Form 10-Q
period 1996-06-30
NORTHERN STATES FINANCIAL CORP /DE/
filed 1996-08-08
CIK 744485

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.   20549
                           -------------------------------

                                      FORM 10-Q

   [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ending June 30, 1996

                                          OR

   [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         -------------------------------


                        NORTHERN STATES FINANCIAL CORPORATION
                (Exact name of Registrant as specified in its charter)



      Delaware                      0-19300                   36-3449727
(State of incorporation)         (Commission             (I.R.S. Employer
                                 File Number)           Identification No.)


                               1601 North Lewis Avenue
                              Waukegan, Illinois   60085
                                    (847) 244-6000
            (Address, including zip code, and telephone number, including area code, of principal executive office)


                         -------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                          YES:   XXX           NO:
                           ---------           ---------


                   888,973 shares of common stock were outstanding
                                 as of June 30, 1996.

                NORTHERN STATES FINANCIAL CORPORATION AND SUBSIDIARIES

                                      FORM 10-Q

                                    JUNE 30, 1996

                                        INDEX



PART I.    FINANCIAL INFORMATION

  Item 1.   Financial Statements

    Condensed consolidated balance sheets at June 30,
    1996, December 31, 1995, and June 30, 1995................2


    Condensed consolidated statements of income for
    the three months and six months ended
    June 30, 1996 and 1995....................................3


    Condensed consolidated statements of cash flows
    for the six months ended June 30, 1996 and 1995...........4


    Notes to condensed consolidated financial
    statements...........................................5 - 14


   Item 2.  Management's discussion and analysis of
            financial condition and results of
            operations..................................15 - 25



PART II.   OTHER INFORMATION


     Signatures..............................................26

NORTHERN STATES FINANCIAL CORPORATION
- -------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
- -------------------------------------
June 30, 1996, December 31, 1995,
    and June 30, 1995
(In thousands of dollars, except per share data)


                                                                   June 30,     December 31,     June 30,
      Assets                                                        1996           1995           1995
                                                                ----------     ----------     ----------
Cash and due from banks........................................    $17,419        $18,119        $16,154
Interest-bearing deposits in financial institutions............         93            355            433
Federal funds sold.............................................     11,300         15,500         18,500
                                                                ----------     ----------     ----------
   Total cash and cash equivalents.............................     28,812         33,974         35,087
                                                                ----------     ----------     ----------
Interest-bearing deposits in financial institutions -
    maturities over 90 days....................................        100            100          1,100
Securities available-for-sale..................................    143,816        155,170         56,607
Securities held-to-maturity (Fair value of
   $75,367 on June 30, 1995)...................................          0              0         75,020
Loans..........................................................    230,034        225,379        225,111
Less: Allowance for loan losses................................      4,497          4,514          4,470
                                                                ----------     ----------     ----------
   Loans, net..................................................    225,537        220,865        220,641
                                                                ----------     ----------     ----------
Direct lease financing.........................................        605            622            592
Office buildings and equipment, net............................      6,398          6,587          6,819
Other real estate owned, net of allowance for losses
   of $521, $510 and $538, respectively........................      3,322          2,311          3,165
Accrued interest receivable....................................      4,723          4,366          4,060
Other assets...................................................      4,042          3,896          2,890
                                                                ----------     ----------     ----------
   Total assets................................................   $417,355       $427,891       $405,981
                                                                ----------     ----------     ----------
                                                                ----------     ----------     ----------


      Liabilities and Stockholders' Equity

Liabilities

Deposits
   Demand - noninterest-bearing................................    $39,150        $43,774        $37,190
   NOW accounts................................................     36,866         39,818         38,905
   Money market accounts.......................................     46,769         43,639         43,694
   Savings.....................................................     47,608         47,259         48,585
   Time, $100,000 and over.....................................     66,983         62,309         66,958
   Time, under $100,000........................................     89,334         90,756         87,807
                                                                ----------     ----------     ----------
      Total deposits...........................................    326,710        327,555        323,139
Securities sold under repurchase agreements
   and other short-term borrowings.............................     34,176         43,278         28,878
Advances from borrowers for taxes and insurance................      1,018          1,281          1,364
Accrued interest payable and other liabilities.................      4,505          4,772          4,076
                                                                ----------     ----------     ----------
      Total liabilities........................................    366,409        376,866        357,457

Stockholder's Equity

Common stock - $2 par value: 1,750,000 shares authorized;
   888,973, 887,431, and 887,431 shares
   issued and outstanding, respectively........................      1,778          1,775          1,775
Capital surplus................................................     11,184         11,123         11,105
Retained earnings..............................................     39,385         37,617         35,762
Unrealized net gain/(loss) on securities available-for-sale,
   net of tax..................................................     (1,401)           490           (118)
                                                                ----------     ----------     ----------
   Total stockholders' equity..................................     50,946         51,005         48,524
                                                                ----------     ----------     ----------
   Total liabilities and stockholders' equity..................   $417,355       $427,891       $405,981
                                                                ----------     ----------     ----------
                                                                ----------     ----------     ----------



See notes to condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
- --------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
- --------------------------------------------
Three months and six months
ended June 30, 1996 and 1995
In thousands of dollars, except per share data)


                                                     Three months ended             Six months ended
                                                   June 30,       June 30,       June 30,       June 30,
                                                     1996           1995           1996           1995
Interest income                                  ----------     ----------     ----------     ----------
  Loans (including fee income)..................     $5,629         $5,478        $10,816        $10,807
  Securities
    Taxable.....................................      1,926          1,720          3,926          3,558
    Exempt from federal income tax..............        276            289            541            588
Interest-bearing deposits in financial
    institutions................................          7             27             14            100
  Federal funds sold............................         99            134            270            141
                                                 ----------     ----------     ----------     ----------
    Total interest income.......................      7,937          7,648         15,567         15,194
                                                 ----------     ----------     ----------     ----------
Interest expense
  Time deposits.................................      2,141          2,009          4,391          3,805
  Other deposits................................      1,081          1,041          2,188          2,043
  Other borrowings..............................        415            488            881            947
                                                 ----------     ----------     ----------     ----------
    Total interest expense......................      3,637          3,538          7,460          6,795
                                                 ----------     ----------     ----------     ----------
Net interest income...........................        4,300          4,110          8,107          8,399
Provision for loan losses.....................          360            360            720            720
                                                 ----------     ----------     ----------     ----------
Net interest income after provision for
    loan losses.................................      3,940          3,750          7,387          7,679
                                                  ---------     ----------     ----------     ----------
Noninterest income
  Service fees on deposits......................        314            352            648            723
  Trust income..................................        132            121            245            237
  Net gains on sales of securities..............          0              0              5              0
  Net gains on sales of loans...................         17             39             72             61
  Other operating income........................        160            122            283            326
                                                 ----------     ----------     ----------     ----------
    Total noninterest income....................        623            634          1,253          1,347
                                                 ----------     ----------     ----------     ----------
Noninterest expenses
  Salaries and employee benefits................      1,451          1,451          2,860          3,055
  Occupancy and equipment expenses, net.........        367            347            670            704
  Data processing expense.......................        140            149            272            291
  FDIC deposit insurance expense................         54            186            108            372
  Other real estate owned expenses..............         64             46            112             94
  Other operating expenses......................        555            534          1,028          1,237
                                                 ----------     ----------     ----------     ----------
    Total noninterest expenses..................      2,631          2,713          5,050          5,753
                                                 ----------     ----------     ----------     ----------
Income before income taxes......................      1,932          1,671          3,590          3,273
Provision for income taxes......................        543            474            977            944
                                                 ----------     ----------     ----------     ----------
Net income......................................     $1,389         $1,197         $2,613         $2,329
                                                 ----------     ----------     ----------     ----------
                                                 ----------     ----------     ----------     ----------


Earnings per common share.......................      $1.56          $1.35          $2.94          $2.63
                                                 ----------     ----------     ----------     ----------
                                                 ----------     ----------     ----------     ----------

Weighted average common shares outstanding......    888,806        887,331        888,553        886,731
                                                 ----------     ----------     ----------     ----------
                                                 ----------     ----------     ----------     ----------





     See notes to condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
- -----------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
- -----------------------------------------------------
Six months ended June 30, 1996 and 1995
(In thousands of dollars)


                                                                      Six months ended
                                                                     1996         1995
Cash flows from operating activities                            ----------     ----------
   Net income                                                       $2,613         $2,329
   Adjustments to reconcile net income to cash from
    operating activities
      Depreciation                                                     291            339
      Provision for loan losses                                        720            720
      Provision for losses on other real estate owned                   11             12
      Deferred loan fees                                               (89)           (70)
      Gain on sales of securities available-for-sale                    (5)             0
      Proceeds from sales of loans                                   6,075          2,617
      Loans originated for sale                                     (5,646)        (2,264)
      Gain on sales of loans                                           (72)           (61)
      Change in interest receivable                                   (357)          (273)
      Change in interest payable                                        34             46
      Change in other assets                                           796            447
      Change in other liabilities                                      (52)          (352)
                                                                 ----------    ----------

         Net cash provided by operating activities                   4,319          3,490
                                                                 ----------    ----------

Cash flows from investing activities
      Net change in interest-bearing deposits in
         financial institutions - maturities over 90 days                0          3,100
      Proceeds from sales of securities available-for-sale           2,675              0
      Proceeds from maturities of securities available-for-sale     58,238         25,888
      Proceeds from maturities of securities held-to-maturity            0         10,486
      Purchases of securities available-for-sale                   (52,636)        (8,508)
      Purchases of securities held-to-maturity                           0         (7,018)
      Increase in loans made to customers                           (6,844)        (9,608)
      Property and equipment expenditures                             (102)           (47)
      Net change in direct lease financing                              17           (219)
      Proceeds from sales of other real estate owned                   162            399
                                                                 ----------    ----------

         Net cash provided by investing activities                   1,510         14,473
                                                                 ----------    ----------

Cash flows from financing activities
      Net increase (decrease) in:
        Deposits                                                      (845)        (6,224)
        Securities sold under repurchase agreements
          and other short-term borrowings                           (9,102)        (1,776)
        Advances from borrowers for
          taxes and insurance                                         (263)          (172)
      Net proceeds from exercising stock options                        64             54
      Dividends paid                                                  (845)          (710)
                                                                 ----------    ----------

     Net cash used in financing activities                         (10,991)        (8,828)
                                                                 ----------    ----------

Net increase (decrease) in cash and cash equivalents                (5,162)         9,135
Cash and cash equivalents at beginning of period                    33,974         25,952
                                                                ----------     ----------

Cash and cash equivalents at end of period                         $28,812        $35,087
                                                                 ----------     ----------
                                                                 ----------     ----------


Supplemental disclosures
      Cash paid during the period for
         Interest                                                   $7,426         $6,749
         Income taxes                                                1,075            700
      Noncash investing activities
         Transfers made from loans to other real estate owned        1,184            848


    See notes to condensed consolidated financial statements.

                        NORTHERN STATES FINANCIAL CORPORATION

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    June 30, 1996

                 (Dollar Amounts in thousands, except per share data)

                                    (Unaudited)


Note 1 - BASIS OF PRESENTATION


    The accompanying interim condensed consolidated financial statements are prepared without audit and reflect all adjustments which are of a normal and recurring nature and, in the opinion of management, are necessary to present interim financial statements of Northern States Financial Corporation (the "Company") in accordance with generally accepted accounting principles. The interim financial statements do not purport to contain all the necessary financial disclosures covered by generally accepted accounting principles that might otherwise be necessary for complete financial statements.

    The condensed consolidated statements of income are for the three and six months ended June 30, 1996 and 1995. The condensed consolidated statements of cash flows are for the six months ended June 30, 1996 and 1995. The condensed consolidated balance sheets are as of June 30, 1996, December 31, 1995 and June 30, 1995.

    The interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes (or "notes thereto") of the Company for the years ended December 31, 1995, 1994, and 1993.

    The results of operations for the six-month period ended June 30, 1996, are not necessarily indicative of the results to be expected for the full year.

    Earnings per Share - Earnings per share are based upon the weighted average shares outstanding during the period. The effect of stock options was not material to earnings per share for any period presented.

                         NORTHERN STATES FINANCIAL CORPORATION

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    June 30, 1996

                 (Dollar Amounts in thousands, except per share data)
                                     (Unaudited)



Note 2 - SECURITIES



     Securities classified as available-for-sale are those securities which are likely to be sold if the Company needs to raise cash for liquidity purposes, to adjust the portfolio for interest rate risk purposes, or to adjust for income tax purposes. Generally, until late in 1995, securities that were subject to repricing or had an original maturity date of two years or less were classified as available-for-sale.

    During 1995, the Company, as permitted by the Statement of Financial Accounting Standards (SFAS) No. 115 implementation guide, exercised a one time opportunity to reassess the appropriateness of the classification of all securities held. Based on this review, the Company reclassified securities having an amortized cost of $96,547 and a net unrealized gain of $772 from held-to-maturity to available-for-sale. This reclassification transferred all held-to- maturity securities to the available-for-sale classification. With this reclassification the Company intends to classify all securities as available-for-sale.

     The fair value adjustment to stockholders' equity, net of tax, as required by SFAS No. 115 for securities available-for-sale was a reduction of $1,401 as of June 30, 1996. The Company has excess capital to absorb the impact of this pronouncement on stockholders' equity.

                        NORTHERN STATES FINANCIAL CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    June 30, 1996

                 (Dollar Amounts in thousands, except per share data)
                                     (Unaudited)

     The amortized cost, gross unrealized gains and losses, and fair values of securities available-for-sale and held-to-maturity as of June 30, 1996, December 31, 1995, and June 30, 1995 are as follows:

                       --------------  JUNE 30, 1996 ---------------
Securities              Amortized    GROSS UNREALIZED       Fair
available-for-sale        Cost        Gains    Losses       Value
- -------------------    -----------  --------  --------- ------------
 U.S. Treasury          $ 24,410   $    26    $   (41)   $ 24,395
 U.S. Government
   agencies and
   corporations           75,840         2     (2,212)     73,630
 States and political
   subdivisions           26,583       389       (167)     26,805
 Mortgage-backed
   securities and
   collateralized
   mortgage obligations   18,103        77       (337)     17,843
 Equity securities
   and mutual fund
   investment in
   debt securities         1,157       102       (116)      1,143
                        --------   -------    --------   --------
   Total                $146,093   $   596    $(2,873)   $143,816
                        --------   -------    --------   --------
                        --------   -------    --------   --------

                       ------------- DECEMBER 31, 1995 -------------
Securities              Amortized    GROSS UNREALIZED       Fair
available-for-sale        Cost        Gains    Losses       Value
- -------------------    -----------  --------  --------- ------------
 U.S. Treasury          $ 37,176   $    93    $   (21)   $ 37,248
 U.S. Government
   agencies and
   corporations           71,718       162       (299)     71,581
 States and political
   subdivisions           21,337       763        (35)     22,065
 Mortgage-backed
   securities and
   collateralized
   mortgage obligations   20,320       211        (59)     20,472
 Equity securities
   and mutual fund
   investment in
   debt securities         3,814        89        (99)      3,804
                        --------   -------    --------   --------
   Total                $154,365   $ 1,318    $  (513)   $155,170
                        --------   -------    --------   --------
                        --------   -------    --------   --------

                        NORTHERN STATES FINANCIAL CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    June 30, 1996

                 (Dollar Amounts in thousands, except per share data)
                                     (Unaudited)

                       --------------  JUNE 30, 1995 ---------------
Securities              Amortized    GROSS UNREALIZED       Fair
available-for-sale        Cost        Gains    Losses       Value
- -------------------    -----------  --------  --------- ------------
 U.S. Treasury          $ 22,166   $    72    $   (32)   $ 22,206
 U.S. Government
   agencies and
   corporations           20,073        31       (137)     19,967
 Mortgage-backed
   securities and
   collateralized
   mortgage obligations   10,784        29        (42)     10,771
 Equity securities
   and mutual fund
   investment in
   debt securities         3,732        33       (102)      3,663
                        --------   -------    --------   --------
   Total                $ 56,755   $   165    $  (313)   $ 56,607
                        --------   -------    --------   --------
                        --------   -------    --------   --------

Securities
held-to-maturity
- -----------------
 U.S. Treasury          $ 13,123   $    39    $   (70)   $ 13,092
 U.S. Government
   agencies and
   corporations           27,156       115       (233)     27,038
 States and political
   subdivisions           23,490       701       (105)     24,086
 Mortgage-backed
   securities and
   collateralized
   mortgage obligations   11,251        45       (145)     11,151
                        --------   -------    --------   --------
   Total                $ 75,020   $   900    $  (553)   $ 75,367
                        --------   -------    --------   --------
                        --------   -------    --------   --------

                        NORTHERN STATES FINANCIAL CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    June 30, 1996

                 (Dollar Amounts in thousands, except per share data)
                                    (Unaudited)


     The amortized cost and fair value of securities at June 30 1996, by contractual maturity, are shown on the following table. Expected maturities will differ from contractual maturities because some issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                          Amortized        Fair
Securities available-for-sale                Cost          Value
- -------------------------------------    -----------    -----------
Due in one year or less                   $ 34,449       $ 34,422
Due after one year through five years       74,870         73,279
Due after five years through ten years      17,514         17,129
                                         -----------    -----------
                                           126,833        124,830
Mortgage-backed securities
  and collateralized
  mortgage obligations                      18,103         17,843
Equity securities
  and mutual fund
  investment in
  debt securities                            1,157          1,143
                                         -----------    -----------
     Total                                $146,093       $143,816
                                         -----------    -----------
                                         -----------    -----------

     Mortgage-backed securities are comprised of investments in pools of residential mortgages. The mortgage pools are issued and guaranteed by the Federal Home Loan Mortgage Corporation, and the Federal National Mortgage Association.

     As of June 30, 1996, the Company held structured notes with an amortized cost of $4,101 and fair value of $4,043. These securities are issued by the Federal Home Loan Bank, the Federal Home Loan Mortgage Association and the Student Loan Marketing Association. The structured notes are comprised primarily of securities that have coupon interest rates which "step up" periodically during the term to maturity.

     There were no sales of securities during the three months ended June 30, 1996. There were two sales during the six months ended June 30, 1996 of securities available-for-sale which resulted in proceeds of $2,675 and a gain of $5.

     There were no sales of securities during the three months and six months ended June 30, 1995.

                        NORTHERN STATES FINANCIAL CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    June 30, 1996

                 (Dollar Amounts in thousands, except per share data)
                                    (Unaudited)


Note 3 - LOANS

     The Company makes loans to, and obtains deposits from, customers primarily in Lake County, Illinois and surrounding areas. Most loans are secured by specific items of collateral, including commercial and residential real estate and other business and consumer assets.

     Loans consisted of the following at June 30, 1996, December 31, 1995, and June 30, 1995:

                               June 30,  December 31,    June 30,
                                 1996         1995         1995
                           ------------ ------------ ------------
Commercial                     $ 51,943     $ 53,886     $ 56,420
Real estate - construction       27,710       23,720       24,366
Real estate - mortgage          141,200      137,941      133,006
Installment                      10,116       10,903       12,571
                           ------------ ------------ ------------
   Total loans                  230,969      226,450      226,363
Unearned income                    (324)        (370)        (489)
Deferred loan fees                 (611)        (701)        (763)
                           ------------ ------------ ------------
   Loans, net of unearned
    income and deferred
    loan fees                   230,034      225,379      225,111
Allowance for loan losses        (4,497)      (4,514)      (4,470)
                           ------------ ------------ ------------
   Loans, net                  $225,537     $220,865     $220,641
                           ------------ ------------ ------------
                           ------------ ------------ ------------

     Loans held for sale on June 30, 1996, December 31, 1995 and June 30, 1995 were approximately $2,104, $3,641, and $2,195 respectively, and are classified as real estate mortgage loans.

     Non-performing loans, which include loans contractually past due ninety days or more, loans accounted for on a nonaccrual basis, and loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower, amounted to $3,455 at June 30, 1996, $7,345 at December 31, 1995, and $6,579 at
June 30, 1995.

                        NORTHERN STATES FINANCIAL CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    June 30, 1996

                 (Dollar Amounts in thousands, except per share data)
                                     (Unaudited)

    At June 30, 1996, the balance of impaired loans and the portion of the allowance for loan losses allocated to impaired loans amounted to $2,560 and $368, respectively. There were no impaired loans without an allowance allocation. Impaired loans averaged $3,770 for the six months ended June 30, 1996. Interest income recognized on impaired loans for the three months ended and six months ended June 30, 1996 approximated $80 and $93, respectively which was all cash based income.

     The Company is a party to financial instruments with off- balance sheet risk in the normal course of business to meet financing needs of its customers. These financial instruments include commitments to make loans, standby letters of credit, and unused lines of credit. The Company's exposure to credit loss in the event of non-performance by the other parties to these financial instruments is represented by the contractual amount of the instruments. The Company uses the same credit policy to make such commitments as it uses for on-balance-sheet items.

     At June 30, 1996, December 31, 1995, and June 30, 1995, the contract amount of the Company's off-balance sheet commitments was as follows:

                              June 30,  December 31,    June 30,
                                1996         1995         1995
                          ----------- ------------- ------------
Unused lines of credit
and commitments to
make loans:
      Fixed rate               $15,793      $12,995      $ 9,725
      Variable rate             48,683       49,984       61,330
                          ------------ ------------ ------------
         Total                 $64,476      $62,979      $71,055
                          ------------ ------------ ------------
                          ------------ ------------ ------------

Standby letters of credit      $ 4,333      $ 5,579      $ 5,155

     Since many commitments to make loans expire without being used, the amounts above do not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitments is determined using management's credit evaluation of the borrower, and may include commercial and residential real estate and other business and consumer assets.

                        NORTHERN STATES FINANCIAL CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    June 30, 1996

                 (Dollar Amounts in thousands, except per share data)
                                     (Unaudited)


Note 4 - ALLOWANCES FOR LOAN LOSSES AND
         OTHER REAL ESTATE OWNED LOSSES

     Activity in the allowance for loan losses for the six months ended June 30, 1996, year ended December 31, 1995, and six months ended June 30, 1995, is as follows:


                               June 30,  December 31,   June 30,
                                 1996        1995         1995
                              ---------  ------------  ---------
Balance at beginning of year    $4,514      $3,965       $3,965
Provision charged to
   operating expense               720       1,480          720
Loans charged off                 (774)     (1,009)        (255)
Recoveries on loans
   previously charged off           37          78           40
                              ---------  ------------  ---------
Balance at end of period        $4,497      $4,514       $4,470
                              ---------  ------------  ---------
                              ---------  ------------  ---------



     Activity in the allowance for other real estate owned losses for the six months ended June 30, 1996, year ended December 31, 1995, and six months ended June 30, 1995, is as follows:

                               June 30,  December 31,   June 30,
                                 1996        1995         1995
                              ---------  ------------  ---------
Balance at beginning of year    $  510      $  526       $  526
Provision charged to
   operating expense                11          23           12
Losses on other real
   estate owned                    -0-         (39)         -0-
                              ---------  ------------  ---------
Balance at end of period        $  521      $  510       $  538
                              ---------  ------------  ---------
                              ---------  ------------  ---------

                        NORTHERN STATES FINANCIAL CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    June 30, 1996

                 (Dollar Amounts in thousands, except per share data)
                                     (Unaudited)



Note 5 - PROVISION FOR INCOME TAXES


    The provision for income taxes represents federal and state income tax expense calculated using annualized rates on taxable income generated during the respective periods.


Note 6 - STOCKHOLDERS' EQUITY


    For the six months ended June 30, 1996 total stockholders' equity decreased $59. The decrease is a result of net income of $2,613, less the change in the valuation allowance from December 31, 1995 for the fair value of securities available-for-sale, net of tax, of $1,891, plus $64 due to 1,542 stock options being exercised pursuant to the Omnibus Incentive Plan, less the dividend payment of $845.

    For the six months ended June 30, 1995, total stockholders' equity increased $2,824 due to net income of $2,329, plus the change in the valuation allowance from December 31, 1994 for the fair value of securities available-for-sale, net of tax, of $1,151 plus $54 due to 1,300 stock options being exercised pursuant to the Omnibus Incentive Plan, less the dividend payment of $710.

                        NORTHERN STATES FINANCIAL CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    June 30, 1996

                 (Dollar Amounts in thousands, except per share data)
                                     (Unaudited)




Note 7 - OMNIBUS INCENTIVE PLAN

    In April, 1992, the stockholders approved the 1992 Omnibus Incentive Plan (the "Plan") which authorizes the issuance of up to 75,000 shares of the Company's common stock. The Plan allows for the granting of nonqualified stock options, restricted stock and stock appreciation rights. As of June 30, 1996 the company had issued 8,500 nonqualified stock options, of which 3,022 have been exercised. During the six months ended March 31, 1996, 1,342 stock options were exercised at $41.60 per share and 200 stock options were excercised at $42.00 per share. The remaining 5,478 stock options are outstanding and exercisable as of June 30, 1996 at either $41.60 or $42.00 per share.

    On May 1, 1992, the Company issued 9,344 stock appreciation rights at a price of $41.60. Stock appreciation rights outstanding as of June 30, 1996 and June 30, 1995, were 3,904 and 7,468, respectively. As the market value in the Company's stock increases, a like amount is expensed as compensation. For the six months ending June 30, 1996, 2,908 stock appreciation rights were exercised and paid out while the expense was $23. For the six months ending June 30, 1995, 500 stock appreciation rights were exercised and paid out and the compensation expense was $15.

                        NORTHERN STATES FINANCIAL CORPORATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS



     The following discussion focuses on the consolidated financial condition of the Northern States Financial Corporation at June 30, 1996 and the consolidated results of operations for the three and six month periods ending June 30, 1996, compared to the same periods in 1995. The purpose of this discussion is to provide a better understanding of the condensed consolidated financial statements and the operations of its subsidiaries, the Bank of Waukegan ("The Bank") and First Federal Bank, fsb ("First Federal" or "The Thrift"). This discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto included herein.


FINANCIAL CONDITION

     The consolidated total assets were $417.4 million at the end of the current period, decreasing $10.5 million or 2.46% from the the Company's fiscal year-end, December 31, 1995.

     Securities in total decreased $11.4 million or 7.32% from year-end. This decrease in part resulted from the decline in market valuations of $3.1 million as the bond market experienced volitility and increased rates. At the Thrift, two securities totalling $2.7 million were sold for liquidity purposes. The statement of cash flows shows that $5.6 million more in securities matured than were purchased. Federal funds sold decreased $4.2 million from December 31, 1995. The Company experiences seasonality in its levels of nonretail deposits and other borrowings which normally decrease midyear. The Company offsets these seaonal changes to its deposit and other borrowings by making adjustments to its securities and Federal funds sold. For example, during 1995, consolidated assets decreased $5.7 million at June 30, 1995 from December 31, 1994, with a corresponding drop in securities and Federal funds sold of $9.9 million.

    The loan porfolio for the Company increased $4.7 million or 2.07% from December 31, 1995. Loan growth of $3.2 million occurred at the Bank where real estate construction loans went up $4.7 million, and real estate mortgages increased $1.0 million while commercial loans decreased $1.8 million and installment loans declined $.7 million. At the Thrift total loans increased $1.3 million which was mainly in real estate mortgages. Due to favorable home mortgage rates, loans originated for sale by First Federal for sale on the secondary market through the Federal Home Loan Mortgage Corporation (FHLMC) and the Federal National Mortgage Association (FNMA) programs during the first six months of

                        NORTHERN STATES FINANCIAL CORPORATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS


1996 were $5.6 million as compared to $2.3 million during the same six month period in 1995. The Company's levels of nonper forming loans decreased 52.96% to $3,455,000 from December 31, 1995 primarily as the result of increased collection efforts, the charging off of loans totalling $774,000 to the allowance for loan losses and the transfer of $1,184,000 from loans to other real estate owned.

    During the first six months of 1996 deposits at the Company decreased $845,000. Noninterest-bearing demand accounts decreased $4.6 million while NOW accounts declined $3.0 million. These declines were mostly offset by increases of $3.1 million in money market deposits, $3.3 million in total time deposits and $.3 million in savings accounts.

    At the Bank of Waukegan total deposits increased $2.4 million or 1.03%. The Bank experienced increases in Money Market deposits of $3.1 million, in savings of $.9 million , and in time deposits of $100,000 and over of $5.3 million. The Bank had declines of $3.4 million, $2.7 million, and $.8 million in the area of noninterest-bearing demand deposits, NOW account deposits, and time deposits under $100,000, respectively. The decline in checking and NOW accounts at the Bank is in part attributable to businesses customers transferring funds to higher earning Money Market deposits. Commercial Money Market deposits at the Bank increased $6.2 million from year-end.

     Deposit totals at First Federal declined $3.3 million or 3.45%. Noninterest-bearing demand balances decreased $1.3 million, NOW accounts declined $.3 million, regular savings balances were $.5 million lower, and time deposits of all types decreased $1.2 million. These decreases are attributable to customers shifting funds to other savings and loan institutions which traditionally have offered higher interest rates and lower account balance requirements. First Federal now offers the same rates and terms as the Bank and as a result, some clients have withdrawn their funds to achieve the higher rates at competing savings associations.

    Securities sold under repurchase agreements and other short- term borrowing at the Company decreased $9.1 million from December 31, 1995 to $34.2 million at June 30, 1996. These funds consist of securities sold under repurchase agreements by the Bank of Waukegan that are offered through an overnight repurchase agreement product and a term product with maturities from 7 days to one year. Repurchase agreements provide a source of funds to the Company that do not increase the reserve requirements with the Federal Reserve Bank or create an expense relating to FDIC

                        NORTHERN STATES FINANCIAL CORPORATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS


insurance and, therefore, are less costly to the Company. The decrease in repurchase agreement funds was a result of commercial customers drawing down their balances to make capital expenditures which is indicative of the upturn in the local economy.

     Total stockholders' equity decreased $59,000 during the first six months of
1996.   The decrease is a result of net income of $2,613,000  less the adjustment in the valuation allowance for the market value of securities available-for-sale, net of tax, of $1,891,000, plus $64,000 due to the exercising of 1,542 stock options pursuant to the Omnibus Incentive Plan, less dividends paid of $845,000.

     The tangible equity capital-to-asset ratio at June 30, 1996 was 10.06% and the total capital-to-asset ratio, on a risk adjusted basis, amounted to 17.35% compared to the respective required levels of 5.00% and 8.00%. Book value per share was $57.30 at June 30, 1996 compared to $57.47 at December 31, 1995. On June 30, 1996, the Company and its subsidiaries were in compliance with all applicable regulatory capital requirements.


RESULTS OF OPERATIONS


NET INCOME

     The consolidated net income was $1,389,000 for the quarter ended June 30, 1996, an increase of $192,000 or 16.04%, as compared to net income of $1,197,000 for the same period the previous year. The annualized return on average assets was 1.32% for the quarter as compared to 1.20% for the previous year. The net consolidated income for the six months ended June 30, 1996 was $2,613,000, an increase of $284,000 or 12.19% over the first half of 1995. The annualized return on average assets for the first half of 1996 was 1.24% as compared to 1.17% for same period the previous year.

NET INTEREST INCOME

     Net interest income, the difference between interest income earned on average interest-earning assets and interest expense on average interest-bearing liabilities, increased $190,000 or 4.62% for the three months ended June 30, 1996, compared to the same three months in 1995. This increase in net interest margin can in part be explained by the receipt during the second quarter of 1996 by the Bank of payment in full on an impaired loan on nonaccrual status with a corresponding recognization of $80,000 in

                        NORTHERN STATES FINANCIAL CORPORATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS


interest and fees. The balance of the increase in net interest income is a result of increased volumes of average earning assets during the second quarter of 1996 as compared to the same quarter of 1995. This is evidenced in Table 1, "Analysis of Average Balance and Tax Equivalent Rates for the Three Months Ended June 30, 1996 and 1995", which shows that, although the net yield on interest earning assets was almost identical, there was an increase of interest earning assets to $391.9 million or $18.2 million greater than last year.


    Net interest income for the first six months of 1996 decreased $292,000 or 3.48% compared to the first half of 1995. Table 2, "Analysis of Average Balance and Tax Equivalent Rates for the Six Months Ended June 30, 1996 and 1995", indicates that the Company's net yield on interest earning assets dropped to 4.34% for the first six months of 1996 as compared to 4.68% for the same period last year. Generally, loan interest rates for the first six months of 1996 are at lower levels than during the same period of 1995 as indicated by the prime rate which was 8.25% on June 30, 1996 as compared to 9.00% on June 30, 1995. Table 2 shows that the yield on loans during the first half of 1996 was 9.40% as compared to 9.77% during the first half of 1995, a decrease 37 basis points. Yields on total interest earning assets declined only 18 basis points during the first six months of 1996 as compared to the first six months of 1995 as management was able to increase the yields earned on taxable securities. Usually when loan rates decrease, rates on interest bearing liabilities decrease as well. As Table 2 indicates, yields on interest bearing liabilities did the opposite and increased 22 basis points compared to last year. This is a result of local competitive pressures that have kept deposit rates at higher levels.



PROVISION FOR LOAN LOSSES

     The provision for loan losses was $360,000 during the quarter ended June 30, 1996 which is no change from the same period the previous year. For the first six months of 1996 the provision for loan losses was $720,000 which was the same as the provision for the same period of 1995.

     On January 1, 1995, the Company adopted FASB standards No. 114 and 118. Under these standards, loans considered to be impaired are reduced to the present value of expected future cash

                        NORTHERN STATES FINANCIAL CORPORATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS  OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS

                                       TABLE 1


                        NORTHERN STATES FINANCIAL CORPORATION
                   ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES
                     FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                       ($ 000s)

                                                1996                                        1995
                              ---------------------------------------      ---------------------------------------
                               AVERAGE                                      AVERAGE
                               BALANCE        INTEREST          RATE        BALANCE        INTEREST          RATE
                              ---------------------------------------      ---------------------------------------
Assets
   Loans (1)(2)(3)             $237,791         $5,712          9.61%       $225,075         $5,532          9.83%
   Taxable securities           125,256          1,926          6.09%        117,383          1,720          5.83%
   Securities exempt from
    federal income taxes (2)     20,529            418          8.34%         21,268            437          8.22%
   Interest bearing deposits
    in banks                        543              7          5.16%          1,429             27          7.56%
   Federal funds sold             7,814             99          5.07%          8,624            134          6.22%
                              ---------      ---------                     ---------      ---------
    Interest earning assets     391,933          8,162          8.31%        373,779          7,850          8.38%
   Noninterest earning assets    25,829      ---------                        24,098      ---------
                              ---------                                    ---------
    Average assets             $417,762                                     $397,877
                               ---------                                    ---------
                               ---------                                    ---------
Liabilities and stockholders'
 equity
   NOW deposits                 $42,108           $322          3.06%        $38,268           $269          2.81%
   Money market deposits         41,317            409          3.96%         36,958            429          4.64%
   Savings deposits              47,496            350          2.95%         49,383            343          2.78%
   Time deposits                154,135          2,141          5.56%        146,105          2,009          5.50%
   Other borrowings              34,156            415          4.86%         34,897            488          5.59%
                              ---------      ---------                     ---------      ---------
      Interest bearing
       liabilities              319,212          3,637          4.56%        305,611          3,538          4.63%
   Demand deposits               40,187      ---------                        37,903      ---------
   Other noninterest bear-
    ing liabilities               7,184                                        6,821
   Stockholders' equity          51,179                                       47,542
                              ---------                                    ---------
    Average liabilities and
     stockholders' equity      $417,762                                     $397,877
                               ---------                                    ---------
                               ---------                                    ---------

    Net interest income                         $4,525                                       $4,312
                                             ----------                                    ---------
                                             ----------                                    ---------

    Net yield on interest
     earning assets                                             4.62%                                        4.61%
                                                            ---------                                    ---------
                                                            ---------                                    ---------

    Interest-bearing lia-
     bilities to earning
     assets ratio                                              81.45%                                       81.76%
                                                            ---------                                    ---------
                                                            ---------                                    ---------


       (1) - Interest income on loans includes loan origination fees of $ 124 and $ 120 for the three months ended June 30, 1996 and June 30, 1995.

       (2) - Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34% rate.

       (3) - Non-accrual loans are included in average loans.

                        NORTHERN STATES FINANCIAL CORPORATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS  OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS

                                       TABLE 2


                        NORTHERN STATES FINANCIAL CORPORATION
                   ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES
                     For the Six Months Ended June 30, 1996 and 1995
                                       ($ 000s)



                                                 1996                                        1995
                                --------------------------------------       --------------------------------------
                                Average                                      Average
                                Balance        Interest          Rate        Balance        Interest          Rate
                                --------------------------------------       --------------------------------------
Assets
   Loans (1)(2)(3)             $233,789        $10,993          9.40%       $222,678        $10,883          9.77%
   Taxable securities           129,490          3,926          6.04%        122,623          3,558          5.80%
   Securities exempt from
    federal income taxes (2)     20,266            819          8.33%         21,228            891          8.39%
   Interest bearing deposits
    in banks                        495             14          2.83%          2,688            100          7.44%
   Federal funds sold            10,345            270          5.22%          4,567            141          6.17%
                              ---------      ---------                     ---------      ---------
    Interest earning assets     394,385         16,022          8.13%       373,7841          5,573          8.33%
   Noninterest earning assets    25,484      ---------                        25,383      ---------
                              ---------                                    ---------
    Average assets             $419,869                                     $399,167
                              ---------                                    ---------

Liabilities and stockholders'
 equity
   NOW deposits                 $41,559           $632          3.04%        $39,682           $554          2.79%
   Money market deposits         42,011            857          4.08%         36,529            783          4.29%
   Savings deposits              47,206            699          2.96%         50,497            706          2.80%
   Time deposits                155,593          4,391          5.64%        145,822          3,805          5.22%
   Other borrowings              35,538            881          4.96%         35,529            947          5.33%
                              ---------      ---------                     ---------      ---------
      Interest bearing
       liabilities              321,907          7,460          4.63%        308,059          6,795          4.41%
   Demand deposits               39,573      ---------                        37,701      ---------
   Other noninterest bear-
    ing liabilities               6,983                                        6,428
   Stockholders' equity          51,406                                       46,979
                              ---------                                    ---------
    Average liabilities and
     stockholders' equity      $419,869                                     $399,167
                              ---------                                    ---------
                              ---------                                    ---------
    Net interest income                         $8,562                                       $8,778
                                             ---------                                    ---------
                                             ---------                                    ---------
    Net yield on interest
     earning assets                                             4.34%                                        4.70%
                                                            ---------                                    ---------
                                                            ---------                                    ---------
    Interest-bearing lia-
     bilities to earning
     assets ratio                                              81.62%                                       82.42%
                                                            ---------                                    ---------
                                                            ---------                                    ---------


       (1) - Interest income on loans includes loan origination fees of $ 217 and $ 275 for the six months ended June 30, 1996 and June 30, 1995.

       (2) - Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34% rate.

       (3) - Non-accrual loans are included in average loans.

                        NORTHERN STATES FINANCIAL CORPORATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS


flows or to the fair value of the collateral, by allocating a portion of the allowance for loan losses to such loans. If these allocations create the need to increase the allowance for loan losses, such increase is reported as bad debt expense. The effect of adopting this standard has not been material and the Company's allowance for loan losses is considered adequate after considering the effect of these statements.

     The allowance for loan losses on June 30, 1996, was $4,497,000 or 1.95% of total loans. The Bank of Waukegan's allowance for loan losses as of June 30, 1996 was 2.13% of loans. During the first six months of 1996 the Bank charged off loans totalling $774,000 to the allowance for loan losses. Although the Bank's allowance for loan losses as a percentage of total loans is higher than the Bank's peer group, management has determined that this level is appropriate based on loan growth the Bank has experienced, the Bank's level of nonperforming loans, the recent amount of loan charge offs at the Bank. At First Federal, the allowance for loan losses as of June 30, 1996 was $1,064,000 or 1.54% of loans. The adequacy of the loan loss allowance at both the Bank and Thrift is analyzed by both management and the Board of Directors' Credit Committee at each institution at least quarterly. Loans judged to be impaired, loans with potential loss exposure, loans that are no longer accruing interest, and historical net loan loss percentages are reviewed in the analysis of the loan loss allowance adequacy. Based upon management and the Board Committee's analysis, the allowance for loan losses and the monthly provision at June 30, 1996, is adequate to cover future possible loan losses.



NONINTEREST INCOME

     Noninterest income for the three months ended June 30, 1996, was $623,000 as compared to $634,000 for the three months ended June 30, 1995, a decrease of $11,000. Service fees on deposits for the Company decreased $38,000 as compared to the same quarter last year. Service fees on deposits declined at the Bank by $12,000 as the result of decreased overdraft fee income which declined $14,000 as average levels of overdawn balances decreased in 1996 as compared to 1995. At First Federal service charges on deposits were down $26,000 during the second quarter as First Federal had a decline of 331 checking accounts or 10.38% from June 30, 1995 due to competition. Trust income increased $11,000 during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Other income from gain on sales of loans decreased $22,000 during the second quarter of

                        NORTHERN STATES FINANCIAL CORPORATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS


1996 which was due to increased competition and rate changes on the secondary
market where First Federal sells mortgages.   Miscellaneous other operating
income, which includes loan servicing fees and other loan fee income, increased $38,000 during the quarter.

    For the first half of 1996 noninterest income was $1,253,000 as compared to $1,347,000 for the same period in 1995, a decrease of 6.98%. Service fee income on deposits was $75,000 less during the first six months of 1996 as compared to the same period last year. At the Bank, service fee income declined $38,000 during the first six months of 1996 primarily as the result of the decreasing overdraft charge income. At First Federal, service charge income was down $37,000 for the first half of 1996 due to the Thrift losing checking account customers to the competition. Trust income for the six months ended June 30, 1996 modestly increased by $8,000. During the first half of 1996 there were gains on sales of securities of $5,000 resulting from the sale of two securities available for sale by the Thrift for liquidity purposes that resulted in proceeds of $2,675,000. Gains on sales of loans were $11,000 greater during the six months ended June 30, 1996 than during the same period last year as there was a higher volume of loan sales during 1996. Other operating income, which includes loan servicing fees and other loan fee income, declined $43,000 during the first half of 1996. At the Bank of Waukegan, other loan fee income decreased $40,000 during the first half of 1996 as compared to the same period in 1995. Loan fee income declined at the Bank during 1996 as competitve pressures forced the Bank to reduce fees collected in the origination of loans.


NONINTEREST EXPENSES

     Noninterest expenses decreased $82,000 or 3.02% to $2,631,000 for the three months ended June 30, 1996. There was no change in salaries and employee benefits expenses for the second quarter of 1996 compared to the same period of 1995.
    Occupancy expenses for the second quarter of 1996 increased $20,000 over last year as some necessary repairs and maintenance were made at the Bank.

    Data processing expenses delined $9,000 during the three months ended June 30, 1996 as compared to the same period of 1995. The Company changed data processing service bureaus during the fourth quarter of 1994 and there were still some conversion expenses during the second quarter of 1995 that were not repeated in 1996.

                        NORTHERN STATES FINANCIAL CORPORATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS


     FDIC deposit insurance decreased $132,000 during the three months ended June 30, 1996 as compared to the same period of 1995 as the Bank had no FDIC insurance expense due to the FDIC Bank Insurance Fund (BIF) being fully funded. The Bank has been notified by the FDIC that there will be no FDIC expense during the third quarter of 1996. The FDIC Savings Association Fund (SAIF), which insures First Federal's deposits, is still not fully funded. There are proposals at the federal level to assess thrift institutions a one-time assessment to fully fund SAIF. Such a one-time assessment, if approved, would significantly raise the Thrift's FDIC insurance expense.

    Other real estate owned expenses increased $18,000 during the quarter compared to last year. The increase in other real estate owned expenses is attributable to increases in properties held as real estate owned at June 30, 1996 which increased $1,011,000 from December 31, 1995.

    Miscellaneous other operating expenses increased $21,000 compared to the same quarter last year as legal and loan and collection expenses at the Bank increased $19,000 due to efforts in reducing nonperforming assets.

     Noninterest expenses were $5,050,000 for the six months ended June 30, 1996, a decrease of $703,000 or 12.22% from the prior year. Salaries and employee benefits were $195,000 lower when compared to the same six months last year. Salaries decreased compared to 1995 as four members of senior management were no longer with the Company in 1996. One member of senior management took a position elsewhere while the other three retired. As employees left or retired their responsibilities were closely examined by management and delegated to others if possible.
    During the six months ended June 30, 1996 occupancy expenses decreased $34,000 as compared to the first half of 1995. Older equipment became fully depreciated during the first half of 1996 and depreciation expense decreased $50,000 from the previous year.

    Data processing expense was $19,000 lower during the first half of 1996 as compared to the same period last year because of one-time expenses early in 1995 related to the data processing conversion.

    FDIC deposit insurance decreased $264,000 during the six months ended June 30, 1996 as compared to the same period of 1995 as the Bank had no FDIC insurance expense due to the FDIC Bank Insurance Fund (BIF) being fully funded.

                        NORTHERN STATES FINANCIAL CORPORATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS


    Other real estate owned expenses increased $18,000 during the six months ended June 30, 1996 as compared to same period last year as the result of increases in the other real estate portfolio.

    Miscellaneous other operating expenses were $209,000 lower compared to the same period last year. Much of this decrease is attributable to one-time expenses during the first half of 1995 related to the conversion to a new data processing service bureau and the installation of new data processing equipment that went along with the conversion. For example, printing and supplies decreased in 1996 by $21,000 as last year new forms had to be ordered for the new system and equipment and professional fees declined $104,000 as consultants were used during the conversion to assist and train employees on using the new system and equipment. Other expenses decreased in 1996 by $18,000 as the Company had costs associated with the employment of new employees during 1995. Other expenses for correspondent service charges declined by $16,000 as the Company in 1996 maintained higher balances in its correspondent bank accounts which resulted in lower service charges.


FEDERAL AND STATE INCOME TAXES

    For the six months ended June 30, 1996 and 1995, the Company's provision for federal and state income taxes as a percentage of pretax earnings were 27.21% and 28.84%, respectively. The decreased tax rate is attributed to the increase in the interest earned on United States Treasury and Government Agency securities which are nontaxable for state income tax purposes. Interest income on these securities for the first half of 1996 was $3,206,000 or $542,000 higher than during the same period of 1995.

                        NORTHERN STATES FINANCIAL CORPORATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS



           ACCOUNTING CHANGES, RECENT PRONOUNCEMENTS, AND REGULATORY ISSUES


SFAS 122

    Effective January 1, 1996 the Company adopted Statement of Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights." For mortgages loan sales after 1995, a cost basis or value is allocated to the servicing rights. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income, and if material, are evaluated for impairment based on their fair value. The impact over time of this pronouncement depends on mortgage volume. Through June 30, 1996 the adoption of SFAS 122 did not have a material impact on the Company.




SFAS 123

    Effective January 1, 1996 the Company adopted Statement of Accounting Standards No. 123, "Accounting for Stock Based Compensation." This statement encourages companies to use a fair value method to account for stock based compensation plans. If such a method is not used, companies must disclose the proforma effect on net income and earnings per share had this method been adopted. During the six months ended June 30, 1996 no stock options were issued. The Company will apply this statement to any future stock options granted.


REGULATORY ISSUES

    The Company is not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company.

    Under order of one of the Bank's regulators, the FDIC, the Bank has agreed to revise certain management functions and take corrective action particularly in the consumer law area of the Bank. Correctible actions relate to staffing levels, employee education, transaction documentation, consumer disclosure and monitoring procedures. The effects of these actions are not expected to materially affect the Bank's operations or the Company's financial condition and results of operations. As of July 22, 1996 the FDIC had terminated this order.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to signed on its behalf by the undersigned hereunto duly authorized, on this 1st day of August, 1996.



NORTHERN STATES FINANCIAL CORPORATION
            (REGISTRANT)





Date:    AUGUST 1, 1996           By:   /S/  FRED ABDULA
     ------------------------        --------------------------
                                       Fred Abdula
                                       Chairman of the Board of
                                       Directors and President






Date:    AUGUST 1, 1996           By:   /S/  THOMAS M. NEMETH
     ------------------------        --------------------------
                                       Thomas M. Nemeth
                                       Assistant Vice President