Form 10-Q
period 1996-09-30
NORTHERN STATES FINANCIAL CORP /DE/
filed 1996-10-31
CIK 744485

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                    --------------------------------
                               FORM 10-Q

 [ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ending September 30, 1996

                                  OR

 [   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                    --------------------------------

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

                    --------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                       YES:  XXX               NO:
                           --------               --------

               889,273 shares of common stock were outstanding
                         as of September 30, 1996.

            NORTHERN STATES FINANCIAL CORPORATION AND SUBSIDIARIES

                                  FORM 10-Q

                             SEPTEMBER 30, 1996

                                   INDEX

PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

     Condensed consolidated balance sheets at September 30,
     1996, December 31, 1995, and September 30, 1995 . . . . . . . . . . . .  2

     Condensed consolidated statements of income for
     the three months and nine months ended
     September 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . .  3

     Condensed consolidated statements of cash flows
     for the nine months ended September 30, 1996 and 1995 . . . . . . . . .  4

     Notes to condensed consolidated financial
     statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5 - 14


   Item 2.  Management's discussion and analysis of
            financial condition and results of
            operations . . . . . . . . . . . . . . . . . . . . . . . .  15 - 26


PART II.  OTHER INFORMATION

     Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  27

NORTHERN STATES FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 1996, December 31, 1995,
     and September 30, 1995
(In thousands of dollars, except per share data)

                                                                             Sept. 30,         December 31,          Sept. 30,
      Assets                                                                   1996                1995                1995
                                                                            ----------          ----------          ----------
Cash and due from banks. . . . . . . . . . . . . . . . . . . . .            $ 14,584            $ 18,119            $ 15,482
Interest-bearing deposits in financial institutions. . . . . . .                 241                 355                 246
Federal funds sold . . . . . . . . . . . . . . . . . . . . . . .              21,950              15,500              13,900
                                                                            --------            --------            --------
   Total cash and cash equivalents . . . . . . . . . . . . . . .              36,775              33,974              29,628
                                                                            --------            --------            --------
Interest-bearing deposits in financial institutions -
    maturities over 90 days. . . . . . . . . . . . . . . . . . .                 100                 100                 100
Securities available-for-sale (Note 2) . . . . . . . . . . . . .             140,619             155,170              47,477
Securities held-to-maturity (Fair value of
   $99,460 on September 30, 1995) (Note 2) . . . . . . . . . . .                   0                   0              99,030
Loans (Note 3) . . . . . . . . . . . . . . . . . . . . . . . . .             228,787             225,379             224,263
Less: Allowance for loan losses (Note 4) . . . . . . . . . . . .               5,017               4,514               4,512
                                                                            --------            --------            --------
   Loans, net. . . . . . . . . . . . . . . . . . . . . . . . . .             223,770             220,865             219,751
                                                                            --------            --------            --------
Direct lease financing . . . . . . . . . . . . . . . . . . . . .                 919                 622                 700
Office buildings and equipment, net. . . . . . . . . . . . . . .               6,339               6,587               6,689
Other real estate owned, net of allowance for losses
   of $526, $510 and $544, respectively (Note 4) . . . . . . . .               3,583               2,311               2,801
Accrued interest receivable. . . . . . . . . . . . . . . . . . .               4,038               4,366               4,425
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .               3,563               3,896               3,285
                                                                            --------            --------            --------
   Total assets. . . . . . . . . . . . . . . . . . . . . . . . .            $419,706            $427,891            $413,886
                                                                            --------            --------            --------
                                                                            --------            --------            --------
      Liabilities and Stockholders' Equity

Liabilities

Deposits
   Demand - noninterest-bearing. . . . . . . . . . . . . . . . .            $ 40,343            $ 43,774            $ 39,295
   NOW accounts. . . . . . . . . . . . . . . . . . . . . . . . .              38,796              39,818              37,655
   Money market accounts . . . . . . . . . . . . . . . . . . . .              50,811              43,639              45,341
   Savings . . . . . . . . . . . . . . . . . . . . . . . . . . .              46,295              47,259              47,423
   Time, $100,000 and over . . . . . . . . . . . . . . . . . . .              64,245              62,309              67,294
   Time, under $100,000. . . . . . . . . . . . . . . . . . . . .              88,917              90,756              90,265
                                                                            --------            --------            --------
      Total deposits . . . . . . . . . . . . . . . . . . . . . .             329,407             327,555             327,273

Securities sold under repurchase agreements
   and other short-term borrowings . . . . . . . . . . . . . . .              31,363              43,278              30,839
Advances from borrowers for taxes and insurance. . . . . . . . .                 562               1,281               1,006
Accrued interest payable and other liabilities . . . . . . . . .               5,404               4,772               5,004
                                                                            --------            --------            --------
      Total liabilities. . . . . . . . . . . . . . . . . . . . .             366,736             376,886             364,122
                                                                            --------            --------            --------
Stockholders' Equity
Common stock - $2 par value: 1,750,000 shares authorized;
   889,273, 887,431, and 887,431 shares
   issued and outstanding, respectively. . . . . . . . . . . . .               1,779               1,775               1,775
Capital surplus. . . . . . . . . . . . . . . . . . . . . . . . .              11,196              11,123              11,105
Retained earnings. . . . . . . . . . . . . . . . . . . . . . . .              40,833              37,617              36,931
Unrealized net gain (loss) on securities
   available-for-sale, net of tax. . . . . . . . . . . . . . . .                (838)                490                 (47)
                                                                            --------            --------            --------
   Total stockholders' equity. . . . . . . . . . . . . . . . . .              52,970              51,005              49,764
                                                                            --------            --------            --------
   Total liabilities and stockholders' equity. . . . . . . . . .            $419,706            $427,891            $413,886
                                                                            --------            --------            --------
                                                                            --------            --------            --------

See notes to condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Three months and nine months
     ended September 30, 1996 and 1995
(In thousands of dollars, except per share data)

                                           Three months ended           Nine months ended

                                        Sept. 30,      Sept. 30,      Sept. 30,      Sept. 30,
                                           1996           1995           1996           1995
                                        ---------      ---------      ---------      ---------
Interest income
   Loans (including fee income). . . .    $5,750        $5,392         $16,566        $16,199
   Securities
      Taxable. . . . . . . . . . . . .     1,837         1,729           5,763          5,287
      Exempt from federal income tax .       328           290             869            878
   Interest-bearing deposits in
      financial institutions . . . . .         5            10              19            110
   Federal funds sold. . . . . . . . .       172           320             442            461
                                          ------        ------         -------        -------
      Total interest income. . . . . .     8,092         7,741          23,659         22,935
                                          ------        ------         -------        -------
Interest expense
   Time deposits . . . . . . . . . . .     2,151         2,268           6,542          6,073
   Other deposits. . . . . . . . . . .     1,063         1,165           3,251          3,208
   Other borrowings. . . . . . . . . .       416           417           1,297          1,364
                                          ------        ------         -------        -------
      Total interest expense . . . . .     3,630         3,850          11,090         10,645
                                          ------        ------         -------        -------
Net interest income. . . . . . . . . .     4,462         3,891          12,569         12,290
Provision for loan losses. . . . . . .       360           360           1,080          1,080
                                          ------        ------         -------        -------
Net interest income after provision
   for loan losses . . . . . . . . . .     4,102         3,531          11,489         11,210
                                          ------        ------         -------        -------
Noninterest income
   Service fees on deposits. . . . . .       325           356             973          1,079
   Trust income. . . . . . . . . . . .       137           121             382            358
   Net gains on sales of securities. .         0             0               5              0
   Net gains on sales of loans . . . .       103            26             175             87
   Other operating income. . . . . . .       383           221             666            547
                                          ------        ------         -------        -------
      Total other income . . . . . . .       948           724           2,201          2,071
                                          ------        ------         -------        -------
Noninterest expenses
   Salaries and employee benefits. . .     1,357         1,455           4,217          4,510
   Occupancy and equipment
      expenses, net. . . . . . . . . .       295           352             965          1,056
   Data processing expense . . . . . .       134           128             406            419
   FDIC deposit insurance expense. . .       656           139             764            511
   Other real estate owned expenses. .        49            45             161            139
   Other operating expenses. . . . . .       500           505           1,528          1,742
                                          ------        ------         -------        -------
      Total other expenses . . . . . .     2,991         2,624           8,041          8,377
                                          ------        ------         -------        -------
Income before income taxes . . . . . .     2,059         1,631           5,649          4,904
Provision for income taxes (Note 5). .       611           462           1,588          1,406
                                          ------        ------         -------        -------
Net income . . . . . . . . . . . . . .    $1,448        $1,169         $ 4,061        $ 3,498
                                          ------        ------         -------        -------
                                          ------        ------         -------        -------
Earnings per common share . . . . . . .    $1.63         $1.32           $4.57          $3.94
                                          ------        ------         -------        -------
                                          ------        ------         -------        -------
Weighted average common shares
 outstanding. . . . . . . . . . . . . .  889,273       887,431         888,793        886,964
                                         -------       -------         -------        -------
                                         -------       -------         -------        -------

See notes to condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine months ended September 30, 1996 and 1995
     (In thousands of dollars)

                                                                                         Nine months ended
                                                                                         1996         1995
                                                                                      ----------   ----------
Cash flows from operating activities
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  4,061     $  3,498
  Adjustments to reconcile net income to cash from
       operating activities
        Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       407          503
        Provision for loan losses. . . . . . . . . . . . . . . . . . . . . . . . . .     1,080        1,080
        Provision for losses on other real estate owned. . . . . . . . . . . . . . .        16           18
        Deferred loan fees . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (118)         (86)
        Gain on sales of securities available-for-sale . . . . . . . . . . . . . . .        (5)           0
        Proceeds from sales of loans . . . . . . . . . . . . . . . . . . . . . . . .     8,749        5,557
        Loans originated for sale. . . . . . . . . . . . . . . . . . . . . . . . . .    (6,535)      (4,942)
        Gain on sales of loans . . . . . . . . . . . . . . . . . . . . . . . . . . .       (98)         (87)
        Gain on sales of other real estate owned . . . . . . . . . . . . . . . . . .       (99)           0
        Change in interest receivable. . . . . . . . . . . . . . . . . . . . . . . .       328         (638)
        Change in interest payable . . . . . . . . . . . . . . . . . . . . . . . . .        48          387
        Change in other assets . . . . . . . . . . . . . . . . . . . . . . . . . . .       919           26
        Change in other liabilities. . . . . . . . . . . . . . . . . . . . . . . . .       833          235
                                                                                      --------     --------
              Net cash provided by operating activities. . . . . . . . . . . . . . .     9,586        5,551
                                                                                      --------     --------
Cash flows from investing activities
        Net change in interest-bearing deposits in
           financial institutions - maturities over 90 days. . . . . . . . . . . . .         0        4,100
        Proceeds from sales of securities available-for-sale . . . . . . . . . . . .     2,675            0
        Proceeds from maturities of securities available-for-sale. . . . . . . . . .    78,089       38,391
        Proceeds from maturities of securities held-to-maturity. . . . . . . . . . .         0       14,700
        Purchases of securities available-for-sale . . . . . . . . . . . . . . . . .   (68,371)     (11,784)
        Purchases of securities held-to-maturity . . . . . . . . . . . . . . . . . .         0      (35,242)
        Increase in loans made to customers. . . . . . . . . . . . . . . . . . . .      (7,692)      (9,298)
        Property and equipment expenditures. . . . . . . . . . . . . . . . . . . . .      (159)        (176)
        Net change in direct lease financing . . . . . . . . . . . . . . . . . . . .      (297)        (327)
        Proceeds from sales of other real estate owned . . . . . . . . . . . . . . .       520          852
                                                                                      --------     --------
              Net cash provided by investing activities. . . . . . . . . . . . . . .     4,765        1,216
                                                                                      --------     --------
Cash flows from financing activities
        Net increase (decrease) in:
          Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,852       (2,090)
          Securities sold under repurchase agreements
            and other short-term borrowings. . . . . . . . . . . . . . . . . . . . .   (11,915)         185
          Advances from borrowers for
            taxes and insurance. . . . . . . . . . . . . . . . . . . . . . . . . . .      (719)        (530)
        Net proceeds from exercising stock options . . . . . . . . . . . . . . . . .        77           54
        Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (845)        (710)
                                                                                      --------     --------
              Net cash used in financing activities. . . . . . . . . . . . . . . . .   (11,550)      (3,091)
                                                                                      --------     --------
Net increase in cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . .     2,801        3,676
Cash and cash equivalents at beginning of period.. . . . . . . . . . . . . . . . . .    33,974       25,952
                                                                                      --------     --------
Cash and cash equivalents at end of period.. . . . . . . . . . . . . . . . . . . . .  $ 36,775     $ 29,628
                                                                                      --------     --------
                                                                                      --------     --------
Supplemental disclosures
        Cash paid during the period for
          Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 11,042     $ 10,258
          Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,665        1,318
        Noncash investing activities
          Transfers made from loans to other real estate owned . . . . . . . . . . .     1,709          848

See notes to condensed consolidated financial statements.

                    NORTHERN STATES FINANCIAL CORPORATION
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             September 30, 1996

            (Dollar Amounts in thousands, except per share data)
                                 (Unaudited)


Note 1 -- BASIS OF PRESENTATION

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

     The condensed consolidated balance sheets are as of September 30, 1996, December 31, 1995 and September 30, 1995. The condensed consolidated statements of income are for the three and nine months ended September 30, 1996 and 1995. The condensed consolidated statements of cash flows are for the nine months ended September 30, 1996 and 1995.

     The interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes (or "notes thereto") of the Company for the years ended December 31, 1995, 1994, and 1993.

     The results of operations for the nine month period ended September 30, 1996, are not necessarily indicative of the results to be expected for the full year.

     Earnings per Share - Earnings per share are based upon the weighted average shares outstanding during the year. The effect of stock options was not material to earnings per share for any period presented.

                    NORTHERN STATES FINANCIAL CORPORATION
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             September 30, 1996

            (Dollar Amounts in thousands, except per share data)
                                 (Unaudited)


Note 2 -- SECURITIES

     Securities classified as available-for-sale are those securities which are likely to be sold if the Company needs to raise cash for liquidity purposes, to adjust the portfolio for interest rate risk purposes, or to adjust for income tax purposes. Until late in 1995, securities that were subject to repricing or had an original maturity date of two years or less were generally classified as available-for-sale.

     During 1995, the Company, as permitted by Statement of Financial Accounting Standards (SFAS) No. 115 implementation guide, exercised a one time opportunity to reassess the appropriateness of the classification of all securities held. Based on this review, the Company reclassified securities having an amortized cost of $96,547 and a net unrealized gain of $772 from held-to-maturity to available-for-sale. This reclassification transferred all held-to-maturity securities to the available-for-sale classification. With this reclassification the Company intends to classify all securities as available-for-sale.

     The fair value adjustment to stockholders' equity, net of tax, as required by SFAS No. 115 for securities available-for-sale was a reduction of $838 as of September 30, 1996. The Company has excess capital to absorb the impact of this pronouncement on stockholders' equity.

                    NORTHERN STATES FINANCIAL CORPORATION
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             September 30, 1996

            (Dollar Amounts in thousands, except per share data)
                                 (Unaudited)


     The amortized cost, gross unrealized gains and losses, and fair values of securities available-for-sale and held-to-maturity as of September 30, 1996, December 31, 1995, and September 30, 1995 are as follows:

                                      September 30, 1996
                        ----------------------------------------------
                                       Gross Unrealized
   Securities           Amortized     -------------------      Fair
available-for-sale        Cost        Gains       Losses       Value
------------------      ---------     -----      --------     --------
U.S. Treasury           $ 18,066      $ 13       $   (25)     $ 18,054
U.S. Government
  agencies and
  corporations            79,326         8        (1,643)       77,691
States and political
  subdivisions            26,286       571           (92)       26,765
Mortgage-backed
  securities and
  collateralized
  mortgage obligations    17,141        74          (249)       16,966
Equity securities
   and mutual fund
   investment in
   debt securities         1,157       102          (116)        1,143
                        --------     -----        -------      -------
   Total                $141,976      $768       $(2,125)     $140,619
                        --------     -----        -------      -------
                        --------     -----        -------      -------


                                      December 31, 1995
                        ----------------------------------------------
                                       Gross Unrealized
   Securities           Amortized     -------------------      Fair
available-for-sale        Cost        Gains       Losses       Value
------------------      ---------     -----      --------     --------
U.S. Treasury           $ 37,176     $  93       $   (21)     $ 37,248
U.S. Government
  agencies and
  corporations            71,718       162          (299)       71,581
States and political
  subdivisions            21,337       763           (35)       22,065
Mortgage-backed
  securities and
  collateralized
  mortgage obligations    20,320       211           (59)       20,472
Equity securities
   and mutual fund
   investment in
   debt securities         3,814        89           (99)        3,804
                        --------     -----        -------      -------
   Total                $154,365    $1,318        $ (513)     $155,170
                        --------    ------        -------     --------
                        --------    ------        -------     --------

                   NORTHERN STATES FINANCIAL CORPORATION
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             September 30, 1996

            (Dollar Amounts in thousands, except per share data)
                                 (Unaudited)

                                                September 30, 1995
                                 ----------------------------------------------
                                                 Gross Unrealized
Securities                       Amortized       -----------------       Fair
available-for-sale                 Cost          Gains      Losses       Value
------------------               ---------       -----      ------     --------
U.S. Treasury                      $18,190        $ 49      $ (11)     $18,228
U.S. Government
  agencies and
  corporations                      15,178          25       (103)      15,100
Mortgage-backed
  securities and
  collateralized
  mortgage obligations              10,387          74        (46)      10,415
Equity securities
  and mutual fund
  investment in
  debt securities                    3,773          71       (110)       3,734
                                   -------        ----      -----      -------
Total                              $47,528        $219      $(270)     $47,477
                                   -------        ----      -----      -------
                                   -------        ----      -----      -------

Securities
held-to-maturity
-----------------
U.S. Treasury                      $11,093        $ 27      $ (46)     $11,074
U.S. Government
  agencies and
  corporations                      54,137         122       (237)      54,022
States and political
  subdivisions                      23,236         723        (73)      23,886
Mortgage-backed
  securities and
  collateralized
  mortgage obligations              10,564          59       (145)      10,478
                                   -------        ----      -----      -------
  Total                            $99,030        $931      $(501)     $99,460
                                   -------        ----      -----      -------
                                   -------        ----      -----      -------

                   NORTHERN STATES FINANCIAL CORPORATION
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             September 30, 1996

            (Dollar Amounts in thousands, except per share data)
                                 (Unaudited)


     The amortized cost and fair value of securities at September 30, 1996, by contractual maturity, are shown on the following table. Expected maturities will differ from contractual maturities because some issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                           Amortized          Fair
Securities available-for-sale                 Cost            Value
-----------------------------              ---------       -----------
Due in one year or less                    $  26,140        $  26,132
Due after one year through five years         80,914           79,701
Due after five years through ten years        16,624           16,677
                                           ---------        ---------
                                             123,678          122,510
Mortgage-backed securities
  and collateralized
  mortgage obligations                        17,141           16,966
Equity securities
  and mutual fund
  investment in
  debt securities                              1,157            1,143
                                            --------        ---------
     Total                                  $141,976         $140,619
                                            --------        ---------
                                            --------        ---------

     Mortgage-backed securities are comprised of investments in pools of residential mortgages. The mortgage pools are issued and guaranteed by the Federal Home Loan Mortgage Corporation, and the Federal National Mortgage Association.

     As of September 30, 1996, the Company held structured notes with an amortized cost of $4,101 and fair value of $4,057. These securities are issued by the Federal Home Loan Bank, the Federal Home Loan Mortgage Association and the Student Loan Marketing Association. The structured notes are comprised primarily of securities that have coupon interest rates which "step up" periodically during the term to maturity.

     There were no sales of securities during the three months ended
September 30, 1996. There were two sales during the nine months ended September 30, 1996 of securities available-for-sale which resulted in proceeds of $2,675 and a gain of $5.

     There were no sales of securities during the three months and nine months ended September 30, 1995.

                     NORTHERN STATES FINANCIAL CORPORATION
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1996

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

     Loans consisted of the following at September 30, 1996, December 31, 1995, and September 30, 1995:

                                       Sept. 30,   December 31,   Sept. 30,
                                         1996         1995           1995
                                       ---------   ------------   ---------
Commercial                              $ 47,286     $ 53,886      $ 54,073
Real estate - construction                25,796       23,720        25,137
Real estate - mortgage                   147,083      137,941       134,704
Installment                                9,482       10,903        11,526
                                       ---------   ----------     ---------
  Total loans                            229,647      226,450       225,440
Unearned income                             (278)        (370)         (428)
Deferred loan fees                          (582)        (701)         (749)
                                       ---------   ----------     ---------
  Loans, net of unearned
   income and deferred loan fees         228,787      225,379       224,263
Allowance for loan losses                 (5,017)      (4,514)       (4,512)
                                       ---------   ----------     ---------
  Loans, net                            $223,770     $220,865      $219,751
                                       ---------   ----------     ---------
                                       ---------   ----------     ---------

     Loans held for sale on September 30, 1996, December 31, 1995 and September 30, 1995 were approximately $345, $3,641, and $1,959 respectively, and are classified as real estate mortgage loans.

     Non-performing loans, which include loans contractually past due ninety days or more, loans accounted for on a nonaccrual basis, and loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower, amounted to $2,174 at September 30, 1996, $7,345 at December 31, 1995, and $6,730 at September 30, 1995.

                     NORTHERN STATES FINANCIAL CORPORATION
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1996

            (Dollar Amounts in thousands, except per share data)
                                   (Unaudited)

     At September 30, 1996, the balance of impaired loans and the portion of the allowance for loan losses allocated to impaired loans amounted to $1,803 and $385, respectively. There were no impaired loans without an allowance allocation. Impaired loans averaged $1,793 and $3,111 for the three and nine months ended September 30, 1996. Interest income recognized on impaired loans for the three months ended and nine months ended September 30, 1996 approximated $3 and $7, respectively which was all cash based income.

     Interest income which would have been recognized on nonaccrual loans had these loans been on an accrual basis throughout the three and nine months ended September 30, 1995 approximated $236 and $445, respectively.

     The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet financing needs of its customers. These financial instruments include commitments to make loans, standby letters of credit, and unused lines of credit. The Company's exposure to credit loss in the event of non-performance by the other parties to these financial instruments is represented by the contractual amount of the instruments. The Company uses the same credit policy to make such commitments as it uses for on-balance-sheet items.

     At September 30, 1996, December 31, 1995, and September 30, 1995, the contract amount of the Company's off-balance sheet commitments was as follows:


                                       Sept. 30,   December 31,   Sept. 30,
                                         1996         1995           1995
                                       ---------   ------------   ---------
Unused lines of credit and
commitments to make loans:
  Fixed rates                            $10,473      $12,995      $10,473
  Variable rate                           53,334       49,984       56,416
                                       ---------   ----------     --------

    Total                                $63,807      $62,979      $66,889
                                       ---------   ----------     --------
                                       ---------   ----------     --------
Standby letters of credit                $ 5,287      $ 5,579      $ 5,435

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

                                  September 30, 1996

                 (Dollar Amounts in thousands, except per share data)
                                     (Unaudited)


Note 4 - ALLOWANCES FOR LOAN LOSSES AND
         OTHER REAL ESTATE OWNED LOSSES

    Activity in the allowance for loan losses for the nine months ended September 30, 1996, year ended December 31, 1995, and nine months ended September 30, 1995, is as follows:

                                 Sept. 30,    December 31,  Sept. 30,
                                   1996           1995        1995
                                 ---------    ------------  ---------
Balance at beginning of year      $4,514         $3,965      $3,965
Provision charged to
    operating expense              1,080          1,480       1,080
Loans charged off                   (793)        (1,009)       (592)
Recoveries on loans
    previously charged off           216             78          59
                                  ------         ------      ------
Balance at end of period          $5,017         $4,514      $4,512
                                  ------         ------      ------
                                  ------         ------      ------

    Activity in the allowance for other real estate owned losses for the nine months ended September 30, 1996, year ended December 31, 1995, and nine months ended September 30, 1995, is as follows:

                                  Sept. 30,    December 31,    Sept. 30,
                                   1996           1995           1995
                                  ---------    ------------    ---------
Balance at beginning of year       $  510         $  526         $  526
Provision charged to
    operating expense                  16             23             18
Losses on other real
     estate owned                     -0-            (39)           -0-
                                   ------         ------         ------
Balance at end of period           $  526         $  510         $  544
                                   ------         ------         ------
                                   ------         ------         ------

                        NORTHERN STATES FINANCIAL CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  September 30, 1996

                 (Dollar Amounts in thousands, except per share data)
                                     (Unaudited)


Note 5 - PROVISION FOR INCOME TAXES

    The provision for income taxes represents federal and state income tax expense calculated using annualized rates on taxable income generated during the respective periods.

Note 6 - STOCKHOLDERS' EQUITY

    For the nine months ended September 30, 1996 total stockholders' equity increased $1,965. The increase is a result of net income of $4,061, less the change in the valuation allowance from December 31, 1995 for the fair value of securities available-for-sale, net of tax, of $1,328, plus $77 due to 1,842 stock options being exercised pursuant to the Omnibus Incentive Plan, less the cash dividend payment of $845.

    For the nine months ended September 30, 1995 total stockholders' equity increased $4,064 due to net income of $3,498, plus the change in the valuation allowance from December 31, 1994 for the fair value of securities available-for-sale, net of tax, of $1,222, plus $54 due to 1,300 stock options being exercised pursuant to the Omnibus Incentive Plan, less the cash dividend payment of $710.

                        NORTHERN STATES FINANCIAL CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  September 30, 1996

                 (Dollar Amounts in thousands, except per share data)
                                     (Unaudited)

Note 7 - OMNIBUS INCENTIVE PLAN

    In April, 1992, the stockholders approved the 1992 Omnibus Incentive Plan (the "Plan") which authorizes the issuance of up to 75,000 shares of the Company's common stock. The Plan allows for the granting of nonqualified stock options, restricted stock and stock appreciation rights. As of September 30, 1996 the company had issued 8,500 nonqualified stock options, of which 3,322 have been exercised. During the nine months ended September 30, 1996, 1,642 stock options were exercised at $41.60 per share and 200 stock options were exercised at $42.00 per share. The remaining 5,178 stock options are outstanding and exercisable as of September 30, 1996 at either $41.60 or $42.00 per share.

    On May 1, 1992, the Company issued 9,344 stock appreciation rights at a price of $41.60. Stock appreciation rights outstanding as of September 30, 1996 and September 30, 1995, were 3,904 and 7,468, respectively. As the market value in the Company's stock increases, a like amount is expensed as compensation.
For the nine months ending September 30, 1996, 2,908 stock appreciation rights were exercised and paid out while the expense was $35. For the nine months ending September 30, 1995, 500 stock appreciation rights were exercised and paid out and the compensation expense was $45.

                         NORTHERN STATES FINANCIAL CORPORATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS

     The following discussion focuses on the consolidated financial condition of the Northern States Financial Corporation at September 30, 1996 and the consolidated results of operations for the three and nine month periods ending September 30, 1996, compared to the same periods in 1995. The purpose of this discussion is to provide a better understanding of the consolidated financial statements and the operations of its subsidiaries, the Bank of Waukegan ("The Bank") and First Federal Bank, fsb ("First Federal" or "The Thrift"). This discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto included herein.

FINANCIAL CONDITION

     The consolidated total assets were $419.7 million at the end of the current period, decreasing $8.2 million or 1.91% from the Company's fiscal year-end, December 31, 1995.

     The Company maintains appropriate liquidity by making periodic adjustments to its securities portfolio and its federal funds sold. Due to liquidity needs required by the increase in the Company's loans and the decline in balances in securities sold under repurchase agreements and other short-term borrowings the Company's securities available-for-sale decreased $14.6 million or 9.38% from year-end. This decrease in part resulted from the decline in market valuations of $2.2 million as the bond market experienced volitility and increased rates. At the Thrift two securities totalling $2.7 million were sold for liquidity purposes. The statement of cash flows shows that $9.7 million more in securities matured than were purchased. Federal funds sold increased $6.5 million from December 31, 1995.

     The loan portfolio for the Company increased $3.4 million or 1.51% from December 31, 1995. Loan growth at the Bank was a nominal $.7 million. The loan mix at the Bank did change as the commercial loan portfolio decreased
$6.1 million while real estate mortgages increased $6.0 million. The increase in real estate mortgages at the Bank were for loans that are secured by commercial properties. At the Thrift total loans increased $2.7 million which was mainly in real estate mortgages secured by one to four family dwellings. Due to favorable home mortgage rates, loans originated for sale by First Federal for sale on the secondary market through the Federal Home Loan Mortgage Corporation (FHLMC) and the Federal National Mortgage Association
(FNMA) programs during the first nine months of 1996 were $6.5 million as compared to $4.9 million during the same nine month period in 1995.

                         NORTHERN STATES FINANCIAL CORPORATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS


     Impaired loans decreased $3.4 million from December 31, 1995 and were $1.8 million at September 30, 1996. Impaired loans are loans that the Company does not anticipate full payment of principal and interest. During the first nine months of 1996 the Company, however, received payment in full on two loans totalling $901,000 that were considered impaired at December 31, 1995. The balance of the decrease in impaired loans resulted from charging off impaired loans to the allowance for loan losses or transferring impaired loans to other real estate owned.

     During the first nine months of 1996 deposits at the Company increased $1,852,000. Noninterest-bearing demand accounts decreased $3.4 million while NOW accounts declined $1.0 million and savings deposits declined $1.0 million. These declines were offset by increases of $7.2 million in money market deposits while growth in total time deposits was nominal, increasing only $100,000.

     At the Bank of Waukegan total deposits increased $6.3 million or 1.03%. The Bank experienced increases in money market deposits of $7.3 million, and in time deposits of $100,000 and over of $2.6 million. The Bank had declines of $2.0 million, $.5 million, $.1 million, and $1.0 million in the area of noninterest-bearing demand deposits, NOW account deposits, savings deposits, and time deposits under $100,000, respectively. The decline in checking and NOW accounts at the Bank is in part attributable to public depositors of public funds transferring funds to higher earning money market deposits.
Public money market deposits at the Bank increased $7.6 million from year-end.

     Deposit totals at First Federal declined $4.5 million or 4.74%. Noninterest-bearing demand balances decreased $1.5 million, NOW accounts declined $.5 million, money market accounts decreased $.2 million, regular savings balances were $.8 million lower, and time deposits of all types decreased $1.5 million. First Federal now offers the same rates and terms as the Bank and as a result, some clients have withdrawn their funds to achieve higher rates at competing savings associations which traditionally have offered depositors higher rates and lower account balance requirements.

     Securities sold under repurchase agreements and other short-term borrowing at the Company decreased $11.9 million from December 31, 1995 to $31.4 million at September 30, 1996. These funds consist of securities sold under repurchase agreements by the Bank of Waukegan that are offered through an overnight repurchase agreement product and a term product with maturities from 7 days to one year. Repurchase agreements provide a source of funds to

                         NORTHERN STATES FINANCIAL CORPORATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS


the Company that do not increase the reserve requirements with the Federal Reserve Bank or create an expense relating to FDIC insurance and, therefore are less costly to the company. The decrease in repurchase agreement funds was a result of commercial customers drawing down their balances to make capital expenditures which is indicative of the upturn in the local economy.

     Total stockholders' equity increased $1,965,000 during the first nine months of 1996. The increase is a result of net income of $4,061,000 less the adjustment in the valuation allowance for the market value of securities available-for-sale, net of tax of $1,328,000, plus $77,000 due to the exercising of 1,842 stock options pursuant to the Omnibus Incentive Plan, less cash dividends paid of $845,000.

     The tangible equity capital-to-asset ratio at September 30, 1996 was 12.75% and the total capital-to-asset ratio, on a risk adjusted basis, amounted to 21.64% compared to the respective required levels of 5.00% and 8.00%. Book value per share was $59.56 at September 30, 1996 compared to $57.47 at December 31, 1995. On September 30, 1996, the Company and its subsidiaries were in compliance with all applicable regulatory capital requirements.

RESULTS OF OPERATIONS

NET INCOME

     The consolidated net income was $1,448,000 for the quarter ended September 30, 1996, an increase of $279,000, as compared to net income of $1,169,000 for the same period the previous year. The annualized return on average assets was 1.39% for the quarter as compared to 1.14% for the previous year. The consolidated income for the nine months ended September 30, 1996 was $4,061,000, an increase of $563,000 over the first nine months of 1995. The annualized return on average assets for the first nine months of 1996 was 1.29% as compared to 1.15% for the same period the previous year.

NET INTEREST INCOME

     Net interest income, the difference between interest income earned on average interest-earning assets and interest expense on average interest-bearing liabilities, increased $571,000 or 14.67% for the three months ended September 30, 1996, compared to

                         NORTHERN STATES FINANCIAL CORPORATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS


the same three months in 1995. This increase in net interest margin can in part be explained by the receipt during the third quarter of 1996 by the Thrift of payment to bring an impaired loan on nonaccrual status up to date with a corresponding recognization of $400,000 in interest and fees. The balance of the increase in net interest income is a result of lower deposit rates during the third quarter of 1996 as compared to the same quarter of 1995. This is evidenced in Table 1 "Analysis of Average Balance and Tax Equivalent Rates for the Three Months Ended September 30, 1996 & 1995", which shows that rates paid on interest-bearing liabilities in the third quarter of 1996 were only 4.58% compared to 4.91% during the third quarter of 1995. At the end of the third quarter rates offered for time deposits were increased on average 25 basis points in order to meet competitive pressures. Company management anticipates that the time deposit rate increase will lessen net interest income during the fourth quarter of 1996.

     Net interest income for the first nine months of 1996 increased $279,000 or 2.27% compared to the nine months of 1995. This increase in net interest margin resulted from collections during the first nine months of 1996 of interest and fees totalling $480,000 on impaired loans on nonaccrual status that were brought up to date or paid off. As Table 2, "Analysis of Average Balance and Tax Equivalent Rates for the Nine Months Ended September 30, 1996 and 1995" indicates the Company's net yield on interest-earning assets dropped to 4.49% for the first nine months of 1996 as compared to 4.55% for the same period last year. Factoring out the $480,000 in one-time interest and fees lowers the Company's net yield on interest-earning assets for the nine months ended September 30, 1996 from 4.49% to 4.33%.

     Generally, loan interest rates for the first nine months of 1996 were at lower levels than during the same period of 1995 as indicated by the prime rate which was 8.25% on September 30, 1996 as compared to 8.75% on September 30, 1995. Table 2 shows that the yield on loans during the first nine months of 1996 was 9.58% as compared to 9.74% during the first nine months of 1995, a decrease 16 basis points. Factoring out the $480,000 of interest paid on nonaccrual loans the yield on loans for the first nine months decreases to 9.30% a difference of 44 basis points from the same period of 1995. Usually when loan rates decrease, rates on interest-bearing liabilities decrease as well. However, rates on interest-bearing liabilities remained the same, increasing only slightly to 4.62% during the first nine months of 1996 as compared to 4.58% last year.

                        NORTHERN STATES FINANCIAL CORPORATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS  OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS

                                       TABLE 1

                        NORTHERN STATES FINANCIAL CORPORATION
                 ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES
                For the Three Months Ended September 30, 1996 and 1995
                                      ($  000s)

                                             1996                                1995
                               --------------------------------     -------------------------------
                                Average                             Average
                                Balance      Interest      Rate     Balance      Interest      Rate
                               --------------------------------     -------------------------------
Assets
   Loans (1)(2)(3)             $233,048      $5,785        9.93%    $225,966     $5,457        9.66%
   Taxable securities           117,793       1,837        6.14%     113,752      1,729        6.07%
   Securities exempt from
    taxes (2)                    24,106         498        8.41%      20,772        439        8.45%
   Interest bearing deposits
    in banks                        372           5        5.38%         561         10        7.13%
   Federal funds sold            13,051         172        5.27%      21,841        320        5.86%
                               --------      ------                 --------     ------
    Interest earning assets     388,370       8,297        8.51%     382,892      7,955        8.31%
                                             ------                              ------
   Noninterest earning assets    26,552                               25,656
                               --------                             --------
    Average assets             $414,922                             $408,548
                               --------                             --------
                               --------                             --------
Liabilities and stockholders'
 equity
   NOW deposits                $ 37,605      $  274        2.91%    $ 38,095     $  277        2.91%
   Money market deposits         43,208         434        4.02%      41,209        517        5.02%
   Savings deposits              47,326         355        3.00%      47,695        370        3.10%
   Time deposits                154,864       2,151        5.56%     156,442      2,269        5.80%
   Other borrowings              34,233         416        4.86%      30,135        417        5.54%
                               --------      ------                 --------     ------
    Interest bearing
     liabilities                317,236       3,630        4.58%     313,576      3,850        4.91%
                                             ------                              ------
   Demand deposits               39,585                               39,498
   Other noninterest bear-
    ing liabilities               6,056                                6,338
   Stockholders' equity          52,045                               49,136
                               --------                             --------
    Average liabilities and
     stockholders' equity      $414,922                             $408,548
                               --------                             --------
                               --------                             --------
    Net interest income                      $4,667                              $4,105
                                             ------                              ------
                                             ------                              ------
    Net yield on interest
     earning assets                                        4.79%                               4.29%
                                                          -----                                ----
                                                          -----                                ----
    Interest-bearing lia-
     bilities to earning
     assets ratio                                         81.68%                              81.90%
                                                          -----                                ----
                                                          -----                                ----

       (1) - Interest income on loans includes loan origination fees of $ 76 and $ 138 for the three months ended September 30, 1996 and September 30, 1995. respectively.

       (2) - Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34% rate.

       (3) - Non-accrual loans are included in average loans.

                        NORTHERN STATES FINANCIAL CORPORATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS  OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS

                                       TABLE 2

                        NORTHERN STATES FINANCIAL CORPORATION
                 ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES
                For the Nine Months Ended September 30, 1996 and 1995
                                      ($  000s)

                                             1996                                1995
                               --------------------------------     -------------------------------
                                Average                             Average
                                Balance      Interest      Rate     Balance      Interest      Rate
                               --------------------------------     -------------------------------
Assets
   Loans (1)(2)(3)             $233,542     $16,778        9.58%    $223,774     $16,340       9.74%
   Taxable securities           125,591       5,763        6.07%     119,666       5,287       5.86%
   Securities exempt from
    federal income taxes (2)     21,546       1,317        8.36%      21,076       1,330       8.41%
   Interest bearing deposits
    in banks                        454          19        5.58%       1,979         110       7.41%
   Federal funds sold            11,247         442        5.24%      10,325         461       5.95%
                               --------     -------                 --------     -------
    Interest earning assets     392,380      24,319        8.25%     376,820      23,528       8.31%
   Noninterest earning assets    25,840     -------                   25,474     -------
                               --------                             --------
    Average assets             $418,220                             $402,294
                               --------                             --------
                               --------                             --------
Liabilities and stockholders'
 equity
   NOW deposits                $ 40,241     $   906        3.00%    $ 39,153     $   831       2.83%
   Money market deposits         42,410       1,291        4.06%      38,089       1,300       4.55%
   Savings deposits              47,246       1,054        2.97%      49,563       1,076       2.89%
   Time deposits                155,350       6,542        5.61%     149,362       6,074       5.42%
   Other borrowings              35,103       1,297        4.93%      33,731       1,364       5.39%
                               --------     -------                 --------     -------
    Interest bearing
     liabilities                320,350      11,090        4.62%     309,898      10,645       4.58%
   Demand deposits               39,577     -------                   38,300     -------
   Other noninterest bear-
    ing liabilities               6,674                                6,398
   Stockholders' equity          51,619                               47,698
                               --------                             --------
    Average liabilities and
     stockholders' equity      $418,220                             $402,294
                               --------                             --------
                               --------                             --------
    Net interest income                     $13,229                              $12,883
                                            -------                              -------
                                            -------                              -------
    Net yield on interest
     earning assets                                        4.49%                               4.55%
                                                          -----                               -----
                                                          -----                               -----
    Interest-bearing lia-
     bilities to earning
     assets ratio                                         81.64%                              82.24%
                                                          -----                               -----
                                                          -----                               -----

   (1) - Interest income on loans includes loan origination fees of $ 293 and $ 413 for the nine months ended September 30, 1996 and September 30, 1995., respectively.

   (2) - Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34% rate.

   (3) - Non-accrual loans are included in average loans.

                             NORTHERN STATES FINANCIAL CORPORATION

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                   AND RESULTS OF OPERATIONS


PROVISION FOR LOAN LOSSES

    The provision for loan losses was $360,000 during the quarter ended September 30, 1996 which is no change from the same period over the previous year. For the first nine months of 1996 the provision for loan losses was $1,080,000 which was the same as the provision for the same period of 1995.

    During 1995, the Company adopted FASB standards No. 114 and 118. Under these standards, loans considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of the collateral, by allocating a portion of the allowance for loan losses to such loans. If these allocations create the need to increase the allowance for loan losses, such increase is reported as bad debt expense. The effect of adopting this standard has not been material and the Company's allowance for loan losses is considered adequate after considering the effect of these statements. The amount of impaired loans at September 30, 1996 were $1,803,000 as compared to $5,161,000 at December 31, 1995. At September 30, 1996, $385,000 of the
allowance for loan losses was allocated to impaired loans as opposed to allocations of $975,000 at December 31, 1995.

    The Company's allowance for loan losses on September 30, 1996 was $5,017,000 or 2.19% of total loans. The Bank of Waukegan's allowance for loan losses as of September 30, 1996 was 2.45% of loans. During the first nine months of 1996 the Bank charged off loans totalling $793,000 to the allowance for loan losses. Although the Bank's allowance for loan losses as a percentage of total loans is higher than the Bank's peer group, management has determined that this level is appropriate based on the loan growth the Bank has experienced and the Bank's level of nonperforming and impaired loans.

    At First Federal, the allowance for loan losses as of September 30, 1996 was $1,124,000 or 1.59% of loans. The adequacy of the loan loss allowance at both the Bank and Thrift is analyzed by both management and the Board of Directors' Credit Committee at each institution at least quarterly. Loans judged to be impaired, loans with potential loss exposure, loans that are no longer accruing interest, and historical net loan loss percentages are reviewed in the analysis of the loan loss allowance adequacy. Based upon management and the Board Committee's analysis, the allowance for loan losses and the monthly provision at September 30, 1996 for the Company is adequate to cover future possible loan losses.

                     NORTHERN STATES FINANCIAL CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


NONINTEREST INCOME

    Noninterest income for the three months ended September 30, 1996, was $948,000 as compared to $724,000 for the three months ended September 30, 1995, an increase of $224,000. Much of the increase can be explained by gains booked by the Bank of $99,000 from the sale of two properties carried as other real estate owned during the quarter. During the quarter the Bank collected $131,000 in back interest and fees from a loan that had been charged off the previous year. At the Thrift, an additional $77,000 of income was booked for gains on loans sold in accordance with FASB 122 "Accounting for Mortgage Servicing Rights".

    Service fees on deposits for the Company decreased $31,000 as compared to the same quarter last year. This decline resulted from decrease accounts at the Bank which had 251 fewer checking accounts at September 30, 1996 as compared to the previous year due to competition. Trust income increased $16,000 during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Noninterest income from gains on sales of loans increased $77,000 during the third quarter of 1996 resulting from the booking of the FASB 122 adjustment by the Thrift. Miscellaneous other operating income, which includes the gains on the sale of other real estate owned and the one-time collection of back interest and fees on the charged off loan were $162,000 greater during the quarter than last year.

    For the nine months of 1996 noninterest income was $2,201,000 as compared to $2,071,000 for the same period in 1995, an increase of 6.28%. Service fee income on deposits was $106,000 less during the first nine months of 1996 as compared to the same period last year due to competition. During the nine months ended September 30, 1995 trust income increased by $24,000 due to increased fiduciary activities. During the first nine months of 1996 there were gains on sales of securities of $5,000 resulting from the sale of two securities available-for-sale by the Thrift for liquidity purposes that resulted in proceeds of $2,675,000. Gains on sales of loans were $88,000 greater during the nine months ended September 30, 1996 than during the same period last year as there was a higher volume of loan sales during 1996 and the booking of the $77,000 gain for mortgage servicing rights. Other operating income, which includes loan servicing fees and other loan fee income grew $119,000 during the first nine months of 1996 resulting from gains on sales of other real estate owned of $99,000 and the collection of back interest and fees on a charged off loan of $131,000.

                    NORTHERN STATES FINANCIAL CORPORATION

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


NONINTEREST EXPENSES

    Total noninterest expenses increased $367,000 or 13.99% to $2,991,000 for the three months ended September 30, 1995. The increase was attributable to increased FDIC deposit insurance expense which was $656,000 for the quarter or $517,000 greater than the same quarter last year. Due to legislation enacted on September 30, 1996 a one-time assessment was required by thrifts to fully capitalize the FDIC Savings Association Insurance Fund (SAIF). First Federal which is covered by the FDIC SAIF fund booked an additional $603,000 in FDIC expense as a consequence. It is anticipated that First Federal's future FDIC premiums will be reduced by approximately 70% as a result of the SAIF becoming fully funded.

    Salaries and employee benefits expenses decreased $98,000 during the quarter as compared to the same quarter last year. As employees left or retired during the quarter management has closely examined the responsibilities of those leaving and delegated to others whenever it has been feasible.

    Occupancy expenses for the third quarter of 1996 declined $57,000 from last year. Depreciation expense for the third quarter was $48,000 less than last year's third quarter depreciaion expense. This is a result of equipment becoming fully depreciated during 1995.

    Data processing expenses increased $6,000 during the three months ended September 30, 1996 as compared to the same period if 1995.

    FDIC deposit insurance increased $517,000 during the three months ended September 30, 1996 as compared to the same period of 1995 primarily resulting from First Federal booking $603,000 in FDIC expense due to legislation requiring recapitalization of the FDIC SAIF. The Bank had only a nominal FDIC insurance premium of $1,000 during the quarter which was $85,000 less than the same period last year due to the FDIC Bank Insurance Fund (BIF) being fully funded. The Bank anticipates that there will be no FDIC expense during the fourth quarter of 1996.

    Other real estate owned expenses increased $4,000 during the quarter compared to last year. The increase in other real estate owned expenses is attributable to increases in properties held as real estate owned which amounted to $3,583,000 at September 30, 1996 as compared to $2,801,000 at September 30, 1995.

                        NORTHERN STATES FINANCIAL CORPORATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS

    Miscellaneous other operating expenses were $500,000 for the third quarter as compared to $505,000 for the same period last year amounting to a decrease of less than 1.00%.

    Noninterest expenses were $8,041,000 for the nine months ended September 30, 1996, a decrease of $336,000 or 4.01%. Salaries and employee benefits were $293,000 lower when compared to the same nine months last year. Salaries decreased compared to 1995 as four members of senior management are no longer with the Company in 1996. One member of senior management took a position elsewhere while the other three retired.

    During the three quarters ended September 30, 1996, occupancy expenses decreased $91,000 as compared to same period of 1995. Older equipment became fully depreciated in 1995 and consequently depreciation expense during the first nine months of 1996 decreased $98,000 from the previous year.

    Data processing expense was $13,000 lower during the three quarters ended September 30, 1996 as compared to the same period last year because of one-time expenses early in 1995 related to the data processing bureau conversion which occurred during the fourth quarter of 1994.

    FDIC deposit insurance increased $253,000 during the nine months ended September 30, 1996 as compared to the same period of 1995 as First Federal had the one-time expense of $603,000 required by legislation to recapitalize the FDIC SAIF. The Bank had nominal FDIC insurance expense in 1996 due to the FDIC BIF being fully funded and as a consequence the Bank's FDIC deposit insurance expense was $345,000 less during the first nine months of 1996 compared to the same period in 1995.

    Other real estate owned expenses increased $22,000 during the nine months ended September 30, 1996 as compared to same period last year as the result of increases in the other real estate portfolio.

    Miscellaneous other operating expenses were $214,000 lower compared to the same period last year. Much of this decrease is attributable to one-time expenses during the early part of 1995 related to the conversion to a new data processing service bureau and the installation of new data processing equipment that went along with the conversion. Printing and supplies decreased in 1996 by $14,000 as last year new forms had to be ordered for the new data processing system. Professional fees declined $110,000 during the first nine months of 1996 compared to the same period last year as consultants were used during the conversion to

                     NORTHERN STATES FINANCIAL CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


assist and train Company personnel on the new system and equipment. Other expenses decreased in 1996 by $20,000 as the Company had costs associated with the employment of new employees during 1995. Other expenses pertaining to goodwill decreased $22,000 as goodwill associated with the purchase of a branch office were fully amortized in 1995.

FEDERAL AND STATE INCOME TAXES

     For the three months ended September 30, 1996 and 1995, the Company's provision for federal and state income taxes were $611,000 and $462,000, respectively. For the nine months ended September 30, 1996, the Company's provisions for federal and state income taxes were $182,000 greater than during the same period of 1995 due to higher income.

                     NORTHERN STATES FINANCIAL CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

        ACCOUNTING CHANGES, RECENT PRONOUNCEMENTS, & REGULATORY ISSUES

SFAS 123

     Effective January 1, 1996 the Company adopted Statement of Accounting Standards No. 123, "Accounting for Stock Based Compensation." This statement encourages companies to use a fair value method to account for stock based compensation plans. If such a method is not used, companies must disclose the proforma effect on net income and earnings per share had this method been adopted. During the nine months ended September 30, 1996, no stock options were issued. The Company will apply this statement to any future stock options granted.

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

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to signed on its behalf by the undersigned hereunto duly authorized, on this 28th day of October, 1996.


NORTHERN STATES FINANCIAL CORPORATION
         (Registrant)



Date:  October 31, 1996                By:  /s/ Fred Abdula
      ------------------                    ---------------------------
                                            Fred Abdula
                                            Chairman of the Board of
                                            Directors and President


Date:  October 31, 1996                By:  /s/ Thomas M. Nemeth
      ------------------                    ---------------------------
                                            Thomas M. Nemeth
                                            Assistant Vice President