Form 10-K
period 1996-12-31
NORTHERN STATES FINANCIAL CORP /DE/
filed 1997-03-31
CIK 744485

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549
                         -------------------------------

                                    FORM 10-K

   [ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                                       OR

   [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ______ to ______

                        ---------------------------------


                        COMMISSION FILE NUMBER  0 - 19300


                      NORTHERN STATES FINANCIAL CORPORATION
             (Exact name of Registrant as specified in its charter)


      Delaware                                              36-3449727
(State of incorporation)                                (I.R.S. Employer
                                                       Identification No.)


                             1601 North Lewis Avenue
                           Waukegan, Illinois   60085
                                 (847) 244-6000
          (Address, including zip code, and telephone number, including area code, of principal executive office)

                         -------------------------------

           Securities registered pursuant to Section 12(g) of the Act:

                                                Name of each exchange on
            Title of each class                     which registered
        ----------------------------            ------------------------
         Common Stock $2.00 par value            NASDAQ Small-Cap Market


                                Cover Page 1 of 2

                               Page 1 of 88 Pages
                        Exhibit Index Appears on Page 29

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.   [ X ]




Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [   ]



     The aggregate market value of the voting shares held by nonaffiliates of the Registrant is $57,513,897, as of March 18, 1997. Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are "affiliates" and that the last price known to management was a sale on March 18, 1997, of $93.00 per share.



     889,273 shares of common stock were outstanding as of March 18, 1997.



                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Parts II and IV are incorporated by reference from the Registrant's 1996 Annual Report to Stockholders; and a portion of Part III is incorporated by reference from the Registrant's Proxy Statement dated March 21, 1997, for the Annual Meeting of Stockholders to be held April 24, 1997.

     Except for those portions of the 1996 Annual Report incorporated by reference, the Annual Report is not deemed filed as part of this Report.


                                Cover Page 2 of 2
                                      INDEX

PART I                                                  PAGE NO.
-----------------------------------------------------------------

Item  1     Business                                         4

Item  2     Properties                                      14

Item  3     Legal Proceedings                               14

Item  4     Submission of Matters to a Vote
              of Security Holders                           14


PART II
-------

Item  5     Market for the Registrant's Common Stock
              and Related Stockholder Matters               15

Item  6     Selected Financial Data                         15

Item  7     Management's Discussion and Analysis
              of Financial Condition and
              Results of Operations                         15

Item  8     Financial Statements and Supplementary Data     16

Item  9     Changes in and Disagreements with
              Accountants on Accounting
              and Financial Disclosure                      16


PART III
--------

Item 10     Directors and Executive Officers of the
              Registrant                                    17

Item 11     Executive Compensation                          17

Item 12     Security Ownership of Certain Beneficial
              Owners and Management                         17

Item 13     Certain Relationships and Related
              Transactions                                  17


PART IV
-------

Item 14     Exhibits, Financial Statement Schedules
              and Reports on Form 8-K                       18

            Signatures                                      19

                                     PART I


Item 1. BUSINESS

                                   THE COMPANY

OVERVIEW

     Northern States Financial Corporation (the "Registrant" or the "Company") is a bank holding company organized in 1984 under the laws of Delaware, for the purpose of becoming the parent bank holding company of the Bank of Waukegan (the "Bank"). In 1984, the Company acquired Northern States Trust Company (the "Trust Company"). On January 1, 1992, the Trust Company's accounts and operations were assumed by the Bank. By combining the operations of the Trust Company and the Bank's Trust Department, the Company provides more efficient and effective service to its trust customers. During 1994, the Trust Company charter was surrendered and the Trust Company was liquidated. In 1991, the Registrant acquired First Federal Bank, fsb ("First Federal" or the "Thrift").


     The Registrant is registered under the Bank Holding Company Act of 1956, as amended, and owns all the outstanding stock of the Bank and First Federal. At December 31, 1996, the Company had approximately 452 registered shareholders of record, 889,273 shares of Common Stock outstanding, and total consolidated assets of approximately $427 million. Aside from the stock of the Bank, First Federal and cash, the Registrant has no other substantial assets.


     As a large, community-oriented, independent banking organization in the Waukegan-Gurnee area in the State of Illinois, the Company is well positioned to take advantage of the growth in Waukegan-Gurnee and its surrounding communities. The Company has continuously served the community since 1919 when First Federal was chartered; complemented by the Bank when it was chartered in 1962. The Company's local management, coupled with its long record of service, has allowed it to compete successfully in the banking market. The Company operates traditional community and savings banks with conveniently located facilities and a professional staff.


     The Registrant, Bank and First Federal have no material patents, trademarks, licenses or franchises except the corporate franchises which permit them to engage in banking and trust practices pursuant to law.


     The following table shows loans and deposits of the Bank and First Federal as of December 31, 1996 (in thousands of dollars):

                                   LOANS        DEPOSITS
                                 -----------------------
Bank of Waukegan                 $164,794       $237,589
First Federal Bank, fsb            66,966         92,013

      The principal business of the Registrant, operating through the Bank and First Federal, consists of attracting deposits and securities sold under repurchase agreements from the general public, making commercial loans, loans secured by residential and commercial real estate and consumer loans, and operating a trust business.


                              SUBSIDIARY OPERATIONS


THE BANK OF WAUKEGAN


     The Bank of Waukegan was chartered as a state bank in 1962 and is located in Waukegan, Illinois. Waukegan is located approximately 37 miles north of Chicago, Illinois and has a population of approximately 70,000. At December 31, 1996 the Bank of Waukegan had total assets of approximately $318.8 million, deposits of approximately $237.6 million and stockholder's equity of approximately $40.6 million. The Bank has two banking offices located in Waukegan and one office located in Antioch, Illinois.


     The Bank provides services to individuals, businesses and local governmental units in northeastern Illinois and southeastern Wisconsin.


     The Bank's full service banking business includes the customary consumer and commercial products and services which banks provide, including the following: demand, savings, time, securities sold under repurchase agreements, individual retirement accounts; commercial, consumer and real estate lending, including installment loans, student loans, lines of credit and overdraft checking; safe deposit operations; trust services; and a variety of additional services tailored to the needs of individual customers, such as the acquisition of U.S. Treasury notes and bonds, the sale of traveler's checks, money orders, cashier's checks and foreign currency, direct deposit, and other special services.


     Commercial and consumer loans are made to corporations, partnerships and individuals, primarily on a secured basis. Commercial lending focuses on business, capital, construction, inventory and real estate. The installment loan department of the Bank makes direct and indirect loans to consumers and commercial customers. The mortgage division originates and services commercial and residential mortgages.


     The Bank's trust department acts as executor, administrator, trustee, conservator, guardian, custodian and agent.


     At December 31, 1996, the Trust Department had assets under management or custodial arrangements of approximately $176 million. Its office is located in Waukegan, Illinois.

FIRST FEDERAL BANK


     First Federal, headquartered in Waukegan, Illinois was incorporated in Illinois in 1919 as Waukegan Building and Loan Association, a state chartered mutual savings and loan association. It converted to a federally chartered mutual savings and loan association in 1934 and changed its name to First Federal Savings & Loan Association of Waukegan.


     In 1990, First Federal converted to a federal mutual savings bank and changed its name to First Federal Bank, fsb. First Federal is a member of the Federal Home Loan Bank System and its deposit accounts are insured by the Federal Deposit Insurance Corporation ("FDIC").


     First Federal had total assets of approximately $107.5 million, deposits of approximately $92.0 million, and stockholder's equity of approximately $13.4 million at December 31, 1996. First Federal's market area is comprised of sections of northeastern Illinois, including Waukegan and Gurnee, and is situated in the center of the Chicago-Milwaukee corridor.


     First Federal operates as a traditional savings institution. Its business consists primarily of acquiring retail savings and checking deposits, originating residential and nonresidential real estate mortgage loans for both its portfolio and sale into the secondary market, and investing in government and other debt securities. First Federal has two offices located in Waukegan, Illinois and one office located in Gurnee, Illinois.



                           COMPANY OPERATING STRATEGY

     Corporate policy, strategy and goals are established by the Board of Directors of the Company. Pursuant to the Company's philosophy, operational and administrative policies for the Bank and Thrift are also established by the Company. Within this framework, both subsidiaries focus on providing personalized services and quality products to customers to meet the needs of the communities in which they operate.


     As part of its community banking approach, the Company encourages the officers of both institutions to actively participate in community organizations. In addition, within credit and rate of return parameters, the Company attempts to ensure that each institution meets the credit needs of the community. In addition, the Bank (and the Thrift to a lesser extent) invests in local municipal securities.

LENDING ACTIVITIES


GENERAL   -   Both banks provide a range of commercial and retail lending services to corporations, partnerships and individuals, including, but not limited to, commercial business loans, commercial and residential real estate construction and mortgage loans, consumer loans, revolving lines of credit and letters of credit. The installment loan departments of each bank makes direct and indirect loans to consumers and commercial customers. The mortgage departments originate and service commercial and residential mortgages. The majority of commercial mortgages are originated by the Bank, while the Thrift originates most of the residential mortgages.

     Each bank aggressively markets its services to qualified lending customers in both the commercial and consumer sectors. The Bank's commercial lending officers actively solicit the business of new companies entering the surrounding market as well as longstanding members of the business community. Through personalized professional service and competitive pricing, the Bank has been successful in attracting new commercial lending customers. At the same time, the Bank actively advertises its consumer loan products and continually attempts to make its lending officers more accessible.


COMMERCIAL LOANS   -   The Bank seeks new commercial loans in its market area
and much of the increase in these loans in recent years can be attributed to the successful solicitation of new business. The Bank's areas of emphasis include, but are not limited to, loans to manufacturers, building contractors, developers, business services companies and retailers. The Bank provides a wide range of commercial business loans, including lines of credit for working capital purposes and term loans for the acquisition of equipment and other purposes. Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate. Loans may be made on an unsecured basis where warranted by the overall financial condition of the borrower. Terms of commercial business loans generally range from one to five years. The majority of the Bank's commercial business loans have floating interest rates or reprice within one year. The primary repayment risk for commercial loans is the failure of the business due to economic or financial factors. In most cases, the Bank has collateralized these loans and/or taken personal guarantees to help assure repayment.

     Both the Bank and the Thrift regularly provide financing to developers who have demonstrated a favorable record of performance for the construction of homes. Sales of these homes have remained very strong in Lake County due to the growth in population.


MORTGAGE BANKING   -   The Thrift conducts a mortgage origination operation
through its mortgage division. Since 1991, the Thrift began funding all long-term residential mortgage loans and selling them in the secondary market with servicing retained. The Bank will also originate residential mortgages. As a result of such actions, the Thrift has built its mortgage servicing portfolio to approximately $64.9 million at December 31, 1996. Management believes that the retention of mortgage servicing provides First Federal with a relatively steady source of fee income as compared to fees generated solely from mortgage origination operations, while maintaining the customer relationship.

CONSUMER LENDING   -   The Company's consumer lending departments provide all
types of consumer loans including motor vehicle, home improvement, home equity, student loans, unsecured loans and small personal credit lines.


TRUST DEPARTMENT   -   The Bank's trust department has been providing trust
services to the community for over 10 years. Currently, the Bank has over $176 million of trust assets and provides a full complement of trust services for individuals and corporations including land trust services.


     To build on the trust department's mainstay of personal trust administration, the trust department's focus is in two major areas: (i) investment management for individuals and (ii) administration and investment services for employee benefit plans.


                                   COMPETITION


     The Registrant and its subsidiaries encounter significant competition in all of their activities. The Chicago metropolitan area and suburban Lake County have a high density of financial institutions, many of which are significantly larger and have substantially greater financial resources than the Company and its subsidiaries, and all of which are competitors of the Company and its subsidiaries to varying degrees. The Registrant and its subsidiaries are subject to competition from various financial institutions, including state and national banks, state and federal savings associations, credit unions, certain non-banking consumer lenders, and other companies or firms, including brokerage houses and mortgage brokers, that provide similar services in northeastern Illinois. In total, there are 22 financial institutions located in the Waukegan-Gurnee area, including the Company's two subsidiaries. These financial institutions consist of 9 banks, 6 savings associations and 7 credit unions.
The Company also competes with money funds and with insurance companies with respect to its individual retirement accounts.


     Competition may increase as a result of the continuing reduction in the effective restrictions on the interstate operations of financial institutions. The Registrant and its subsidiaries face additional competition for deposits from short-term money market mutual funds and other corporate and government securities funds. Since the elimination of federal interest rate controls on deposits, the competition from other financial institutions for deposits has increased.


     The primary factors influencing competition for deposits are interest rates, service, and convenience of office locations. The Company competes for loans principally through the range and quality of the services it provides, interest rate and loan fee terms. The Company believes that its long-standing presence in the community and personal service philosophy enhances its ability to compete favorably in attracting and retaining individual and business customers. The Company actively solicits deposit-related clients and competes for deposits by offering customers personal attention, professional service and competitive interest rates.

                                    EMPLOYEES

     The Registrant and its subsidiaries employed 119 full-time and 26 part-time employees as of December 31, 1996. None of the Registrant's employees is represented by any collective bargaining group. The Company offers a variety of employee benefits and management considers its employee relations to be good.



              GOVERNMENTAL MONETARY POLICY AND ECONOMIC CONDITIONS


     The earnings and growth of the Company are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government and its agencies. In particular, the Federal Reserve Board regulates monetary and credit conditions and interest rates in order to influence general economic conditions, primarily through open-market operations in U.S. Government securities, varying the discount rate on bank borrowings, and setting reserve requirements against bank deposits.


     These policies have a significant influence on overall growth and distribution of the Company's loans, investments and deposits, and affect interest rates charged on loans and earned on investments or paid for deposits.


     The monetary policies of the Federal Reserve Board are expected to continue their substantial influence on the operating results of banks.


     The general effect, if any, of such policies upon the future business and earnings of the Company and its subsidiaries cannot accurately be predicted.



                           SUPERVISION AND REGULATION


     Financial institutions and their holding companies are extensively regulate under federal and state laws. As a result, the business, financial condition and prospects of the Company, the Bank and First Federal can be materially affected not only by management decisions and general economic conditions, but also by applicable statutes and regulations and other regulatory pronouncements and policies promulgated by regulatory agencies with jurisdiction over the Comapany, the Bank and First Federal, such as the Board of Governors of the Federal Reserve System ("FRB"), the Office of Thrift Supervsion (the "OTS"), the Federal Deposit Insurance Corporation ("FDIC") and the Office of the Illinois Commissioner of Banks and Real Estate (the "Commissioner"). The effect of such statutes, regulations and other pronouncements and policies are intended to protect depositors and the FDIC's deposit insurance funds, not to protect stockholders.

     The Company and its subidiarires are "affiliates" within the meaning of the Federal Reserve Act so that the Bank and First Federal are subject to certain restrictions with respect to loans to the Company and certain other transactions with the Company or involving it securities.

     The Company is a bank holding company subject to the Bank Holding Company Act of 1956, as amended (the "Act"), and to regulation by the FRB. The Act limits the activities which may be engaged in by bank holding companies and their nonbank subsidiaries, with certain exceptions, to those so closely related to banking or managing or controlling banks as to be a proper incident thereto. Also, under the Act and the FRB's regulations, a bank holding company, as well as certain of its subsidiaries, are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of any property or services.

     The Act also prohibits bank holding companies from acquiring substantially all the assets of or owning more than 5% of the voting shares of any bank or nonbanking company, which is not already majority owned, without the prior approval of the FRB. Beginning September 29, 1995 the Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") permits an adequately capitalized and adequately managed bank holding company to acquire, with FRB approval, a bank located in a state other than the bank holding company's home state, without regard to whether the transaction is permitted under any state law, except that a host state may establish by statute the minimum age of its banks (up to a maximum of 5 years) subject to acquisition by out-of-state bank holding companies. The FRB may not approve the acquisition if the applicant bank holding company, upon consumation, would control more that 10% of total U.S. insured depository institution deposits or more than 30% of the host state's total insured depository institution deposits. Effective as of September 29, 1994, the Interstate Act permits a bank, with the approval of the appropriate Federal bank regulatory agency, to establish a de novo branch in a state, other than the bank's home state, in which the bank does not presently maintain a branch if the host state has enacted a law that applies equally to all banks and expressly permits all out-of-state banks to branch de novo into the host state. Commencing June 1, 1997, banks having different home states may, with approval of the appropriate Federal bank regulatory agency, merge accross state lines, unless the home state of a participating bank has opted-out. The Interstate Act permits, as of September 29, 1995, any bank subsidiary of a bank holding company to receive deposits, renew time deposits, close loans, service loans and receive payments on loans and other obligations as agent for a bank or thrift affiliate, whether such affiliate is located in a different state or in the same state. Illinois law allows the Bank to establish branches anywhere in the state.

     The Illinois Bank Holding Company Act (the "IBHCA") permits Illinois bank holding companies to acquire control of banks in any state that permits bank holding companies whose principal place of business is in another state to acquire control of Illinois banks or bank holding companies upon satisfactory application to the Commissioner. In reviewing any such application, the Commissioner will review, amoung other things, compliance by the applicant banks with the requirements of the Community Reinvestment Act (the "CRA") and other information designed to determine such banks' abilities to meet community credit needs.

     The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") amended the Act to authorize the FRB to allow bank holding companies to acquire any savings association (whether healthy, failed or failing) and removed "tandem operations" restrictions, which previously prohibited savings associations from being operated in tandem with a bank holding company's other subsidiaries. As a result, bank holding companies now have expanded opportunities to acquire savings associations.

     Under FIRREA, and insured depository institution which is commonly controlled with another insured depository institution shall generally be liable for any loss incurred, or reasonably anticipated to be incurred, by the FDIC in connection with the default of such commonly controlled institution, or for any assistance provided by the FDIC to such commonly controlled institution, which is in danger of default. The term "default" is defined to mean the appointment of a conservator or receiver for such institution. Such liability is subordinated in right of payment to deposit liabilities, secured obligations, any other general or senior liability and any obligation subordinated to depositors and or other general creditors, other than obligations owed to any affiliate of the depository institution (with certain exceptions) and any obligations to stockholders in such capacity.

     The Company, as part of its acquisition of First Federal, became a savings and loan holding company within the meaning of the Home Owners' Loan Act of 1933, as amended (the "HOLA"). As such, the Company was required to register with the OTS and is subject to OTS regulations, examinations, supervsion and reporting requirements. In addition, the OTS has enforcement authority over the Company in significant aspects of its business. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. The HOLA prohibits a savings and loan company, directly or indirectly, or through one or more subsidiaries, or through one or more transactions, from (i) acquiring control of, or acquiring by merger or purchase of assets, another savings institution or holding company therof, withour prior written OTS approval; (ii) acquiring or retaining, with certain exceptions, more than 5% of the voting shares of a nonsubsidiary savings institution or holding company thereof; or (iii) acquiring or retaining control of a financial institution not federally insured.

     The Bank is a member of the Federal Reserve System, its deposits are insured by the FDIC and it is subject to regulation by both these entities, as well as by the Commissioner. First Federal is primarily regulated by the OTS.

     Under the Illinois Banking Act (the "IBA"), the Bank is permitted to declare and pay dividends in amounts up to the amount of its accumulated net profits provided that it shall retain in its surplus at least one-tenth of its net profits since the date of the declaration of its most recent previous dividend until such additions to surplus, in the aggregate, equal at least the paid-in capital of the Bank. In no event may the Bank, while it continues its banking business, pay dividends in excess of its net profits then on hand (after deductions for losses and bad debts).

     Under the FDIC's risk-based insurance assessment system, each insured depository institution is placed in one of nine risk categories based on its level of capital and other relevant information. Each insured depository institution's insurance assessment rate is then determined by the risk category in which it has been classified by the FDIC. At December 31, 1996 the Bank exceeded applicable minimum capital requirements. During 1996, the Thrift was assessed at the rate of .23%, the lowest factor, of deposits under the assessment system.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FIDICIA") substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made revisions to several other federal banking statutes. In general, FDICIA subjects depository institutions to significantly increased regulation and supervision. Among other things, FDICIA requires federal bank regulatory authorities to take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements, and imposes certain restrictions upon depository institutions which meet minimum capital requirements but are not "well capitalized" for purposes of FDICIA. FDICIA and the regulations adopted under it establish five capital categories as follows, with the category for any institution determined by the lowest of any of these ratios:



                                         TIER 1                TOTAL
                   LEVERAGE RATIO   RISKED-BASED RATIO   RISKED-BASED RATIO

Well Capitalized     5% or above      6% or above         10% or above
Adequately
   Capitalized       4% or above*     4% of above         8% or above
Undercapitalized     Less than 4%     Less than 4%        Less than 8%
Significantly
   Capitalized       Less than 3%     Less than 3%        Less than 6%

                                                              RATIO OF
                                                          TANGIBLE EQUITY
                                                          TO TOTAL ASSETS

Critically Undercapitalized                               2% or below


     *3% for banks with the highest CAMEL (supervisory) rating.



     An insured depository institution may be deemed to be in a capital category that is lower than is indicated by its capital ratios if it receives an unsatisfactory rating by its examiners with respect to its assets, management, earnings or liquidity.

     Under FIDCIA, a bank that is not well capitalized is generally prohibited from accepting or renewing brokered deposits and offering interest rates on deposits significantly higher than the prevailing rate in its normal market area or nationally (depending upon where the deposits are solicited); in addition, "pass through" insurance coverage may not be available for certain employee benefit accounts.

     FIDICIA generally prohibits a depository institution from mking any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to limitations on growth and are required to submit a capital restoration plan, which must be gauranteed by the institution's parent company. Institutions that fail to submit an acceptable plan, or that are significantly undercapitalized, are subject to a host of more drastic regulatory restrictions and measures.

     The Bank and First Federal are considered "well capitalized" according to FDICIA guidelines.


     FIDICIA directs that each federal banking agency prescribe standards for depository institutions or depository institutions' holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses and other standards as they deem appropriate. Many regulations implementing these directives have been adopted by the agencies


BUSINESS-STATISTICAL DISCLOSURE


     The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and the Results of Operations" on Pages 11 through 27 of the 1996 Annual Report to Stockholders (filed as Exhibit 13, pages 23 through 39 of this report) is incorporated herein by reference.

ITEM 2.  PROPERTIES

     The Bank conducts its operations through its main office and two branches. The Company's office is located in the main office of the Bank. All of such offices are owned by the Bank and are located in Lake County, Illinois. The Bank believes that its current facilities are adequate for the conduct of its business.

     First Federal conducts its business through its main office and two branch offices. All offices are located in Lake County and have drive-up facilities. With the addition of its newest branch office in Gurnee, which opened in December 1990, First Federal believes that its facilities are adequate to meet its present and immediately foreseeable needs.

     The following table sets forth information relating to each of such offices:

     Bank of Waukegan:

          Main Office:                       Trust Department:
           1601 North Lewis Avenue            1601 North Lewis Avenue
           Waukegan, Illinois 60085           Waukegan, Illinois 60085

          Branches:
           3233 Grand Avenue                   40220 N. Route 59
           Waukegan, Illinois 60085            Antioch, Illinois 60002


     First Federal Bank, fsb:
          Main Office:
           216 Madison Street
           Waukegan, Illinois 60085

          Branches:
           1428 N. Lewis Avenue                5384 Grand Avenue
           Waukegan, Illinois 60085            Gurnee, Illinois 60031


ITEM 3.  LEGAL PROCEEDINGS

     Due to the nature of their business, the Registrant and its subsidiaries are often subject to various legal actions. These legal actions, whether pending or threatened, arise through the normal course of business and are not considered unusual or material.

     Currently, no material legal procedures are pending which involve the Registrant, the Bank, or First Federal.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

                                     PART II




ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY
            AND RELATED STOCKHOLDER MATTER


     The information set forth under the captions "Stock Market Information"; "Price Summary"; and "Cash Dividends" on Page 46 of the 1996 Annual Report to Stockholders (filed as Exhibit 13, page 58 of this report) is incorporated herein by reference.




ITEM 6.   SELECTED FINANCIAL AND OTHER DATA


     The information set forth under the caption "Selected Consolidated Financial Data" on Page 10 of the 1996 Annual Report to Stockholders (filed as
Exhibit 13, page 22 of this report) is incorporated herein by reference.





ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


     The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Pages 11 through 27 of the 1996 Annual Report to Stockholders (filed as Exhibit 13, pages 23 through 39 of this report) is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements of the Registrant and the Independent Auditors' Report as set forth on the following pages of the 1996 Annual Report to Stockholders (filed as Exhibit 13, to this report) are incorporated herein by reference:


                                                   Annual Report
                                                  to Stockholders
                                                        Page
                                                  ---------------

Independent Auditors' Report                             28

Consolidated Balance Sheets as of
  December 31, 1996 and 1995                             29


Consolidated Statements of Income for the
  Years ended December 31, 1996, 1995 and 1994           30


Consolidated Statements of Cash Flows for the
  Years ended December 31, 1996, 1995 and 1994           31


Consolidated Statements of Stockholders'
  Equity for the Years ended
  December 31, 1996, 1995 and 1994                       32


Notes to the Consolidated Financial Statements           33


Parent Company only financial statements                 45


The portions of the 1996 Annual Report to Stockholders which are not specifically incorporated by reference as a part of this Form 10-K are not deemed to be a part of this report.




ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


DIRECTORS - The information with respect to Directors of the Registrant set forth under the caption "Directors and Executive Management" on pages 2 of the Registrant's Proxy Statement, dated March 21, 1997, relating to the April 24, 1997 Annual Meeting of Stockholders is incorporated herein by reference.


EXECUTIVE OFFICERS - The Company's only executive officers are Mr. Fred Abdula, the President of the Company, and Mr. Kenneth W. Balza, the Vice President and Treasurer of the Company. The information with respect to Mr. Abdula and Mr. Balza is set forth under the caption "Directors and Executive Management" on page 2 of the Registrant's Proxy Statement, dated March 21, 1997, relating to the April 24, 1997 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION.


The information set forth under the caption "Executive Compensation" and "Summary Compensation Table" on page 5 of the Registrant's Proxy Statement, dated March 21, 1997, relating to the April 24, 1997 Annual Meeting of Stockholders is incorporated herein by reference.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT.


The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" on page 4 through 5 of the Registrant's Proxy Statement, dated March 21, 1997, relating to the April 24, 1997 Annual Meeting of Stockholders is incorporated herein by reference.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


The information set forth under the caption "Compensation Committee Interlocks and Insider Participation" on page 9 of the Registrant's Proxy Statement, dated March 21, 1997, relating to the April 24, 1997 Annual Meeting of Stockholders is incorporated herein by reference.

                                     PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.   FINANCIAL STATEMENTS
          All financial statements of the Registrant are incorporated herein by reference as set forth under Item 8, Part II of this report on Form 10-K.

     2.   FINANCIAL STATEMENT SCHEDULES Not applicable

     3.   EXHIBITS (Numbered in accordance with Item 601 of Regulation S-K)

          The following exhibits are filed as part of this report:

         3-A Articles of Incorporation of the Company, as amended to date. (Filed with Registrant's annual report on Form 10-K for the year ended December 31, 1994 Commission File 0-19300 and incorporated here by reference.)

         3-B   Bylaws of the Company, as amended to date.
               (Filed with Registrant's annual report on Form 10-K for the year ended December 31, 1994 Commission
               File 0-19300 and incorporated here by reference.)

         10    1992 Northern States Omnibus Incentive Plan.
               (Filed with Registrant's annual report on Form 10-K for the year ended December 31, 1994 Commission
               File 0-19300 and incorporated here by reference.)

         11    Statement of Computation of per share earnings.
               Contained in Note 1 to the consolidated financial statements, page 34, 1996 Annual Report to
               Stockholders (filed as Exhibit 13 to this report) is incorporated by reference.

         13 Copy of the Company's Annual Report to Stockholders for the year ended December 31, 1996. This exhibit, except for portions thereof that have been specifically incorporated by reference into this report, is furnished for the information of the Commission and shall not be deemed "filed" as part hereof.

         21    List of Subsidiaries.

(b)       REPORTS ON FORM 8-K

          No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1996.

(c)       Exhibit List and Index

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, on this 18th day of March 1997.



NORTHERN STATES FINANCIAL CORPORATION
             (Registrant)






                              Fred Abdula,
                              Chairman of the Board
                              and President
   /S/ FRED ABDULA            (Principal Executive Officer)
----------------------------



                              Thomas M. Nemeth,
                              Assistant Vice President
                              (Principal Financial Officer and
   /S/ THOMAS M. NEMETH        Principal Accounting Officer)
----------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each director of the Registrant, whose signature appears below, hereby appoints Fred Abdula and Thomas M. Nemeth and each of them severally, as his attorney-in-fact, to sign in his name and on his behalf, as a director of the Registrant, and to file with the Commission any and all Amendments to this Report on Form 10-K, on this 18th day of March 1997.


Fred Abdula, Director                /s/ Fred Abdula
                                   -------------------------------

Kenneth W. Balza, Director           /s/ Kenneth W. Balza
                                   -------------------------------

Jack H. Blumberg, Director           /s/ Jack H. Blumberg
                                   -------------------------------

Frank Furlan, Director               /s/ Frank Furlan
                                   -------------------------------

Harry S. Gaples, Director            /s/ Harry S. Gaples
                                   -------------------------------

Laurance A. Guthrie, Director        /s/ Laurance A. Guthrie
                                   -------------------------------

James A. Hollensteiner, Director     /s/ James A. Hollensteiner
                                   -------------------------------

Raymond M. Mota, Director            /s/ Raymond M. Mota
                                   -------------------------------

Helen Rumsa, Director                /s/ Helen Rumsa
                                   -------------------------------

Frank Ryskiewicz, Director           /s/ Frank Ryskiewicz
                                   -------------------------------

Henry G. Tewes, Director             /s/ Henry G. Tewes
                                   -------------------------------

Arthur J. Wagner, Director           /s/ Arthur J. Wagner
                                   -------------------------------

             NORTHERN STATES FINANCIAL CORPORATION AND SUBSIDIARIES

                                    FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1996

                                  EXHIBIT INDEX



Exhibits                                                       Page(s)
--------                                                       -------

 3-A       Articles of Incorporation of the Company,
             as amended to date.
           (Filed with Registrant's annual report on Form 10-K for the year ended December 31, 1994
             Commission File 0-19300 and incorporated here by reference.)

 3-B       Bylaws of the Company, as amended to date.
           (Filed with Registrant's annual report on Form 10-K for the year ended December 31, 1994
             Commission File 0-19300 and incorporated here by reference.)


 10        1992 Northern States Omnibus Incentive Plan.
             (Filed with Registrant's annual report on Form 10-K for the year ended December 31, 1994
             Commission File 0-19300 and incorporated here by reference.)


 11        Statement of Computation of per share earnings.
           Contained in Note 1 to the consolidated
           financial statements, Page 34, 1996 Annual
           Report to Stockholders (filed as Exhibit 13 to
           this report) is incorporated by reference.               46


 13        Copy of the Company's Annual Report to
           Stockholders for the year ended December 31,
           1996.  This exhibit, except for portions
           thereof that have been specifically incorporated
           by reference into this Report, is furnished for
           the information of the Commission and shall
           not be deemed "filed" as part hereof.                    22


 21        List of Subsidiaries.                                    59

 27        Financial Data Schedule