Form 10-Q
period 1997-03-31
NORTHERN STATES FINANCIAL CORP /DE/
filed 1997-05-09
CIK 744485

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

                For the quarterly period ending March 31, 1997

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

                    YES:   XXX                 NO:
                          -----                     -----

                889,273 shares of common stock were outstanding
                           as of March 31, 1997.

            NORTHERN STATES FINANCIAL CORPORATION AND SUBSIDIARIES

                                   FORM 10-Q

                                MARCH 31, 1997

                                     INDEX



PART I.    FINANCIAL INFORMATION

  Item 1.   Financial Statements

     Condensed consolidated balance sheets at March 31,
     1997, December 31, 1996, and March 31, 1996 . . . . . . . . . . . . . .2


     Condensed consolidated statements of income for
     the three months ended March 31, 1997 and 1996. . . . . . . . . . . . .3


     Condensed consolidated statements of cash flows
     for the three months ended March 31, 1997 and 1996. . . . . . . . . . .4


     Notes to condensed consolidated financial
     statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . 5 - 15


   Item 2.  Management's discussion and analysis of
            financial condition and results of
            operations . . . . . . . . . . . . . . . . . . . . . . . .16 - 23



PART II.   OTHER INFORMATION


     Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 24

NORTHERN STATES FINANCIAL CORPORATION
-------------------------------------
CONSOLIDATED BALANCE SHEETS
-------------------------------------
March 31, 1997, December 31, 1996,
    and March 31, 1996
(In thousands of dollars, except per share data)


                                                                March 31,         December 31,              March 31,
      Assets                                                       1997              1996                     1996
                                                                ----------         ----------              ----------
Cash and due from banks..............................             $12,257            $15,247                 $16,018
Interest-bearing deposits in financial institutions -
    maturities less than 90 days.....................                 655              1,235                     394
Federal funds sold...................................              15,100             15,500                   8,200
                                                                ----------         ----------              ----------
   Total cash and cash equivalents...................              28,012             31,982                  24,612
Interest-bearing deposits in financial institutions -
    maturities over 90 days..........................                 100                100                     100
Securities available-for-sale........................             146,443            149,750                 148,908
Loans................................................             238,174            232,653                 235,221
Less: Allowance for loan losses......................               5,014              4,839                   4,757
                                                                ----------         ----------              ----------
   Loans, net........................................             233,160            227,814                 230,464
Direct lease financing...............................                 952                999                     645
Office buildings and equipment, net..................               6,181              6,250                   6,457
Other real estate owned, net of allowance for losses
   of $537, $532 and $516............................               2,765              2,846                   2,815
Accrued interest receivable..........................               4,130              3,955                   4,874
Other assets.........................................               2,687              2,868                   5,093
                                                                ----------         ----------              ----------
   Total assets......................................            $424,430           $426,564                $423,968
                                                                ==========         ==========              ==========


      Liabilities and Stockholders' Equity

Liabilities

Deposits
   Demand - noninterest-bearing......................             $41,234            $43,223                 $39,101
   NOW accounts......................................              36,207             38,159                  40,797
   Money market accounts.............................              42,716             44,426                  42,379
   Savings...........................................              44,969             44,843                  47,846
   Time, $100,000 and over...........................              70,134             69,052                  70,030
   Time, under $100,000..............................              92,407             89,092                  90,810
                                                                ----------         ----------              ----------
      Total deposits.................................             327,667            328,795                 330,963
Securities sold under repurchase agreements
   and other short-term borrowings...................              33,381             36,758                  34,842
Advances from borrowers for taxes and insurance......               1,371              1,021                   1,635
Accrued interest payable and other liabilities.......               6,097              5,155                   5,029
                                                                ----------         ----------              ----------
      Total liabilities..............................             368,516            371,729                 372,469
                                                                ----------         ----------              ----------
Stockholders' Equity

Common stock - $2 par value: 1,750,000 shares
   authorized; 889,273, 889,273 and 888,473 shares
   issued and outstanding............................               1,779              1,779                   1,777
Additional paid-in capital...........................              11,216             11,216                  11,165
Retained earnings....................................              43,431             41,849                  38,841
Unrealized loss on securities available-for-sale,....                (512)                (9)                   (284)
                                                                ----------         ----------              ----------
   Total stockholders' equity........................              55,914             54,835                  51,499
                                                                ----------         ----------              ----------
   Total liabilities and stockholders' equity........            $424,430           $426,564                $423,968
                                                                ==========         ==========              ==========


      The accompanying notes are an integral part of these condensed consolidated financial statements.

     NORTHERN STATES FINANCIAL CORPORATION
     -----------------------------------------------------
     CONSOLIDATED STATEMENTS OF INCOME
     -----------------------------------------------------
     Three months ended March 31, 1997 and 1996
     (In thousands of dollars, except per share data)



                                                                         Three months ended
                                                                    March 31,          March 31,
                                                                        1997               1996
                                                                    ----------         ----------
     Interest income
        Loans (including fee income).....................              $5,282             $5,187
        Securities
           Taxable.......................................               1,968              2,000
           Exempt from federal income tax................                 296                265
        Interest-bearing deposits in financial
           institutions..................................                   8                  7
        Federal funds sold...............................                 229                171
                                                                    ----------         ----------
           Total interest income.........................               7,783              7,630
                                                                    ----------         ----------
     Interest expense
        Time deposits....................................               2,232              2,250
        Other deposits...................................               1,022              1,107
        Other borrowings.................................                 404                466
                                                                    ----------         ----------
           Total interest expense........................               3,658              3,823
                                                                    ----------         ----------
     Net interest income.................................               4,125              3,807
     Provision for loan losses...........................                 180                360
                                                                    ----------         ----------
     Net interest income after provision for
        loan losses......................................               3,945              3,447
                                                                    ----------         ----------
     Noninterest income
        Service fees on deposits.........................                 334                334
        Trust income.....................................                 144                113
        Net security gains (losses)......................                   0                  5
        Net gains on sales of loans......................                  35                 55
        Other operating income...........................                 235                123
                                                                    ----------         ----------
           Total other income............................                 748                630
                                                                    ----------         ----------
     Noninterest expenses
        Salaries and employee benefits...................               1,322              1,409
        Occupancy and equipment expenses, net............                 333                303
        Data processing expense..........................                 140                132
        FDIC deposit insurance expense...................                  22                 54
        Other real estate owned expenses.................                  68                 48
        Other operating expenses.........................                 524                473
                                                                    ----------         ----------
           Total other expenses..........................               2,409              2,419
                                                                    ----------         ----------
     Income before income taxes..........................               2,284              1,658
     Provision for income taxes..........................                 702                434
                                                                    ----------         ----------
     Net income..........................................              $1,582             $1,224
                                                                    ==========         ==========


     Earnings per common share...........................               $1.78              $1.38
                                                                    ==========         ==========

     Weighted average common shares outstandin...........             889,273            888,300
                                                                    ==========         ==========





      The accompanying notes are an integral part of these condensed consolidated financial statements.

    NORTHERN STATES FINANCIAL CORPORATION
    -----------------------------------------------------
    CONSOLIDATED STATEMENTS OF CASH FLOWS
    -----------------------------------------------------
    Three months ended March 31, 1997 and 1996
    (In thousands of dollars)



                                                                                 Three months ended
                                                                               1997              1996
                                                                           ----------        ----------
    Cash flows from operating activities
       Net income.......................................................      $1,582            $1,224
       Adjustments to reconcile net income to cash from
        operating activities:
          Depreciation..................................................         132               145
          Provision for loan losses.....................................         180               360
          Provision for losses on other real estate owned...............           5                 6
          Deferred loan fees............................................          (3)              (37)
          Gain on sales of securities available-for-sale................           0                (5)
          Proceeds from sales of loans..................................       1,897             2,996
          Loans originated for sale.....................................      (2,128)           (7,596)
          Net gains on sales of loans...................................         (29)              (55)
          Net gains on sales of other real estate owned.................        (134)                0
          Net change in interest receivable.............................        (175)             (508)
          Net change in interest payable................................          18               143
          Net change in other asset.....................................         480              (949)
          Net change in other liabilities...............................         924               363
                                                                            ----------        ----------
             Net cash from operating activitie..........................       2,749            (3,913)
                                                                            ----------        ----------
    Cash flows from investing activities
          Proceeds from sales of securities available-for-sale..........           0             2,675
          Proceeds from maturities of securities available-for-sale.....      16,696            37,193
          Purchases of securities available-for-sale....................     (14,191)          (34,872)
          Change in loans made to customers.............................      (5,263)           (5,939)
          Property and equipment expenditures...........................         (63)              (15)
          Net change in direct lease financing..........................          47               (23)
          Proceeds from sales of other real estate owned................         210               162
                                                                            ----------        ----------
             Net cash from investing activitie..........................      (2,564)             (819)
                                                                            ----------        ----------
    Cash flows from financing activities
          Net change in:
            Deposits....................................................      (1,128)            3,408
            Securities sold under repurchase agreements
              and other short-term borrowings...........................      (3,377)           (8,436)
            Advances from borrowers for
              taxes and insurance.......................................         350               354
          Net proceeds from exercise of stock options...................           0                44
                                                                            ----------        ----------
         Net cash from financing activities.............................      (4,155)           (4,630)
                                                                            ----------        ----------
    Net change in cash and cash equivalents.............................      (3,970)           (9,362)
    Cash and cash equivalents at beginning of period....................      31,982            33,974
                                                                            ----------        ----------
    Cash and cash equivalents at end of period..........................     $28,012           $24,612
                                                                            ==========        ==========
    Supplemental disclosures
          Cash paid during the period for
             Interest...................................................      $3,640            $3,680
          Noncash investing activities
             Transfers made from loans to other real estate owned.......           0               672


      The accompanying notes are an integral part of these condensed consolidated financial statements.

                        NORTHERN STATES FINANCIAL CORPORATION

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    March 31, 1997

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

    The condensed consolidated statements of income and cash flows are for the three months ended March 31, 1997 and March 31, 1996. The condensed consolidated balance sheets are as of March 31, 1997, December 31, 1996 and March 31, 1996.

    The interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes (or "notes thereto") of the Company for the years ended December 31, 1996, 1995, and 1994.

    The results of operations for the three-month period ended March 31, 1997, are not necessarily indicative of the results to be expected for the full year.

    Earnings per Common and Common Equivalent Share - Earnings per share are computed by dividing net income by the average shares of common stock and common stock equivalents outstanding. Common stock equivalents represent the dilutive effect of the assumed exercise of outstanding stock options.

                         NORTHERN STATES FINANCIAL CORPORATION

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    March 31, 1997

                 (Dollar Amounts in thousands, except per share data)
                                     (Unaudited)



Note 2 - SECURITIES


     The amortized cost, gross unrealized gains and losses, and fair values of securities available-for-sale and held-to-maturity as of March 31, 1997, December 31, 1996, and March 31, 1996 are as follows:


                                 -------------- March 31.,1997 --------------
                                                ----- --------
                                               Gross Unrealized
Securities                        Amortized    ----- ----------       Fair
available-for-sale                  Cost        Gains    Losses       Value
-------------------               ----------   -------   --------   ---------
 U.S. Treasury                     $ 12,063  $     7      $  (12)   $ 12,058
 U.S. Government
   agencies and
   corporations                      93,855        7      (1,260)     92,602
 States and political
   subdivisions                      23,782      495         (76)     24,201
 Mortgage-backed
   securities and
   collateralized
   mortgage obligations              15,487      118        (163)     15,442
Equity securities                     2,091      141         (92)      2,140
                                   --------  -------     --------   --------
   Total                           $147,278  $   768     $(1,603)   $146,443
                                   ========  =======     ========   ========

                        NORTHERN STATES FINANCIAL CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    March 31, 1997

                 (Dollar Amounts in thousands, except per share data)
                                     (Unaudited)


                               ------------- December 31, 1996 ---------------
                                             -------- --- ----
                                              Gross Unrealized
Securities                      Amortized     ----- ----------        Fair
available-for-sale                Cost        Gains    Losses         Value
-------------------            ----------    -------  ---------    ----------
 U.S. Treasury                 $ 16,098      $  25       $  (9)     $ 16,114
 U.S. Government
   agencies and
   corporations                  90,359         32        (787)       89,604
 States and political
   subdivisions                  24,827        699         (44)       25,482
 Mortgage-backed
   securities and
   collateralized
   mortgage obligations          16,408        131        (109)       16,430
Equity securities                 2,091        128         (99)        2,120
                               --------      -------     -------    --------
                               --------      -------     -------    --------
   Total                       $149,783    $ 1,015     $(1,048)     $149,750



                                -------------- March 31, 1996 ----------------
                                               ----- --- ----
                                              Gross Unrealized
Securities                      Amortized     ----- ----------        Fair
available-for-sale              Cost           Gains    Losses        Value
-------------------            ----------    --------  -------  -------------
 U.S. Treasury                 $ 31,669      $   54    $   (29)    $ 31,694
 U.S. Government
   agencies and
   corporations                  76,836          35     (1,152)      75,719
States and political
   subdivisions                  20,473         657        (49)      21,081
Mortgage-backed
   securities and
   collateralized
   mortgage obligations          19,239         157       (141)      19,255
Equity securities                 1,157         106       (104)       1,159
                               --------      -------   ---------   --------
   Total                       $149,374      $1,009    $(1,475)    $148,908
                               ========      =======   =========   ========

                        NORTHERN STATES FINANCIAL CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    March 31, 1997

                 (Dollar Amounts in thousands, except per share data)
                                    (Unaudited)


     Contractual maturity of debt securities at March 31 1997 were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

                                                         Amortized      Fair
Securities available-for-sale                               Cost        Value
-------------------------------------                   -----------   ---------
Due in one year or less                                  $ 16,231     $ 16,227
Due after one year through five years                     101,646      100,696
Due after five years through ten years                     11,823       11,938
                                                        -----------   ---------
                                                          129,700      128,861


Mortgage-backed securities                                 15,487       15,442
Equity securities                                           2,091        2,140
                                                       -----------   ----------
       Total                                             $147,278     $146,443
                                                       ===========   ==========

       Mortgage-backed securities are comprised of investments in pools of residential mortgages. The mortgage pools are issued and guaranteed by the Federal Home Loan Mortgage Corporation (FHLMC), the Federal National Mortgage Association (FNMA), and the Goverment National Mortgage Association (GNMA).

         As of March 31, 1997, the Company held structured notes with an amortizedcost of $3,100 and fair value of $3,072. These securities are issued by the Federal Home Loan Bank (FHLB). The structured notes are comprised primarily of securities that have coupon interest rates which "step up" periodically during the term to maturity.

       There were no sales of securities during the three months ended March 31, 1997.

       There were two sales of equity securities during the three months ended March 31, 1996 which resulted in proceeds of $2,675 and a gain of $5.

       Securities carried at fair values of $100,495 and $95,404 at March 31, 1997 and 1996 were pledged to secure public deposits, repurchase agreements and for other purposes as required or permitted by law.

                        NORTHERN STATES FINANCIAL CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    March 31, 1997

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

     Loans consisted of the following at March 31, 1997, December 31, 1996, and March 31, 1996:

                                  March 31,      December 31,        March 31,
                                    1997             1996              1996
                                ------------     -------------     -----------
Commercial                         $ 53,162         $ 50,762          $ 56,210
Real estate - construction           26,735           26,905            26,928
Real estate - mortgage              149,821          146,552           142,561
Installment                           9,182            9,203            10,512
                                ------------     ------------      -----------
    Total loans                     238,900          233,422           236,211
Unearned income                        (200)            (240)             (325)
Deferred loan fees                     (526)            (529)             (665)
                                ------------     ------------      -----------
    Loans, net of unearned
     income and deferred
     loan fees                      238,174          232,653           235,221
Allowance for loan losses            (5,014)          (4,839)           (4,757)
                                ------------     ------------      -----------
    Loans, net                     $233,160         $227,814          $230,464
                                ============     ============      ===========

      Loans held for sale on March 31, 1997, December 31, 1996 and March 31, 1996 were approximately $1,153, $893 and $8,296, and are classified as real estate mortgage loans.

      Non-performing loans, which include loans contractually past due ninety days or more, loans accounted for on a nonaccrual basis, and loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower, amounted to $1,480 at March 31, 1997, $1,166 at December 31, 1996, and $7,424
at March 31, 1996.

                        NORTHERN STATES FINANCIAL CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    March 31, 1997

                 (Dollar Amounts in thousands, except per share data)
                                     (Unaudited)

    Impaired loans were as follows for March 31, 1997, December 31, 1996 and March 31, 1996:

                                   March 31,     December 31,         March 31,
                                     1997            1996               1996
                                ------------     ------------      ------------
Loans with no allowance
   for losses allocated           $        0       $        0        $        0
Loans with allowance
   for losses allocated                1,212              828             4,515
Amount of the allowance
   allocated                             121              146               678



    Average balance information and income recognized on impaired loans were as follows for the three months ended March 31, 1997 and March 31, 1996:


                                     March 31,         March 31,
                                        1997              1996
                                  ------------      ------------
      Average of impaired
         loans during the period      $  1,056          $  4,434
      Interest income recognized
         during the period                   3                13
      Cash-basis income recognized
         during the period                   3                13


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

                        NORTHERN STATES FINANCIAL CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    March 31, 1997

                 (Dollar Amounts in thousands, except per share data)
                                     (Unaudited)


     At March 31, 1997, December 31, 1996, and March 31, 1996, the contract amount of the Company's off-balance sheet commitments was as follows:

                                  March 31,       December 31,      March 31,
                                    1997              1996            1996
                                -----------      -------------     ----------
Unused lines of credit
and commitments to
make loans:
     Fixed rate                     $19,205            $17,696        $13,343
     Variable rate                   48,562             57,979         47,130
                                -----------      -------------     ----------
       Total                        $67,767            $75,675        $60,473
                                ===========      =============     ==========

Standby letters of credit           $ 6,140            $ 6,250        $ 5,505


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

                                    March 31, 1997

                 (Dollar Amounts in thousands, except per share data)
                                     (Unaudited)



Note 4 - ALLOWANCES FOR LOAN LOSSES AND
         OTHER REAL ESTATE OWNED LOSSES


     Activity in the allowance for loan losses for the three months ended March 31, 1997, twelve months ended December 31, 1996, and three months ended March 31, 1996, is as follows:


                                March 31,        December 31,      March 31,
                                  1997               1996             1996
                                ---------        ------------      ---------
Balance at beginning of year      $4,839            $4,514           $4,514
Provision charged to
   operating expense                180              1,190              360
Loans charged off                   (56)            (1,141)            (128)
Recoveries on loans
   previously charged off            51                276               11
                                ---------        ------------      ---------
Balance at end of period          $5,014            $4,839           $4,757
                                =========        ============      =========


      Activity in the allowance for other real estate owned losses for the three months ended March 31, 1997, twelve months ended December 31, 1996, and three months ended March 31, 1996, is as follows:

                                March 31,        December 31,      March 31,
                                   1997              1996             1996
                                ---------        ------------      ---------
Balance at beginning of year      $  532            $  510           $  510
Provision charged to
   operating expense                   5                22                6
Losses on other real
   estate owned                      -0-                -0-             -0-
                                ---------        ------------      ---------
Balance at end of period          $  537            $  532           $  516
                                =========        ============      =========

                        NORTHERN STATES FINANCIAL CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    March 31, 1997

                 (Dollar Amounts in thousands, except per share data)
                                     (Unaudited)



Note 5 - PROVISION FOR INCOME TAXES


    The provision for income taxes represents federal and state income tax expense calculated using annualized rates on taxable income generated during the respective periods.



Note 6 - STOCKHOLDERS' EQUITY


    For the three months ended March 31, 1997 total stockholders' equity increased $1,079. The increase is a result of net income of $1,582, less the change in the valuation allowance from December 31, 1996 for the fair value of securities available-for-sale, net of tax, of $503.


    For the three monnths ended March 31, 1996 total stockholders' equity increased $494. The increase is a result of net income of $1,224, less the change in the valuation allowance from December 31, 1995 for the fair value of securities available-for-sale, net of tax, of $774, plus $44 due to 1,042 stock options being exercised pursuant to the Omnibus Incentive Plan.

                        NORTHERN STATES FINANCIAL CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    March 31, 1997

                 (Dollar Amounts in thousands, except per share data)
                                     (Unaudited)


Note 7 - OMNIBUS INCENTIVE PLAN

    The 1992 Omnibus Incentive Plan (the "Plan") authorizes the issuance of up to 75,000 shares of the Company's common stock, including the granting of non-qualified stock options, restricted stock and stock appreciation rights.

    Statement of Financial Accounting Standards No. 123 which became effective for 1996, requires pro forma disclosures for companies that do not adopt its fair value accounting method for stock- based employee compensation. The Company did not grant any stock options during the three months ended March 31, 1997 or during the entire year, 1996.

    Stock options may be used to reward directors and employees and provide them with an additional equity interest in the Company. Options have been issued for 10 year periods and are fully vested when granted. Information about option grants follow:

                                                  Number of     Weighted-Avg.
                                                   Options      Exercise Price
                                                  ----------    --------------
    Outstanding at
       January 1, 1996                                7,020          $ 41.63
    Exercised during period
       ended March 31, 1996                           1,042            41.63
                                                  ----------    --------------
    Outstanding at
       March 31, 1996                                 5,978          $ 41.63
                                                  ==========

    Outstanding at
       January 1, 1997                                5,178          $ 41.62
    Exercised during period
       ended March 31, 1997                               0                0
                                                  ----------    --------------
    Outstanding at
       March 31, 1997                                 5,178          $ 41.62
                                                  ==========

    At March 31, 1997, options outstanding ranged in exercise price from $41.60 to $42.00 and had a weighted average remaining option life of 4.9 years.

                        NORTHERN STATES FINANCIAL CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    March 31, 1997

                 (Dollar Amounts in thousands, except per share data)
                                     (Unaudited)


    On May 1, 1992, 2,950 restricted stock shares were awarded without payment to the Company. Recipients have all the rights of stockholders except that the shares cannot be disposed of until the restrictions have lapsed. On the date of the grant, the estimated market price of the shares was added to common stock and surplus and an equal amount was deducted from stockholders' equity (unearned portion of the restricted stock awards).

    The Company at its discretion may grant stock appreciation rights under the Plan. A stock appreciation right entitles the holder to receive from the Company an amount equal to the excess, if any, of the aggregate fair market value of the Company's common stock which is the subject of such grant over the market price. As of March 31, 1997 and 1996, 3,904 and 5,060 stock appreciation rights were outstanding that had been awarded at $41.60. The Company's expense was $20 and $15 for the three months ended March 31, 1997 and 1996. The stock appreciation rights will expire on April 30, 2002.

                        NORTHERN STATES FINANCIAL CORPORATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS


     The following discussion focuses on the consolidated financial condition of the Northern States Financial Corporation at March 31, 1997 and the consolidated results of operations for the three month period ending March 31, 1997, compared to the same period in 1996. The purpose of this discussion is to provide a better understanding of the consolidated financial statements and the operations of the Company and its subsidiaries, the Bank of Waukegan ("The Bank") and First Federal Bank, fsb ("First Federal" or "The Thrift"). This discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto included herein.

    The statements contained in this management's discussion and analysis that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this report that a number of important factors could cause the Company's actual results in 1997 and beyond to differ materially from those expressed in any such forward-looking statements.


FINANCIAL CONDITION

     The consolidated total assets were $424.4 million at March 31, 1997, decreasing $2.1 million or .50% from the the Company's fiscal year-end, December 31, 1996.

     Securities available-for-sale decreased $3.3 million or 2.21% from year-end. Market pressures decreased the fair value of securities available-for-sale by $802,000 from December 31, 1996. The balance of the decrease is primarily attributable to maturities of securities which were used to fund loan growth. Federal funds sold decreased $400 thousand during this same period.

    The loan portfolio for the Company increased $5.5 million or 2.37% from December 31, 1996 as loan demand continued due to a strong local economy even though the prime rate increased to 8.50% on March 26, 1997 from 8.25%. Loans at the Bank of Waukegan increased $5.2 million with commercial loans and real estate mortgages increasing $2.0 million and $4.2 million while construction loans declined $1.0 million. Most of the real estate mortgage portfolio at the Bank consists of commercial related properties. At the Thrift, total loans increased only $291 thousand due to increases in commercial loans and construction loans of $416 thousand and $840 thousand while real estate mortgages declined $990 thousand. At the Thrift most real estate loans are residential mortgages which were affected by the increase in home

                        NORTHERN STATES FINANCIAL CORPORATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS


mortgage rates during the quarter is the reason for the decline in the Thrift's real estate loan portfolio. The increased home mortgage rates during the three months ended March 31, 1997 also affected mortgages originated for sale on the secondary market by First Federal through the Federal Home Loan Mortgage Corporation (FHLMC) and the Federal National Mortgage Association (FNMA) programs which declined to $2.1 million as compared to $7.6 million during the same three month period in 1996.

    During the first quarter of 1997, deposits at the Company declined slightly by $1.1 million to $327.7 million. Noninterest-bearing demand, NOW accounts, and money market accounts decreased $2.0 million, $2.0 million, and $1.7 million while total time deposits increased $4.4 million. Depositors transferred their funds from liquid deposits to certificates of deposit which pay higher yields.

    Securities sold under repurchase agreements and other short- term borrowings at the Company decreased $3.4 million from December 31, 1996 to $33.4 million at March 31, 1997. These funds consist of securities sold under repurchase agreements by the Bank of Waukegan that are offered through an overnight repurchase agreement product and a term product with maturities from 7 days to one year. Repurchase agreements provide a source of funds to the Company that do not increase the reserve requirements with the Federal Reserve Bank or create an expense relating to FDIC insurance and, therefore are less costly to the company. The decrease in repurchase agreement funds was caused by commercial customers who drew down their balances to make capital expenditures which is indicative of the continued growth in the local economy.

    Total stockholders' equity increased $1,079,000 during the first three months of 1997. The increase is a result of net income of $1,582,000 less the adjustment in the valuation allowance for the market value of securities available-for-sale, net of tax of $503,000.

    The tangible equity capital-to-asset ratio at March 31, 1997 was 13.24% and the total capital-to-asset ratio, on a risk adjusted basis, amounted to 21.68% compared to the required levels of 5.00% and 10.00% in order to be considered well capitalized under prompt corrective action regulations. Book value per share was $62.88 at March 31, 1997 compared to $61.66 at December 31, 1996. On March 31, 1997, the Company and its subsidiaries were in compliance with all applicable regulatory capital requirements.

                        NORTHERN STATES FINANCIAL CORPORATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS


NET INCOME

     The consolidated net income was $1,582,000 for the quarter ended March 31, 1997, as compared to net income of $1,224,000 for the same period the previous year, an increase of 29.25%. The annualized return on average assets was 1.50% for the quarter as compared to 1.16% for the previous year.

NET INTEREST INCOME

     Net interest income, the difference between interest income earned on interest-earning assets and interest expense on interest-bearing liabilities, increased $318,000 or 8.35% for the three months ended March 31, 1997, compared to the same three months in 1996. As Table 1, "Analysis of Average Balance and Tax Equivalent Rates for the Three Months Ended March 31, 1997 and 1996" indicates the Company's net yield on interest-earning assets increased to 4.33% for the first quarter of 1997 as compared to 4.08% for the same period last year.

    Yields on interest earning assets remained stable, increasing slightly to 8.01% during the first quarter of 1997 as compared to 7.94% during the first three months of 1996 as indicated in Table 1. Yields on loans decreased slightly to 9.10% from 9.19% during the same period last year although the prime rate was slightly higher at March 31, 1997 at 8.50% as compared to 8.25% at March 31, 1996. This slight decline is attributable to increased competition for loans which has kept loan rates down. Even though the prime rate did increase it did not go up until almost the end of the quarter ending March 31, 1997 and the full impact of the increase will not be apparent until the second quarter of 1997. Management was able to increase the yields earned on the Company's taxable securities to 6.32% during the first three months of 1997 as the Company invested in higher yielding U.S. Govenment agency issues that have call provisions and help to minimize state income taxes.

                        NORTHERN STATES FINANCIAL CORPORATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS


    During the first quarter of 1997 the rates on average interest-bearing liabilities declined to 4.58% from 4.71% as indicated in Table 1, a decrease of 13 basis points. This mainly occurred because of the decline in rates paid to time depositors which decreased to 5.54% from 5.73%, a decline of 19 basis points. This decline in time deposit rates has resulted from our customers purchasing shorter term certificates of deposits which are paid generally lower rates than longer term time deposits. Certificates of deposits with remaining maturities of one year or greater at March 31, 1997 were $6.6 million lower than at March 31, 1996.

    Another factor influencing net interest income is the "interest-bearing liabilities to earning assets ratio" as shown in table 1. The ratio indicates how many cents of each dollar of earning assets are funded by an interest-bearing liability. As table 1 indicates this ratio declined to 80.36% for the three months ended March 31, 1997 from 81.80% for the same period last year. The decline in this ratio has a positive impact on interest income.

PROVISION FOR LOAN LOSSES

    The provision for loan losses was $180,000 during the quarter ended March 31, 1997 which is half of the provision $360,000 put through during the same period the previous year. Management and the Board of Directors' Credit Committee lowered the provision after careful review of the adequacy of the loan loss allowance and the levels of non-performing loans and impaired loans. At March 31, 1997 non-performing loans were $1,480,000 or $5,944,000 less than at March 31, 1996. Average impaired loans for the first quarter of 1997 were $1,056,000 declining $3,378,000 from $4,434,000 during the same period last year.

    The allowance for loan losses on March 31, 1997, was $5,014,000 or 2.10% of total loans. The adequacy of the loan loss allowance is analyzed by both management and the Board of Directors' Credit Committee at least quarterly. Loans with potential loss exposure, impaired loans, loans that are no longer accruing interest, and historical net loan loss percentages are reviewed in the analysis of the loan loss allowance adequacy. Based upon management and the Board Committee's analysis, the allowance for loan losses and the provision for loan losses at March 31, 1997, is adequate to cover future possible loan losses.

                      NORTHERN STATES FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                                     TABLE 1

                      NORTHERN STATES FINANCIAL CORPORATION
              ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES
               For the Three Months Ended March 31, 1997 and 1996
                                    ($ 000s)



                                         1997
                              ---------------------------
                               Average
                               Balance   Interest  Rate
                              ---------------------------
Assets
   Loans (1)(2)(3)            $233,496   $5,313     9.10%
   Taxable securities          123,703    1,968     6.32%
   Securities exempt from
    federal income taxes (2)    22,007      449     8.39%
   Interest bearing deposits
    in banks                       670        8     4.78%
   Federal funds sold           17,613      229     5.20%
                              --------   -------
    Interest earning assets    397,489    7,967     8.01%
                                         -------
   Noninterest earning assets   23,275
                              --------
    Average assets            $420,764
                              ========

Liabilities and stockholders'
 equity
   NOW deposits                $37,179     $270     2.90%
   Money market deposits        43,371      427     3.94%
   Savings deposits             44,234      325     2.94%
   Time deposits               161,128    2,232     5.54%
   Other borrowings             33,524      404     4.82%
                              --------   -------
      Interest bearing
       liabilities             319,436    3,658     4.58%
                                         -------
   Demand deposits              39,371
   Other noninterest bear-
    ing liabilities              6,585
   Stockholders' equity         55,372
                              --------
    Average liabilities and
     stockholders' equity     $420,764
                              ========
    Net interest income                  $4,309
                                         =======
    Net yield on interest
     earning assets                                 4.33%
                                                  =======
    Interest-bearing lia-
     bilities to earning
     assets ratio                                  80.36%
                                                  =======



                                            1996
                                 ----------------------------
                                  Average
                                  Balance  Interest     Rate
                                 ----------------------------
Assets
   Loans (1)(2)(3)               $229,787   $5,281      9.19%
   Taxable securities             133,724    2,000      6.00%
   Securities exempt from
    federal income taxes (2)       20,003      401      8.32%
   Interest bearing deposits
    in banks                          447        7      6.26%
   Federal funds sold              12,876      171      5.31%
                                 --------   -------
    Interest earning assets       396,837    7,860      7.94%
                                            -------
   Noninterest earning assets      25,139
                                 --------
    Average assets               $421,976
                                 ========

Liabilities and stockholders'
 equity
   NOW deposits                   $41,010     $310      3.02%
   Money market deposits           42,705      448      4.20%
   Savings deposits                46,916      349      2.98%
   Time deposits                  157,051    2,250      5.73%
   Other borrowings                36,920      466      5.05%
                                 --------   -------
      Interest bearing
       liabilities                324,602    3,823      4.71%
                                            -------
   Demand deposits                 38,959
   Other noninterest bear-
    ing liabilities                 6,782
   Stockholders' equity            51,633
                                 --------
    Average liabilities and
     stockholders' equity        $421,976
                                 ========
    Net interest income                     $4,037
                                            =======
    Net yield on interest
     earning assets                                     4.08%
                                                      =======
    Interest-bearing lia-
     bilities to earning
     assets ratio                                      81.80%
                                                      =======


     (1) - Interest income on loans includes loan origination fees of $ 88 and $ 93 for the three months ended March 31, 1997 and March 31, 1996.

     (2) - Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34% rate.

     (3) - Non-accrual loans are included in average loans.

                        NORTHERN STATES FINANCIAL CORPORATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS



NONINTEREST INCOME

    Total noninterest income for the three months ended March 31, 1997, was $748,000 as compared to $630,000 for the three months ended March 31, 1996, an increase of $118,000.

    Service fees on deposits for the Company remained unchanged at $334,000 as compared to the same quarter last year.

    Trust income was $31,000 higher during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 as trust business was expanded.

    Other income from gains on sales of loans at First Federal decreased
$20,000 during the three months ended March 31, 1997 compared to the previous year as a consequence of declining loan sales by the Thrift. Proceeds from loan sales on the secondary market by the Thrift decreased to $1.9 million during the first quarter of 1997 compared to $3.0 million during the same three month period last year as mortgage demand declined as home mortgage rates increased.

    Miscellaneous other operating income increased $112,000. The majority of this increase is the result of a one-time gain of $134,000 that the Bank of Waukegan took on the sale of a property held in the Bank's portfolio of other real estate owned.


NONINTEREST EXPENSES

    Total noninterest expenses declined slightly by $10,000 to $2,409,000 for the three months ended March 31, 1997. Compared to its holding company peers, the Company's ability to control overhead expenses is one of its operating strengths.

    Salaries and employee benefits decreased $87,000 during the first quarter of 1997. This decrease is a result of reductions to staff. At March 31, 1997 the number of full time equivalent employees for the Company was 126 as compared to 143 at March 31, 1996. It should be noted that no layoffs of staff occurred, but as employees left or retired their responsibilities are closely examined by management and delegated to others if possible.

                        NORTHERN STATES FINANCIAL CORPORATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS


    Occupancy expenses increased $30,000 during the period as compared to the same quarter of 1996. This decrease in occupancy expenses is due in part to increased building maintenance expenses of $15,000 relating to expenses incurred for work being done to remove an underground fuel storage tank located at one of the branch offices of the Bank. This removal project should be completed during the second quarter of 1997. Utility expenses increased $20,000 during the first quarter of 1997 due to the harsh winter.

    Data processing expenses for the Company increased slightly by $8,000 to $140,000 during the first quarter of 1997 as compared to the same period last year and reflects contractual data processing service bureau price increases.

    FDIC deposit insurance decreased $32,0000 during the three months ended March 31, 1997 as compared to the same three months of 1996 as the Thrift had decreased FDIC insurance expense of $38,000. During the third quarter of 1996 the Thrift booked a one-time $603,000 FDIC expense due to legislation requiring recapitalization of the FDIC Savings Association Insurance Fund (SAIF). During the first quarter of 1997 the Thrift's FDIC insurance assessment dropped as a consequence of the FDIC SAIF being fully funded.

    Other real estate owned expenses increased $20,000 for the quarter due to increased expenses relating to the selling of the properties in the Company's other real estate owned portfolio.

    Miscellaneous other operating expenses increased $51,000 to $524,000 compared to $473,000 during the same period last year. Expenses relating to the charging off of overdrawn checking accounts increased $18,000 during the first quarter of 1997. Business development expenses increased $16,000 as compared to last year as advertising expenses for retail deposits with emphasis on time deposits were incurred. Postage expenses increased $11,000 during the first quarter of 1997 due to increased mailings of year end 1098 and 1099 notices.
The amortization of mortgage servicing rights during the first quarter of 1997 was $7,000 greater than last year as the impact of the Statement of Financial Accounting Standards (SFAS) No. 122, "Accounting for Mortgage Servicing Rights" took effect. This statement was adopted January 1, 1996 and the value allocated to mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income.

                        NORTHERN STATES FINANCIAL CORPORATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS


FEDERAL AND STATE INCOME TAXES

    For the three months ended March 31, 1997 and 1996, the Company's provision for federal state income taxes were $702,000 and $434,000. The increased taxes during 1997 correspond to increased levels of income.



ACCOUNTING CHANGES AND RECENT PRONOUNCEMENTS


SFAS No. 125

    Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" revises the accounting for transfers of financial assets, such as loans and securities, and for distinguishing between sales and secured borrowings. Portions of this statement have become effective for some transactions in 1997 while other transactions for this statement will be effective in 1998. The effect of this statement on the March 31, 1997 financial statements was not material.


SFAS No. 128

    Statement of Financial Accounting Standards No. 128, "Earnings Per Share" became effective on March 3, 1997. Statement 128 simplifies the calculation of earnings per share by replacing primary Earnings Per Share with basic Earnings Per Share. The effect of this statement on the March 31, 1997 financial statements was not material.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, on this 2nd day of May, 1997.



NORTHERN STATES FINANCIAL CORPORATION
            (Registrant)




Date:       May 2, 1997           By: /s/  Fred Abdula
    ------------------------        ------------------------
                                       Fred Abdula
                                       Chairman of the Board of
                                       Directors and President




Date:       May 2, 1997           By: /s/  Thomas M. Nemeth
    ------------------------        -------------------------
                                       Thomas M. Nemeth
                                       Assistant Vice President