Form 10-Q
period 1997-06-30
NORTHERN STATES FINANCIAL CORP /DE/
filed 1997-08-11
CIK 744485

=============================================================================
                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.   20549
                           -------------------------------

                                      FORM 10-Q

   [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ending June 30, 1997

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

                     YES:   XXX           NO:
                         ---------           --------

                   889,273 shares of common stock were outstanding
                              as of June 30, 1997.
=============================================================================

                NORTHERN STATES FINANCIAL CORPORATION AND SUBSIDIARIES

                                      FORM 10-Q

                                    JUNE 30, 1997

                                        INDEX



PART I.    FINANCIAL INFORMATION

  Item 1.   Financial Statements

    Condensed consolidated balance sheets at June 30,
    1997, December 31, 1996, and June 30, 1996................2


    Condensed consolidated statements of income for the three
    and six months ended June 30, 1997 and 1996...............3


    Condensed consolidated statements of cash flows
    for the six months ended June 30, 1997 and 1996...........4


    Notes to condensed consolidated financial
    statements...........................................5 - 15


   Item 2.  Management's discussion and analysis of
            financial condition and results of
            operations..................................16 - 25




PART II.   OTHER INFORMATION


     Signatures..............................................26

NORTHERN STATES FINANCIAL CORPORATION
-------------------------------------
CONSOLIDATED BALANCE SHEETS
-------------------------------------
June 30, 1997, December 31, 1996,
and June 30, 1996
(In thousands of dollars, except per share data)


                                                                           June 30,   December 31,   June 30,
      Assets                                                                 1997         1996         1996
                                                                           --------     --------     --------
Cash and due from banks..............................................       $15,816      $15,247      $17,419
Interest-bearing deposits in financial institutions..................           240        1,235           93
Federal funds sold...................................................        13,900       15,500       11,300
                                                                           --------     --------     --------
   Total cash and cash equivalents...................................        29,956       31,982       28,812
Interest-bearing deposits in financial institutions -
    maturities over 90 days..........................................           100          100          100
Securities available-for-sale........................................       146,195      149,750      143,816
Loans................................................................       240,845      232,653      230,034
Less: Allowance for loan losses......................................         5,389        4,839        4,497
                                                                           --------     --------     --------
   Loans, net........................................................       235,456      227,814      225,537
Direct lease financing...............................................           959          999          605
Office buildings and equipment, net..................................         6,120        6,250        6,398
Other real estate owned, net of allowance for losses
   of $535, $532 and $521............................................         2,672        2,846        3,322
Accrued interest receivable..........................................         4,037        3,955        4,723
Other assets.........................................................         2,495        2,868        4,042
                                                                           --------     --------     --------
   Total assets......................................................      $427,990     $426,564     $417,355
                                                                           --------     --------     --------
                                                                           --------     --------     --------
      Liabilities and Stockholders' Equity

Liabilities

Deposits
   Demand - noninterest-bearing......................................       $38,218      $43,223      $39,150
   NOW accounts......................................................        36,378       38,159       36,866
   Money market accounts.............................................        44,877       44,426       46,769
   Savings...........................................................        45,285       44,843       47,608
   Time, $100,000 and over...........................................        76,330       69,052       66,983
   Time, under $100,000..............................................        92,220       89,092       89,334
                                                                           --------     --------     --------
      Total deposits.................................................       333,308      328,795      326,710
                                                                           --------     --------     --------

Securities sold under repurchase agreements
   and other short-term borrowings...................................        31,389       36,758       34,176
Advances from borrowers for taxes and insurance......................           911        1,021        1,018
Accrued interest payable and other liabilities.......................         5,307        5,155        4,505
                                                                           --------     --------     --------
      Total liabilities..............................................       370,915      371,729      366,409
                                                                           --------     --------     --------
Stockholders' Equity

Common stock - $2 par value: 1,750,000 shares authorized;
   889,273, 889,273, and 888,973 shares issued and outstanding.......         1,779        1,779        1,778
Additional paid-in capital...........................................        11,216       11,216       11,184
Retained earnings....................................................        44,038       41,849       39,385
Unrealized gain (loss) on securities available-for-sale, net.........            42           (9)      (1,401)
                                                                           --------     --------     --------
   Total stockholders' equity........................................        57,075       54, 835      50,946
                                                                           --------     --------     --------
   Total liabilities and stockholders' equity........................      $427,990      $426,564    $417,355
                                                                           --------     --------     --------
                                                                           --------     --------     --------

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                         2

NORTHERN STATES FINANCIAL CORPORATION
--------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------
Three months and six months
ended June 30, 1997 and 1996
(In thousands of dollars, except per share data)


                                               Three months ended   Six months ended
                                               June 30,  June 30,   June 30,   June 30,
                                                 1997      1996       1997       1996
                                               --------  --------   --------   --------
Interest income
   Loans (including fee income)................  $5,552    $5,629    $10,834    $10,816
   Securities
      Taxable..................................   2,027     1,926      3,995      3,926
      Exempt from federal income tax...........     290       276        586        541
   Interest-bearing deposits in financial
      institutions.............................       8         7         16         14
   Federal funds sold..........................     126        99        355        270
                                               --------  --------   --------   --------
      Total interest income....................   8,003     7,937     15,786     15,567
                                               --------  --------   --------   --------
Interest expense
   Time deposits...............................   2,284     2,141      4,516      4,391
   Other deposits..............................   1,010     1,081      2,032      2,188
   Other borrowings............................     414       415        818        881
                                               --------  --------   --------   --------
      Total interest expense...................   3,708     3,637      7,366      7,460
                                               --------  --------   --------   --------
Net interest income............................   4,295     4,300      8,420      8,107
Provision for loan losses......................     180       360        360        720
                                               --------  --------   --------   --------
Net interest income after provision for
   loan losses.................................   4,115     3,940      8,060      7,387
                                               --------  --------   --------   --------
Other income
   Service fees on deposits....................     309       314        643        648
   Trust income................................     154       132        298        245
   Net security gains..........................       0         0          0          5
   Net gains on sales of loans.................      25        17         60         72
   Other operating income......................     140       160        375        283
                                               --------  --------   --------   --------
      Total other income.......................     628       623      1,376      1,253
                                               --------  --------   --------   --------
Other expenses
   Salaries and employee benefits..............   1,344     1,451      2,666      2,860
   Occupancy and equipment expenses, net.......     337       367        670        670
   Data processing expense.....................     125       140        265        272
   FDIC deposit insurance expense..............      22        54         44        108
   Other real estate owned expenses............      58        64        126        112
   Other operating expenses....................     492       555      1,016      1,028
                                               --------  --------   --------   --------
      Total other expenses.....................   2,378     2,631      4,787      5,050
                                               --------  --------   --------   --------
Income before income taxes.....................   2,365     1,932      4,649      3,590
Provision for income taxes.....................     735       543      1,437        977
                                               --------  --------   --------   --------
Net income.....................................  $1,630    $1,389     $3,212     $2,613
                                               --------  --------   --------   --------
                                               --------  --------   --------   --------

Earnings per common share......................   $1.83     $1.56      $3.61      $2.94
                                               --------  --------   --------   --------
                                               --------  --------   --------   --------

Weighted average common shares outstanding..... 889,273   888,806    889,273    888,553
                                               --------  --------   --------   --------
                                               --------  --------   --------   --------

The accompanying notes are an integral part of these condensed consolidated financial statements.
                                       3

NORTHERN STATES FINANCIAL CORPORATION
-----------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------
Six months ended June 30, 1997 and 1996
(In thousands of dollars)

                                                                    Six months ended
                                                                   June 30,   June 30,
                                                                     1997       1996
                                                                   --------   --------
Cash flows from operating activities
   Net income.....................................................   $3,212     $2,613
   Adjustments to reconcile net income to cash from
    operating activities:
      Depreciation................................................      269        291
      Provision for loan losses...................................      360        720
      Provision for losses on other real estate owned.............        3         11
      Deferred loan fees..........................................      (55)       (89)
      Net gains on sales of securities............................        0         (5)
      Proceeds from sales of loans................................    4,586      6,075
      Loans originated for sale...................................   (4,680)    (5,646)
      Net gains on sales of loans.................................      (47)       (72)
      Net gains on sales of other real estate owned...............     (142)         0
      Net change in interest receivable...........................      (82)      (357)
      Net change in interest payable..............................       89         34
      Net change in other assets..................................      323        796
      Net change in other liabilities.............................       63        (52)
                                                                   --------   --------
         Net cash from operating activities.......................    3,899      4,319
                                                                   --------   --------
Cash flows from investing activities
      Proceeds from sales of securities available-for-sale........        0      2,675
      Proceeds from maturities of securities available-for-sale...   21,082     58,238
      Purchases of securities available-for-sale..................  (17,426)   (52,636)
      Change in loans made to customers...........................   (7,972)    (6,844)
      Property and equipment expenditures.........................     (139)      (102)
      Net change in direct lease financing........................       40         17
      Proceeds from sales of other real estate owned..............      479        162
                                                                   --------   --------
         Net cash from investing activities.......................   (3,936)     1,510
                                                                   --------   --------
Cash flows from financing activities
      Net change in:
        Deposits..................................................    4,513       (845)
        Securities sold under repurchase agreements
          and other short-term borrowings.........................   (5,369)    (9,102)
        Advances from borrowers for taxes and insurance...........     (110)      (263)
      Net proceeds from exercise of stock options.................        0         64
      Dividends paid..............................................   (1,023)      (845)
                                                                   --------   --------
Net cash from financing activities................................   (1,989)   (10,991)
                                                                   --------   --------
Net change in cash and cash equivalents...........................   (2,026)    (5,162)
Cash and cash equivalents at beginning of period..................   31,982     33,974
                                                                   --------   --------
Cash and cash equivalents at end of period........................  $29,956    $28,812
                                                                   --------   --------
                                                                   --------   --------
Supplemental disclosures
      Cash paid during the period for
         Interest.................................................   $7,277     $7,426
         Income taxes.............................................    1,665      1,075
      Noncash investing activities
         Transfers made from loans to other real estate owned.....      166      1,184


The accompanying notes are an integral part of these condensed consolidated financial statements.
                                       4

                        NORTHERN STATES FINANCIAL CORPORATION

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    June 30, 1997

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

    The condensed consolidated statements of income are for the three and six months ended June 30, 1997 and 1996. The condensed consolidated statements of cash flows are for the six months ended June 30, 1997 and 1996. The condensed consolidated balance sheets are as of June 30, 1997, December 31, 1996 and June 30, 1996.

    The interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes (or "notes thereto") of the Company for the years ended December 31, 1996, 1995, and 1994.

    The results of operations for the six-month period ended June 30, 1997, are not necessarily indicative of the results to be expected for the full year.

    Earnings per Share - Earnings per share are computed by dividing net income by the weighted-average shares during the period. The effect of stock options was not material to earnings per share for any periods presented.

                         NORTHERN STATES FINANCIAL CORPORATION

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    June 30, 1997

                 (Dollar Amounts in thousands, except per share data)
                                     (Unaudited)




Note 2 - SECURITIES

     The amortized cost, gross unrealized gains and losses, and fair values of securities available-for-sale as of June 30, 1997, December 31, 1996, and June 30, 1996 are as follows:

                           ---------------  June 30, 1997  ---------------
                                           Gross Unrealized
Securities                  Amortized    -------------------       Fair
available-for-sale            Cost        Gains      Losses        Value
-------------------        -----------   --------   ---------  ------------
 U.S. Treasury              $ 11,070    $    15    $    (4)      $ 11,081
 U.S. Government
   agencies and
   corporations               94,359         30       (643)        93,746
 States and political
   subdivisions               23,907        583        (43)        24,447
 Mortgage-backed
   securities and
   collateralized
   mortgage obligations       14,722        151       (116)        14,757
Equity securities              2,069        181        (86)         2,164
                            --------    -------    --------      --------
   Total                    $146,127     $  960    $  (892)      $146,195
                            --------    -------    --------      --------
                            --------    -------    --------      --------

                        NORTHERN STATES FINANCIAL CORPORATION

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    June 30, 1997

                 (Dollar Amounts in thousands, except per share data)
                                     (Unaudited)




                           -------------  December 31, 1996  -------------
                                           Gross Unrealized
Securities                  Amortized    --------------------      Fair
available-for-sale            Cost        Gains      Losses        Value
-------------------        -----------   --------   ---------  ------------


 U.S. Treasury              $ 16,098    $    25     $    (9)      $ 16,114
 U.S. Government
   agencies and
   corporations               90,359         32        (787)       89,604
 States and political
   subdivisions               24,827        699         (44)       25,482
 Mortgage-backed
   securities and
   collateralized
   mortgage obligations       16,408        131        (109)       16,430
Equity securities              2,091        128         (99)        2,120
                            --------    -------    --------      --------
   Total                    $149,783    $ 1,015     $(1,048)     $149,750
                            --------    -------    --------      --------
                            --------    -------    --------      --------


                           ---------------   June 30, 1996  ---------------
                                           Gross Unrealized
Securities                  Amortized    --------------------      Fair
available-for-sale            Cost        Gains      Losses        Value
-------------------        -----------   --------   ---------  ------------
 U.S. Treasury              $ 24,410    $    26     $   (41)     $ 24,395
 U.S. Government
   agencies and
   corporations               75,840          2      (2,212)       73,630
 States and political
   subdivisions               26,583        389        (167)       26,805
 Mortgage-backed
   securities and
   collateralized
   mortgage obligations       18,103         77        (337)       17,843
Equity securities              1,157        102        (116)        1,143
                            --------    -------    --------      --------
   Total                    $146,093     $  596     $(2,873)     $143,816
                            --------    -------    --------      --------
                            --------    -------    --------      --------

                        NORTHERN STATES FINANCIAL CORPORATION

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    June 30, 1997

                 (Dollar Amounts in thousands, except per share data)
                                    (Unaudited)



     Contractual maturity of debt securities at June 30 1997 were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

                                          Amortized        Fair
Securities available-for-sale                Cost          Value
-------------------------------------    -----------    -----------
Due in one year or less                   $ 17,021       $ 17,024
Due after one year through five years      101,830        101,528
Due after five years through ten years      10,485         10,722
                                         -----------    -----------
                                           129,336        129,274

Mortgage-backed securities                  14,722         14,757
Equity securities                            2,069          2,164
                                         -----------    -----------
     Total                                $146,127       $146,195
                                         -----------    -----------
                                         -----------    -----------

     Mortgage-backed securities are comprised of investments in pools of residential mortgages. The mortgage pools are issued and guaranteed by the Federal Home Loan Mortgage Corporation (FHLMC), the Federal National Mortgage Association (FNMA), and the Goverment National Mortgage Association (GNMA).

     As of June 30, 1997, the Company held structured notes with an amortized cost of $3,100 and fair value of $3,083. These securities are issued by the Federal Home Loan Bank (FHLB). The structured notes are comprised primarily of securities that have coupon interest rates which "step up" periodically during the term to maturity.

     There were no sales of securities during the three months ended or six months ended June 30, 1997.

     There were no sales of securities during the three months ended June 30, 1996. There were two sales of equity securities during the six months ended June 30, 1996 which resulted in proceeds of $2,675 and a gain of $5.

     Securities carried at fair values of $96,822 and $90,503 at June 30, 1997 and 1996 were pledged to secure public deposits, repurchase agreements and for other purposes as required or permitted by law.

                        NORTHERN STATES FINANCIAL CORPORATION

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    June 30, 1997

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

     Loans consisted of the following at June 30, 1997, December 31, 1996, and June 30, 1996:

                                   June 30,  December 31,   June 30,
                                     1997         1996         1996
                               ------------ ------------ ------------
Commercial                         $ 54,426     $ 50,762     $ 51,943
Real estate - construction           26,795       26,905       27,710
Real estate - mortgage              151,309      146,552      141,200
Installment                           8,962        9,203       10,116
                               ------------ ------------ ------------
   Total loans                      241,492      233,422      230,969
Unearned income                        (173)        (240)        (324)
Deferred loan fees                     (474)        (529)        (611)
                               ------------ ------------ ------------
   Loans, net of unearned
    income and deferred
    loan fees                       240,845      232,653      230,034
Allowance for loan losses            (5,389)      (4,839)      (4,497)
                                ------------ ------------ ------------
   Loans, net                      $235,456     $227,814     $225,537
                                ------------ ------------ ------------
                                ------------ ------------ ------------

     Loans held for sale on June 30, 1997, December 31, 1996 and June 30, 1996 were approximately $1,034, $893 and $2,104, and are classified as real estate mortgage loans.

     Non-performing loans, which include loans contractually past due ninety days or more, loans accounted for on a nonaccrual basis, and loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower, amounted to $1,528 at June 30, 1997, $1,166 at December 31, 1996, and $3,455 at June 30, 1996.

                        NORTHERN STATES FINANCIAL CORPORATION

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    June 30, 1997

                 (Dollar Amounts in thousands, except per share data)
                                     (Unaudited)



    Impaired loans were as follows for June 30, 1997, December 31, 1996 and June 30, 1996:

                                   June 30,     December 31,     June 30,
                                     1997           1996           1996
                                ------------   ------------   ------------
Loans with no allowance
   for losses allocated             $      0       $      0       $      0
Loans with allowance
   for losses allocated                  739            828          2,560
Amount of the allowance
   allocated                             100            146            368


    Average balance information and income recognized on impaired loans were as follows for the three and six months ended June 30, 1997 and June 30, 1996:

                                  Three months ended      Six months ended
                                  ------------------     -----------------
                                 June 30,   June 30,    June 30,   June 30,
                                   1997       1996        1997       1996
                                 --------   --------    --------   --------
Average of impaired
   loans during the period       $   778     $ 3,104     $   902    $ 3,770
Interest income recognized
   during the period                  13          83          16         93
Cash-basis income recognized
   during the period                  13          83          16         93


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

                        NORTHERN STATES FINANCIAL CORPORATION

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    June 30, 1997

                 (Dollar Amounts in thousands, except per share data)
                                     (Unaudited)


     At June 30, 1997, December 31, 1996, and June 30, 1996, the contract amount of the Company's off-balance sheet commitments was as follows:

                                June 30,   December 31,   June 30,
                                  1997         1996         1996
                             ----------- ------------- ------------
Unused lines of credit
and commitments to
make loans:
      Fixed rate                  $17,795      $17,696      $15,793
      Variable rate                53,022       57,979       48,683
                             ------------ ------------ ------------
         Total                    $70,817      $75,675      $64,476
                             ------------ ------------ ------------
                             ------------ ------------ ------------

Standby letters of credit         $ 6,237      $ 6,250      $ 4,333
                             ------------ ------------ ------------
                             ------------ ------------ ------------


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

                                    June 30, 1997

                 (Dollar Amounts in thousands, except per share data)
                                     (Unaudited)


Note 4 - ALLOWANCES FOR LOAN LOSSES AND
         OTHER REAL ESTATE OWNED LOSSES

     Activity in the allowance for loan losses for the six months ended June 30, 1997, twelve months ended December 31, 1996, and six months ended June 30, 1996, is as follows:

                                    June 30,  December 31,   June 30,
                                      1997        1996         1996
                                   ---------  ------------  ---------
Balance at beginning of year         $4,839      $4,514       $4,514
Provision charged to
   operating expense                    360       1,190          720
Loans charged off                       (79)     (1,141)        (774)
Recoveries on loans
   previously charged off               269         276           37
                                 ------------ ------------ ------------
Balance at end of period             $5,389      $4,839       $4,497
                                 ------------ ------------ ------------
                                 ------------ ------------ ------------



     Activity in the allowance for other real estate owned losses for the six months ended June 30, 1997, twelve months ended December 31, 1996, and six months ended June 30, 1996, is as follows:

                                   June 30,  December 31,   June 30,
                                     1997        1996         1996
                                  ---------  ------------  ---------
Balance at beginning of year        $  532      $  510       $  510
Provision charged to
   operating expense                    11          22           11
Losses on other real
   estate owned                         (8)         -0-          -0-
                                  ---------  ------------  ---------
Balance at end of period            $  535      $  532       $  521
                                  ---------  ------------  ---------
                                  ---------  ------------  ---------

                        NORTHERN STATES FINANCIAL CORPORATION

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    June 30, 1997

                 (Dollar Amounts in thousands, except per share data)
                                     (Unaudited)




Note 5 - PROVISION FOR INCOME TAXES


    The provision for income taxes represents federal and state income tax expense calculated using annualized rates on taxable income generated during the respective periods.

Note 6 - STOCKHOLDERS' EQUITY

    For the six months ended June 30, 1997 total stockholders' equity increased $2,240. The increase is a result of net income of $3,212, plus the change in the valuation allowance from December 31, 1996 for the fair value of securities available-for-sale, net of tax, of $51, less cash dividends paid of $1,023.

    For the six monnths ended June 30, 1996 total stockholders' equity decreased $59. The decrease is a result of net income of $2,613, less the change in the valuation allowance from December 31, 1995 for the fair value of securities available-for-sale, net of tax, of $1,891, plus $64 due to 1,542 stock options being exercised pursuant to the Omnibus Incentive Plan, less the dividend payment of $845.

                        NORTHERN STATES FINANCIAL CORPORATION

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    June 30, 1997

                 (Dollar Amounts in thousands, except per share data)
                                     (Unaudited)




Note 7 - OMNIBUS INCENTIVE PLAN INSTRUMENTS


    The 1992 Omnibus Incentive Plan (the "Plan") authorizes the issuance of up to 75,000 shares of the Company's common stock, including the granting of non-qualified stock options, restricted stock and stock appreciation rights.

    Statement of Financial Accounting Standards No. 123 which became effective for 1996, requires pro forma disclosures for companies that do not adopt its fair value accounting method for stock-based employee compensation. The Company did not grant any stock options during the six months ended June 30, 1997 or during the entire year, 1996.

    Stock options may be used to reward directors and employees and provide them with an additional equity interest in the Company. Options have been issued for 10 year periods and are fully vested when granted. Information about option grants follow:

                                       Number of  Weighted-Avg.
                                        Options   Exercise Price
                                     ------------ --------------
     Outstanding at
       January 1, 1996                    7,020       $ 41.63
     Exercised during period
        ended June 30, 1996               1,542         41.65
                                     ------------ --------------
     Outstanding at
       June 30, 1996                      5,478       $ 41.62
                                     ------------
                                     ------------

     Outstanding at
       January 1, 1997                    5,178       $ 41.62
     Exercised during period
        ended June 30, 1997                   0             0
                                    ------------ --------------
     Outstanding at
       June 30, 1997                      5,178       $ 41.62
                                     ------------
                                     ------------

                        NORTHERN STATES FINANCIAL CORPORATION

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    June 30, 1997

                 (Dollar Amounts in thousands, except per share data)
                                     (Unaudited)



    At June 30, 1997, options outstanding ranged in exercise price from $41.60 to $42.00 and had a weighted average remaining option life of 4.6 years.

    The Company at its discretion may grant stock appreciation rights under the Plan. A stock appreciation right entitles the holder to receive from the Company an amount equal to the excess, if any, of the aggregate fair market value of the Company's common stock which is the subject of such grant over the grant price. During the six months ended June 30, 1997 and 1996, 656 and 2,908 stock appreciations rights were exercised and payment made to the holders. As of June 30, 1997 and 1996, 3,248 and 3,904 stock appreciation rights were outstanding that had been awarded at $41.60. The Company's expense was $(3) and $8 for the three months ended June 30, 1997 and 1996 and $16 and $23 for the six months ended June 30, 1997 and 1996. The stock appreciation rights will expire on April 30, 2002.

              NORTHERN STATES FINANCIAL CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


     The following discussion focuses on the consolidated finan-cial condition of the Northern States Financial Corporation at June 30, 1997 and the consolidated results of operations for the three and six month periods ending June 30, 1997, compared to the same periods in 1996. The purpose of this discussion is to pro-vide a better understanding of the condensed consolidated finan-cial statements and the operations of its subsidiaries, the Bank of Waukegan ("The Bank") and First Federal Bank, fsb ("First Federal" or "The Thrift"). This discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto included herein.


FINANCIAL CONDITION

     The consolidated total assets were $428.0 million at the end of the current period, increasing slightly by $1.4 million from the Company's fiscal year-end, December 31, 1996.

     Securities in total decreased $3.6 million or 2.37% from year-end. The statement of cash flows shows that $3.6 million more in securities matured than were purchased. These matured securities were used to fund loan growth. Federal funds sold decreased $1.6 million from December 31, 1996.

     The loan porfolio for the Company increased $8.2 million or 3.52% from December 31, 1996. Loan growth occurred primarily at the Bank where total loans increased $8.5 million. The Bank experienced growth in commercial loans and real estate mortgage loans of $3.1 million and $5.9 million while real estate con-struction loans and installment loans declined slightly by $.2 and $.3 million. At the Thrift total loans decreased $.3 million which was mainly in real estate mortgages. Due to higher home mortgage rates, loans originated for sale by First Federal for sale on the secondary market through the Federal Home Loan Mort-gage Corporation (FHLMC) and the Federal National Mortgage Asso-ciation (FNMA) programs during the first six months of 1997 were $4.7 million as compared to $5.6 million during the same six month period in 1996. The Company's levels of non-performing loans increased $.3 million to $1.5 million from December 31, 1996 resulting from increased past due mortgage loans at First Federal.

     During the first six months of 1997 deposits at the Company increased $4.5 million. Total time deposits increased $10.4 million while money market and savings increased $.5 million and $.4 million. Noninterest-bearing demand accounts declined $5.0 million and NOW accounts declined $1.8 million.

              NORTHERN STATES FINANCIAL CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


     At the Bank of Waukegan total deposits increased $10.4 million or 4.39%. The Bank experienced increases in money market deposits of $1.9 million, in savings of $.4 million, in time deposits of $100,000 and over of $10.4 million and in time depos-its of under $100,000 of $2.7 million. The Bank had declines of $4.0 million, and $1.0 million in the area of noninterest-bearing demand deposits and NOW account deposits. The decline in check-ing and NOW accounts at the Bank is attributable to decreased commercial deposits as business customers made capital expendi-tures due to the healthy local econmy.

     Deposit totals at First Federal declined $5.8 million or 6.35% from December 31, 1996. Noninterest-bearing demand bal-ances decreased $.9 million, NOW accounts declined $.8 million, money market accounts were $1.4 million lower, and time deposits of all types decreased $2.7 million. These decreases are at-tributable to customers shifting funds to other savings and loan institutions which traditionally have offered higher interest rates and lower account balance requirements. First Federal offers the same rates and terms as the Bank and as a result, some clients have withdrawn their funds to achieve the higher rates at competing savings associations.

     Securities sold under repurchase agreements and other short-term borrowing at the Company decreased $5.4 million from December 31, 1996 to $31.4 million at June 30, 1997. These funds consist of securities sold under repurchase agreements by the Bank of Waukegan that are offered through an overnight repurchase agreement product and a term product with maturities from 7 days to one year. Repurchase agreements provide a source of funds to the Company that do not increase the reserve requirements with the Federal Reserve Bank or create an expense relating to FDIC insurance and, therefore, are less costly to the Company. The decrease in repurchase agreement funds was a result of commercial customers drawing down their balances to make capital expendi-tures which is indicative of the expansion in the local economy.

     Total stockholders' equity increased $2,240,000 during the first six months of 1997. The increase is a result of net income of $3,212,000 plus the adjustment in the valuation allowance for the market value of securities available-for-sale, net of tax, of $51,000, less cash dividends paid of $1023,000.

     The tangible equity capital-to-asset ratio at June 30, 1997 was 13.30% and the total capital-to-asset ratio, on a risk ad-justed basis, amounted to 21.65% compared to the minimum required levels to be well capitalized under prompt corrective action regulations of 5.00% and 10.00%. Book value per share was $64.18

              NORTHERN STATES FINANCIAL CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


at June 30, 1997 compared to $61.66 at December 31, 1996.  On
June 30, 1997, the Company and its subsidiaries were in compli-ance with all applicable regulatory capital requirements.


RESULTS OF OPERATIONS


NET INCOME

     The consolidated net income was $1,630,000 for the quarter ended June 30, 1997, an increase of $241,000 or 17.35%, as com-pared to net income of $1,389,000 for the same period the previ-ous year. The annualized return on average assets was 1.54% for the quarter as compared to 1.33% for the previous year. The net consolidated income for the six months ended June 30, 1997 was $3,212,000, an increase of $599,000 or 22.92% over the first half of 1996. The annualized return on average assets for the first half of 1997 was 1.52% as compared to 1.25% for same period the previous year.


NET INTEREST INCOME

     Net interest income, the difference between interest income earned on average interest-earning assets and interest expense on average interest-bearing liabilities, declined $5,000 for the three months ended June 30, 1997, compared to the same three months in 1996. This decrease in net interest margin can in part be explained by the receipt at the Bank during the second quarter of 1996 of a payment in full on an impaired loan on nonaccrual status with a corresponding recognization of $80,000 in interest and fees. This one-time collection of loan interest is evidenced in Table 1, "Analysis of Average Balance and Tax Equivalent Rates for the Three Months Ended June 30, 1997 and 1996", which shows that the yield on loans for the quarter ended June 30, 1997 was 9.22% compared to 9.61% during 1996.

      Net interest income for the first six months of 1997 in-creased $313,000 or 3.86% compared to the first half of 1996. Table 2, "Analysis of Average Balance and Tax Equivalent Rates for the Six Months Ended June 30, 1997 and 1996", indicates that the Company's net yield on interest earning assets increased to 4.41% for the first six months of 1997 as compared to 4.34% for the same period last year. The primary reason for this increase is that the interest-bearing liabilities to earning assets ratio has declined to 79.87% for the six months ended June 30, 1997 as compared to 81.62% for the same period last year because of the Company's strong capital position. In 1997 it took less interest-bearing liabilities to fund interest earning assets than in 1996 which consequently increased net interest income.

                        NORTHERN STATES FINANCIAL CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS  OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS

                                      TABLE 1


                                                                  NORTHERN STATES FINANCIAL CORPORATION
                                                           ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES
                                                            For the Three Months Ended June 30, 1997 and 1996
                                                                            ($  000s)

                                                           1997                                       1996
                                           ----------------------------------       --------------------------------------
                                           Average                                   Average
                                           Balance       Interest       Rate         Balance       Interest          Rate
                                           --------      -------      -------       ---------      -------         -------
Assets
   Loans (1)(2)(3).....................    $242,576       $5,591        9.22%        $237,791       $5,712          9.61%
   Taxable securities..................     125,873        2,027        6.38%         125,256        1,926          6.09%
   Securities exempt from taxes (2)....      21,415          439        8.33%          20,529          418          8.34%
   Interest bearing deposits in banks..         468            8        6.84%             543            7          5.16%
   Federal funds sold..................       8,731          126        5.77%           7,814           99          5.07%
                                           --------       ------                     --------       ------
    Interest earning assets............     399,063        8,191        8.19%         391,933        8,162          8.31%
                                                          -------                                   ------
   Noninterest earning assets..........      22,093                                    25,829
                                           --------                                  --------
    Average assets.....................    $421,156                                  $417,762
                                           --------                                  --------
                                           --------                                  --------

Liabilities and stockholders' equity
   NOW deposits........................     $37,305         $279        2.99%         $42,108         $322          3.06%
   Money market deposits...............      39,883          396        3.97%          41,317          409          3.96%
   Savings deposits....................      45,332          335        2.96%          47,496          350          2.95%
   Time deposits.......................     161,678        2,284        5.65%         154,135        2,141          5.56%
   Other borrowings....................      32,548          414        5.09%          34,156          415          4.86%
                                           --------       ------                     --------       ------
      Interest bearing liabilities.....     316,746        3,708        4.68%         319,212        3,637          4.56%
                                                          -------                                   ------
   Demand deposits                           40,601                                    40,187
   Other noninterest bearing
     liabilities.......................       7,991                                     7,184
   Stockholders' equity................      55,818                                    51,179
                                           --------                                  --------
    Average liabilities and
     stockholders' equity..............    $421,156                                  $417,762
                                           --------                                  --------
                                           --------                                  --------
    Net interest income................                    $4,483                                   $4,525
                                                          -------                                   ------
                                                          -------                                   ------
    Net yield on interest
     earning assets....................                                 4.48%                                       4.61%
                                                                      -------                                     -------
                                                                      -------                                     -------
    Interest-bearing liabilities to
     earning assets ratio..............                                79.37%                                      81.45%
                                                                      -------                                     -------
                                                                      -------                                     -------

       (1) - Interest income on loans includes loan origination fees of $  115 and $  124 for the three months ended June 30, 1997 and June 30, 1996.

       (2) - Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34% rate.

       (3) - Non-accrual loans are included in average loans.


                        NORTHERN STATES FINANCIAL CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS  OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS

                                      TABLE 2


                                                                  NORTHERN STATES FINANCIAL CORPORATION
                                                           ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES
                                                            For the Six Months Ended June 30, 1997 and 1996
                                                                            ($  000s)

                                                           1997                                       1996
                                           ----------------------------------       --------------------------------------
                                           Average                                   Average
                                           Balance       Interest       Rate         Balance       Interest          Rate
                                           --------      -------      -------       ---------      -------         -------
Assets
   Loans (1)(2)(3).....................    $238,036      $10,904        9.16%        $233,789      $10,993          9.40%
   Taxable securities..................     124,788        3,995        6.35%         129,490        3,926          6.04%
   Securities exempt from federal
    income taxes (2)...................      21,711          888        8.36%          20,266          819          8.33%
   Interest bearing deposits in banks..         569           16        5.62%             495           14          5.66%
   Federal funds sold..................      13,172          355        5.39%          10,345          270          5.22%
                                           --------       ------                     --------       ------
    Interest earning assets............     398,276       16,158        8.10%         394,385       16,022          8.13%
                                                          -------                                   ------
   Noninterest earning assets..........      22,684                                    25,484
                                           --------                                  --------
    Average assets.....................    $420,960                                  $419,869
                                           --------                                  --------
                                           --------                                  --------

Liabilities and stockholders' equity
   NOW deposits........................     $37,242         $549        2.95%         $41,559         $632          3.04%
   Money market deposits...............      41,627          823        3.95%          42,011          857          4.08%
   Savings deposits....................      44,783          660        2.95%          47,206          699          2.96%
   Time deposits.......................     161,403        4,516        5.60%         155,593        4,391          5.64%
   Other borrowings....................      33,036          818        4.95%          35,538          881          4.96%
                                           --------       ------                     --------       ------
      Interest bearing liabilities.....     318,091        7,366        4.63%         321,907        7,460          4.63%
                                                          -------                                   ------
   Demand deposits                           39,986                                    39,573
   Other noninterest bearing
     liabilities.......................       7,288                                     6,983
   Stockholders' equity................      55,595                                    51,406
                                           --------                                  --------
    Average liabilities and
     stockholders' equity..............    $420,960                                  $419,869
                                           --------                                  --------
                                           --------                                  --------
    Net interest income................                    $8,792                                   $8,562
                                                          -------                                   ------
                                                          -------                                   ------
    Net yield on interest
     earning assets....................                                 4.41%                                       4.34%
                                                                      -------                                     -------
                                                                      -------                                     -------
    Interest-bearing liabilities to
     earning assets ratio..............                                79.87%                                      81.62%
                                                                      -------                                     -------
                                                                      -------                                     -------

       (1) - Interest income on loans includes loan origination fees of $  203 and $  217 for the six months ended June 30, 1997 and June 30, 1996.

       (2) - Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34% rate.

       (3) - Non-accrual loans are included in average loans.


              NORTHERN STATES FINANCIAL CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


PROVISION FOR LOAN LOSSES

     The provision for loan losses was $180,000 during the quar-ter ended June 30, 1997 compared to $360,000 for the same period the previous year. For the first six months of 1997 the provi-sion for loan losses was $360,000 which was half of the the provision of $720,000 for the same period of 1996. Management with the concurrance of the Board of Directors lowered the provi-sion for loan losses after careful review of the adequacy of the loan loss allowance and the levels of non-performing loans and impaired loans. At June 30, 1997 non-performing loans were $1,528,000 or .35% of total assets, a decrease of $1,927,000 from $3,455,000 at June 30, 1996. Impaired loans averaged $902,000 for the six months ended June 30, 1997 as compared to $3,770,000 for the same period last year.

     The allowance for loan losses on June 30, 1997, was $5,389,000 or 2.23% of total loans. The allowance for loan losses as of June 30, 1997 was 3.5 times the level of nonperforming assets. During the first six months of 1997 the Bank had recover-ies of previously charged off loans totalling $269,000 and charged off $73,000 to the allowance for loan losses. The recov-eries at the Bank consisted primarily of two credits that were charged off real estate loans on which $159,000 was collected. The Thrift experienced charge offs of $6,000 during the six months ended June 30, 1997 and no recoveries. The adequacy of the allowance is analyzed by both management and the Board of Directors at each subsidiary at least quarterly. Loans judged to be impaired, loans with potential loss exposure, loans that are no longer accruing interest, and historical net loan loss per-centages are reviewed in the analysis of the loan loss allowance adequacy. Based upon management and the Board of Directors' analysis, the allowance for loan losses and the monthly provision at June 30, 1997, is adequate to cover future possible loan losses.


NONINTEREST INCOME

     Noninterest income for the three months ended June 30, 1997, was $628,000 as compared to $623,000 for the three months ended
June 30, 1996, an increase of $5,000.  Service fees on deposits

              NORTHERN STATES FINANCIAL CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


for the Company decreased $5,000 as compared to the same quarter last year because of a slowdown in overdraft volume. Trust income increased $22,000 during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996 due to increased trust business. Other income from gain on sales of loans in-creased $8,000 during the second quarter of 1997. Miscellaneous other operating income declined $20,000 due to decreased other loan fee income during the quarter.

     For the first half of 1997 noninterest income was $1,376,000 as compared to $1,253,000 for the same period in 1996, a increase of 9.82%. Service fee income on deposits was $5,000 less during the first six months of 1997 because of decreased overdraft fee income as compared to the same period last year. Trust income for the six months ended June 30, 1997 increased by $53,000 as result of increased fiduciary activities. Gains on sales of loans were $12,000 less during the six months ended June 30, 1997 than during the same period last year as there was a lower volume of loan sales during 1997. Other operating income increased $92,000 during the first half of 1997 as the result of one-time gains on sales of other real estate owned of $142,000.


NONINTEREST EXPENSES

     Noninterest expenses decreased $253,000 or 9.62% to $2,378,000 for the three months ended June 30, 1997. There was a decrease in salaries and employee benefits expenses of $107,000 for the second quarter of 1997 compared to the same period of 1996. As employees left or retired their responsibilities were closely examined by management and delegated to others if possi-ble.

     Occupancy expenses for the second quarter of 1997 decreased
$30,000 over last year. During the second quarter of 1996 the Bank had necessary repairs and maintenance expenditures that were not repeated in 1997.

     Data processing expenses declined $15,000 during the three months ended June 30, 1997 as compared to the same period of 1996. This decrease is the result of new processing agreements for the automated teller machines and resulting economies.

      FDIC deposit insurance decreased $32,000 during the three months ended June 30, 1997 as compared to the same period of 1996 as the Thrift's FDIC insurance expense declined due to the FDIC Savings Association Insurance Fund (SAIF) being fully funded as a result of the one-time assessment which occurred during the third quarter of 1996.

              NORTHERN STATES FINANCIAL CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


     Other real estate owned expenses decreased $6,000 during the quarter compared to last year as the other real estate portfolio decreased to $2,672,000 at June 30, 1997 from $3,322,000 at June
30, 1996.

     Miscellaneous other operating expenses decreased $63,000 compared to the same quarter last year. Professional fees de-creased $28,000 during the second quarter of 1997 as the level of professional fees was lower in 1997 as compared to previous years. Printing expenses declined $18,000 as the loan and cus-tomer service areas continued to be automated so that forms are printed by laser printers when needed reducing the inventory of forms. Business development expenses were $16,000 less during the second quarter of 1997 compared to last year as less adver-tising was done.

     Noninterest expenses were $4,787,000 for the six months ended June 30, 1997, a decrease of $263,000 or 5.21% from the prior year. Salaries and employee benefits were $194,000 lower when compared to the same six months last year. Management con-tinued to examine the duties and responsibilities of employees who left or retired and delegated the related tasks to others whenever possible.

     During the six months ended June 30, 1997 occupancy expenses were unchanged from the first half of 1996 at $670,000.

     Data processing expense was $7,000 lower during the first half of 1997 as compared to the same period last year in part from new contracts pertaining to processing the automated teller machines.

     FDIC deposit insurance decreased $64,000 during the six months ended June 30, 1997 as compared to the same period of 1996 as the Thrift's FDIC insurance expense declined significantly due to the FDIC Savingds Association Insurance Fund (SAIF) being fully funded.

     Other real estate owned expenses increased $14,000 during the six months ended June 30, 1997 as compared to same period last year as the result of expenditures pertaining to the selling of properties in the Company's other real estate owned portfolio which occurred early in 1997.

     Miscellaneous other operating expenses were $12,000 lower compared to the same period last year as the result of reduced professional fees.

              NORTHERN STATES FINANCIAL CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


FEDERAL AND STATE INCOME TAXES

     For the three months ended June 30, 1997 and 1996, the Company's provision for federal and state income taxes was $735,000 and $543,000 which as a percentage of pretax earnings were 31.07% and 28.10%. The increased tax rate is attributed to the increase in 1997 earnings that are not sheltered for federal or state income tax purposes. For the six months ended June 30, 1997 the Company's provision for federal and state taxes was $1,437,000 or $460,000 greater than for the same period last year.


ACCOUNTING CHANGES, RECENT PRONOUNCEMENTS, AND REGULATORY ISSUES


SFAS 125

     Statement of Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" revises the accounting for transfers of financial assets such as loans and securities, and for distinguishing be-tween sales and secured borrowings. Portions of this statement have become effective for some transactions in 1997 while other transactions will be effected by this statement in 1998. The effect on this statement on the June 30, 1997 financial state-ments was not material.


SFAS 128

     Statement of Accounting Standards No. 128, "Earnings Per Share" became effective on March 3, 1997. This statement simpli-fies the calculation of earnings per share by replacing primary Earnings Per Share with basic Earnings Per Share. The effect of this statement on the June 30, 1997 financial statements was not material.


SFAS 130

     The Financial Accounting Standards Board issued Statement of Accounting Standards No. 130, "Reporting Comprehensive Income" which will become effective for fiscal years beginning after December 15, 1997. The statement established standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The statement does not address when transactions are recorded, how

              NORTHERN STATES FINANCIAL CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


they are measured in the financial statements, or whether they should be included in net income or other comprehensive income.
Management has not assessed the effect that this statement will have on its financial statement presentation.


SFAS 131

     The Financial Accounting Standards Board issued Statement of Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" which will become effective for fiscal years beginning after December 15, 1997. The state-ment established standards for the way public companies report information about operating segments in annual financial state-ments and requires that those enterprises report selected finan-cial information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management has not assessed the effect that this statement will have on its financial reprting practices.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to signed on its behalf by the undersigned hereunto duly authorized, on this 7th day of August, 1997.



NORTHERN STATES FINANCIAL CORPORATION
            (Registrant)





Date:    August 7, 1997           By:   /s/  Fred Abdula
     -----------------------         --------------------------
                                       Fred Abdula
                                       Chairman of the Board of
                                       Directors and President






Date:    August 7, 1997           By:   /s/  Thomas M. Nemeth
     -----------------------         --------------------------
                                       Thomas M. Nemeth
                                       Assistant Vice President