Form 10-Q
period 1997-09-30
NORTHERN STATES FINANCIAL CORP /DE/
filed 1997-11-12
CIK 744485

        ================================================================

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549
            _________________________________________________________

                                    FORM 10-Q

           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ending September 30, 1997

                                       OR

          [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _________  to __________

            _________________________________________________________

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
                                 (847) 244-6000
          (Address, including zip code, and telephone number, including area code, of principal executive office)
            _________________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                        YES:  XXX               NO:
                              ---                   ---

                889,273 shares of common stock were outstanding
                            as of September 30, 1997.

             NORTHERN STATES FINANCIAL CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                               SEPTEMBER 30, 1997
                                      INDEX



PART I.     FINANCIAL INFORMATION

   Item 1.    Financial Statements

      Condensed consolidated balance sheets at September 30,
      1997, December 31, 1996, and September 30, 1996........................2

      Condensed consolidated statements of income for the three and nine months ended September 30, 1997 and 1996..........................3

      Condensed consolidated statements of cash flows for
      the nine months ended September 30, 1997 and 1996......................4

      Notes to condensed consolidated financial statements..............5 - 14

   Item 2.   Management's discussion and analysis of financial
             condition and results of operations.......................15 - 23


PART II.   OTHER INFORMATION

Signatures..................................................................24

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 1997, December 31, 1996
    and September 30, 1996
(In thousands of dollars, except per share data)


                                         Sept. 30,    December 31,   Sept. 30,
                                            1997          1996         1996
    Assets                               --------     -----------    ---------

Cash and due from banks . . . . . . . . . $15,037        $15,247       $14,584
Interest-bearing deposits in financial
institutions. . . . . . . . . . . . . . .      36          1,235           241
Federal funds sold  . . . . . . . . . . .  30,300         15,500        21,950
                                         --------       ---------      --------
   Total cash and cash equivalents. . . .  45,373         31,982        36,775
Interest-bearing deposits in financial
   institutions - maturities over
   90 days. . . . . . . . . . . . . . . .     100            100           100
Securities available-for-sale . . . . . . 155,981        149,750       140,619
Loans . . . . . . . . . . . . . . . . . . 243,090        232,653       228,787
Less: Allowance for loan losses . . . . .   5,421          4,839         5,017
                                         --------       ---------      --------
   Loans, net . . . . . . . . . . . . . . 237,669        227,814       223,770
Direct lease financing. . . . . . . . . .   1,132            999           919
Office buildings and equipment, net . . .   6,002          6,250         6,339
Other real estate owned, net of
   allowance for losses
   of $541, $532 and $526 . . . . . . . .   2,560          2,846         3,583
Accrued interest receivable . . . . . . .   4,079          3,955         4,038
Other assets. . . . . . . . . . . . . . .   1,777          2,868         3,563
                                         --------       ---------     --------
   Total assets . . . . . . . . . . . . .$454,673       $426,564      $419,706
                                         ========       =========     ========
      Liabilities and Stockholders' Equity
Liabilities
Deposits
   Demand - noninterest-bearing . . . . .  $38,568        $43,223       $40,343
   NOW accounts . . . . . . . . . . . . .   38,848         38,159        38,796
   Money market accounts. . . . . . . . .   52,527         44,426        50,811
   Savings. . . . . . . . . . . . . . . .   43,546         44,843        46,295
   Time, $100,000 and over. . . . . . . .   86,802         69,052        64,245
   Time, under $100,000 . . . . . . . . .   93,195         89,092        88,917
                                          --------       --------      --------
      Total deposits. . . . . . . . . . .  353,486        328,795       329,407
Securities sold under repurchase
         agreements and other short-term
         borrowings . . . . . . . . . . .   35,690         36,758        31,363
Advances from borrowers for taxes and
         insurance. . . . . . . . . . . .      426          1,021           562
Accrued interest payable and other
         liabilities. . . . . . . . . . .    5,692          5,155         5,404
                                          --------       --------      --------
      Total liabilities . . . . . . . . .  395,294        371,729       366,736
Stockholders' Equity
Common stock - $2 par value:
      1,750,000 shares authorized;
      889,273, 889,273 and 889,273 shares
      issued and outstanding. . . . . . .    1,779          1,779         1,779
Additional paid-in capital. . . . . . . .   11,216         11,216        11,196
Retained earnings . . . . . . . . . . . .   45,809         41,849        40,833
Unrealized gain (loss) on securities
      available-for-sale, net . . . . . .      575             (9)         (838)
                                          --------       --------      --------
   Total stockholders' equity . . . . . .   59,379         54,835        52,970
                                          --------       --------      --------
   Total liabilities and stockholders'
      equity. . . . . . . . . . . . . . . $454,673       $426,564      $419,706
                                          ========       ========      ========
     The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three months and nine months
ended September 30, 1997 and 1996
(In thousands of dollars, except per share data)



                                                                 Three months ended                    Nine months ended
                                                              Sept. 30,       Sept. 30,           Sept. 30,          Sept. 30,
                                                                 1997            1996                1997               1996
                                                              --------        --------            ---------          ---------
Interest income
   Loans (including fee income) . . . . . . . . . . . . . . .   $5,618          $5,750              $16,452            $16,566
   Securities
      Taxable . . . . . . . . . . . . . . . . . . . . . . . .    2,048           1,837                6,043              5,763
      Exempt from federal income tax. . . . . . . . . . . . .      286             328                  872                869

   Interest-bearing deposits in financial institutions. . . .        7               5                   23                 19
   Federal funds sold . . . . . . . . . . . . . . . . . . . .      324             172                  679                442
                                                              --------        --------            ---------          ---------
      Total interest income . . . . . . . . . . . . . . . . .    8,283           8,092               24,069             23,659
                                                              --------        --------            ---------          ---------
Interest expense
      Time deposits . . . . . . . . . . . . . . . . . . . . .    2,453           2,151                6,969              6,542
      Other deposits. . . . . . . . . . . . . . . . . . . . .    1,071           1,063                3,103              3,251
      Other borrowings. . . . . . . . . . . . . . . . . . . .      439             416                1,257              1,297
                                                              --------        --------            ---------          ---------
         Total interest expense . . . . . . . . . . . . . . .    3,963           3,630               11,329             11,090
                                                              --------        --------            ---------          ---------
Net interest income . . . . . . . . . . . . . . . . . . . . .    4,320           4,462               12,740             12,569
Provision for loan losses . . . . . . . . . . . . . . . . . .      120             360                  480              1,080
                                                              --------        --------            ---------          ---------
Net interest income after provision for loan losses . . . . .    4,200           4,102               12,260             11,489
                                                              --------        --------            ---------          ---------
Noninterest income
   Service fees on deposits . . . . . . . . . . . . . . . . .      322             325                  965                973
   Trust income . . . . . . . . . . . . . . . . . . . . . . .      156             137                  454                382
   Net security gains . . . . . . . . . . . . . . . . . . . .        0               0                    0                  5
   Net gains on sales of loans. . . . . . . . . . . . . . . .       58             103                  118                175
   Other operating income . . . . . . . . . . . . . . . . . .      124             383                  499                666
                                                              --------        --------            ---------          ---------
      Total noninterest income. . . . . . . . . . . . . . . .      660             948                2,036              2,201
                                                              --------        --------            ---------          ---------
Noninterest expenses
   Salaries and employee benefits . . . . . . . . . . . . . .    1,385           1,357                4,051              4,217
   Occupancy and equipment expenses, net. . . . . . . . . . .      289             295                  959                965
   Data processing expense. . . . . . . . . . . . . . . . . .      135             134                  400                406
   FDIC deposit insurance expense . . . . . . . . . . . . . .       20             656                   64                764
   Other real estate owned expenses . . . . . . . . . . . . .       19              49                  145                161
   Other operating expenses . . . . . . . . . . . . . . . . .      428             500                1,444              1,528
                                                              --------        --------            ---------          ---------
      Total noninterest expenses. . . . . . . . . . . . . . .    2,276           2,991                7,063              8,041
                                                              --------        --------            ---------          ---------
Income before income taxes. . . . . . . . . . . . . . . . . .    2,584           2,059                7,233              5,649
Provision for income taxes. . . . . . . . . . . . . . . . . .      813             611                2,250              1,588
                                                              --------        --------            ---------          ---------
Net income. . . . . . . . . . . . . . . . . . . . . . . . . .   $1,771          $1,448               $4,983             $4,061
                                                              ========        ========            =========          =========

Earnings per common share . . . . . . . . . . . . . . . . . .    $1.99           $1.63                $5.60              $4.57
                                                              ========        ========            =========          =========

Weighted average common shares outstanding. . . . . . . . . .  889,273         889,273              889,273            888,793
                                                              ========        ========            =========          =========

               The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 30, 1997 and 1996
(In thousands of dollars)
                                                       Sept. 30,     Sept. 30,
                                                          1997          1996
                                                       ---------     ---------

Cash flows from operating activities
   Net income . . . . . . . . . . . . . . . . . . .      $4,983        $4,061
   Adjustments to reconcile net income to cash
     from operating activities:
       Depreciation . . . . . . . . . . . . . . . .         416           407
       Provision for loan losses. . . . . . . . . .         480         1,080
       Provision for losses on other real estate
          owned . . . . . . . . . . . . . . . . . .          17            16
       Deferred loan fees . . . . . . . . . . . . .         (53)         (118)
       Net gains on sales of securities . . . . . .           0            (5)
       Proceeds from sales of loans . . . . . . . .       6,990         8,749
       Loans originated for sale. . . . . . . . . .      (6,965)       (6,535)
       Net gains on sales of loans. . . . . . . . .         (57)          (98)
       Net gains on sales of other real estate
          owned . . . . . . . . . . . . . . . . . .        (142)          (99)
       Amortization of mortgage servicing
          rights. . . . . . . . . . . . . . . . . .          25             0
       Net change in interest receivable. . . . . .        (124)          328
       Net change in interest payable . . . . . . .         436            48
       Net change in other assets . . . . . . . . .         724           919
       Net change in other liabilities. . . . . . .          55           833
                                                       ---------     ---------
       Net cash from operating activities . . . . .       6,785         9,586
                                                       ---------     ---------

Cash flows from investing activities
      Proceeds from sales of securities
         available-for-sale . . . . . . . . . . . .           0         2,675
      Proceeds from maturities of securities
         available-for-sale . . . . . . . . . . . .      49,434        78,089
      Purchases of securities available-for-sale. .     (54,693)      (68,371)
      Change in loans made to customers . . . . . .     (10,426)       (7,692)
      Property and equipment expenditures . . . . .        (168)         (159)
      Net change in direct lease financing. . . . .        (133)         (297)
      Proceeds from sales of other real
         estate owned . . . . . . . . . . . . . . .         587           520
                                                       ---------     ---------
       Net cash from investing activities . . . . .     (15,399)        4,765
                                                       ---------     ---------
Cash flows from financing activities
       Net change in:
         Deposits . . . . . . . . . . . . . . . . .      24,691         1,852
         Securities sold under repurchase agreements
           and other short-term borrowings. . . . .      (1,068)      (11,915)
         Advances from borrowers for taxes and
           insurance. . . . . . . . . . . . . . . . .      (595)         (719)
       Net proceeds from exercise of stock
           options. . . . . . . . . . . . . . . . . .         0            77
       Dividends paid . . . . . . . . . . . . . . . .    (1,023)         (845)
                                                       ---------     ---------
         Net cash from financing activities . . . . .    22,005       (11,550)
                                                       ---------     ---------
Net change in cash and cash equivalents . . . . . . .    13,391         2,801
Cash and cash equivalents at beginning of period. . .    31,982        33,974
                                                       ---------     ---------
Cash and cash equivalents at end of period. . . . . .   $45,373       $36,775
                                                       =========     =========

Supplemental disclosures
       Cash paid during the period for
         Interest . . . . . . . . . . . . . . . . . .   $10,893       $11,042
         Income taxes . . . . . . . . . . . . . . . .     2,159         1,665
       Noncash investing activities
         Transfers made from loans to other real estate
           owned. . . . . . . . . . . . . . . . . . .       176         1,709

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     NORTHERN STATES FINANCIAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1997

              (Dollar Amounts in Thousands, Except Per Share Data)

                                   (Unaudited)



NOTE 1 - BASIS OF PRESENTATION

     The accompanying interim condensed financial statements are prepared without audit and reflect all adjustments which are of a normal and recurring nature and, in the opinion of management, are necessary to present interim financial statements of Northern States Financial Corporation (the "Company") in accordance with generally accepted accounting principles. The interim financial statements do not purport to contain the necessary financial disclosures covered by generally accepted accounting principles that might otherwise be necessary for complete financial statements.

     The condensed consolidated balance sheets are as of September 30, 1997, December 31, 1996 and September 30, 1996. The condensed consolidated statements of income are for the three months and nine months ended September 30, 1997 and 1996. The condensed consolidated statements of cash flows are for the nine months ended September 30, 1997 and 1996.

     The interim condensed financial statements should be read in conjuction with the audited financial statements and accompanying notes (or "notes thereto") of the Company for the years ended December 31, 1996, 1995 and 1994.

     The results of operations for the nine month period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

     Earnings per share are computed by dividing net income by the weighted-average shares during the period. The effect of stock options was not material to earnings per share for any periods presented.

                       NORTHERN STATES FINANCIAL CORPORATION

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                September 30, 1997

              (Dollar Amounts in Thousands, Except Per Share Data)

                                    (Unaudited)



NOTE 2 - SECURITIES

     The amortized cost, gross unrealized gains and losses and fair value of securities available-for-sale as of September 30, 1997, December 31, 1996 and September 30, 1996 are as follows:


SEPTEMBER 30, 1997
------------------

                                  Amortized      Gross Unrealized        Fair
                                     Cost        Gains     Losses        Value
                                ----------------------------------------------
U.S. Treasury . . . . . . . . .      $14,031        $16       $0        $14,047
U.S. Government agencies
 and corporations . . . . . . .     101,848         117     (134)       101,831
States and political
 subdivisions . . . . . . . . .       23,115        697      (29)        23,783
Mortgage-backed securities. . .       13,979        166      (75)        14,070
Equity securities and mutual fund
 investment in debt securities.        2,069        222      (41)         2,250
                                    --------     ------   ------      ---------
   Total. . . . . . . . . . . .     $155,042     $1,218    $(279)      $155,981
                                    ========     ======   ======      =========


December 31, 1996
-----------------

                                    Amortized        Gross Unrealized    Fair
                                       Cost        Gains     Losses      Value
                                  ---------------------------------------------

U.S. Treasury . . . . . . . . .     $ 16,098     $   25       ($9)    $ 16,114
U.S. Government agencies
    and corporations. . . . . .       90,359         32      (787)      89,604
States and political subdivisions     24,827        699       (44)      25,482
Mortgage-backed securities. . .       16,408        131      (109)      16,430
Equity securities and mutual fund
   investment in debt securities.      2,091        128       (99)       2,120
                                    --------     ------    ------    ---------
   Total. . . . . . . . . . . . .   $149,783     $1,015   $(1,048)    $149,750
                                    ========     ======   =======      =======

                          NORTHERN STATES FINANCIAL CORPORATION

                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  September 30, 1997

                  (Dollar Amounts in Thousands, Except Per Share Data)

                                     (Unaudited)



September 30, 1996
------------------

                              Amortized           Gross Unrealized       Fair
                                Cost            Gains       Losses       Value
                              ---------       -----------------------    -----
U.S. Treasury . . . . . .       $18,066         $13          ($25)      $18,054
U.S. Government agencies
  and corporations. . . .        79,326           8        (1,643)       77,691
States and political
  subdivisions. . . . . .        26,286         571           (92)       26,765
Mortgage-backed securities       17,141          74          (249)       16,966
Equity securities and
  mutual fund investment
  in debt securities. . .         1,157         102          (116)        1,143
                               --------         ---       --------     --------
  Total                        $141,976         768       $(2,125)     $140,619
                               ========         ===       ========     ========

     Contractual maturities of debt securities at September 30, 1997 were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.


                                                Amortized          Fair
                                                  Cost             Value
                                                ------------------------
Securities available-for-sale

Due in one year of less . . . . . . . . . . . .   $22,969          $22,982
Due after one year through five years . . . . .   100,064          100,381
Due after five years through
  ten years . . . . . . . . . . . . . . . . . .    15,961           16,298
                                                  -------          -------
                                                  138,994          139,661

Mortgage-backed securities. . . . . . . . . . .    13,979           14,070
Mutual fund investment in mortgage-backed
   securities . . . . . . . . . . . . . . . . .     2,069            2,250
                                                  -------          -------
   Total. . . . . . . . . . . . . . . . . . . .  $155,042         $155,981
                                                  =======          =======

                           NORTHERN STATES FINANCIAL CORPORATION

                     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    September 30, 1997

                  (Dollar Amounts in Thousands, Except Per Share Data)

                                       (Unaudited)

     Mortgage-backed securities are composed of investments in pools of residential mortgages. The mortgage pools are issued and guaranteed by the Federal Home Loan Mortgage Corporation (FHLMC) or the Federal National Mortgage Association (FNMA) and the Government National Mortgage Association (GNMA).

     As of September 30, 1997, the Company held structured notes with an amortized cost of $2,0000 and fair value of $1,994. These securities were issued by the Federal Home Loan Bank (FHLB). The structured notes consist of securities that have coupon rates that "step up" periodically during the term to maturity.

     There were no security sales during the three and nine months ended September 30, 1997.

     There were no sales of securities during the three months ended September 30, 1996. There were two sales of securities during the nine months ended September 30, 1996 of equity securities that resulted in proceeds of $2,675 and a gain of $5.

     Securities carried at fair values of $100,062 and $89,311 at September 30, 1997 and 1996 were pledged to secure public deposits, repurchase agreements and for other purposes as required or permitted by law.

                   NORTHERN STATES FINANCIAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            September 30, 1997

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

     Loans at September 30, 1997, December 31, 1996 and September 30, 1996 were as follows:

                                        Sept. 30,     December 31,    Sept. 30,
                                           1997           1996           1996
                                        ---------------------------------------
    Commercial. . . . . . . . . . . .    $56,449         $50,762       $47,286
    Real estate - construction. . . .     26,515          26,905        25,796
    Real estate - mortgage. . . . . .    151,675         146,552       147,083
    Installment . . . . . . . . . . .      9,088           9,203         9,482
                                        ---------------------------------------
       Total loans. . . . . . . . . .    243,727         233,422       229,647
    Unearned income . . . . . . . . .       (161)           (240)         (278)
    Deferred loan fees. . . . . . . .       (476)           (529)         (582)
                                        ---------------------------------------
       Loans, net of unearned income     243,090         232,653       228,787
         and deferred loan fees . . .
    Allowance for loan losses . . . .     (5,421)         (4,839)       (5,017)
                                        ---------------------------------------
       Loans, net . . . . . . . . . .   $237,669        $227,814      $223,770
                                        =======================================

     Loans held for sale on September 30, 1997, December 31, 1996 and September 30, 1996 were approximately $925, $893 and $345, and are classified as real estate loans.

     Non-performing loans, which includes loans contractually past due ninety days or more, loans accounted for on a nonaccrual basis and loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower, amounted to $2,270 at September 30, 1997, $1,166 at December 31, 1996 and $2,174 at September 30, 1996.

                      NORTHERN STATES FINANCIAL CORPORATION

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1997

                  (Dollar Amounts in Thousands, Except Per Share Data)

                                    (Unaudited)


     Impaired loans were as follows for September 30, 1997, December 31, 1996 and September 30, 1996:

                                        Sept. 30,     December 31,    Sept. 30,
                                           1997           1996           1996
                                        ---------------------------------------
   Loans with no allowance
      for losses allocated  . . . . . .   $  0           $  0            $  0
   Loans with allowance
      for losses allocated  . . . . . .    647            828           1,083
   Amount of the allowance
      allocated . . . . . . . . . . . .    109            146             385


     Average balance and income recognized on impaired loans were as follows for the three and nine months ended September 30, 1997 and 1996:

                                  Three months ended         Nine months ended
                                 Sept. 30,    Sept. 30,   Sept. 30,   Sept. 30,
                                    1997         1996        1997        1996
                                 ---------    ---------   ---------   ---------
     Average of impaired
       loans during the period  . . $627       $1,793       $810        $3,111
     Interest income recognized
       during the impairment
       period . . . . . . . . . . .   18            3         34             7
     Cash-basis interest income
       recognized during the
       impairment period  . . . . .   18            3         34             7


     The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet financing needs of its customers. These financial instruments include commitments to make loans, standby letters of credit and unused lines of credit. The Company's exposure to credit loss in the event of nonperformance by other parties to these financial statements is represented by the contractual amount of the instruments. The Company uses the same credit policy to make such commitments as it uses for on-balance-sheet items.

                       NORTHERN STATES FINANCIAL CORPORATION

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                September 30, 1997

               (Dollar Amounts in Thousands, Except Per Share Data)

                                   (Unaudited)


     At September 30, 1997, December 31, 1996 and September 30, 1996 the contract amount of the Company's off-balance sheet commitments was as follows:


                                    Sept. 30,      December 31,       Sept. 30,
                                       1997           1996               1996
                                    -------------------------------------------
   Unused lines of credit
    and commitments to make loans:
      Fixed rate  . . . . . . . . .   $17,302        $17,696          $10,473
      Variable rate . . . . . . . .    52,698         57,979           53,334
                                    -------------------------------------------
        Total . . . . . . . . . . .   $70,000        $75,675          $63,807
                                    ===========================================
   Standby letters of credit  . . .    $5,979         $6,250           $5,287

     Since many commitments to make loans expire without being used, the amounts above do not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management's credit evaluation of the borrower, and may include commercial and residential real estate and other business and consumer assets.

                        NORTHERN STATES FINANCIAL CORPORATION

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  September 30, 1997

                 (Dollar Amounts in Thousands, Except Per Share Data)

                                      (Unaudited)

NOTE 4 - ALLOWANCE FOR LOAN LOSSES AND OTHER REAL ESTATE OWNED LOSSES

     Activity in the allowance for loan losses for the nine months ended September 30, 1997, twelve months ended December 31, 1996 and nine months ended September 30, 1996 is as follows:

                                  Sept. 30,        December 31,      Sept. 30,
                                     1997              1996             1996
                                  --------------------------------------------

   Balance at beginning of year     $4,839           $4,514           $4,514
   Provision charged to
     operating expense  . . . .        480            1,190            1,080
   Loans charged off. . . . . .       (190)          (1,141)            (793)
   Recoveries on loans
     previously charged off . .        292              276              216
                                  --------------------------------------------
     Balance at end of period .     $5,421           $4,839           $5,017
                                  ============================================

     Activity in the allowance for other real estate owned losses for the nine months ended September 30, 1997, twelve months ended December 31, 1996 and nine months ended September 30, 1996 is as follows:

                                       Sept. 30,     December 31,    Sept. 30,
                                          1997           1996           1996
                                       --------------------------------------

    Balance at beginning of year  .       $532          $510            $510
    Provision charged to operating
       expense  . . . . . . . . . .         17            22              16
    Losses on other real estate
       owned  . . . . . . . . . . .         (8)            0               0
                                       ---------------------------------------
     Balance at end of period . . .       $541          $532            $526
                                       =======================================

                         NORTHERN STATES FINANCIAL CORPORATION

                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   September 30, 1997

                   (Dollar Amounts in Thousands, Except Per Share Data)

                                      (Unaudited)


NOTE 5 - PROVISION FOR INCOME TAXES

     The provision for income taxes represents federal and state income tax expense calculated using annualized rates on taxable income generated during the respective periods.

NOTE 6 - STOCKHOLDERS' EQUITY

     For the nine months ended September 30, 1997 total stockholders' equity increased $4,544. The increase is a result of net income of $4,983, plus the change in the valuation allowance from December 31, 1996 for the fair value of securities available-for-sale, net of tax, of $584, less cash dividends paid of $1,023.

     For the nine months ended September 30, 1996 total stockholders' equity increased $1,965 due to net income of $4,061, less the change in the valuation allowance from December 31, 1995 for the fair value of securities available-for-sale, net of tax, of $1,328, plus $77 due to 1,842 stock options being exercised pursuant to the Omnibus Incentive Plan, less the cash dividend payment of $845.

NOTE 7 - OMNIBUS INCENTIVE PLAN INSTRUMENTS

     The 1992 Omnibus Incentive Plan (the "Plan") authorizes the issuance of up to 75,000 shares of the Company's common stock, including the granting of non-qualified stock options, restricted stock and stock appreciation rights.

     Statement of Financial Accounting Standards No. 123 that became effective for 1996, requires pro forma disclosures for companies that do not adopt its fair value accounting method for stockbased employee compensation. The Company did not grant any stock options during the nine months ended September 30, 1997 or during the entire year, 1996.

                      NORTHERN STATES FINANCIAL CORPORATION

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1997

               (Dollar Amounts in Thousands, Except Per Share Data)

                                    (Unaudited)


     Stock options may be used to reward directors and employees and provide them with an additional equity interest in the Company. Options have been issued for 10 year periods and are fully vested when granted. Information about option grants follows:

                                          Number of            Weighted-Avg.
                                           Options             Exercise Price
                                          --------------------------------
    Outstanding at January 1, 1996. . .      7,020                 $41.63

    Exercised during period ended
      September 30, 1996  . . . . . . .      1,842                  41.64
                                          --------------------------------
    Outstanding at September 30, 1996 .      5,178                 $41.62
                                          ========                 =======

    Outstanding at January 1, 1997. . .      5,178                 $41.62

    Exercised during period ended
      September 30,  1997 . . . . . . .          0                      0
                                          --------------------------------
    Outstanding at September 30, 1997 .      5,178                 $41.62

     At September 30, 1997, options outstanding ranged in exercise price from $41.60 to $42.00 and had a remaining option life of 4.4 years.

     The Company at its discretion may grant stock appreciation rights under the Plan. A stock appreciation right entitles the holder to receive from the Company an amount equal to the excess, if any, of the aggregate fair market value of the Company's common stock which is the subject of such a grant over the grant price. During the nine months ended September 30, 1997 and 1996, 656 and 2,908 stock appreciation rights were exercised and payment made to the holders. As of September 30, 1997 and 1996, 3,248 and 3,904 stock appreciation rights were outstanding that had been awarded at $41.60. The Company's expense was $26 and $12 for the three months ended September 30, 1997 and 1996 and was $42 and $35 for the nine months ended September 30, 1997 and 1996. The stock appreciation rights will expire in April 30, 2002.

                       NORTHERN STATES FINANCIAL CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS


     The following discussion focuses on the consolidated financial conditions of the Northern States Financial Corporation at September 30, 1997 and the consolidated results of operations for the three and nine month periods ending September 30, 1997, compared to the same periods of 1996. The purpose of this discussion is to provide a better understanding of the condensed consolidated financial statements and the operations of its subsidiaries, the Bank of Waukegan ("The Bank") and First Federal Bank, fsb ("First Federal" or "The Thrift"). This discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto included herein.

     The statements contained in this management's discussion and analysis that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this report that a number of important factors could cause the Company's actual results subsequent to September 30, 1997 to differ materially from those expressed in any such forward-looking statements.


FINANCIAL CONDITION

     The consolidated total assets for the Company were $454.7 million at September 30, 1997, increasing $28.1 million from the Company's year-end, December 31, 1996.

     Securities in total increased $6.2 million or 4.16% from the previous year-end. The statement of cashflows shows that $5.3 million more in securities were purchased than matured. The fair value of securities increased $.9 million as well due to changes in market conditions. Most of the new securities purchased were U.S. Government agency issues.

     Strong loan demand caused the Company's loans to increase $10.4 million or 4.49% from December 31, 1997. Loan growth occurred primarily at the Bank where total loans increased $10.8 million. The Bank experienced $4.8 million in growth to its commercial loan portfolio and $8.2 million in growth to its real estate mortgage loan portfolio. A large percentage of the mortgage loans booked by the Bank are commercial related mortgages that initially were short-term commercial loans or construction loans. The Bank experienced declines to its real estate construction and installment loans from year-end of $1.5 million and $.7 million. At the Thrift, total loans decreased slightly by $.4 million. While commercial, real estate construction and installment loans posted increases at the Thrift of $.9 million, $1.2 million and $.6 million, mortgage loans at the Thrift declined $3.1 million. Increased competition for mortgages on 1 - 4 family residences accounts for the decline of mortgage loans at the Thrift.

     During the first nine months of 1997 deposits at the Company grew $24.7 million. Total time deposits increased $21.9 million while money market and NOW accounts grew $8.1 million and $.7 million from December 31, 1996. Noninterest-bearing demand deposits and savings accounts declined $4.7 million and $1.3 million.

     At the Bank of Waukegan, total deposits increased $32.1 million or 13.53%. The Bank experienced increases to its NOW accounts of $2.0 million, money market accounts of $9.1 million, time deposits of $100,000 and over of $22.1 million and time deposits of under $100,000 of $3.3 million.

                       NORTHERN STATES FINANCIAL CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS


Much of the growth in money market accounts and time deposits of $100,000 and over was from increases in public deposits. The increases in time deposits of under $100,000 were made by retail depositors. The Bank had declines of $3.6 million and $.8 million to noninterest-bearing demand deposits and savings accounts. The decline in noninterest-bearing demand deposits at the Bank is attributable to decreased commercial deposits as business customers made capital expenditures due to the healthy local economy.

     Deposit totals at First Federal declined $7.4 from December 31, 1996. Noninterest-bearing demand balances decreased $1.0 million, NOW accounts declined $1.3 million, and money market accounts were $1.0 million lower. Savings and time deposit of all types also decreased $.5 million and $3.6 million. Time deposits of $100,000 and over declined at the Thrift as brokered deposits of $3.5 million left the Thrift. The other decreases are attributable to customers shifting funds to other savings and loan institutions that traditionally have offered higher interest rates and lower deposit service fees. First Federal offers rates and terms on its deposits that are the same as the Bank of Waukegan and as a result some clients have withdrawn their funds and transferred them to competitors.

     Securities sold under repurchase agreements and other short-term borrowings at the Company declined $1.1 million from December 31, 1996 to $35.7 million at September 30, 1997. These funds mainly consist of securities sold under repurchase agreement by the Bank of Waukegan that are offered through an overnight repurchase agreement product and a term product with maturities from 7 days to one year. Repurchase agreements provide a source of funds to the Company that do not increase reserve requirements with the Federal Reserve Bank or create an expense relating to FDIC insurance and, therefore, are less costly to the Company. The decrease in repurchase agreement funds has been the result of commercial customers drawing down their balances to make capital expenditures that is indicative of the expansion of the local economy.

     Total stockholders' equity increased $4,544,000 during the nine months ended September 30, 1997. The increase is the result of net income of $4,983,000, plus the adjustment in the valuation allowance for the market value of securities available-for-sale, net of tax, of $584,000, less cash dividends paid of $1,023,000.

     The tier 1 capital-to-asset ratio at September 30, 1997 was 12.93% and the total capital-to-asset ratio, on a risk adjusted basis, amounted to 21.56%, exceeding the minimum required to be capitalized under prompt corrective action regulations, which minimums are 5.00% and 10.00%. Book value per share was $66.77 at September 30, 1997 as compared to $61.66 at December 31, 1996. On September 30, 1997, the Company and its subsidiaries were in compliance with all applicable regulatory capital requirements.

RESULTS OF OPERATIONS

NET INCOME

     The consolidated net income for the quarter ended September 30, 1997 was $1,771,000, an increase of $323,000 or 22.31%, as compared to net income of $1,448,000 for the same period the previous year. The annualized return on average assets was 1.61% for the quarter as compared to 1.39%

                       NORTHERN STATES FINANCIAL CORPORATION


              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS



for the quarter the previous year. The consolidated net income for the nine months ended September 30, 1997 was $4,983,000, an increase of $922,000, over the first nine months of 1996. The annualized return on average assets for the first nine months of 1997 was 1.55% as compared to 1.29% for the same period the previous year.

NET INTEREST INCOME

     Net interest income, the difference between interest income earned on average interest-earning assets and interest expense on average interest-bearing liabilities, decreased $142,000 or 3.18% during the three months ended September 30, 1997, compared to the same three months in 1996. The decrease in net interest income for the third quarter of 1997 can be explained in that during the third quarter of 1996 the Thrift received payment to bring an impaired credit up to date and received a one-time $400,000 in interest and fees which increased net interest income in 1996. This is evidenced in Table 1, "Analysis of Average Balance and Tax Equivalent Rates for the Three Months ended September 30, 1997 and 1996" where the yield on loans for the third quarter of 1997 was only 9.36% as compared to 9.93% last year. Adjusting out the $400,000 in interest and fees collected on the impaired loan lowers the yield on loans for the third quarter of 1996 to 9.24%. This same adjustment lowers the yield on interest-earning assets for the third quarter of 1996 to 8.10% that compares to the yield on interest earning assets of 8.16% during the third quarter of 1997. Table 1 also points out that time deposit rates for the third quarter of 1997 increased over the same period last year as the Company offered higher interest rates during 1997 to maintain and attract time deposit customers.

     During the first nine months of 1997, net interest income increased $171,000 or 1.36% over the same period of 1996. During the first nine months of 1996 $480,000 in interest and fees were collected on impaired loans that
were brought up to date or paid off.   Table 2, "Analysis of Average Balance
and Tax Equivalent Rates for the Nine Months ended September 30, 1997" shows that the Company's net yield on interest earning assets was 4.39% for the first nine months of 1997 as compared to 4.49% in 1996. Factoring out the $480,000 in one-time interest and fees lowers the Company's net yield on interest earning assets from 4.49% to 4.33% for the nine months ended September 30, 1996.

PROVISION FOR LOAN LOSSES

     The provision for loan losses was $120,000 for the quarter ended September 30, 1997 compared to $360,000 for the same period the previous year. For the nine months ended September 30, 1997, the provision for loan losses was $480,000 compared to $1,080,000 for the nine months ended September 30, 1996. Management, with the concurrence of the Board of Directors, lowered the provision for loan losses during 1997 after a careful review of the adequacy of the allowance for loan losses and the levels of non-performing and impaired loans.

                          NORTHERN STATES FINANCIAL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS

                                                 TABLE 1

                                 NORTHERN STATES FINANCIAL CORPORATION
                          ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES
                        For the Three Months Ended September 30, 1997 and 1996
                                               ($  000s)

                                                               1997                             1996
                                                AVERAGE                                 AVERAGE
                                                BALANCE         INTEREST    RATE        BALANCE     INTEREST   RATE

Assets
   Loans (1)(2)(3)                               $241,606       $ 5,655      9.36%       $233,048    $ 5,785   9.93%
   Taxable securities                             129,324         2,048      6.33%        117,793      1,837   6.14%
   Securities exempt from
    taxes (2)                                      21,183           434      8.39%         24,106        498   8.41%
   Interest bearing deposits in banks                 473             7      5.92%            372          5   5.38%
   Federal funds sold                              23,015           324      5.63%         13,051        172   5.27%
                                                 ----------------------                  -------------------
    Interest earning assets                       415,601         8,468      8.16%        388,370      8,297   8.51%
                                                                -------                              -------
    Noninterest earning assets                     22,441                                  26,552
                                                 --------                                --------
    Average assets                               $438,042                                $414,922
                                                 ========                                ========
Liabilities and stockholders' equity

   NOW deposits                                  $ 38,565           287      2.98%        $ 37,605       274   2.91%
   Money market deposits                           44,846           451      4.02%          43,208       434   4.02%
   Savings deposits                                44,450           333      3.00%          47,326       355   3.00%
   Time deposits                                  170,988         2,453      5.74%         154,864     2,151   5.56%
   Other borrowings                                34,302           439      5.12%          34,233       416   4.86%
                                                -----------------------                  -------------------
    Interest bearing liabilities                  333,151         3,963      4.76%         317,236     3,630   4.58%
                                                                -------                              -------
   Demand deposits                                 40,298                                   39,585
   Other noninterest bearing liabilities            6,658                                    6,056
   Stockholders' equity                            57,935                                   52,045
                                                 --------                                 --------
    Average liabilities and stockholders'
      equity                                     $438,042                                 $414,922
                                                 ========                                 ========

    Net interest income                                         $ 4,505                               $ 4,667
                                                                =======                               =======

    Net yield on interest earning assets                                     4.34%                             4.79%
                                                                            =====                             =====

    Liabilities to earning assets ratio                                     80.16%                            81.68%
                                                                            =====                             =====

       (1) - Interest income on loans includes loan origination fees of $116 and $76 for the three months ended September 30, 1997 and 1996.

       (2) - Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34% rate.

       (3) - Non-accrual loans are included in average loans.

                          NORTHERN STATES FINANCIAL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS

                                      TABLE 2

                           NORTHERN STATES FINANCIAL CORPORATION
                   ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES For the Nine Months Ended September 30, 1997 and 1996
                                       ($  000s)

                                                               1997                             1996
                                                AVERAGE                                 AVERAGE
                                                BALANCE         INTEREST    RATE        BALANCE     INTEREST   RATE

Assets
   Loans (1)(2)(3)
                                                 $239,226       $16,559      9.23%       $233,542    $16,778   9.58%
   Taxable securities                             126,300         6,043      6.34%        125,591      5,763   6.07%
   Securities exempt from
    federal income taxes (2)                       21,535         1,322      8.37%         21,546      1,317   8.36%
   Interest bearing deposits in banks                 537            23      5.71%            454         19   5.58%
   Federal funds sold                              16,453           679      5.50%         11,247        442   5.24%
                                                 ----------------------                  -------------------
    Interest earning assets                       404,051        24,626      8.12%        392,380     24,319   8.25%
                                                                -------                              -------
   Noninterest earning assets                      22,603                                  25,840
                                                 --------                                --------
    Average assets                               $426,654                                $418,220
                                                 ========                                ========
Liabilities and stockholders' equity

   NOW deposits                                  $37,683            836      2.96%        $40,241        906  3.00%
   Money market deposits                          42,700          1,274      3.98%         42,410      1,291  4.06%
   Savings deposits                               44,672            993      2.96%         47,246      1,054  2.97%
   Time deposits                                 164,598          6,969      5.65%        155,350      6,542  5.61%
   Other borrowings                               33,458          1,257      5.01%         35,103      1,297  4.93%
                                                -----------------------                  -------------------
    Interest bearing liabilities                 323,111         11,329      4.67%        320,350     11,090  4.62%
                                                                -------                              -------
   Demand deposits                                40,090                                   39,577
   Other noninterest bearing liabilities           7,078                                    6,674
   Stockholders' equity                           56,375                                   51,619
                                                --------                                 --------
    Average liabilities and stockholders'
      equity                                    $426,654                                 $418,220
                                                ========                                 ========

    Net interest income                                         $13,297                               $13,229
                                                                =======                               =======

    Net yield on interest earning assets                                     4.39%                             4.49%
                                                                            =====                             =====

    Interest-bearing liabilities to
     earning assets ratio                                                    79.97%                           81.64%
                                                                             =====                            =====

       (1) - Interest income on loans includes loan origination fees of $319 and $293 for the nine months ended September 30, 1997 and 1996.

       (2) - Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34% rate.

       (3) - Non-accrual loans are included in average loans.

                      NORTHERN STATES FINANCIAL CORPORATION

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


      At September 30, 1997, the allowance for loan losses was $5,421,000 or 2.23% of loans as compared to 2.19% of loans at September 30, 1996. Nonperforming loans, at September 30, 1997, were $2,270,000, up slightly from $2,174,000 at September 30, 1996. At September 30, 1997, the Bank had two credits totaling $1,048,000 classified as nonperforming because the credits were ninety days past due. The Bank is waiting for needed documentation before renewing the loans and expects that the documentation will be forthcoming and the loans will be reclassified as performing. Impaired loans were only $647,000 or .26 % of loans at September 30, 1997 as compared to impaired loans of $1,083,000 at September 30, 1997 or .47% of loans. The amount of the allowance for loan losses allocated for impaired loans at September 30, 1997 declined to $109,000 from $385,000 at September 30, 1996. Loan charge offs to the allowance for loan losses have decreased in 1997. During the first nine months of 1997 only $190,000 in loans were charged off to the allowance for loan losses as compared to $793,000 during the same period of 1996. Recoveries of charged off loans have increased in 1997 increasing the allowance for loan losses. During the first nine months of 1997 recoveries of loans previously charged off were $292,000 as compared to only $216,000 during the same period in 1996.

     The adequacy of the allowance for loan losses is analyzed by management and the Board of Directors at both the Bank and the Thrift at least quarterly. Loans judged to be impaired, loans with potential loss exposure, loans that are no longer accruing interest, and historical net loan loss percentages are reviewed in the analysis of the allowance for loan losses. Based on management's and the Board of Directors' analysis, the allowance for loan losses at September 30, 1997 is adequate to cover future possible loan losses.

NONINTEREST INCOME

     Noninterest income for the three months ended September 30, 1997 was $660,000 as compared to $948,000 for the three months ended September 30, 1996, a decrease of $288,000. Service fees on deposits decreased slightly by $3,000 as compared to the same quarter last year because of a slowdown in overdraft activities. Trust fee increased $19,000 during the three months ended September 30, 1997 due to increased trust business. Other income from gains on sales on loans declined $45,000 during the third quarter of 1997 in that during the third quarter of 1996 the Thrift booked an additional one-time $77,000 as gains on loan sales to comply with Statement of Financial Accounting Standards (SFAS) Number 122 "Accounting for Mortgage Servicing Rights". Other operating income during the third quarter of 1997 was $259,000 less than the same period last year as the Bank during the third quarter of 1996 had a gain of $99,000 on the sale of two properties classified as other real estate owned and a one-time collection of back interest and fees totaling $131,000 on a loan that had been previously charged off.

     For the first nine months of 1997 noninterest income was $2,036,000 as compared to $2,201,000 for the same period of 1996. Service fees on deposits were $8,000 less during the first three quarters of 1997 because of decreased overdraft fee income as compared to the same period last year. Trust income for the nine months ended September 30, 1997 increased $72,000 as a result of increased fiduciary activities. Gains on sales of loans declined $57,000 during the first three quarters of 1997 as during the same period of 1996 as the Thrift recognized one-time gains on sales of loans of $77,000 in 1996 to comply with SFAS Number 122. Other operating income declined $167,000 during the nine months ended September 30, 1997 as there was a $131,000 one-time collection of back interest and fees during the third quarter of 1996 on a charged off loan.

                      NORTHERN STATES FINANCIAL CORPORATION

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



NONINTEREST EXPENSES

     Noninterest expenses declined $715,000 or 23.91% during the three months ended September 30, 1997. There was a slight increase in salary and employee benefit expenses of $28,000 during the third quarter of 1997 compared to the same period last year. A new employee policy was implemented at the Bank during 1997 and accruals for vacation pay were instituted which increased salary expense during the third quarter of 1997. A new senior lender was hired at the Bank during the third quarter of 1997 that also increased salaries and employee benefits compared to last year.

     Occupancy expenses for the third quarter of 1997 were $289,000 which was a decline of $6,000 from the third quarter of 1996. This decline in occupancy expenses is attributable to decreased property taxes at the Bank where the assessed valuation of one location was lowered.

     Data processing expense increased $1,000 during the third quarter of 1997 to $135,000.

     FDIC insurance decreased $636,000 to $20,000 during the three months ended September 30, 1997. During the third quarter of 1996 First Federal expensed a one-time $603,000 special assessment that was required as First Federal's portion to fully capitalize the FDIC Savings Association Insurance Fund (SAIF). Because of this special assessment the Thrift's FDIC premiums have been minimized during 1997.

     Other real estate owned expenses declined during the third quarter of 1997 by $30,000 reflecting the smaller real estate owned portfolio that amounted to $2,560,000 at September 30, 1997 as compared to $3,583,000 at September 30, 1996.

     Miscellaneous other operating expenses decreased $72,000 compared to the same quarter last year. Professional fees were $15,000 lower during the third quarter of 1997 as compared to the same period last year as the level of professional services needed declined. Printing expenses declined $20,000 as the loan and customer service areas continued to automate so that forms are printed by laser printers when needed, reducing inventories of forms. Expenses relating to charged off checking accounts and bad checks were $18,000 less during the third quarter of 1997 as compared to last year.

     During the nine months ended September 30, 1997, total noninterest expenses were $7,063,000 or $978,000 less than during the same period last year, a reduction of 12.16%. Salaries and employee benefit expense was $166,000 less during the nine months ending September 30, 1997 as compared to the same period last year. During the first part of 1997, as employees left or retired, management closely examined and delegated their responsibilities to others whenever possible. During the third quarter of 1997, a senior lender was added to staff and employee policy changes increased accruals for vacation pay. Management expects that fourth quarter 1997 salary expense will increase slightly when compared to the fourth quarter of 1996.

     Occupancy expenses were $6,000 less during the nine months of 1997 when compared to the same period of 1996. Decreased property taxes at the Bank explain this decrease.

                      NORTHERN STATES FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


     Data processing expenses were $6,000 lower during the first nine months of 1997 when compared to the same period of 1996. It is expected that fourth quarter 1997 data processing expenses will increase slightly as the Company has been notified of contractual increases in charges from its data processing service bureau.

     FDIC deposit insurance expense was $64,000 for the first three quarters of 1997, a decrease of $700,000 from the same period last year. In September, 1996 the Thrift expensed a one-time special assessment of $603,000
to recapitalize the FDIC Savings Association Insurance Fund (SAIF).   Because
of this special assessment the Thrift's regular quarterly FDIC insurance premiums have been minimized which account for the additional decrease in FDIC expense during 1997.


     Other real estate owned expenses declined $16,000 during the nine months ending September 30, 1997 as compared to the same period last year as other real estate owned on the Company's books was over $1,000,000 lower at September 30, 1997 than at September 30, 1996.

     Miscellaneous other operating expenses were $84,000 lower for the nine months ending September 30, 1997 as compared to the same period last year. Professional fees declined $28,000 during the first three quarters of 1997 as compared to the same period last year as the level of professional services needed declined. Printing expenses were $40,000 lower as automation of the loan and customer service areas allowed forms to be printed by laser printers as needed, reducing inventories of forms. Expenses relating to correspondent bank accounts were $20,000 less during the nine months ended September 30, 1997 as compared to last year as correspondent bank balances were larger and earning allowances were greater, thus reducing this expense.


FEDERAL AND STATE INCOME TAXES

     For the three months ended September 30, 1997 and 1996, the Company's provision for federal and state income taxes was $813,000 and $611,000 which as a percentage of pretax earnings was 31.46% and 29.67%. For the nine months ended September 30, 1997, the Company's provision for federal and state taxes was $2,250,000 or 31.10% of pretax earnings as compared to $1,588,000 or 28.11% of pretax earnings for the nine months ending September 30, 1996. The increase in tax rates during 1997 is attributable to increased earnings in 1997 that were not sheltered for federal or state income tax purposes.

ACCOUNTING CHANGES, RECENT PRONOUNCEMENTS AND REGULATORY ISSUES

SFAS 125

     Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of
Liabilities" revised the accounting for transfers of financial assets such as loans and securities and for distinguishing between sales and secured borrowings. Portions of this statement have become effective for some transactions in 1997 while other transactions will be effected by this statement in 1998. The effect on this statement on the September 30, 1997 financial statements was not material.

                       NORTHERN STATES FINANCIAL CORPORATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS


SFAS 128

     Statement of Financial Accounting Standards No. 128, "Earnings Per Share" becomes effective for the Company's December 31, 1997 financial statements. This statement simplifies the calculations of earnings per share by replacing primary earnings per share with basic earnings per share.

SFAS 130

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No, 130, "Reporting Comprehensive Income" which will be effective for fiscal years beginning after December 15, 1997. The statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The statement does not address when transactions are recorded, how they are measured in the financial statements or whether they should be included in net income or other comprehensive income. The effect of this statement on future financial statements is not expected to be material.

SFAS 131

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" which will become effective for fiscal years beginning after December 15, 1997. The statement establishes standards for the way public companies report information about operating segments in annual financial statements and requires that those enterprises report selected financial information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Management does not expect that the effect of this statement on its financial reporting will be material.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to sign on its behalf by the undersigned hereunto duly authorized, on this 7th day of November, 1997.

NORTHERN STATES FINANCIAL CORPORATION
           (Registrant)





Date:  November 11, 1997                 By: /s/  Fred Abdula
     -----------------------------          ----------------------------------
                                            Fred Abdula
                                            Chairman if the Board of
                                            Directors and President



Date:  November 11, 1997                 By: /s/  Thomas M. Nemeth
     -----------------------------          ----------------------------------
                                            Thomas M. Nemeth
                                            Assistant Vice President