Form 10-K
period 1997-12-31
NORTHERN STATES FINANCIAL CORP /DE/
filed 1998-03-23
CIK 744485

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549
                       ______________________________

                                  FORM 10-K

                [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the fiscal year ended December 31, 1997

                                           OR

               [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ______ to ______
                         ______________________________

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
                                  (847) 244-6000
           (Address, including zip code, and telephone number, including area code, of principal executive office)
                         ______________________________

             Securities registered pursuant to Section 12(g) of the Act


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting shares held by nonaffiliates of the Registrant is $98,967,520, as of March 20, 1998. Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are "affiliates" and that the last price known to management was a sale on March 17, 1998, of $160.00 per share.

     889,373 shares of common stock were outstanding as of March 20, 1998.

                     DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Parts II and IV are incorporated by reference from the Registrant's 1997 Annual Report to Stockholders; and a portion of Part III is incorporated by reference from the Registrant's Proxy Statement dated March 23, 1998, for the Annual Meeting of Stockholders to be held April 23, 1998.

     Except for those portions of the 1997 Annual Report incorporated by reference, the Annual Report is not deemed filed as part of this Report.

                                Cover Page 2 of 2

                                     INDEX


PART I                                                  PAGE NO.
------                                                  --------
Item 1     Business                                         4
Item 2     Properties                                      14
Item 3     Legal Proceedings                               14
Item 4     Submission of Matters to a Vote
               of Security Holders                         14


PART II
-------

Item 5     Market for the Registrant's Common Stock
               and Related Stockholder Matters             15
Item 6     Selected Financial Data                         15
Item 7     Management's Discussion and Analysis
               of Financial Condition and
               Results of Operations                       15
Item 7A    Quantitative and Qualitative Disclosures
               about Market Risk                           15
Item 8     Financial Statements and Supplementary Data     16
Item 9     Changes in and Disagreements with
               Accountants on Accounting
               and Financial Disclosure                    16


PART III
--------

Item 10     Directors and Executive Officers of the
                Registrant                                 17
Item 11     Executive Compensation                         17
Item 12     Security Ownership of Certain Beneficial
                Owners and Management                      17
Item 13     Certain Relationships and Related
                Transactions                               17


PART IV
-------

Item 14     Exhibits, Financial Statement Schedules
                and Reports on Form 8-K                    18
            Signatures                                     19


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

     The Registrant is registered under the Bank Holding Company Act of 1956, as amended, and owns all the outstanding stock of the Bank and First Federal. At December 31, 1997, the Company had 438 registered stockholders of record, 889,373 shares of Common Stock outstanding, and total consolidated assets of approximately $459 million. Aside from the stock of the Bank, First Federal and cash, the Registrant has no other substantial assets.

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

     The following table shows loans and deposits of the Bank and First Federal as of December 31, 1997 (in thousands of dollars):


                                          Loans      Deposits
                                        --------     ---------
Bank of Waukegan                        $177,537      $260,429
First Federal Bank, fsb                   63,349        88,395


     The principal business of the Registrant, operating through the Bank and First Federal, consists of attracting deposits and securities sold under repurchase agreements from the general public, making commercial loans, loans secured by residential and commercial real estate and consumer loans, and operating a trust business.

                            SUBSIDIARY OPERATIONS

THE BANK OF WAUKEGAN

     The Bank of Waukegan was chartered as a state bank in 1962 and is located in Waukegan, Illinois. Waukegan is located approximately 37 miles north of Chicago, Illinois and has a population of approximately 70,000. At December 31, 1997 the Bank of Waukegan had total assets of approximately $349.1 million, deposits of approximately $260.4 million and stockholder's equity of approximately $45.5 million. The Bank has two banking offices located in Waukegan and one office located in Antioch, Illinois.

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

     At December 31, 1997, the Trust Department had assets under management or custodial arrangements of approximately $197 million. Its office is located in Waukegan, Illinois.

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

     First Federal had total assets of approximately $109.7 million, deposits of approximately $88.4 million, and stockholder's equity of approximately $14.1 million at December 31, 1997. First Federal's market area is comprised of sections of northeastern Illinois, including Waukegan and Gurnee, and is situated in the center of the Chicago-Milwaukee corridor.

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

     On December 16, 1997 the Company's Board of Directors announced that it had approved the merger of its two wholly owned subsidiaries, Bank of Waukegan and First Federal Bank, fsb. The Bank of Waukegan will be the surviving entity in the merger. The proposed merger is subject to the receipt of various bank regulatory approvals. Subject to regulatory approval, the merger will become effective during the second quarter of 1998.

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

LENDING ACTIVITIES

GENERAL - Both banks provide a range of commercial and retail lending services to corporations, partnerships and individuals, including, but not limited to, commercial business loans, commercial and residential real estate construction and mortgage loans, consumer loans, revolving lines of credit and letters of credit. The installment loan departments of each bank make direct and indirect loans to consumers and commercial customers. The mortgage departments originate and service commercial and residential mortgages. The majority of commercial mortgages are originated by the Bank, while the Thrift originates most of the residential mortgages.

     Each bank aggressively markets its services to qualified lending customers in both the commercial and consumer sectors. The Bank's commercial lending officers actively solicit the business of new companies entering the surrounding market as well as long-standing members of the business community. Through personalized professional service and competitive pricing, the Bank has been successful in attracting new commercial lending customers. At the same time, the Bank actively advertises its consumer loan products and continually attempts to make its lending officers more accessible.

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

MORTGAGE BANKING - The Thrift conducts a mortgage origination operation through its mortgage division. Since 1991, the Thrift began to fund conforming long-term residential mortgage loans and selling them in the secondary market with servicing retained. The Bank will also originate residential mortgages. As a result of such actions, the Thrift has built its mortgage servicing portfolio to approximately $64.9 million at December 31, 1997. Management believes that the retention of mortgage servicing provides First Federal with a relatively steady source of fee income as compared to fees generated solely from mortgage origination operations, while maintaining the customer relationship.

CONSUMER LENDING - The Company's consumer lending departments provide all types of consumer loans including motor vehicle, home improvement, home equity, student loans, unsecured loans and small personal credit lines.

TRUST DEPARTMENT - The Bank's trust department has been providing trust services to the community for over 10 years. Currently, the Bank has over $197 million of trust assets and provides a full complement of trust services for individuals and corporations including land trust services.

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

                                   EMPLOYEES

     The Registrant and its subsidiaries employed 111 full-time and 30 part-time employees as of December 31, 1997. None of the Registrant's employees is represented by any collective bargaining group. The Company offers a variety of employee benefits and management considers its employee relations to be good.

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

                          SUPERVISION AND REGULATION

     Financial institutions and their holding companies are extensively regulated under federal and state laws. As a result, the business, financial condition and prospects of the Company, the Bank and First Federal can be materially affected not only by management decisions and general economic conditions, but also by applicable statutes and regulations and other regulatory pronouncements and policies promulgated by regulatory agencies with jurisdiction over the Company, the Bank and First Federal, such as the Board of Governors of the Federal Reserve System ("FRB"), the Office of Thrift Supervision (the "OTS"), the Federal Deposit Insurance Corporation ("FDIC") and the Illinois Office of Banks and Real Estate (the "Office"). Such statutes, regulations and other pronouncements and policies are intended to protect depositors and the FDIC's deposit insurance funds, not to protect stockholders.

      The Company and its subsidiaries are "affiliates" within the meaning of the Federal Reserve Act so that the Bank and First Federal are subject to certain restrictions with respect to loans to the Company and certain other transactions with the Company or involving its securities.

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

     The Act also prohibits bank holding companies from acquiring substantially all the assets of or owning more than 5% of the voting shares of any bank or nonbanking company, which is not already majority owned, without the prior approval of the FRB. Beginning September 29, 1995 the Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") permits an adequately capitalized and adequately managed bank holding company to acquire, with FRB approval, a bank located in a state other than the bank holding company's home state, without regard to whether the transaction is permitted under any state law, except that a host state may establish by statute the minimum age of its banks (up to a maximum of 5 years) subject to acquisition by out-of-state bank holding companies. The FRB may not approve the acquisition if the applicant bank holding company, upon consummation, would control more that 10% of total U.S. insured depository institution deposits or more than 30% of the host state's total insured depository institution deposits. Effective as of September 29, 1994, the Interstate Act permits a bank, with the approval of the appropriate Federal bank regulatory agency, to establish a de novo branch in a state, other than the bank's home state, in which the bank does not presently maintain a branch if the host state has enacted a law that applies equally to all banks and expressly permits all out-of-state banks to branch de novo into the host state. Commencing June 1, 1997, banks having different home states may, with approval of the appropriate Federal bank regulatory agency, merge across state lines, unless the home state of a participating bank has opted-out. The Interstate Act permits, as of September 29, 1995, any bank subsidiary of a bank holding company to receive deposits, renew time deposits, close loans, service loans and receive payments on loans and other obligations as agent for a bank or thrift affiliate, whether such affiliate is located in a different state or in the same state. Illinois law allows the Bank to establish branches anywhere in the state.

     The Illinois Bank Holding Company Act permits Illinois bank holding companies to acquire control of banks in any state and permits bank holding companies whose principal place of business is in another state to acquire control of Illinois banks or bank holding companies upon satisfactory application to the Office. In reviewing any such application, the Office will review, among other things, compliance by the applicant with the requirements of the Community Reinvestment Act (the "CRA") and other information designed to determine such banks' abilities to meet community credit needs.

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

     Under FIRREA, an insured depository institution which is commonly controlled with another insured depository institution shall generally be liable for any loss incurred, or reasonably anticipated to be incurred, by the FDIC in connection with the default of such commonly controlled institution, or for any assistance provided by the FDIC to such commonly controlled institution, which is in danger of default. The term "default" is defined to mean the appointment of a conservator or receiver for such institution. Such liability is subordinated in right of payment to deposit liabilities, secured obligations, any other general or senior liability and any obligation subordinated to depositors and or other general creditors, other than obligations owed to any affiliate of the depository institution (with certain exceptions) and any obligations to stockholders in such capacity.

     The Bank is subject to regulation the FDIC, as well as by the Office. First Federal is primarily regulated by the OTS.

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

     Under the FDIC's risk-based insurance assessment system, each insured depository institution is placed in one of nine risk categories based on its level of capital and other relevant information. Each insured depository institution's insurance assessment rate is then determined by the risk category in which it has been classified by the FDIC. Under the assessment schedule applicable for the second semi-annual assessment period of 1997 to BIF-insured institutions (such as the Bank) and to SAIF-insured institutions (such as First Federal), assessment rates ranged from 0% to 0.27% of deposits. In addition, the Bank and First Federal are subject to "FICO assessments" to repay obligations issued by a federally chartered corporation to provide financing for resolving the thrift crises of the 1980s. The FICO assessment rate applicable to BIF-assessable deposits is limited by law to 20% of the rate applicable to SAIF-assessable deposits. Currently, the FICO assessment rate applicable to BIF-assessable deposits is 1.26 basis points, and the rate applicable to SAIF-assessable deposits is 6.30 basis points.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made revisions to several other federal banking statutes. In general, FDICIA subjects depository institutions to significantly increased regulation and supervision. Among other things, FDICIA requires federal bank regulatory authorities to take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements, and imposes certain restrictions upon depository institutions which meet minimum capital requirements but are not "well capitalized" for purposes of FDICIA. FDICIA and the regulations adopted under it establish five capital categories as follows, with the category for any institution determined by the lowest of any of these ratios:


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

Significantly
  Undercapitalized      Less than 3%         Less than 3%           Less than 6%




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

     Under FDICIA, a bank that is not well capitalized is generally prohibited from accepting or renewing brokered deposits and offering interest rates on deposits significantly higher than the prevailing rate in its normal market area or nationally (depending upon where the deposits are solicited); in addition, "pass through" insurance coverage may not be available for certain employee benefit accounts.

     FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to limitations on growth and are required to submit a capital restoration plan, which must be guaranteed by the institution's parent company. Institutions that fail to submit an acceptable plan, or that are significantly undercapitalized, are subject to a host of more drastic regulatory restrictions and measures.

     The Bank and First Federal are considered "well capitalized" according to FDICIA guidelines.

     FDICIA directs that each federal banking agency prescribe standards for depository institutions or depository institutions' holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses and other standards as they deem appropriate. Many regulations implementing these directives have been adopted by the agencies

BUSINESS-STATISTICAL DISCLOSURE

     The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and the Results of Operations" on Pages 11 through 26 of the 1997 Annual Report to Stockholders (filed as Exhibit 13, pages 23 through 38 of this report) is incorporated herein by reference.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

     The information set forth under the captions "Stock Market Information"; "Price Summary"; and "Cash Dividends" on Page 46 of the 1997 Annual Report to Stockholders (filed as Exhibit 13, page 58 of this report) is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The information set forth under the caption "Selected Consolidated Financial Data" on Page 10 of the 1997 Annual Report to Stockholders (filed as Exhibit 13, page 22 of this report) is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Pages 11 through 26 of the 1997 Annual Report to Stockholders (filed as Exhibit 13, pages 23 through 38 of this report) is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK

     The information set forth under the caption "Qunatitative and Qualitative Disclosures about Market Risk" on Pages 26 and 27 of the 1997 Annual Report to Stockholders (filed as Exhibit 13, pages 38 and 39 of this report) is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements of the Registrant and the Independent Auditors' Report as set forth on the following pages of the 1997 Annual Report to Stockholders (filed as Exhibit 13, to this report) are incorporated herein by reference:


                                                              Annual Report
                                                             to Stockholders
                                                                  Page
                                                             ---------------
Independent Auditors' Report                                       28

Consolidated Balance Sheets as of
  December 31, 1997 and 1996                                       29

Consolidated Statements of Income for the
  Years ended December 31, 1997, 1996 and 1995                     30

Consolidated Statements of Cash Flows for the
  Years ended December 31, 1997, 1996 and 1995                     31

Consolidated Statements of Stockholders'
  Equity for the Years ended
  December 31, 1997, 1996 and 1995                                 32

Notes to the Consolidated Financial Statements                     33

Parent Company only financial statements                           45


The portions of the 1997 Annual Report to Stockholders which are not specifically incorporated by reference as a part of this Form 10-K are not deemed to be a part of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS - The information with respect to Directors of the Registrant set forth under the caption "Directors and Executive Management" on page 2 of the Registrant's Proxy Statement, dated March 23, 1998, relating to the April 23, 1998 Annual Meeting of Stockholders is incorporated herein by reference.

EXECUTIVE OFFICERS - The Company's only executive officers are Mr. Fred Abdula, the President of the Company, and Mr. Kenneth W. Balza, the Vice President and Treasurer of the Company. The information with respect to Mr. Abdula and Mr. Balza is set forth under the caption "Directors and Executive Management" on page 2 of the Registrant's Proxy Statement, dated March 23, 1998, relating to the April 23, 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information set forth under the caption "Executive Compensation" and "Summary Compensation Table" on page 5 of the Registrant's Proxy Statement, dated March 23, 1998, relating to the April 23, 1998 Annual Meeting of Stock holders is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" on page 4 of the Registrant's Proxy Statement, dated March 23, 1998, relating to the April 23, 1998 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Compensation Committee Interlocks and Insider Participation" on pages 8 and 9 of the Registrant's Proxy Statement, dated March 23, 1998, relating to the April 23, 1998 Annual Meeting of Stockholders is incorporated herein by reference.

                                    PART IV

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

         11 Statement of Computation of per share earnings. Contained in Notes 1 and 14 to the consolidated financial statements, pages 34 and 44, 1997 Annual Report to Stockholders (filed as Exhibit 13 to this report) is incorporated by reference.

         13 Copy of the Company's Annual Report to Stockholders for the year ended December 31, 1997. This exhibit, except for portions thereof that have been specifically incorporated by reference into this report, is furnished for the information of the Commission and shall not be deemed "filed" as part hereof.

         21    List of Subsidiaries.

         27    Financial Data Schedule.

(b)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1997.

(c)      Exhibit List and Index

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, on this 20th day of March 1998.

NORTHERN STATES FINANCIAL CORPORATION
    (Registrant)


                                         Fred Abdula,
                                         Chairman of the Board
                                         and President
          /s/ Fred Abdula                (Principal Executive Officer)
-------------------------------------


                                         Thomas M. Nemeth,
                                         Assistant Vice President
                                         (Principal Financial Officer and
        /s/ Thomas M. Nemeth             Principal Accounting Officer)
-------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each director of the Registrant, whose signature appears below, hereby appoints Fred Abdula and Thomas M. Nemeth and each of them severally, as his attorney-in-fact, to sign in his name and on his behalf, as a director of the Registrant, and to file with the Commission any and all Amendments to this Report on Form 10-K, on this 20th day of March 1998.


Fred Abdula, Director                               /s/ Fred Abdula
                                                    --------------------------


Kenneth W. Balza, Director                          /s/ Kenneth W. Balza
                                                    --------------------------


Jack H. Blumberg, Director                          /s/ Jack H. Blumberg
                                                    --------------------------


Frank Furlan, Director                              /s/ Frank Furlan
                                                    --------------------------


Harry S. Gaples, Director                           /s/ Harry S. Gaples
                                                    --------------------------


Laurance A. Guthrie, Director                       /s/ Laurance A. Guthrie
                                                    --------------------------


James A. Hollensteiner, Director                    /s/ James A. Hollensteiner
                                                    --------------------------


Raymond M. Mota, Director                           /s/ Raymond M. Mota
                                                    --------------------------


Helen Rumsa, Director                               /s/ Helen Rumsa
                                                    --------------------------


Frank Ryskiewicz, Director                          /s/ Frank Ryskiewicz
                                                    --------------------------


Henry G. Tewes, Director                            /s/ Henry G. Tewes
                                                    --------------------------


Arthur J. Wagner, Director                          /s/ Arthur J. Wagner
                                                    --------------------------

             NORTHERN STATES FINANCIAL CORPORATION AND SUBSIDIARIES
                                  FORM 10-K
                    FOR THE YEAR ENDED DECEMBER 31, 1997

                                EXHIBIT INDEX


Exhibits                                                          Page(s)
--------                                                         ---------
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

11         Statement of Computation of per share earnings.
           Contained in Notes 1 and 14 to the consolidated
           financial statements, pages 34 and 44, 1997 Annual
           Report to Stockholders (filed as Exhibit 13 to
           this report) is incorporated by reference.            46 and 56

13         Copy of the Company's Annual Report to
           Stockholders for the year ended December 31,
           1997.  This exhibit, except for portions thereof
           that have been specifically incorporated by
           reference into this Report, is furnished for the
           information of the Commission and shall not be
           deemed "filed" as part hereof.                            22

21         List of Subsidiaries.                                     59

27         Financial Data Schedule.