Form 10-Q
period 1998-03-31
NORTHERN STATES FINANCIAL CORP /DE/
filed 1998-05-14
CIK 744485

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    United States
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.   20549

                               ------------------------

                                     FORM 10-Q

             [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                            OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ending March 31, 1998

                                         OR

             [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                            OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________  to __________

                               ------------------------

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

                               ------------------------

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

               4,446,865 shares of common stock were outstanding
                           as of May 5, 1998

                NORTHERN STATES FINANCIAL CORPORATION AND SUBSIDIARIES
                                      FORM 10-Q
                                    MARCH 31, 1998
                                        INDEX

                                                                     Page Number
PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements

      Condensed consolidated balance sheets at March 31,
      1998, December 31, 1997, and March 31, 1997                           2

      Condensed consolidated statements of income for the three
      months ended March 31, 1998 and 1997                                  3

      Condensed consolidated statements of comprehenesive income
      the three months ended March 31, 1998 and 1997                        4

      Condensed consolidated statements of cash flows for
      the three months ended March 31, 1998 and 1997                        5

      Notes to condensed consolidated financial statements             6 - 14


  Item 2.  Management's discussion and analysis of financial
           condition and results of operations                        15 - 20


  Item 7A. Quantitative and qualitative disclosures about
           market risk                                                21 - 23

PART II.   OTHER INFORMATION

      Signatures                                                           24


NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 1998, December 31, 1997 and March 31, 1997
(In thousands of dollars, except per share data)

                                                                       March 31,        December 31,           March 31,
      Assets                                                             1998                1997                1997
                                                                       ---------        ------------           ---------
Cash and due from banks. . . . . . . . . . . . . . . . . . . . .        $ 13,108            $ 14,200            $ 12,257
Interest bearing deposits in financial institutions. . . . . . .             212                 106                 655
Federal funds sold . . . . . . . . . . . . . . . . . . . . . . .          19,500              11,200              15,100
                                                                        --------            --------            --------
   Total cash and cash equivalents . . . . . . . . . . . . . . .          32,820              25,506              28,012
Interest bearing deposits in financial institutions -
    maturities over 90 days. . . . . . . . . . . . . . . . . . .             100                 100                 100
Securities available for sale. . . . . . . . . . . . . . . . . .         177,626             180,672             146,443
Loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         244,607             242,224             238,174
Less: Allowance for loan losses. . . . . . . . . . . . . . . . .          (5,458)             (5,430)             (5,014)
                                                                        --------            --------            --------
   Loans, net. . . . . . . . . . . . . . . . . . . . . . . . . .         239,149             236,794             233,160
Direct lease financing . . . . . . . . . . . . . . . . . . . . .           1,264               1,274                 952
Office buildings and equipment, net. . . . . . . . . . . . . . .           5,801               5,899               9,181
Other real estate owned, net of allowance for losses
   of $550, $544 and $537. . . . . . . . . . . . . . . . . . . .           2,549               2,555               2,765
Accrued interest receivable. . . . . . . . . . . . . . . . . . .           4,155               4,308               4,130
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .           1,743               1,878               2,687
                                                                        --------            --------            --------
   Total assets. . . . . . . . . . . . . . . . . . . . . . . . .        $465,207            $458,986            $427,430
                                                                        --------            --------            --------
                                                                        --------            --------            --------
      Liabilities and Stockholders' Equity
Liabilities
Deposits
   Demand - noninterest-bearing. . . . . . . . . . . . . . . . .        $ 40,866            $ 41,388            $ 41,234
   NOW accounts. . . . . . . . . . . . . . . . . . . . . . . . .          36,738              36,455              36,207
   Money market accounts . . . . . . . . . . . . . . . . . . . .          41,891              38,790              42,716
   Savings . . . . . . . . . . . . . . . . . . . . . . . . . . .          45,304              43,923              44,969
   Time, $100,000 and over . . . . . . . . . . . . . . . . . . .          88,849              93,469              70,134
   Time, under $100,000. . . . . . . . . . . . . . . . . . . . .          94,301              93,925              92,407
                                                                        --------            --------            --------
      Total deposits . . . . . . . . . . . . . . . . . . . . . .         347,949             347,950             327,667
Securities sold under repurchase agreements
   and other short-term borrowings . . . . . . . . . . . . . . .          35,798              38,504              33,381
Federal Home Loan Bank advances. . . . . . . . . . . . . . . . .          10,000               5,000                   0
Advances from borrowers for taxes and insurance. . . . . . . . .           1,596               1,166               1,371
Accrued interest payable and other liabilities . . . . . . . . .           7,830               6,171               6,097
                                                                        --------            --------            --------
      Total liabilities. . . . . . . . . . . . . . . . . . . . .         403,173             398,791             368,516

Stockholders' Equity
Common stock - $2 par value: 1,750,000 shares authorized;
   889,373, 889,373 and 889,273 shares issued and outstanding. .           1,779               1,779               1,779
Additional paid-in capital . . . . . . . . . . . . . . . . . . .          11,222              11,222              11,216
Retained earnings. . . . . . . . . . . . . . . . . . . . . . . .          48,451              46,725              43,431
Unrealized gain (loss) on securities available for sale, net . .             582                 469                (512)
                                                                        --------            --------            --------
   Total stockholders' equity. . . . . . . . . . . . . . . . . .          62,034              60,195              55,914
                                                                        --------            --------            --------
   Total liabilities and stockholders' equity. . . . . . . . . .        $465,207            $458,986            $424,430
                                                                        --------            --------            --------
                                                                        --------            --------            --------

     The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three months ended March 31, 1998 and 1997
(In thousands of dollars, except per share data)

                                                                            Three months ended
                                                                       March 31,           March 31,
                                                                         1998                1997
                                                                       ---------           ---------
Interest income
  Loans (including fee income) . . . . . . . . . . . . . . . . .          $5,549              $5,282
  Securities
    Taxable. . . . . . . . . . . . . . . . . . . . . . . . . . .           2,504               1,968
    Exempt from federal income tax . . . . . . . . . . . . . . .             257                 296
  Interest bearing deposits in financial
    institutions . . . . . . . . . . . . . . . . . . . . . . . .               9                   8
  Federal funds sold . . . . . . . . . . . . . . . . . . . . . .             218                 229
                                                                          ------              ------
      Total interest income. . . . . . . . . . . . . . . . . . .           8,537               7,783
                                                                          ------              ------
Interest expense
  Time deposits. . . . . . . . . . . . . . . . . . . . . . . . .           2,609               2,232
  Other deposits . . . . . . . . . . . . . . . . . . . . . . . .           1,021               1,022
  Other borrowings . . . . . . . . . . . . . . . . . . . . . . .             560                 404
                                                                          ------              ------
    Total interest expense . . . . . . . . . . . . . . . . . . .           4,190               3,658
                                                                          ------              ------
Net interest income. . . . . . . . . . . . . . . . . . . . . . .           4,347               4,125
Provision for loan losses. . . . . . . . . . . . . . . . . . . .              10                 180
                                                                          ------              ------
Net interest income after provision for
  loan losses. . . . . . . . . . . . . . . . . . . . . . . . . .           4,337               3,945
                                                                          ------              ------
Other income
  Service fees on deposits . . . . . . . . . . . . . . . . . . .             267                 334
  Trust income . . . . . . . . . . . . . . . . . . . . . . . . .             171                 144
  Net gains on sales of loans. . . . . . . . . . . . . . . . . .              64                  35
  Other operating income . . . . . . . . . . . . . . . . . . . .             123                 235
                                                                          ------              ------
    Total other income . . . . . . . . . . . . . . . . . . . . .             625                 748
                                                                          ------              ------
Other expenses
  Salaries and employee benefits . . . . . . . . . . . . . . . .           1,538               1,322
  Occupancy and equipment expenses, net. . . . . . . . . . . . .             290                 333
  Data processing expense. . . . . . . . . . . . . . . . . . . .             116                 140
  FDIC deposit insurance expense . . . . . . . . . . . . . . . .              21                  22
  Other real estate owned expenses . . . . . . . . . . . . . . .              24                  68
  Other operating expenses . . . . . . . . . . . . . . . . . . .             481                 524
                                                                          ------              ------
    Total other expenses . . . . . . . . . . . . . . . . . . . .           2,470               2,409
                                                                          ------              ------
Income before income taxes . . . . . . . . . . . . . . . . . . .           2,492               2,284
Provision for income taxes . . . . . . . . . . . . . . . . . . .             766                 702
                                                                          ------              ------
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . .          $1,726              $1,582
                                                                          ------              ------
                                                                          ------              ------
Basic earnings per common share, as adjusted for 5-for-1
  stock split. . . . . . . . . . . . . . . . . . . . . . . . . .           $0.39               $0.36

Diluted earnings per common share, as adjusted for 5-for-1
  stock split. . . . . . . . . . . . . . . . . . . . . . . . . .           $0.39               $0.36

     The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three months ended March 31, 1998 and 1997
(In thousands of dollars, except per share data)

                                                                            Three months ended
                                                                       March 31,           March 31,
                                                                         1998                 1997
                                                                       ---------           ---------
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . .          $1,726              $1,582
Other comprehensive income:
  Unrealized gains (losses) arising during period
    on securities available for sale, net of tax
    of $73 and ($299). . . . . . . . . . . . . . . . . . . . . .             113                (503)
                                                                          ------              ------
Comprehensive income . . . . . . . . . . . . . . . . . . . . . .           1,839               1,079
                                                                          ------              ------
                                                                          ------              ------

      The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 1998 and 1997
(In thousands of dollars)

                                                                       March 31,           March 31,
                                                                         1998                1997
                                                                       ---------           ---------
Cash flows from operating activities
       Net income. . . . . . . . . . . . . . . . . . . . . . . .         $ 1,726             $ 1,582
       Adjustments to reconcile net income to cash from
        operating activities:
          Depreciation . . . . . . . . . . . . . . . . . . . . .             137                 132
          Provision for loan losses. . . . . . . . . . . . . . .              10                 180
          Provision for losses on other real estate owned. . . .               6                   5
          Deferred loan fees . . . . . . . . . . . . . . . . . .              18                  (3)
          Proceeds from sales of loans . . . . . . . . . . . . .           4,082               1,897
          Loans originated for sale. . . . . . . . . . . . . . .          (3,886)             (2,128)
          Net gains on sales of loans. . . . . . . . . . . . . .             (64)                (29)
          Net gains on sales of other real estate owned. . . . .               0                (134)
          Amortization of mortgage servicing rights. . . . . . .              12                   0
          Net change in interest receivable. . . . . . . . . . .             153                (175)
          Net change in interest payable . . . . . . . . . . . .              25                  18
          Net change in other assets . . . . . . . . . . . . . .              93                 480
          Net change in other liabilities. . . . . . . . . . . .           1,591                 924
                                                                          ------              ------
             Net cash from operating activities. . . . . . . . .           3,903               2,749
                                                                          ------              ------
Cash flows from investing activities
          Proceeds from maturities of securities available
            for sale . . . . . . . . . . . . . . . . . . . . . .          48,002              16,696
          Purchases of securities available for sale . . . . . .         (44,770)            (14,191)
          Change in loans made to customers. . . . . . . . . . .          (2,515)             (5,263)
          Property and equipment expenditures. . . . . . . . . .             (39)                (63)
          Net change in direct lease financing . . . . . . . . .              10                  47
          Proceeds from sales of other real estate owned . . . .               0                 210
                                                                          ------              ------
             Net cash from investing activities. . . . . . . . .             688              (2,564)
                                                                          ------              ------
Cash flows from financing activities
          Net change in:
            Deposits (1) . . . . . . . . . . . . . . . . . . . .          (1,128)
            Securities sold under repurchase agreements
              and other short-term borrowings. . . . . . . . . .           2,294              (3,377)
            Advances from borrowers for taxes and insurance. . .             430                 350
                                                                          ------              ------
             Net cash from financing activities. . . . . . . . .           2,723              (4,155)
                                                                          ------              ------
Net change in cash and cash equivalents. . . . . . . . . . . . .           7,314              (3,970)
Cash and cash equivalents at beginning of period . . . . . . . .          25,506              31,982
                                                                          ------              ------
Cash and cash equivalents at end of period . . . . . . . . . . .         $32,820             $28,012
                                                                          ------              ------
                                                                          ------              ------
Supplemental disclosures
          Cash paid during the period for
             Interest. . . . . . . . . . . . . . . . . . . . . .         $ 4,165              $3,640
             Income taxes. . . . . . . . . . . . . . . . . . . .              75                   0

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                  NORTHERN STATES FINANCIAL CORPORATION

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 1998

           (Dollar amounts in thousands, except per share data)

                               (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

     The accompanying interim condensed consolidated financial statements are prepared without audit and reflect all adjustments which are of a normal and recurring nature and, in the opinion of management, are necessary to present interim financial statements of Northern States Financial Corporation (the Company) in accordance with generally accepted accounting principles. The interim financial statements do not purport to contain all the necessary financial disclosures covered by generally accepted accounting principles that might otherwise be necessary for complete financial statements.

     The condensed consolidated balance sheets are as of March 31, 1998, December 31, 1997 and March 31, 1997. The condensed consolidated statements of income and the condensed consolidated statements of comprehensive income are for the three months ended March 31, 1998 and 1997. The condensed consolidated statements of cash flows are for the three months ended March 31, 1998 and 1997.

     The interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes (or notes thereto) of the Company for the years ended December 31, 1997, 1996 and 1995.

     The results of operations for the three month period ended March 31, 1998, are not necessarily indicative of the results to be expected for the full year.

     Basic earnings per share is based on weighted-average shares outstanding. Diluted earnings per share further assumes issue of any dilutive potential common shares. On April 23, 1998 the stockholders approved an amendment to increase the authorized common shares from 1,750,000 to 6,500,000 and effect a 5-for-1 stock split. The split became effective to stockholders of record on May 5, 1998 and an additional 4 shares of common stock for each share will be mailed on or about May 15, 1998. Basic earnings per share and diluted earnings per share have been restated for all periods to reflect the effect of the 5-for-1 stock split.

                  NORTHERN STATES FINANCIAL CORPORATION

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 1998

           (Dollar amounts in thousands, except per share data)

                               (Unaudited)


NOTE 2 - SECURITIES

     The amortized cost, gross unrealized gains and losses and fair value of securities available for sale as of March 31, 1998, December 31, 1997 and March 31, 1997 are as follows:

March 31, 1998
--------------
                                                        Amortized                   Gross Unrealized                 Fair
Securities available for sale                              Cost                Gains            Losses               Value
                                                        ---------------------------------------------------------------------
U.S. Treasury. . . . . . . . . . . . . . . . . . .       $ 20,057              $   22                 ($4)          $  20,075
U.S. Government agencies and corporations. . . . .        121,099                 100                (196)            121,003
States and political subdivisions. . . . . . . . .         21,153                 698                  (7)             21,844
Mortgage-backed securities . . . . . . . . . . . .         12,297                 143                  (6)             12,434
Equity securities. . . . . . . . . . . . . . . . .          2,069                 219                 (18)              2,270
                                                        ---------------------------------------------------------------------
   Total . . . . . . . . . . . . . . . . . . . . .       $176,675              $1,182               ($231)          $ 177,626
                                                        ---------------------------------------------------------------------
                                                        ---------------------------------------------------------------------
December 31, 1997
-----------------                                       Amortized                   Gross Unrealized                 Fair
Securities available for sale                              Cost                Gains            Losses               Value
                                                        ---------------------------------------------------------------------
U.S. Treasury. . . . . . . . . . . . . . . . . . .       $ 14,017              $   15                 ($1)          $  14,031
U.S. Government agencies and corporations. . . . .        129,077                  45                (250)            128,872
States and political subdivisions. . . . . . . . .         21,712                 720                 (24)             22,408
Mortgage-backed securities . . . . . . . . . . . .         13,033                 137                 (47)             13,123
Equity securities. . . . . . . . . . . . . . . . .          2,069                 196                 (27)              2,238
                                                        ---------------------------------------------------------------------
   Total . . . . . . . . . . . . . . . . . . . . .       $179,908              $1,113               ($349)          $ 180,672
                                                        ---------------------------------------------------------------------
                                                        ---------------------------------------------------------------------
March 31, 1997
--------------                                          Amortized                   Gross Unrealized                 Fair
Securities available for sale                              Cost                Gains            Losses               Value
                                                        ---------------------------------------------------------------------

U.S. Treasury. . . . . . . . . . . . . . . . . . .       $ 12,063                $  7                ($12)           $ 12,058
U.S. Government agencies and corporations. . . . .         93,855                   7              (1,260)             92,602
States and political subdivisions. . . . . . . . .         23,782                 495                 (76)             24,201
Mortgage-backed securities . . . . . . . . . . . .         15,487                 118                (163)             15,442
Equity securities and mutual fund
   investment in debt securities . . . . . . . . .          2,091                 141                 (92)              2,140
                                                        ---------------------------------------------------------------------
   Total . . . . . . . . . . . . . . . . . . . . .       $147,278                $768             ($1,603)           $146,443
                                                        ---------------------------------------------------------------------
                                                        ---------------------------------------------------------------------

                  NORTHERN STATES FINANCIAL CORPORATION

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 1998

           (Dollar amounts in thousands, except per share data)

                               (Unaudited)



     Contractual maturities of debt securities at March 31, 1998 were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.


                                               Amortized             Fair
  Securities available for sale                  Cost               Value
                                               ---------------------------
     Due in one year of less . . . . . .       $ 16,682           $ 16,695
     Due after one year through
          five years . . . . . . . . . .        130,791            131,152
     Due after five years through
          ten years. . . . . . . . . . .         14,836             15,075
                                               ----------------------------
                                                162,309            162,922
     Mortgage-backed securities. . . . .         12,297             12,434
     Equity securities . . . . . . . . .          2,069              2,270
                                               ----------------------------
          Total. . . . . . . . . . . . .       $176,675           $177,626
                                               ---------------------------
                                               ---------------------------

     Mortgage-backed securities are comprised of investments in pools of residential mortgages. The mortgage pools are issued and guaranteed by the Federal Home Loan Mortgage Corporation (FHLMC), the Government National Mortgage Corporation (GNMA) or the Federal National Mortgage Association (FNMA).

    Agency securities with call options totalled $118,493 at March 31, 1998. As of March 31, 1998, the Company held structured notes with an amortized cost of $2,000 and fair value of $1,998. These securities were issued by the Federal Home Loan Bank (FHLB) and the FHLMC. The structured notes are comprised of securities which have coupon interest rates which step up periodically during the term to maturity.

     There were no sales of securities during the three months ended March 31, 1998 and 1997.

    Securities carried at $110,368 and $100,495 at March 31, 1998 and 1997 were pledged to secure public deposits, repurchase agreements and for other purposes as required or permitted by law.

                  NORTHERN STATES FINANCIAL CORPORATION

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 1998

           (Dollar amounts in thousands, except per share data)

                               (Unaudited)


NOTE 3 - LOANS

     The Company makes loan to, and obtains deposits from, customers primarily in Lake County, Illinois and surrounding areas. Most loans are secured by specific items of collateral, including commercial and residential real estate and other business and consumer assets.

     Loans at March 31, 1998, December 31, 1997 and March 31, 1997 were as follows:

                                                   March 31,        December 31,           March 31,
                                                     1998               1997                 1997
                                                   -------------------------------------------------
          Commercial . . . . . . . . . . . . . . .  $ 56,835            $ 54,701            $ 53,162
          Real estate - construction . . . . . . .    25,084              26,768              26,735
          Real estate - mortgage . . . . . . . . .   154,185             152,856             149,821
          Installment. . . . . . . . . . . . . . .     9,154               8,544               9,182
                                                   -------------------------------------------------
            Total loans. . . . . . . . . . . . . .   245,258             242,869             238,900
          Unearned income. . . . . . . . . . . . .      (142)               (154)               (200)
          Deferred loan fees . . . . . . . . . . .      (509)               (491)               (526)
                                                   -------------------------------------------------
            Loans, net of unearned income
            and deferred loan fees . . . . . . . .   244,607             242,224             238,174
          Allowance for loan losses. . . . . . . .    (5,458)             (5,430)             (5,014)
                                                   -------------------------------------------------
            Loans, net . . . . . . . . . . . . . .  $239,149            $236,794            $233,160
                                                   -------------------------------------------------
                                                   -------------------------------------------------

     Loans held for sale on March 31, 1998, December 31, 1997 and March 31, 1997 were approximately $1,206, $1,338 and $1,153 and are classified as real estate loans.

     Non-performing loans, which includes loans contractually past due ninety days or more, loans accounted for on a nonaccrual basis, and loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower, amounted to $1,021 at March 31, 1998, $1,006 at December 31, 1997 and $1,480 at
March 31, 1997.

                  NORTHERN STATES FINANCIAL CORPORATION

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 1998

           (Dollar amounts in thousands, except per share data)

                               (Unaudited)


     Impaired loans were as follows for March 31, 1998, December 31, 1997 and March 31, 1997:

                                                     March 31,        December 31,           March 31,
                                                        1998              1997                 1997
                                                     -------------------------------------------------
        Loans with no allowance
          for losses allocated . . . . . . . . . .      $  0                $  0              $    0
        Loans with allowance
          for losses allocated . . . . . . . . . .       625                 754               1,212
        Amount of the allowance
          allocated. . . . . . . . . . . . . . . .        97                 125                 121

     Average balance and income recognized on impaired loans were as follows for the three months ended March 31, 1998 and March 31, 1997:

                                                                                Three months ended
                                                                          March 31,           March 31,
                                                                            1998                1997
                                                                          -----------------------------
        Average of impaired
          loans during the period. . . . . . . . . . . . . . . . . . .      $710               $1,056
        Interest income recognized
          during the impairment period . . . . . . . . . . . . . . . .        10                    3
        Cash-basis interest income recognized
          during the impairment period . . . . . . . . . . . . . . . .        10                    3


     The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet financing needs of its customers. These financial instruments include commitments to make loans, standby letters of credit, and unused lines of credit. The Company's exposure to credit loss in the event of nonperformance by the other parties to these financial instruments is represented by the contractual amount of the instruments. The Company uses the same credit policy to make such commitments as it uses for on-balance-sheet items.

                  NORTHERN STATES FINANCIAL CORPORATION

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 1998

           (Dollar amounts in thousands, except per share data)

                               (Unaudited)


     At March 31, 1998, December 31, 1997 and March 31, 1997, the contract amount of the Company's off-balance sheet commitments was as follows:

                                                      March 31,        December 31,         March 31,
                                                        1998               1997               1997
                                                      -----------------------------------------------
   Unused lines of credit and
   commitments to make loans:
     Fixed rate . . . . . . . . . . . . . . . . .     $29,240             $20,388             $19,205
     Variable rate. . . . . . . . . . . . . . . .      56,996              54,339              48,562
                                                      -----------------------------------------------
        Total . . . . . . . . . . . . . . . . . .     $86,236             $74,727             $67,767
                                                      -----------------------------------------------
                                                      -----------------------------------------------

   Standby letters of credit . . . . . . . . . . .    $ 7,165             $ 6,891             $ 6,140

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

                             March 31, 1998

           (Dollar amounts in thousands, except per share data)

                               (Unaudited)


NOTE 4 - ALLOWANCE FOR LOAN LOSSES AND OTHER REAL ESTATE OWNED LOSSES

     Activity in the allowance for loan losses for the three months ended March 31, 1998, twelve months ended December 31, 1997 and three months ended March 31, 1997 is as follows:

                                                      March 31,        December 31,         March 31,
                                                         1998              1997                1997
                                                      -----------------------------------------------
        Balance at beginning of year . . . . . . .    $5,430              $4,839               $4,839
        Provision charged to operating expense . .        10                 480                  180
        Loans charged off. . . . . . . . . . . . .        (1)               (209)                 (56)
        Recoveries on loans
          previously charged off . . . . . . . . .        19                 320                   51
                                                      -----------------------------------------------
           Balance at end of period. . . . . . . .    $5,458              $5,430               $5,014
                                                      -----------------------------------------------
                                                      -----------------------------------------------

     Activity in the allowance for other reals estate owned losses for the three months ended March 31, 1998, twelve months ended December 31, 1997 and three months ended March 31, 1997 is as follows:

                                                      Sept. 30,        December 31,         Sept. 30,
                                                        1997                1996               1996
                                                      -----------------------------------------------
        Balance at beginning of year . . . . . . .      $544                $532                $532
        Provision charged to operating expense . .         6                  21                   5
        Losses on other real estate owned. . . . .         0                  (9)                  0
                                                      -----------------------------------------------
           Balance at end of period. . . . . . . .      $550                $544                $537
                                                      -----------------------------------------------
                                                      -----------------------------------------------

                  NORTHERN STATES FINANCIAL CORPORATION

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 1998

           (Dollar amounts in thousands, except per share data)

                               (Unaudited)


NOTE 5 - PROVISION FOR INCOME TAX

     The provision for income taxes represents federal and state income tax expense calculated using annualized rates on taxable income generated during the respective periods.


NOTE 6 - STOCKHOLDERS' EQUITY

     For the three months ended March 31, 1998 total stockholders' equity increased $1,839. The increase is a result of net income of $1,726, plus the change in the valuation allowance from December 31, 1997 for the fair value of securities available for sale, net of tax, of $113.

     For the three months ended March 31, 1997 total stockholders' equity increased $1,079 due to net income of $1,582, less the change in the valuation allowance from December 31, 1996 for the fair value of securities available for sale, net of tax, of $503.


NOTE 7 - OMNIBUS INCENTIVE PLAN INSTRUMENTS

     The 1992 Omnibus Incentive Plan (the Plan) authorizes the issuance of up to 75,000 shares of the Company's common stock, including the granting of non-qualified stock options, restricted stock and stock appreciation rights. Effective May 5, 1998, as a result of the 5-for-1 stock split, the Shares authorized under the Plan increased to 375,000 shares.

     Statement of Financial Accounting Standards No. 123 which became effective for 1996, requires pro forma disclosures for companies that do not adopt its fair value accounting method for stockbased employee compensation. The Company did not grant any stock options during the three months ended March 31, 1998 or during the entire year, 1997.

                  NORTHERN STATES FINANCIAL CORPORATION

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 1998

           (Dollar amounts in thousands, except per share data)

                               (Unaudited)


     Stock options may be used to reward directors and employees and provide them with an additional equity interest in the Company. Options have been issued for 10 year periods and are fully vested when granted. The following information about option grants does not reflect the 5-for-1 stock split effective May 5, 1998:


                                                                        Number of      Weighted-Avg.
                                                                         Options      Exercise Price
                                                                        ---------     --------------
        Outstanding at January 1, 1997 . . . . . . . . . . . .              5,178             $41.62

        Exercised during period ended
          March 31, 1997 . . . . . . . . . . . . . . . . . . .                  0                  0
                                                                        ----------------------------

        Outstanding at March 31, 1997. . . . . . . . . . . . .              5,178             $41.62
                                                                        ---------
                                                                        ---------


        Outstanding at January 1, 1998 . . . . . . . . . . . .              5,078             $41.62

        Exercised during period ended
          March 31, 1998 . . . . . . . . . . . . . . . . . . .                  0                  0
                                                                        ----------------------------
        Outstanding at March 31, 1998. . . . . . . . . . . . .              5,078             $41.62
                                                                        ---------
                                                                        ---------

     At March 31, 1998, options outstanding ranged in exercise price from $41.60 to $42.00 which does not reflect the 5-for-1 stock split effective May 5, 1998 and had a remaining option life of 3.75 years.

     The Company at its discretion may grant stock appreciation rights under the Plan. A stock appreciation right entitles the holder to receive from the Company an amount equal to the excess, if any, of the aggregate fair market value of the Company's common stock which is the subject of such a grant over the grant price. During the three months ended March 31, 1998 and 1997 no stock appreciation rights were exercised. As of March 31, 1998 and 1997, 3,248 and 3,904 stock appreciation rights were outstanding that had been awarded at $41.60 which does not reflect the 5-for-1 stock split effective May 5, 1998. The Company's expense was $140 and $20 for the three months ended March 31, 1998 and 1997. The stock appreciation rights will expire during 2002.

                        NORTHERN STATES FINANCIAL CORPORATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS


     The following discussion focuses on the consolidated financial condition of the Northern States Financial Corporation at March 31, 1998 and the consolidated results of operations for the three month period ending
March 31, 1998, compared to the same period of 1997. The purpose of this discussion is to provide a better understanding of the condensed consolidated financial statements and the operations of its subsidiaries, the Bank of Waukegan ("The Bank") and First Federal Bank, fsb ("First Federal" or "The Thrift"). This discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto included herein.

     The statements contained in this management's discussion and analysis that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this report that a number of important factors could cause the Company's actual results subsequent to March 31, 1998 to differ materially from those expressed in any such forward-looking statements.

FINANCIAL CONDITION

     The consolidated total assets for the Company were $465.2 million at March 31, 1998, increasing $6.2 million or 1.36% from the Company's year-end, December 31, 1997.

     Securities in total declined $3.0 million or 1.69% from the previous year-end. The statement of cashflows shows that $3.2 million more in securities matured than were purchased during the first quarter of 1998. The fair value of securities increased $.2 million over the same period due to changes in market conditions. The cashflows from the maturing securities was used to fund loan growth.

     Loan demand caused the Company's loans to increase $2.4 million or .98% from December 31, 1997. Commercial loans grew $2.1 million and real estate mortgages increased $1.3 million. A large percentage of the real estate mortgage loans booked were commercial related mortgages that initially were short-term commercial loans or construction loans. Real estate construction loans declined $1.7 million from year-end due to the cyclical nature of the construction business and the decline in construction during the winter months. The Company experienced an increase of $.6 million to its installment loan portfolio from year-end.

     During the three months of 1998 deposits at the Company remained constant at $347.9 million. Total time deposits declined $4.2 million primarily in time deposits, $100,000 and over. Money market, NOW and savings accounts grew $3.1 million, $.3 and $1.4 million from December 31, 1997 indicating a shift by depositors to shorter term and more liquid deposits. Noninterest-bearing demand deposits declined slightly by $.5 million.

     Securities sold under repurchase agreements and other short-term borrowings at the Company declined $2.7 million from December 31, 1997 to $35.8 million at March 31, 1998. These funds mainly consist of securities sold under repurchase agreement that are offered through an overnight repurchase agreement product and a term product with maturities from 7 days to one year. Repurchase agreements provide a source of funds to the Company that do not increase reserve requirements with the Federal Reserve Bank or create an expense relating to FDIC insurance and, therefore, are less costly to the Company. The decrease in repurchase agreement funds has been the result of commercial customers drawing down their balances to make capital expenditures which is indicative of the expansion of the local economy.

                      NORTHERN STATES FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


          The Company has received term advances from the Federal Home Loan Bank in the amount of $10,000,000. These funds were used to purchase U.S. Government agency securities that have call provisions on the same date that the advances are due to be repaid.

     Total stockholders' equity increased $1,839,000 during the three months ended March 31, 1998. The increase is the result of net income of $1,726,000, plus the adjustment in the valuation allowance for the market value of securities available for sale, net of tax, of $113,000.

     The tier 1 capital to average assets ratio at March 31, 1998 was 14.10% and the total capital to asset ratio, on a risk adjusted basis, amounted to 22.06%, exceeding the minimum required to be capitalized under prompt corrective action regulations, which minimums are 5.00% and 10.00%. Book value per share, which is stated to reflect the 5-for-1 stock split approved on April 23, 1998, was $13.95 at March 31, 1998 as compared to $13.54 at December 31, 1997. On March 31, 1998, the Company and its subsidiaries were in compliance with all applicable regulatory capital requirements.

RESULTS OF OPERATIONS

NET INCOME

     The consolidated net income for the quarter ended March 31, 1998 was $1,726,000, an increase of $144,000 or 9.10%, as compared to net income of $1,582,000 for the same period the previous year. The annualized return on average assets was 1.50% for the quarter which equaled the return on average assets for the quarter the previous year.

NET INTEREST INCOME

     Net interest income, the difference between interest income earned on average interest earning assets and interest expense on average interest bearing liabilities, increased $222,000 or 5.38% during the three months ended March 31, 1998, compared to the same three months in 1997. The increase in net interest income for the first quarter of 1998 is from increases in average interest earning assets during the first quarter of 1998 as compared to the same period last year. As evidenced in Table 1, "Analysis of Average Balance and Tax Equivalent Rates for the Three Months ended March 31, 1998 and 1997", average interest earning assets during the first quarter of 1998 were $437.8 million as compared to $397.5 million last year. Table 1 shows the yield on interest earning assets declined slightly to 7.97% during the first quarter of 1998 as compared to 8.01% last year. The Table also indicates that rates paid on interest bearing liabilities increased to 4.78% during the three months ended March 31, 1998 as compared to 4.58% for the same period last year as increased rates were paid on time deposits and other borrowings. The net yield on interest earning assets declined 20 basis points to 4.13% during the first quarter of 1998 as compared to 4.33% last year. Even though the net yield declined the increased volume of interest earning assets increased overall net interest income during the quarter. During the first quarter of 1998 management has decreased the rates offered on time deposits by 30 basis points in order to increase the net yield on interest earning assets. As time deposits mature and renew the impact of this reduction in time deposit rates will begin to be observed.

                       NORTHERN STATES FINANCIAL CORPORATION

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS


                                       TABLE 1

                        NORTHERN STATES FINANCIAL CORPORATION
                 ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES
                  For the Three Months Ended March 31, 1998 and 1997
                                      ($000s)

                                                      1998                         1997
                                           ------------------------    -------------------------
                                           Average                     Average
                                           Balance  Interest   Rate    Balance    Interest   Rate
                                           ------------------------------------------------------
Assets
   Loans (1)(2)(3)                        $242,022   $5,584    9.23%   $233,496     $5,313   9.10%
   Taxable securities                      159,616    2,504    6.29%    123,703      1,968   6.32%
   Securities exempt from
    taxes (2)                               19,621      389    8.24%     22,007        449   8.39%
   Interest bearing deposits in banks          700        9    5.14%        670          8   4.78%
   Federal funds sold                       15,856      218    5.50%     17,613        229   5.20%
                                          --------   ------            --------     ------
    Interest earning assets                437,815    8,704    7.97%    397,489      7,967   8.01%
                                                     ------                         ------
   Noninterest earning assets               20,984                       23,275
                                          --------                     --------
    Average assets                        $458,799                     $420,764
                                          --------                     --------
                                          --------                     --------
Liabilities and stockholders' equity
   NOW deposits                            $37,382      291    3.11%    $37,179        270   2.90%
   Money market deposits                    41,287      407    3.94%     43,371        427   3.94%
   Savings deposits                         44,189      323    2.92%     44,234        325   2.94%
   Time deposits                           185,128    2,609    5.64%    161,128      2,232   5.54%
   Other borrowings                         42,717      560    5.24%     33,524        404   4.82%
                                          --------    -----            --------      -----
    Interest bearing
     liabilities                           350,703    4,190    4.78%    319,436      3,658   4.58%
                                                      -----                          -----
   Demand deposits                          38,523                       39,371
   Other noninterest bearing liabilities     8,576                        6,585
   Stockholders' equity                     60,997                       55,372
                                          --------                     --------
    Average liabilities and
     stockholders' equity                 $458,799                     $420,764
                                          --------                     --------
                                          --------                     --------
    Net interest income                              $4,514                         $4,309
                                                     ------                         ------
                                                     ------                         ------
    Net yield on interest
     earning assets                                            4.13%                         4.33%
                                                               -----                         -----
                                                               -----                         -----
     Liabilities to earning
     assets ratio                                             80.31%                        80.33%
                                                              ------                        ------
                                                              ------                        ------

(1) - Interest income on loans includes loan origination fees of $130 and $90 for the three months ended March 31, 1998 and 1997.

(2) - Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34% rate.

(3) - Non-accrual loans are included in average loans.

                       NORTHERN STATES FINANCIAL CORPORATION

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS



PROVISION FOR LOAN LOSSES

  The provision for loan losses was $10,000 for the quarter ended March 31, 1998 compared to $180,000 for the same period the previous year. Management, with the concurrence of the Board of Directors, lowered the provision for loan losses during the first quarter of 1998 after a careful review of the adequacy of the allowance for loan losses and the levels of non-performing and impaired loans.

   At March 31, 1998, the allowance for loan losses was $5,458,000 or 2.23% of loans as compared to $5,014,000 or 2.11% of loans at March 31, 1997. Nonperforming loans, at March 31, 1998, were $1,021,000, down from $1,480,000 at March 31, 1997. Impaired loans were $625,000 or .26 % of loans at March 31, 1998 as compared to impaired loans of $1,212,000 or .51% of loans at March 31, 1997. The amount of the allowance for loan losses allocated for impaired loans at March 31, 1998 was $97,000 compared to $121,000 at March 31, 1997. During the first three months of 1998 only $1,000 in loans were charged off to the allowance for loan losses as compared to $56,000 during the same period of 1997. During the first three months of 1998 recoveries of loans previously charged off were $19,000 as compared to $51,000 during the same period in 1997.

  The adequacy of the allowance for loan losses is analyzed by management and the Board of Directors at least quarterly. Loans judged to be impaired, loans with potential loss exposure, loans that are no longer accruing interest, and historical net loan loss percentages are reviewed in the analysis of the allowance for loan losses. Based on management's and the Board of Directors' analysis, the allowance for loan losses at March 31, 1998 is adequate to cover future possible loan losses. If the level of impaired and non-performing loans remains low during the balance of 1998 there will be further reductions to the loan loss provision in 1998 as compared to 1997.

NONINTEREST INCOME

  Noninterest income for the three months ended March 31, 1998 was $625,000 as compared to $748,000 for the three months ended March 31, 1997, a decrease of $123,000. Service fees on deposits decreased by $67,000 as compared to the same quarter last year because of decreased overdraft fee income of $38,000 and service charge income on checking accounts of $15,000. The decreased overdraft fee income and service charge income can be in part be explained by the decrease in the number of checking accounts at the Company which declined 231 accounts or 2.54% from March 31, 1997. Most of the decreased accounts belonged to customers with lower balances who were assessed higher service charges and became overdrawn more often. Many of these customers were lost to local credit unions which have lower balance requirements and fees. Trust fee income increased $27,000 during the three months ended March 31, 1998 due to increased trust business. Other income from gains on sales on loans increased $29,000 during the first quarter of 1998 in that loans sold on the secondary market increased to $4.1 million during the first quarter if 1998 as compared to $1.9 million during the same period last year. Other operating income during the first quarter of 1998 was $112,000 less than the same period last year as the Company during the first quarter of 1997 had a gain of $134,000 on the sale of a property classified as other real estate owned.

                       NORTHERN STATES FINANCIAL CORPORATION

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS



NONINTEREST EXPENSES

  Noninterest expenses increased $61,000 or 2.53% during the three months ended March 31, 1998. The Company's efficiency ratio, noninterest expenses divided by the sum of net interest income and noninterest income was 49.68% for the first quarter of 1998 as compared to 49.44% for the first quarter of 1997. The efficiency ratio is frequently used as an indicator as to how well a financial institution manages its noninterest expenses with a decreasing ratio indicating improved performance. Compared to its peers, the Company's ability to control overhead is one of its operating strengths.

  Expenses relating to salaries and employee benefits increased of $216,000 during the first quarter of 1998 compared to the same period last year. Expenses relating to stock appreciation rights increased $120,000 during the first three months of 1998 compared to last year as the result of increases in the market price of the Company's stock. Annual salary increases took effect during the first quarter of 1998 and a new senior lender was hired at the Bank during the third quarter of 1997 which also increased salaries and employee benefits compared to last year.

  Occupancy expenses for the first quarter of 1998 were $290,000 which was a decline of $43,000 from the first quarter of 1997. This decline in occupancy expenses is attributable to decreased property taxes of $12,000 where the assessed valuation of one location was lowered. Utilities expense was $19,000 less during the first quarter of 1998 due to the mild winter. Maintenance expenses declined $13,000 partially as a result of the mild winter.

  Data processing expense declined $24,000 during the first quarter of 1998 to $116,000 as the Company reviewed its data processing service bureau contract and dropped some programming that was not being utilized.

  FDIC insurance expense was $21,000 during the three months ended March 31, 1998, a slight decrease of $1,000 as compared to last year.

  Other real estate owned expenses declined during the first quarter of 1998 by $44,000. Real estate taxes on other real estate owned declined due to lower assessed valuation to one of the properties. During the first quarter of 1997 there were some expenses relating to the sale of the other real estate owned that occurred at that time. The decrease in other real estate owned partially reflects the smaller real estate owned portfolio that amounted to $2,549,000 at March 31, 1998 as compared to $2,765,000 at March 31, 1997.

  Miscellaneous other operating expenses decreased $43,000 compared to the same quarter last year. Postage expense decreased $7,000 due in part to the reduction in the number of checking accounts. Expenses relating to the Company's correspondent bank accounts were $16,000 less during the three months ended March 31, 1998 as compared to last year as correspondent bank balances were larger and earning allowances were greater, thus reducing this expense. Audit expense declined $18,000 and marketing expenses declined $25,000 during the first quarter of 1998. Other operating losses and expenses relating to closing checking accounts declined $38,000 during the quarter. Legal expenses were $51,000 higher during the first quarter of 1998 relating to the upcoming merger between the two subsidiaries of the Company.

  On December 17, 1997 the Company's Board of Directors announced that it had approved the merger of its two wholly owned subsidiaries, Bank of Waukegan and First Federal Bank, fsb. The Bank

                       NORTHERN STATES FINANCIAL CORPORATION

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS


of Waukegan will be the surviving entity in the merger. Subsequent to March 31, 1998 the Company received the necessary various bank regulatory approvals and the merger became effective April 21, 1998.

  Management believes that the merger will increase efficiencies and lower noninterest expenses in future years. The Company expects increases to noninterest expenses related to the merger during 1998. Legal and professional expenses related to the merger are expected to be $60,000 during 1998. Merger expenses related to data processing are estimated at $33,000. It is expected that marketing expenses for signs and notices to our customers will be approximately $35,000 and printing expenses during 1998 may increase as well.

  On February 17, 1998, the Company's Board of Directors approved a proposal to amend the Company's certificate of incorporation to increase the authorized common shares from 1,750,000 to 6,500,000 and effect a 5-for-1 stock split. Subsequent to March 31, 1998 the stockholders approved the proposed amendment at the annual meeting of stockholders that was held on April 23, 1998. The split became effective to stockholders of record on May 5, 1998 and an additional 4 shares of common stock for each share held will be mailed on or about May 15, 1998. Legal and professional costs relating to the 5-for-1 split are estimated at $15,000 during 1998.

  The Company, in compliance with the FFIEC's (Federal Financial Institutions Examination Council) guidelines, has established a "Year 2000 Action Plan" in order to deal with risks associated with the new millennium especially in the area of data processing. As part of the "Year 2000 Action Plan" the Company's Board of Directors is regularly updated as to the Company's ability to deal with the year 2000 risks.

  The "Year 2000 Policy and Action Plan" includes the five basic steps or phases recommended by the FFIEC: awareness, assessment, renovation, validation (testing) and implementation. At this time, the Company has completed both the awareness and assessment phases of its action plan, and the renovation and testing phases are well under way. It has been determined that both the Company's item processing system and its teller platform system are not year 2000 compliant. The Company has contracted for the purchase of new hardware and software for both systems. The combined cost of these projects approximate $200,000.

  The Company expects to complete its "Year 2000 Action Plan" during the first quarter of 1999. A majority of the Company's data processing system is performed by an outside bank data processing service bureau which expects to be fully year 2000 compliant by December 31, 1998. After the service bureau completes its year 2000 compliance the Company will complete its "Year 2000 Action Plan" by doing additional testing of the service bureau for year 2000 compliance.


RECENT ACCOUNTING PRONOUNCEMENTS

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

                       NORTHERN STATES FINANCIAL CORPORATION

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


FEDERAL AND STATE INCOME TAXES

   For the three months ended March 31, 1998 and 1997, the Company's provision for federal and state income taxes was $766,000 and $702,000 which as a percentage of pretax earnings was 30.74% for both periods.

                     NORTHERN STATES FINANCIAL CORPORATION

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                              ABOUT MARKET RISK

     The Company's primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk. Interest-rate risk ("IRR") is the exposure of a banking organization's financial condition to adverse movements in interest rates. Accepting this risk can be an important source of profitability and stockholder value, however excessive levels of IRR can pose a significant threat to the Company's earnings and capital base. Accordingly, effective risk management that maintains IRR at prudent levels is essential to the Company's safety and soundness.

     Evaluating a financial institution's exposure to changes in interest rates includes assessing both the adequacy of the management process used to control IRR and the organization's quantitative level of exposure. When assessing the IRR management process, the Company seeks to ensure that appropriate policies, procedures management information systems and internal controls are in place to maintain IRR at prudent levels with consistency and continuity. Evaluating the quantitative level of IRR exposure requires the Company to assess the existing and potential future effects of changes in interest rates on its consolidated financial condition, including capital adequacy, earnings, liquidity, and, where appropriate, asset quality.

     The Federal Reserve Board, together with the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation, adopted a Joint Agency Policy Statement on Interest-Rate Risk, effective June 26, 1996. The policy statement provides guidance to examiners and bankers on sound practices for managing interest rate risk, which will form the basis for ongoing evaluation of the adequacy of interest-rate risk management at supervised institutions. The policy statement also outlines fundamental elements of sound management that have been identified in prior Federal Reserve guidance and discusses the importance of these elements in the context of managing interest-rate risk. Specifically, the guidance emphasizes the need for active board of director and senior management oversight and a comprehensive risk-management process that effectively identifies, measures, and controls interest-rate risk. Several techniques might be used by an institution to minimize interest-rate risk. One approach used by the Company is to periodically analyze its assets and liabilities and make future financing and investment decisions based on payment streams, interest rates, contractual maturities, and estimated sensitivity to actual or potential changes in market interest rates. Such activities fall under the broad definition of asset/liability management. The Company's primary asset/liability management technique is the measurement of the Company's asset/liability gap, that is, the difference between the cash flow amounts of interest-sensitive assets and liabilities that will be repriced during a given period.

     Several ways an institution can manage interest-rate risk include: selling existing assets or repaying certain liabilities; matching repricing periods for new assets and liabilities for example, by shortening terms of new loans or investments. Financial institutions are also subject to prepayment risk in falling rate environments. For example, mortgage loans and other financial assets may be prepaid by a debtor so that the debtor may refund its obligations at new, lower rates. Prepayments of assets carrying higher rates reduce the Company's interest income and overall asset yields.
A large portion of an institution's liabilities may be short term or due on demand, while most of its assets may be invested in long-term loans or investments. Accordingly, the Company seeks to have in place sources of cash to meet short-term demands. These funds can be obtained by increasing deposits, borrowing, or selling assets.

  The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates as of December 31, 1997. The table uses December 31, 1997 as there has been no material changes to the Company's balance sheets and to market interest rate levels from December 31, 1997. The Company believes that the assumptions utilized are reasonable. The Company had no derivative financial instruments, or trading portfolio, as of December 31, 1997. The expected maturity date values for loans receivable, mortgage-backed securities, and investment securities were calculated by adjusting the instrument's contractual maturity date for expectations of prepayments. Expected maturity for interest-bearing core deposits such as NOW, money market and savings accounts are assumed to be 1998 as these may be withdrawn in a very short time period even though it may be unlikely. With respect to the Company's adjustable rate instruments, expected maturity date values were measured by adjusting the instrument's contractual maturity date for expectations of prepayments. From a risk management perspective, however, the Company believes that repricing dates, as opposed to expected maturity dates, may be a more relevant in analyzing the value of such instruments. Similarly, 42.7% of the Company's investment securities portfolio at December 31, 1997 is comprised of callable securities. Company borrowings consist of securities sold under repurchase agreements and a Federal Home Loan Bank term advance and were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.

                     NORTHERN STATES FINANCIAL CORPORATION

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                              ABOUT MARKET RISK

                                       TABLE 2

                        NORTHERN STATES FINANCIAL CORPORATION
                     EXPECTED MATURITY DATES OF ON BALANCE SHEET
                    FINANCIAL INSTRUMENTS AS OF DECEMBER 31, 1997


                                                                Maturing In
                                 ----------------------------------------------------------------------------
($000s)                           1998       1999      2000       2001      2002    Thereafter   Totals   Fair Value
--------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Loans (1) (2)
        Fixed rate               $17,753    $10,862   $15,771   $24,867   $16,685    $20,776    $106,714    107,151
        Average interest rate       8.88%      8.93%     8.98%     9.03%     8.98%      7.86%       8.75%
        Adjustable rate           55,486     12,365    13,052     9,012    13,816     32,424     136,155    136,155
        Average interest rate       9.17%      9.27%     9.21%     8.98%     9.29%      9.27%       9.21%
   Securities
        Fixed rate                24,446     19,081    43,344    33,821    33,324     19,625     173,641    173,641
        Average interest rate       6.01%      6.30%     6.50%     6.47%     6.55%      7.33%       6.51%
        Adjustable rate                0          0         0         0         0      7,031       7,031      7,031
        Average interest rate       0.00%      0.00%     0.00%     0.00%     0.00%      6.76%       6.76%
   Interest-bearing deposits
     and federal funds sold
        Fixed rate                     0          0       100         0         0          0         100        100
        Average interest rate       0.00%      0.00%     7.30%     0.00%     0.00%      0.00%       7.30%
        Adjustable rate           11,306          0         0         0         0          0      11,306     11,306
        Average interest rate       5.57%      0.00%     0.00%     0.00%     0.00%      0.00%       5.57%
   Direct lease financing
        Fixed rate                   749        202        67       149       107          0       1,274      1,274
        Average interest rate       7.74%      7.80%     8.74%     7.30%     7.14%      0.00%       7.70%
                                ------------------------------------------------------------------------------------
             Total              $109,740    $42,510   $72,334   $67,849   $63,932    $79,856    $436,221   $436,658
                                ------------------------------------------------------------------------------------
                                ------------------------------------------------------------------------------------
Interest-bearing Liabilities:
   Interest-bearing deposits (3)
        Balances                $280,967    $19,952    $5,580       $19        $6        $38    $306,562   $306,958
        Average interest rate       4.69%      6.06%     6.22%     5.48%     6.80%      6.01%       4.80%
   Borrowings
        Balances                  37,504      6,000         0         0         0          0      43,504     43,519
        Average interest rate       5.27%      5.92%     0.00%     0.00%     0.00%      0.00%       5.36%
                                ------------------------------------------------------------------------------------
   Total                        $318,471    $25,952    $5,580       $19        $6        $38    $350,066   $350,477
                                ------------------------------------------------------------------------------------
                                ------------------------------------------------------------------------------------


(1) Does not include net deferred loan fees, unearned income or the allowance for loan losses.
(2)  For fixed rate loans maturities are based on projected scheduled payments.
(3) For NOW, money market and savings deposits all balances assumed mature in 1998.

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to sign on its behalf by the undersigned hereunto duly authorized, on this 14th day of May, 1998.



NORTHERN STATES FINANCIAL CORPORATION
            (Registrant)





Date:     May 14, 1998                  By:  /s/ Fred Abdula
      ---------------------                 ---------------------
                                             Fred Abdula
                                             Chairman of the Board of
                                             Directors and President



Date:     May 14, 1998                  By:  /s/ Thomas M. Nemeth
      ---------------------                  ---------------------
                                             Thomas M. Nemeth
                                             Assistant Vice President