Form 10-Q
period 1998-06-30
NORTHERN STATES FINANCIAL CORP /DE/
filed 1998-08-13
CIK 744485

===============================================================================

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

                   For the quarterly period ending June 30, 1998

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

                       YES:     XXX               NO: _______
                                ---
                 4,450,865 shares of common stock were outstanding
                                as of June 30, 1998

                NORTHERN STATES FINANCIAL CORPORATION AND SUBSIDIARY
                                     FORM 10-Q
                                   JUNE 30, 1998
                                       INDEX


PART I.   FINANCIAL INFORMATION

  Item 1.  Financial Statements                                      Page Number
      Condensed consolidated balance sheets at June 30,
      1998, December 31, 1997, and June 30, 1997                           2

      Condensed consolidated statements of income for the three
       and six months ended June 30, 1998 and 1997                         3

      Condensed consolidated statements of comprehenesive income
       the three and six months ended June 30, 1998 and 1997               4

      Condensed consolidated statements of cash flows for
       the six months ended June 30, 1998 and 1997                         5

      Notes to condensed consolidated financial statements            6 - 14


  Item 2.  Management's discussion and analysis of financial
               condition and results of operations                   15 - 24

  Item 7A. Quantitative and qualitative disclosures
                   about market risk                                 24 - 26

  PART II.   OTHER INFORMATION

      Signatures                                                          27

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 1998, December 31, 1997 and June 30, 1997
(In thousands of dollars, except per share data)




                                                               June 30,  December 31,   June 30,
      Assets                                                    1998        1997          1997
                                                               -------     -------      -------
Cash and due from banks.....................................   $13,767     $14,200      $15,816
Interest bearing deposits in financial institutions.........       230         106          240
Federal funds sold..........................................    31,000      11,200       13,900
                                                               -------     -------      -------
   Total cash and cash equivalents..........................    44,997      25,506       29,956
Interest bearing deposits in financial institutions -
    maturities over 90 days.................................       100         100          100
Securities available for sale...............................   180,051     180,672      146,195
Loans.......................................................   236,876     242,224      240,845
Less: Allowance for loan losses.............................    (5,466)     (5,430)      (5,389)
                                                               -------     -------      -------
   Loans, net...............................................   231,410     236,794      235,456
Direct lease financing......................................     1,176       1,274          959
Office buildings and equipment, net.........................     5,668       5,899        6,120
Other real estate owned, net of allowance for losses
   of $552, $544 and $535...................................     2,547       2,555        2,672
Accrued interest receivable.................................     4,615       4,308        4,037
Other assets................................................     1,698       1,878        2,495
                                                               -------     -------      -------
   Total assets.............................................  $472,262    $458,986     $427,990
                                                               -------     -------      -------
                                                               -------     -------      -------

      Liabilities and Stockholders' Equity
Liabilities
Deposits
   Demand - noninterest-bearing.............................   $39,663     $41,388      $38,218
   NOW accounts.............................................    49,295      36,455       36,378
   Money market accounts....................................    40,446      38,790       44,877
   Savings..................................................    44,208      43,923       45,285
   Time, $100,000 and over..................................    91,855      93,469       76,330
   Time, under $100,000.....................................    94,685      93,925       92,220
                                                               -------     -------      -------
      Total deposits........................................   360,152     347,950      333,308
Securities sold under repurchase agreements
   and other short-term borrowings..........................    31,512      38,504       31,389
Federal Home Loan Bank term advances........................    10,000       5,000            0
Advances from borrowers for taxes and insurance.............       901       1,166          911
Accrued interest payable and other liabilities..............     7,093       6,171        5,307
                                                               -------     -------      -------
      Total liabilities.....................................   409,658     398,791      370,915

Stockholders' Equity
Common stock................................................     1,780       1,779        1,779
Additional paid-in capital..................................    11,254      11,222       11,216
Retained earnings...........................................    49,001      46,725       44,038
Unrealized gain on securities available for sale, net.......       569         469           42
                                                               -------     -------      -------
   Total stockholders' equity...............................    62,604      60,195       57,075
                                                               -------     -------      -------
   Total liabilities and stockholders' equity...............  $472,262    $458,986     $427,990
                                                               -------     -------      -------
                                                               -------     -------      -------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three months and six months ended June 30, 1998 and 1997
(In thousands of dollars, except per share data)




                                                                 Three months ended            Six months ended
                                                               June 30,       June 30,      June 30,       June 30,
                                                                 1998           1997          1998           1997
                                                               --------       --------      --------       --------
Interest income
   Loans (including fee income).............................    $5,553         $5,552        $11,102        $10,834
   Securities
     Taxable................................................     2,535          2,027          5,039          3,995
      Exempt from federal income tax........................       248            290            505            586
   Interest bearing deposits in financial
     institutions...........................................        10              8             19             16
   Federal funds sold.......................................       235            126            453            355
                                                               --------       --------      --------       --------
      Total interest income.................................     8,581          8,003         17,118         15,786
                                                               --------       --------      --------       --------
Interest expense
   Time deposits............................................     2,545          2,284          5,154          4,516
   Other deposits...........................................     1,024          1,010          2,045          2,032
   Other borrowings.........................................       583            414          1,143            818
                                                               --------       --------      --------       --------
      Total interest expense................................     4,152          3,708          8,342          7,366
                                                               --------       --------      --------       --------
Net interest income.........................................     4,429          4,295          8,776          8,420
Provision for loan losses...................................         0            180             10            360
                                                               --------       --------      --------       --------
Net interest income after provision for
   loan losses..............................................     4,429          4,115          8,766          8,060
                                                               --------       --------      --------       --------
Noninterest income
   Service fees on deposits.................................       284            309            551            643
   Trust income.............................................       171            154            342            298
   Net gains on sales of loans..............................        96             25            160             60
   Other operating income...................................       112            140            235            375
                                                               --------       --------      --------       --------
      Total noninterest income..............................       663            628          1,288          1,376
                                                               --------       --------      --------       --------
Noninterest expenses
   Salaries and employee benefits...........................     1,471          1,344          3,009          2,666
   Occupancy and equipment expenses, net....................       322            337            612            670
   Data processing expense..................................       145            125            261            265
   FDIC deposit insurance expense...........................        22             22             43             44
   Other real estate owned expenses.........................        37             58             61            126
   Other operating expenses.................................       478            492            959          1,016
                                                               --------       --------      --------       --------
      Total noninterest expenses............................     2,475          2,378          4,945          4,787
                                                               --------       --------      --------       --------
Income before income taxes..................................     2,617          2,365          5,109          4,649
Provision for income taxes..................................       821            735          1,587          1,437
                                                               --------       --------      --------       --------
Net income..................................................    $1,796         $1,630         $3,522         $3,212
                                                               --------       --------      --------       --------
                                                               --------       --------      --------       --------
Basic earnings per common share.............................    $ 0.40         $ 0.37         $ 0.79         $ 0.72

Diluted earnings per common share...........................    $ 0.40         $ 0.37         $ 0.79         $ 0.72


     The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three months and six months ended June 30, 1998 and 1997
(In thousands of dollars, except per share data)



                                                                 Three months ended            Six months ended
                                                               June 30,       June 30,      June 30,       June 30,
                                                                 1998           1997          1998           1997
                                                               --------       --------      --------       --------
Net income.............................................         $1,796         $1,630         $3,522         $3,212
Other comprehensive income:
      Unrealized gains (losses) arising during period
        on securities available for sale, net of tax
        of ($10), $349, $64, and $50...................            (13)           554            100             51
                                                               --------       --------      --------       --------
Comprehensive income...................................         $1,783         $2,184         $3,622         $3,263
                                                               --------       --------      --------       --------
                                                               --------       --------      --------       --------

     The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 30, 1998 and 1997
(In thousands of dollars)

                                                          June 30,    June 30,
                                                            1998        1997
                                                          --------    --------
Cash flows from operating activities
   Net income..........................................    $3,522      $3,212
   Adjustments to reconcile net income to cash from
    operating activities:
      Depreciation.....................................       276          269
      Provision for loan losses........................        10          360
      Provision for losses on other real estate owned..         8            3
      Deferred loan fees...............................       (50)         (55)
      Proceeds from sales of loans.....................    12,084        4,586
      Loans originated for sale........................   (13,433)      (4,667)
      Net gains on sales of loans......................      (160)         (60)
      Net gains on sales of other real estate owned....         0         (142)
      Amortization of mortgage servicing rights........        28            0
      Net change in interest receivable................      (307)         (82)
      Net change in interest payable...................       (77)          89
      Net change in other assets.......................        57          323
      Net change in other liabilities..................     1,030           63
                                                          --------    --------
         Net cash from operating activities............     2,988        3,899
                                                          --------    --------
Cash flows from investing activities
      Proceeds from maturities of securities
        available for sale.............................    78,931       21,082
      Purchases of securities available for sale.......   (78,146)     (17,426)
      Change in loans made to customers................     6,933       (7,972)
      Property and equipment expenditures..............       (45)        (139)
      Net change in direct lease financing.............        98           40
      Proceeds from sales of other real estate owned...         0          479
                                                          --------    --------
         Net cash from investing activities............     7,771       (3,936)
                                                          --------    --------
Cash flows from financing activities
      Net change in:
        Deposits.......................................    12,202        4,513
        Securities sold under repurchase agreements
          and other short-term borrowings..............    (1,992)      (5,369)
        Advances from borrowers for taxes and
          insurance....................................      (265)        (110)
      Net proceeds from exercise of stock options......        33            0
      Dividends paid...................................    (1,246)      (1,023)
                                                          --------    --------
         Net cash from financing activities............     8,732       (1,989)
                                                          --------    --------
Net change in cash and cash equivalents................    19,491       (2,026)
Cash and cash equivalents at beginning of period.......    25,506       31,982
                                                          --------    --------
Cash and cash equivalents at end of period.............   $44,997      $29,956
                                                          --------    --------
                                                          --------    --------

Supplemental disclosures
      Cash paid during the period for
         Interest......................................    $8,419       $7,277
         Income taxes..................................     1,654        1,665
      Noncash investing activities
         Transfers made from loans to other real
           estate owned................................         0          166


     The accompanying notes are an integral part of these condensed consolidated financial statements.

                     NORTHERN STATES FINANCIAL CORPORTATION

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1998

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

     The condensed consolidated balance sheets are as of June 30, 1998, December 31, 1997 and June 30, 1997. The condensed consolidated statements of income and the condensed consolidated statements of comprehensive income are for the three and six months ended June 30, 1998 and 1997. The condensed consolidated statements of cash flows are for the six months ended June 30, 1998 and 1997.

     On December 17, 1997 the Company's Board of Directors announced that it had approved the merger of its two wholly owned subsidiaries, Bank of Waukegan and First Federal Bank, fsb. The merger became effective April 21, 1998 with the Bank of Waukegan being the surviving entity.

     The interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes (or "notes thereto") of the Company for the years ended December 31, 1997, 1996 and 1995.

     The results of operations for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results to be expected for the full year.

     Basic earnings per share is based on weighted-average shares outstanding. Diluted earnings per share further assumes issue of any dilutive potential common shares. On April 23, 1998 the stockholders approved an amendment to effect a 5-for-1 stock split. The split became effective to stockholders of record on May 5, 1998 and an additional 4 shares for each share were mailed on May 15, 1998. Basic earnings per share, diluted earnings per share and all omnibus incentive plan information have been restated for all periods to reflect the effect of the 5-for-1 stock split. Common stock information is summarized as follows:


                                           June 30,   December 31,     June 30,
                                            1998         1997            1997
                                         ---------     ----------     ---------
     Common shares authorized.....       6,500,000     1,750,000      1,750,000

     Common shares outstanding....       4,450,865       889,373        889,273

     Par value per share..........           $0.40         $2.00          $2.00

                     NORTHERN STATES FINANCIAL CORPORTATION

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1998

               (Dollar amounts in thousands, except per share data)

                                  (Unaudited)

NOTE 2 - SECURITIES

     The amortized cost, gross unrealized gains and losses and fair value of securities available for sale as of June 30, 1998, December 31, 1997 and June 30, 1997 are as follows:




JUNE 30, 1998
                                                             Amortized            Gross Unrealized            Fair
Securities available for sale                                   Cost           Gains           Losses        Value
                                                             ---------         -------        ---------    --------
U.S. Treasury...............................                   $18,043            $21            ($1)       $18,063
U.S. Government agencies and corporations...                   126,857             70           (173)       126,754
States and political subdivisions...........                    20,862            649             (4)        21,507
Mortgage-backed securities..................                    11,366            123             (6)        11,483
Equity securities...........................                     1,995            249              0          2,244
                                                             ---------         -------        ---------    --------
   Total....................................                  $179,123         $1,112          ($184)      $180,051
                                                             ---------         -------        ---------    --------
                                                             ---------         -------        ---------    --------

DECEMBER 31, 1997
                                                             Amortized            Gross Unrealized            Fair
Securities available for sale                                   Cost           Gains           Losses        Value
                                                             ---------         -------        ---------    --------
U.S. Treasury...............................                   $14,017            $15            ($1)       $14,031
U.S. Government agencies and corporations...                   129,077             45           (250)       128,872
States and political subdivisions...........                    21,712            720            (24)        22,408
Mortgage-backed securities..................                    13,033            137            (47)        13,123
Equity securities...........................                     2,069            196            (27)         2,238
                                                             ---------         -------        ---------    --------
   Total....................................                  $179,908         $1,113          ($349)      $180,672
                                                             ---------         -------        ---------    --------
                                                             ---------         -------        ---------    --------


JUNE 30, 1997

                                                             Amortized            Gross Unrealized            Fair
Securities available for sale                                   Cost           Gains           Losses        Value
                                                             ---------         -------        ---------    --------
U.S. Treasury...............................                   $11,070            $15            ($4)       $11,081
U.S. Government agencies and corporations...                    94,359             30           (643)        93,746
States and political subdivisions...........                    23,907            583            (43)        24,447
Mortgage-backed securities..................                    14,722            151           (116)        14,757
Equity securities and mutual fund
   investment in debt securities............                     2,069            181            (86)         2,164
                                                             ---------         -------        ---------    --------
   Total....................................                  $146,127           $960          ($892)      $146,195
                                                             ---------         -------        ---------    --------
                                                             ---------         -------        ---------    --------

                     NORTHERN STATES FINANCIAL CORPORTATION

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1998

               (Dollar amounts in thousands, except per share data)

                                  (Unaudited)


     Contractual maturities of debt securities at June 30, 1998 were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.


                                                     Amortized     Fair
Securities available for sale                           Cost      Value
                                                     -------------------
     Due in one year of less.....................      $17,594   $17,609
     Due after one year through five years.......      132,498   132,805
     Due after five years through ten years......       15,670    15,910
                                                     -------------------
                                                       165,762   166,324
     Mortgage-backed securities..................       11,366    11,483
     Equity securities...........................        1,995     2,244
                                                     -------------------
          Total..................................     $179,123  $180,051
                                                     -------------------
                                                     -------------------

     Mortgage-backed securities are comprised of investments in pools of residential mortgages. The mortgage pools are issued and guaranteed by the Federal Home Loan Mortgage Corporation (FHLMC), the Government National Mortgage Corporation (GNMA) or the Federal National Mortgage Association
(FNMA).

    Agency securities with call options totalled $123,345 at June 30, 1998. As of June 30, 1998, the Company held structured notes with an amortized cost of $2,000 and fair value of $1,999. These securities were issued by the Federal Home Loan Bank (FHLB) and the FHLMC. The structured notes are comprised of securities which have coupon interest rates which "step up" periodically during the term to maturity.

     There were no sales of securities during the three or six months ended June 30, 1998 and 1997.

    Securities carried at $111,237 and $96,822 at June 30, 1998 and 1997 were pledged to secure public deposits, repurchase agreements and for other purposes as required or permitted by law.

                     NORTHERN STATES FINANCIAL CORPORTATION

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1998

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

     Loans at June 30, 1998, December 31, 1997 and June 30, 1997 were as follows:


                                                    June 30,  December 31,   June 30,
                                                      1998        1997         1997
                                                   ----------------------------------
     Commercial.............................         $56,519     $54,701     $54,426
     Real estate - construction.............          25,515      26,768      26,795
     Real estate - mortgage.................         146,720     152,856     151,309
     Installment............................           8,684       8,544       8,962
                                                   ----------------------------------
       Total loans..........................         237,438     242,869     241,492
     Unearned income........................            (121)       (154)       (173)
     Deferred loan fees.....................            (441)       (491)       (474)
                                                   ----------------------------------
       Loans, net of unearned income
       and deferred loan fees...............         236,876     242,224     240,845
     Allowance for loan losses..............          (5,466)     (5,430)     (5,389)
                                                   ----------------------------------
       Loans, net...........................        $231,410    $236,794    $235,456
                                                   ----------------------------------
                                                   ----------------------------------

     Loans held for sale on June 30, 1998, December 31, 1997 and June 30, 1997 were $2,847, $1,338 and $1,034 and are classified as real estate - mortgage loans.

     Real estate - mortgage loans with a carrying value of $22,315, $24,807 and $16,055 were pledged to secure public deposits at June 30, 1998, December 31, 1997 and June 30, 1997. The Company has pledged real estate - mortgage loans on residential property in an amount equal to at least 167% of the outstanding Federal Home Loan Bank advances.

     Non-performing loans, which includes loans contractually past due ninety days or more, loans accounted for on a nonaccrual basis, and loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower, amounted to $856 at June 30, 1998, $1,006 at December 31, 1997 and $1,528 at June 30, 1997.

                     NORTHERN STATES FINANCIAL CORPORTATION

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1998

               (Dollar amounts in thousands, except per share data)

                                  (Unaudited)



     Impaired loans were as follows for June 30, 1998, December 31, 1997 and June 30, 1997:

                                                     June 30,   December 31,   June 30,
                                                       1998        1997          1997
                                                     -------    ------------   --------
     Loans with no allowance
       for losses allocated.......                      $0          $0            $0
     Loans with allowance
       for losses allocated.......                     620         754           739
     Amount of the allowance
       allocated..................                      94         125           100


     Average balance and income recognized on impaired loans were as follows for the three and six months ended June 30, 1998 and June 30, 1997:


                                                    Three months ended    Six months ended
                                                     June 30,  June 30,  June 30, June 30,
                                                       1998      1997      1998     1997
                                                    --------------------------------------
     Average of impaired
        loans during the period...........             $621      $778      $666     $902
     Interest income recognized
        during the impairment period......                0        13         8       16
     Cash-basis interest income recognized
        during the impairment period......                0        13         8       16


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

                     NORTHERN STATES FINANCIAL CORPORTATION

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1998

               (Dollar amounts in thousands, except per share data)

                                  (Unaudited)



     At June 30, 1998, December 31, 1997 and June 30, 1997, the contract amount of the Company's off-balance sheet commitments was as follows:


                                                   June 30,   December 31,   June 30,
                                                    1998         1997          1997
                                                  ------------------------------------
   Unused lines of credit and
    commitments to make loans:
      Fixed rate........................           $25,907      $20,388      $17,795
      Variable rate.....................            65,909       54,339       53,022
                                                  ------------------------------------
         Total..........................           $91,816      $74,727      $70,817
                                                  ------------------------------------
                                                  ------------------------------------
   Standby letters of credit............            $7,204       $6,891       $6,237


     Since many commitments to make loans expire without being used, the amounts above do not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitments is determined using management's credit evaluation of the borrower, and may include commercial and residential real estate and other business and consumer assets.

                     NORTHERN STATES FINANCIAL CORPORTATION

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1998

               (Dollar amounts in thousands, except per share data)

                                  (Unaudited)


NOTE 4 - ALLOWANCES FOR LOAN LOSSES AND OTHER REAL ESTATE OWNED LOSSES

     Activity in the allowance for loan losses for the six months ended June 30, 1998, twelve months ended December 31, 1997 and six months ended June 30, 1997 is as follows:

                                                     June 30,  December 31,  June 30,
                                                       1998        1997        1997
                                                     --------------------------------
        Balance at beginning of period...........     $5,430      $4,839     $4,839
        Provision charged to operating expense...         10         480        360
        Loans charged off........................         (6)       (209)       (79)
        Recoveries on loans
          previously charged off.................         32         320        269
                                                     --------------------------------
           Balance at end of period..............     $5,466      $5,430     $5,389
                                                     --------------------------------
                                                     --------------------------------

     Activity in the allowance for other real estate owned losses for the six months ended June 30, 1998, twelve months ended December 31, 1997 and six months ended June 30, 1997 is as follows:

                                                     June 30,  December 31,  June 30,
                                                       1998        1997        1997
                                                     --------------------------------
        Balance at beginning of period..........        $544        $532       $532
        Provision charged to operating expense..           8          21         11
        Losses on other real estate owned.......           0          (9)        (8)
                                                     --------------------------------
           Balance at end of period.............        $552        $544       $535
                                                     --------------------------------
                                                     --------------------------------


                     NORTHERN STATES FINANCIAL CORPORTATION

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1998

               (Dollar amounts in thousands, except per share data)

                                  (Unaudited)

NOTE 5 - PROVISION FOR INCOME TAX

     The provision for income taxes represents federal and state income tax expense calculated using annualized rates on taxable income generated during the respective periods.

NOTE 6 - STOCKHOLDERS' EQUITY

     For the six months ended June 30, 1998 total stockholders' equity increased $2,409. The increase is a result of net income of $3,522, plus the change in the valuation allowance from December 31, 1997 for the fair value of securities available for sale, net of tax, of $100, plus $33 due to the exercise of 4,000 stock options pursuant to the Omnibus Incentive Plan, less cash dividends of $1,246.

     For the six months ended June 30, 1997 total stockholders' equity increased $2,240 due to net income of $3,212, less the change in the valuation allowance from December 31, 1996 for the fair value of securities available for sale, net of tax, of $51, less cash dividends paid $1,023.

NOTE 7 - OMNIBUS INCENTIVE PLAN INSTRUMENTS

     The 1992 Omnibus Incentive Plan (the "Plan") authorizes the issuance of up to 375,000 shares of the Company's common stock, including the granting of non-qualified stock options, restricted stock and stock appreciation rights.

     Statement of Financial Accounting Standards No. 123 which became effective for 1996, requires pro forma disclosures for companies that do not adopt its fair value accounting method for stockbased employee compensation. The Company did not grant any stock options during the six months ended June 30, 1998 or during the entire year, 1997.

                     NORTHERN STATES FINANCIAL CORPORTATION

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1998

               (Dollar amounts in thousands, except per share data)

                                  (Unaudited)

     Stock options may be used to reward directors and employees and provide them with an additional equity interest in the Company. Options have been issued for 10 year periods and are fully vested when granted.


                                                             Weighted-Avg.
                                                   Number of   Exercise
                                                     Options    Price
                                                   -----------------------
     Outstanding at January 1, 1997.........          25,890     $8.32

     Exercised during period ended
     June 30, 1997..........................               0         0
                                                   -----------------------
     Outstanding at June 30, 1997...........          25,890     $8.32
                                                   ----------
                                                   ----------


     Outstanding at January 1, 1998.........          25,390     $8.32

     Exercised during period ended
     June 30, 1998..........................          (4,000)     8.34
                                                   -----------------------
     Outstanding at June 30, 1998...........          21,390     $8.32
                                                   ----------
                                                   ----------


     At June 30, 1998, all remaining options had an exercise price of $8.32. The options outstanding had a remaining life of 3.5 years.

     The Company at its discretion may grant stock appreciation rights under the Plan. A stock appreciation right entitles the holder to receive from the Company an amount equal to the excess, if any, of the aggregate fair market value of the Company's common stock which is the subject of such a grant over the grant price. During the six months ended June 30, 1998 and 1997 no stock appreciation rights were exercised. As of June 30, 1998 and 1997, 16,240 stock appreciation rights were outstanding that had been granted at $8.32. The Company's expense was $40 and $(3) for the three months ended June 30, 1998 and 1997 and $180 and $16 for the six months ended June 30, 1998 and 1997. The stock appreciation rights will expire in 2002.

                       NORTHERN STATES FINANCIAL CORPORATION

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS




     The following discussion focuses on the consolidated financial conditions of the Northern States Financial Corporation (the"Company") at June 30, 1998 and the consolidated results of operations for the three and six month periods ending June 30, 1998, compared to the same periods of 1997. The purpose of this discussion is to provide a better understanding of the condensed consolidated financial statements and the operations of its subsidiary, the Bank of Waukegan (the "Bank"). This discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto included herein.

     The statements contained in this management's discussion and analysis that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this report that a number of important factors could cause the Company's actual results subsequent to June 30, 1998 to differ materially from those expressed in any such forward-looking statements.

     On December 17, 1997 the Company's Board of Directors announced that it had approved the merger of its two wholly owned subsidiaries, Bank of Waukegan and First Federal Bank, fsb. The merger became effective April 21, 1998 with the Bank of Waukegan as the surviving entity in the merger. Management believes that the merger will increase efficiencies and lower noninterest expenses in future years.

     On February 17, 1998, the Company's Board of Directors approved a proposal to amend the Company's certificate of incorporation to increase the authorized common shares from 1,750,000 to 6,500,000 and effect a 5-for-1 stock split. The amendment was approved by the stockholders at the annual meeting of stockholders that was held on April 23, 1998. The split became effective to stockholders of record on May 5, 1998 and an additional 4 shares of common stock for each share
held were mailed on May 15, 1998.   Book value per share, basic earnings per
share, diluted earnings per share and all omnibus incentive plan information have been restated for all periods to reflect the effect of the 5-for-1 stock split.


FINANCIAL CONDITION

     The consolidated total assets for the Company were $472.3 million at June 30, 1998, increasing $13.3 million from the Company's year-end, December 31, 1997.

     The Company's federal funds sold at June 30, 1998 was $31.0 million which is an increase of $19.8 million from December 31, 1997. The Company's federal funds sold position increased for liquidity purposes as some seasonal deposit runoff is expected during the third quarter of 1998.

     Securities in total were $180.1 million decreasing slightly by $.6 million from the previous year-end. The securities available for sale portfolio showed increases in U.S. Treasury securities of $4.0 million which was offset by decreases of U.S. Government agency issues of $2.1 million, state and political subdivision securities of $.9 millions and mortgage-backed securities of $1.6 million.

                       NORTHERN STATES FINANCIAL CORPORATION

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS




     The Company's loans decreased $5.3 million or 2.21% from December 31, 1997. The decrease in loans occurred primarily in the real estate - mortgage loan portfolio which decreased $6.1 million. The decline in the real estate - mortgages was due to payoffs on several large commercial mortgages as a result of businesses being sold or refinanced. Real estate - construction loans declined $1.3 million while commercial loans increased $1.8 million. There was no change in the consumer installment loan portfolio from year end.

     During the first six months of 1998 deposits at the Company grew $12.2 million. NOW accounts increased $12.8 million as a result of public depositors temporarily concentrating funds in NOW accounts at June 30, 1998 after the collection of real estate taxes in June, 1998. During the third quarter of 1998 the NOW balance is expected to decrease as the public depositors make investment decisions. Noninterest-bearing deposits declined $1.7 million from year-end while savings and money market accounts increased $1.9 million. Total time deposits declined $.9 million attributable to decreases in time deposits of $100,000 and over.

     Securities sold under repurchase agreements and other short-term borrowings at the Company declined $7.0 million from December 31, 1997 to $31.5 million at June 30, 1998. These funds mainly consist of securities sold under repurchase agreement that are offered through an overnight repurchase agreement product and a term product with maturities from 7 days to one year.
 Repurchase agreements provide a source of funds to the Company that do not increase reserve requirements with the Federal Reserve Bank or create an expense relating to FDIC insurance and, therefore, are less costly to the Company. The decrease in repurchase agreement funds has been the result of commercial customers drawing down their balances.

     The Company has received term advances from the Federal Home Loan Bank in the amount of $10,000,000. These funds were used to purchased U.S. Government agency securities that have call provisions on the same date that the advances are due to be repaid.

     Total stockholders' equity increased $2,409,000 during the six months ended June 30, 1998. The increase is the result of net income of $3,522,000, plus the adjustment in the valuation allowance for the market value of securities available-for-sale, net of tax, of $100,000, plus $33,000 due to the exercise of 4,000 stock options pursuant to the Omnibus Incentive Plan, less cash dividends paid of $1,246,000.

     The tier 1 capital to average asset ratio at June 30, 1998 was 14.24% and the total capital to asset ratio, on a risk adjusted basis, amounted to 21.49%, exceeding the minimum required to be capitalized under prompt corrective action regulations, which minimums are 5.00% and 10.00%. Book value per share, was $14.07 at June 30, 1998 as compared to $13.54 at December 31, 1997. On June 30, 1998, the Company and its subsidiary were in compliance with all applicable regulatory capital requirements.

                       NORTHERN STATES FINANCIAL CORPORATION

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS




RESULTS OF OPERATIONS


NET INCOME

     The consolidated net income for the quarter ended June 30, 1998 was $1,796,000, an increase of $166,000 or 10.18%, as compared to net income of $1,630,000 for the same period the previous year. The annualized return on average assets was 1.55% for the quarter which was the same as the return on average assets for the quarter the previous year. The consolidated net income for the six months ended June 30, 1998 was $3,522,000, an increase of $310,000, over the first half of 1997. The annualized return on average assets for the first six months of 1998 was 1.53% which was the same as the return on average assets for the same period the previous year.


NET INTEREST INCOME

     Net interest income, the difference between interest income earned on average interest earning assets and interest expense on average interest bearing liabilities, increased $134,000 or 3.12% during the three months ended June 30, 1998, compared to the same three months in 1997. The increase in net interest income for the second quarter of 1998 resulted from increased volume of interest earning assets compared to interest earning assets during the same period last year. As evidenced in Table 1, "Analysis of Average Balance and Tax Equivalent Rates for the Three Months ended June 30, 1998 and 1997", average interest earning assets during the second quarter of 1998 were $442.3 million as compared to $399.1 million last year. Table 1 shows the yield on interest earning assets declined to 7.92% during the second quarter of 1998 as compared to 8.19% last year. Table 1 also indicates that rates paid on interest bearing liabilities increased to 4.72% during the three months ended June 30, 1998 as compared to 4.68% for the same period last year as increased rates were paid on other borrowings. The net yield on interest earning assets declined 32 basis points to 4.16% during the second quarter of 1998 as compared to 4.48% last year. Even though the net yield declined, the increased volume of interest earning assets increased overall net interest income during the quarter. Since the beginning of 1998 management has decreased the rates offered on time deposits by 40 basis points in order to increase the net yield on interest earning assets. As time deposits mature and renew the impact of this reduction in time deposit rates will begin to be observed.

     During the first six months of 1998, net interest income increased $356,000 or 4.32% over the same period of 1997. Table 2, "Analysis of Average Balance and Tax Equivalent Rates for the Six Months ended June 30, 1998 and 1997" shows that the Company's net yield on interest earning assets was 4.15% for the first six months of 1998 as compared to 4.41% in 1997. Despite the decline in the net yield by 26 basis points, net interest income increased as a result of increased volumes in interest earning assets which were $41.8 million higher during the first half of 1998 as compared to the same period last year. Management's lowering of time deposit rates by 40 basis points in 1998 will have an impact on the net yield on earning assets as time deposits mature and renew at the lower rates.

                       NORTHERN STATES FINANCIAL CORPORATION

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS

                                       TABLE 1

                        NORTHERN STATES FINANCIAL CORPORATION
                 ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES
                  For the Three Months Ended June 30, 1998 and 1997
                                      ($  000s)



                                                                1998                                 1997
                                                 -------------------------------     --------------------------------
                                                 Average                              Average
                                                 Balance     Interest       Rate      Balance     Interest       Rate
                                                 -------------------------------     --------------------------------
Assets
   Loans (1)(2)(3)                               $242,050      $5,582       9.22%    $242,576      $5,591       9.22%
   Taxable securities                             163,768       2,535       6.20%     125,873       2,027       6.38%
   Securities exempt from
    taxes (2)                                      18,797         376       8.28%      21,415         439       8.33%
   Interest bearing deposits in banks                 438          10       9.13%         468           8       6.84%
   Federal funds sold                              17,212         235       5.46%       8,731         126       5.77%
                                                 --------------------                --------------------
    Interest earning assets                       442,265       8,738       7.92%     399,063       8,191       8.19%
                                                         ------------                        ------------
   Noninterest earning assets                      21,160                              22,093
                                                 --------                            --------
    Average assets                               $463,425                            $421,156
                                                 --------                            --------
                                                 --------                            --------

Liabilities and stockholders' equity
   NOW deposits                                   $40,052         285       2.85%     $37,305         279       2.99%
   Money market deposits                           40,953         406       3.97%      39,883         396       3.97%
   Savings deposits                                44,799         333       2.97%      45,332         335       2.96%
   Time deposits                                  181,478       2,545       5.61%     161,678       2,284       5.65%
   Other borrowings                                44,463         583       5.24%      32,548         414       5.09%
                                                 --------------------                --------------------
    Interest bearing
     liabilities                                  351,745       4,152       4.72%     316,746       3,708       4.68%
                                                         ------------                        ------------
   Demand deposits                                 40,553                              40,601
   Other noninterest bearing liabilities            9,452                               7,991
   Stockholders' equity                            61,675                              55,818
                                                 --------                            --------
    Average liabilities and
     stockholders' equity                        $463,425                            $421,156
                                                 --------                            --------
                                                 --------                            --------

    Net interest income                                        $4,586                              $4,483
                                                         ------------                        ------------
                                                         ------------                        ------------

    Net yield on interest
     earning assets                                                         4.16%                               4.48%
                                                                     ------------                        ------------
                                                                     ------------                        ------------

     Liabilities to earning
     assets ratio                                                          79.68%                              79.18%
                                                                     ------------                        ------------
                                                                     ------------                        ------------



(1) - Interest income on loans includes loan origination fees of $160 and $115 for the three months ended June 30, 1998 and 1997.
(2) - Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34% rate.
(3) -     Non-accrual loans are included in average loans.

                       NORTHERN STATES FINANCIAL CORPORATION

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS

                                       TABLE 2

                        NORTHERN STATES FINANCIAL CORPORATION
                 ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES
                   For the Six Months Ended June 30, 1998 and 1997
                                      ($  000s)



                                                                1998                                 1997
                                                 -------------------------------     --------------------------------
                                                 Average                              Average
                                                 Balance     Interest       Rate      Balance     Interest       Rate
                                                 -------------------------------     --------------------------------
Assets
   Loans (1)(2)(3)                               $242,036     $11,166       9.23%    $238,036     $10,904       9.16%
   Taxable securities                             161,692       5,039       6.24%     124,788       3,995       6.35%
   Securities exempt from
    federal income taxes (2)                       19,209         765       8.26%      21,711         888       8.36%
   Interest bearing deposits in banks                 569          19       6.68%         569          16       5.62%
   Federal funds sold                              16,534         453       5.48%      13,172         355       5.39%
                                                 --------------------                --------------------
    Interest earning assets                       440,040      17,442       7.94%     398,276      16,158       8.10%
                                                         ------------                        ------------
   Noninterest earning assets                      21,072                              22,684
                                                 --------                            --------
    Average assets                               $461,112                            $420,960
                                                 --------                            --------
                                                 --------                            --------

Liabilities and stockholders' equity
   NOW deposits                                   $38,717         576       2.98%     $37,242         549       2.95%
   Money market deposits                           41,120         813       3.95%      41,627         823       3.95%
   Savings deposits                                44,494         656       2.95%      44,783         660       2.95%
   Time deposits                                  183,303       5,154       5.62%     161,403       4,516       5.60%
   Other borrowings                                43,590       1,143       5.24%      33,036         818       4.95%
                                                 --------------------                --------------------
    Interest bearing liabilities                  351,224       8,342       4.75%     318,091       7,366       4.63%
                                                         ------------                        ------------
   Demand deposits                                 39,538                              39,986
   Other noninterest bearing liabilities            9,014                               7,288
   Stockholders' equity                            61,336                              55,595
                                                 --------                            --------
    Average liabilities and
     stockholders' equity                        $461,112                            $420,960
                                                 --------                            --------
                                                 --------                            --------
    Net interest income                                        $9,100                              $8,792
                                                         ------------                        ------------
                                                         ------------                        ------------
    Net yield on interest
     earning assets                                                         4.15%                               4.41%
                                                                     ------------                        ------------
                                                                     ------------                        ------------
    Interest-bearing liabilities to
     earning assets ratio                                                  79.99%                              79.75%
                                                                     ------------                        ------------
                                                                     ------------                        ------------




(1) - Interest income on loans includes loan origination fees of $290 and $203 for the six months ended June 30, 1998 and 1997.
(2) - Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34% rate.
(3) -     Non-accrual loans are included in average loans.

                       NORTHERN STATES FINANCIAL CORPORATION

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS




PROVISION FOR LOAN LOSSES

     There was no provision for loan losses during the three months ended June 30, 1998 as compared to $180,000 for the same period the previous year. For the six months ended June 30, 1998, the provision for loan losses was $10,000 compared to $360,000 for the six months ended June 30, 1997. Management, with the concurrence of the Board of Directors, lowered the provision for loan losses during 1998 after a careful review of the adequacy of the allowance for loan losses and the levels of non-performing and impaired loans.

      At June 30, 1998, the allowance for loan losses was $5,466,000 or 2.31% of loans as compared to 2.24% of loans at June 30, 1997. Nonperforming loans, at June 30, 1998, were $856,000, down from $1,528,000 at June 30, 1997. Impaired loans were only $620,000 or .26 % of loans at June 30, 1998 as compared to impaired loans of $739,000 at June 30, 1997 or .31% of loans. The amount of the allowance for loan losses allocated for impaired loans at June 30, 1998 declined to $94,000 from $100,000 at June 30, 1997. Loan charge offs to the allowance for loan losses have decreased in 1998. During the first six months of 1998 only $6,000 in loans were charged off to the allowance for loan losses as compared to $79,000 during the same period of 1997. During the first six months of 1998 recoveries of loans previously charged off were $32,000 as compared to $269,000 during the same period in 1997.

     The adequacy of the allowance for loan losses is analyzed by management and the Board of Directors at least quarterly. Loans judged to be impaired, loans with potential loss exposure, loans that are no longer accruing interest, and historical net loan loss percentages are reviewed in the analysis of the allowance for loan losses. Based on management's and the Board of Directors' analysis, the allowance for loan losses at June 30, 1998 is adequate to cover future possible loan losses. If the level of impaired and nonperforming remains low during the remainder of 1998, no additional loan loss provision is budgeted for the remainder of 1998.


NONINTEREST INCOME

     Noninterest income for the three months ended June 30, 1998 was $663,000 as compared to $628,000 for the three months ended June 30, 1997, an increase of $35,000. Service fees on deposits decreased by $25,000 as compared to the same quarter last year because of overdraft fee income being $13,000 lower and other service charges on deposit being $12,000 less than last year. Trust fee income increased $17,000 during the three months ended June 30, 1998 due to increased trust business. Other income from gains on sales on loans increased $71,000 during the second quarter of 1998 as there were increased loan sales as compared to last year. Miscellaneous operating income during the second quarter of 1998 was $28,000 less than the same period last year in part resulting from lower loan fee income of $12,000 and an $8,000 gain on the sale of other real estate owned during the second quarter of 1997.

     For the first six months of 1998 noninterest income was $1,288,000 as compared to $1,376,000 for the same period of 1997, a decrease of $88,000. Service fees on deposits were $92,000 less during the first half of 1998 as compared to the same period last year because of decreased overdraft fee income of $51,000 and service charge income on checking and NOW accounts of $37,000. The decreased overdraft

                       NORTHERN STATES FINANCIAL CORPORATION

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS


fee income and service charge income can in part be explained by the decline in the number of checking and NOW accounts at the Company which decreased 576 accounts or 5.65% from June 30, 1997. These accounts belonged to customers with lower balances who became overdrawn more often and were assessed higher service charges. Many of these account customers were lost to competitors such as the local credit unions which have lower balance requirements and fees. Trust income for the six months ended June 30, 1998 increased $44,000 as a result of increased fiduciary activities. Gains on sales of loans increased $100,000 during the first half of 1998 compared to the same period of 1997 due to the increased volume of loan sales as proceeds from loan sales during the first six months of 1998 totaled $12,084,000 as compared to $4,586,000 last year. Other operating income declined $140,000 during the six months ended June 30, 1998 as there were $142,000 on one-time gains on sales of other real estate owned which occurred during the first half of 1997.

NONINTEREST EXPENSES

     Noninterest expenses increased $97,000 or 4.08% during the three months ended June 30, 1998. The Company's efficiency ratio, noninterest expenses divided by the sum of net interest income and noninterest income, was 48.61% for the second quarter of 1998 as compared to 48.30% for the same quarter of 1997. The efficiency ratio is frequently used as an indicator as to how well a financial institution manages its noninterest expenses with a decreasing ratio indicating improved performance. Compared to its peers, the Company's ability to control overhead is one of its operating strengths.

     Increases in salary and employee benefit expenses of $127,000 occurred during the second quarter of 1998 compared to the same period last year. Salary expense relating to stock appreciation rights issued under the Omnibus Incentive Plan were $44,000 greater during the three months ended June 30, 1998 than in the same three months last year. The balance of the increase is attributable to annual salary increases and to the hiring of a new senior lender during the third quarter of 1997.

     Occupancy expenses for the second quarter of 1998 were $322,000 which was a decline of $15,000 from the second quarter of 1997. This decline in occupancy expenses is attributable to decreased property taxes at the Bank where the assessed valuation of one location was lowered.

     Data processing expense increased $20,000 during the three months ended June 30, 1998 to $145,000. This increase was related to the merger between the Bank of Waukegan and First Federal Bank, fsb that became effective April 21, 1998 as data processing merger expenses were incurred.

     FDIC insurance was $22,000 during the three months ended June 30, 1998 which remained unchanged from the same period last year.

     Other real estate owned expenses declined during the second quarter of 1998 by $21,000. Real estate taxes on other real estate owned declined due to lower assessed valuation to one of the properties. The decline in expenses also reflects the slightly smaller real estate owned portfolio that amounted to $2,547,000 at June 30, 1998 as compared to $2,672,000 at June 30, 1997.

                       NORTHERN STATES FINANCIAL CORPORATION

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS


     Miscellaneous other operating expenses decreased $14,000 compared to the same quarter last year. Expenses relating to charged off checking accounts and bad checks were $29,000 less during the second quarter of 1998 as compared to last year. Business development expenses were lower during the three months ended June 30, 1998 by $23,000 as a consequence of the merger as advertising was no longer needed for two institutions. Legal expenses increased $18,000 during the second quarter of 1998 and were the result of legal work done to consummate the merger between the two subsidiaries and to effect the five-for-one stock split. Loan and collection expenses increased $16,000 due to the increases in loans sold on the secondary market.

     During the six months ended June 30, 1998, total noninterest expenses were $4,945,000 or $158,000 more than during the same period last year, an increase of 3.30%. The Company's efficiency ratio was 49.14% for the first half of 1998 as compared to 48.87% for the first half of 1997.

     Salaries and employee benefit expense was $343,000 more during the six months ending June 30, 1998 as compared to the same period last year. Increases to the Company's stock price increased salary expenses relating to stock appreciation rights by $164,000 during the six months ended June 30, 1998 compared to the same period last year. Annual salary increases and the payment of increased commissions due to greater sales of loans on the secondary market increased salary and employee benefit expense. A final factor increasing salary expense was that during the third quarter of 1997, a senior lender was added to staff.

     Occupancy expenses were $58,000 less during the first six months of 1998 when compared to the same period of 1997. Decreased property taxes of $29,000 were due to lower assessed valuation of the Company's properties. Utilities expense was lower during the first half of 1998 by $15,000 due to mild weather.

     Data processing expense was $4,000 lower during the first six months of 1998 when compared to the same period of 1997. Increases to data processing expense relating to the merger were offset by deleting some programming that was not being utilized.

     FDIC deposit insurance expense was $261,000 for the first two quarters of 1998, a slight decrease of $4,000 from the same period last year.

     Other real estate owned expenses declined $65,000 during the six months ending June 30, 1998 as compared to the same period last year as property taxes on the other real estate owned portfolio declined due to decreases in the assessed valuation of other real estate owned. The lower other real estate owned expenses also reflects the slightly smaller real estate owned portfolio that amounted to $2,547,000 at June 30, 1998 as compared to $2,672,000 at June 30, 1997.

                       NORTHERN STATES FINANCIAL CORPORATION

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS



     Miscellaneous other operating expenses were $57,000 lower for the six months ending June 30, 1998 as compared to the same period last year. Expenses relating to charged off checking accounts and bad checks were $68,000 less during the first half of 1998 as compared to last year.
Business development expenses were lower during the six months ended June 30, 1998 by $49,000 as a result of the merger. Expenses relating to correspondent bank accounts were $27,000 less during the six months ended June 30, 1998 as compared to last year as correspondent bank balances were larger and earning allowances were greater, thus reducing this expense. Legal expenses increased $69,000 during the first half 1998 resulting from the merger between the two subsidiaries and the five-for-one stock split.
Due to the increases in loans sold on the secondary market loan and collection expenses increased $30,000.

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

     The "Year 2000 Policy and Action Plan" includes the five basic steps or phases recommended by the FFIEC: awareness, assessment, renovation, validation (testing) and implementation. At this time, the Company has completed both the awareness and assessment phases of its action plan, and the renovation and testing phases are well under way. It has been determined that both the Company's item processing system and its teller platform system are not year 2000 compliant. The Company has contracted for the purchase of new hardware and software for both systems and during the second quarter of 1998 installed the new item processing system. The combined cost of these projects approximate $200,000.

     The risk the Company has is that the date related accrual of interest on loans and deposits will adversely be effected by the year 2000. Another risk to the Company is that its loan customers' businesses will be impaired by the year 2000 in such a way that payments will not be made in a timely fashion.

     The Company is developing contingency plans to deal with year 2000 problems if they should happen on January 1, 2000. Methods of recalculting interest and adjusting customer records are being looked into in the event that problems result despite our implementations to avoid such problems.

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


FEDERAL AND STATE INCOME TAXES

     For the three months ended June 30, 1998 and 1997, the Company's provision for federal and state income taxes was $821,000 and $735,000 which as a percentage of pretax earnings was 31.37% and 31.08%. For the six months ended June 30, 1998, the Company's provision for federal and state taxes was $1,587,000 or 31.06% of pretax earnings as compared to $1,437,000 or 30.91% of pretax earnings for the six months ending June 30, 1997.

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

    Evaluating a financial institution's exposure to changes in interest rates includes assessing both the adequacy of the management process used to control IRR and the organization's quantitative level of exposure. When assessing the IRR management process, the Company seeks to ensure that appropriate policies, procedures, management information systems and internal controls are in place to maintain IRR at prudent levels with consistency and continuity. Evaluating the quantitative level of IRR exposure requires the Company to assess the existing and potential future effects of changes in interest rates on its consolidated financial condition, including capital adequacy, earnings, liquidity, and, where appropriate, asset quality.

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

                       NORTHERN STATES FINANCIAL CORPORATION

                     QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                 ABOUT MARKET RISK


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

     The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates as of December 31, 1997. The table uses December 31, 1997 as there has been no material changes to the Company's balance sheet and to market interest rate levels from December 31, 1997. The Company believes that the assumptions utilized are reasonable. The Company had no derivative financial instruments, or trading portfolio, as of December 31, 1997. The expected maturity date values for loans receivable, mortgage-backed securities, and investment securities were calculated by adjusting the instrument's contractual maturity date for expectations of prepayments. Expected maturity for interest-bearing core deposits such as NOW, money market and savings accounts are assumed to be 1998 as these may be withdrawn in a very short time period even though it may be unlikely. With respect to the Company's adjustable rate instruments, expected maturity date values were measured by adjusting the instrument's contractual maturity date for expectations of prepayments. From a risk management perspective, however, the Company believes that repricing dates, as opposed to expected maturity dates, may be a more relevant in analyzing the value of such instruments. Similarly, 42.7% of the Company's investment securities portfolio at December 31, 1997 is comprised of callable securities. Company borrowings consist of securities sold under repurchase agreements and a Federal Home Loan Bank term advance and were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.

                       NORTHERN STATES FINANCIAL CORPORATION

                     QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                 ABOUT MARKET RISK


                                       TABLE 3

                        NORTHERN STATES FINANCIAL CORPORATION
                     EXPECTED MATURITY DATES OF ON BALANCE SHEET
                    FINANCIAL INSTRUMENTS AS OF DECEMBER 31, 1997



                                   _____________________________ Maturing In____________________________
($  000s)                           1998         1999       2000         2001       2002      Thereafter   Totals    Fair Value
-------------------------------------------------------------------------------------------------------------------------------
Interest earning assets:
  Loans (1) (2)
      Fixed rate                   $17,753     $10,862     $15,771     $24,867     $16,685     $20,776    $106,714    107,151
      Average interest rate          8.88%       8.93%       8.98%       9.03%       8.98%       7.86%       8.75%
      Adjustable rate               55,486      12,365      13,052       9,012      13,816      32,424     136,155    136,155
      Average interest rate          9.17%       9.27%       9.21%       8.98%       9.29%       9.27%       9.21%
 Securities
      Fixed rate                    24,446      19,081      43,344      33,821      33,324      19,625     173,641    173,641
      Average interest rate          6.01%       6.30%       6.50%       6.47%       6.55%       7.33%       6.51%
      Adjustable rate                    0           0           0           0           0       7,031       7,031      7,031
      Average interest rate          0.00%       0.00%       0.00%       0.00%       0.00%       6.76%       6.76%
 Interest bearing deposits
   and federal funds sold
      Fixed rate                         0           0         100           0           0           0         100        100
      Average interest rate          0.00%       0.00%       7.30%       0.00%       0.00%       0.00%       7.30%
      Adjustable rate               11,306           0           0           0           0           0      11,306     11,306
      Average interest rate          5.57%       0.00%       0.00%       0.00%       0.00%       0.00%       5.57%
 Direct lease financing
      Fixed rate                       749         202          67         149         107           0       1,274      1,274
      Average interest rate          7.74%       7.80%       8.74%       7.30%       7.14%       0.00%       7.70%
                                  -------------------------------------------------------------------------------------------
          Total                   $109,740     $42,510     $72,334     $67,849     $63,932     $79,856    $436,221   $436,658
                                  -------------------------------------------------------------------------------------------
                                  -------------------------------------------------------------------------------------------
Interest bearing liabilities:
 Interest bearing deposits (3)
     Balances                     $280,967     $19,952      $5,580         $19          $6         $38    $306,562   $306,958
     Average interest rate           4.69%       6.06%       6.22%       5.48%       6.80%       6.01%       4.80%
 Borrowings
     Balances                       37,504       6,000           0           0           0           0      43,504     43,519
     Average interest rate           5.27%       5.92%       0.00%       0.00%       0.00%       0.00%       5.36%
                                  -------------------------------------------------------------------------------------------
          Total                   $318,471     $25,952      $5,580         $19          $6         $38    $350,066   $350,477
                                  -------------------------------------------------------------------------------------------
                                  -------------------------------------------------------------------------------------------

(1) Does not include net deferred loan fees, unearned income or the allowance for loan losses.
(2)  For fixed rate loans maturities are based on projected scheduled payments.
(3) For NOW, money market and savings deposits all balances assumed mature in 1998.

                                     SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to sign on its behalf by the undersigned hereunto duly authorized, on this 13th day of August, 1998.



NORTHERN STATES FINANCIAL CORPORATION
          (Registrant)





Date:             August  13, 1998           By:  /s/ Fred Abdula
                --------------------         --------------------------------
                                                  Fred Abdula
                                                  Chairman if the Board of
                                                  Directors and President



Date:            August 13, 1998             By: /s/ Thomas M. Nemeth
                ----------------------       ---------------------------------
                                                  Thomas M. Nemeth
                                                  Assistant Vice President