Form 10-Q
period 1998-09-30
NORTHERN STATES FINANCIAL CORP /DE/
filed 1998-11-10
CIK 744485

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

              For the quarterly period ending September 30, 1998

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

                    YES:     XXX               NO:
                             ---                   -----
               4,450,865 shares of common stock were outstanding
                           as of September 30, 1998

            NORTHERN STATES FINANCIAL CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                              SEPTEMBER 30, 1998
                                     INDEX



PART I.   FINANCIAL INFORMATION

  Item 1.  Financial Statements                                 Page Number

      Condensed consolidated balance sheets at September 30,
      1998, December 31, 1997, and September 30, 1997...............     2

      Condensed consolidated statements of income for the three
       and nine months ended September 30, 1998 and 1997............     3

      Condensed consolidated statements of comprehenesive income
       the three and nine months ended September 30, 1998 and 1997..     4

      Condensed consolidated statements of cash flows for
       the nine months ended September 30, 1998 and 1997............     5

      Notes to condensed consolidated financial statements......... 6 - 14

  Item 2.  Management's discussion and analysis of financial condition and results of operations.................15 - 25

  Item 7A. Quantitative and qualitative disclosures about market risk............................................... 25 - 27

  PART II.   OTHER INFORMATION

      Signatures....................................................... 28

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 1998, December 31, 1997 and September 30, 1997
(In thousands of dollars, except per share data)


                                                       September 30,   December 31,  September 30,
      Assets                                                1998           1997         1997
                                                       -------------   ------------  -------------
Cash and due from banks................................. $ 11,403      $  14,200       $ 15,037
Interest bearing deposits in financial institutions.....       74            106             36
Federal funds sold......................................   34,000         11,200         30,300
                                                       -------------   ------------  -----------
   Total cash and cash equivalents......................   45,477         25,506         45,373
Interest bearing deposits in financial institutions -
    maturities over 90 days.............................      100            100            100
Securities available for sale...........................  193,682        180,672        155,981
Loans...........................................          238,394        242,224        243,090
Less: Allowance for loan losses.........................   (5,478)        (5,430)        (5,421)
                                                       -------------   ------------  -----------
   Loans, net...................................          232,916        236,794        237,669
Direct lease financing..................................    1,090          1,274          1,132
Office buildings and equipment, net.....................    5,695          5,899          6,002
Other real estate owned, net of allowance for losses
   of $552, $544 and $541...............................    2,497          2,555          2,560
Accrued interest receivable.............................    4,188          4,308          4,079
Other assets....................................            1,542          1,878          1,777
                                                       -------------   ------------  ----------
   Total assets.................................         $487,187       $458,986       $454,673
                                                       -------------   ------------  ----------
                                                       -------------   ------------  ----------
      Liabilities and Stockholders' Equity
Liabilities
Deposits
   Demand - noninterest-bearing.................         $ 38,808        $41,388       $ 38,568
   NOW accounts.................................           45,687         36,455         38,848
   Money market accounts........................           45,641         38,790         52,527
   Savings......................................           42,605         43,923         43,546
   Time, $100,000 and over......................          108,351         93,469         86,802
   Time, under $100,000.........................           88,834         93,925         93,195
                                                       -------------   ------------  ----------
      Total deposits............................          369,926        347,950        353,486
Securities sold under repurchase agreements
   and other short-term borrowings..............           36,152         38,504         35,690
Federal Home Loan Bank advances.................           10,000          5,000              0
Advances from borrowers for taxes and insurance.              437          1,166            426
Accrued interest payable and other liabilities..            5,979          6,171          5,692
                                                       -------------   ------------  ----------
      Total liabilities.........................          422,494        398,791        395,294

Stockholders' Equity
Common stock....................................            1,780          1,779          1,779
Additional paid-in capital......................           11,254         11,222         11,216
Retained earnings...............................           50,870         46,725         45,809
Unrealized gain on securities available for sale,
  net...........................................              789            469            575
                                                       -------------   ------------  ----------
   Total stockholders' equity...................           64,693         60,195         59,379
                                                       -------------   ------------  ----------
   Total liabilities and stockholders' equity...         $487,187       $458,986       $454,673
                                                       -------------   ------------  -------------
                                                       -------------   ------------  -------------

                 The accompanying notes are an integral part of these
                     condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three months and nine months ended September 30, 1998 and 1997
(In thousands of dollars, except per share data)


                                                   Three months ended              Nine months ended
                                               September 30,  September 30,  September 30,  September 30,
                                                        1998           1997           1998           1997
                                               -------------  -------------  -------------  -------------
Interest income
   Loans (including fee income)...........            $5,344         $5,618        $16,446       $16,452
   Securities
     Taxable..............................             2,594          2,048          7,633          6,043
      Exempt from federal income tax......               244            286            749            872
   Interest bearing deposits in financial
     institutions.........................                 2              7             21             23
   Federal funds sold.....................               373            324            826            679
                                               -------------  -------------  -------------  -------------
      Total interest income...............             8,557          8,283         25,675         24,069
                                               -------------  -------------  -------------  -------------
Interest expense
   Time deposits..........................             2,624          2,453          7,778          6,969
   Other deposits.........................             1,090          1,071          3,135          3,103
   Other borrowings.......................               578            439          1,721          1,257
                                               -------------  -------------  -------------  -------------
      Total interest expense..............             4,292          3,963         12,634         11,329
                                               -------------  -------------  -------------  -------------
Net interest income.......................             4,265          4,320         13,041         12,740
Provision for loan losses.................                 0            120             10            480
                                               -------------  -------------  -------------  -------------
Net interest income after provision for
   loan losses............................             4,265          4,200         13,031         12,260
                                               -------------  -------------  -------------  -------------
Noninterest income
   Service fees on deposits...............               283            322            834            965
   Trust income...........................               156            156            498            454
   Net gains on sales of loans............               102             58            262            118
   Other operating income.................               195            124            430            499
                                               -------------  -------------  -------------  -------------
      Total noninterest income............               736            660          2,024          2,036
                                               -------------  -------------  -------------  -------------
Noninterest expenses
   Salaries and employee benefits.........             1,314          1,385          4,323          4,051
   Occupancy and equipment expenses, net..               309            289            921            959
   Data processing expense................               116            135            377            400
   FDIC deposit insurance expense.........                21             20             64             64
   Other real estate owned expenses.......                12             19             73            145
   Other operating expenses...............               504            428          1,463          1,444
                                               -------------  -------------  -------------  -------------
      Total noninterest expenses..........             2,276          2,276          7,221          7,063
                                               -------------  -------------  -------------  -------------
Income before income taxes................             2,725          2,584          7,834          7,233
Provision for income taxes................               856            813          2,443          2,250
                                               -------------  -------------  -------------  -------------
Net income................................            $1,869         $1,771         $5,391        $4,983
                                               -------------  -------------  -------------  -------------
                                               -------------  -------------  -------------  -------------
Basic earnings per common share...........             $0.42          $0.40          $1.21          $1.12

Diluted earnings per common share.........             $0.42          $0.40          $1.21          $1.12


             The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three months and nine months ended September 30, 1998 and 1997
(In thousands of dollars, except per share data)


                                                         Three months ended            Nine months ended
                                                    September 30,  September 30,  September 30,  September 30,
                                                             1998           1997           1998           1997
                                                    -------------  -------------  -------------  -------------
Net income................................                 $1,869         $1,771         $5,391        $4,983
Other comprehensive income:
      Unrealized gains arising during period
        on securities available for sale, net of tax
        of $140, $338, $204, and $388.....                    220            533            320            584
                                                    -------------  -------------  -------------  -------------
Comprehensive income......................                 $2,089         $2,304         $5,711        $5,567
                                                    -------------  -------------  -------------  -------------
                                                    -------------  -------------  -------------  -------------

     The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 30, 1998 and 1997
(In thousands of dollars)


                                                            September 30,  September 30,
                                                                     1998           1997
                                                            -------------  -------------
Cash flows from operating activities
  Net income................................................ $  5,391       $  4,983
  Adjustments to reconcile net income to cash from
   operating activities:
     Depreciation...........................................      425            416
     Provision for loan losses..............................       10            480
     Provision for losses on other real estate owned........       10             17
     Deferred loan fees.....................................      (60)           (53)
     Proceeds from sales of loans...........................   18,304          6,990
     Loans originated for sale..............................  (18,499)        (6,965)
     Net gains on sales of loans............................     (262)          (118)
     Net (gains) losses on sales of other real estate owned.        2           (142)
     Amortization of mortgage servicing rights..............       46             25
     Net change in interest receivable......................      120           (124)
     Net change in interest payable.........................      (28)           436
     Net change in other assets.............................       55            785
     Net change in other liabilities........................     (133)            55
                                                             ---------      ---------
       Net cash from operating activities...................    5,381          6,785
                                                             ---------      ---------
Cash flows from investing activities
     Proceeds from maturities  and calls
     of securities available for sale.......................  119,519         49,434
     Purchases of securities available for sale............. (132,005)       (54,693)
     Change in loans made to customers......................    4,385        (10,426)
     Property and equipment expenditures....................     (221)          (168)
     Net change in direct lease financing...................      184           (133)
     Proceeds from sales of other real estate owned.........       46            587
                                                             ---------      ---------
       Net cash from investing activities...................   (8,092)       (15,399)
                                                             ---------      ---------
Cash flows from financing activities
     Net change in:
      Deposits..............................................   21,976         24,691
      Securities sold under repurchase agreements
        and other short-term borrowings.....................    2,648         (1,068)
      Advances from borrowers for taxes and insurance.......     (729)          (595)
    Net proceeds from exercise of stock options.............       33              0
    Dividends paid..........................................   (1,246)        (1,023)
                                                             ---------      ---------
       Net cash from financing activities...................    22,682         22,005
                                                             ---------      ---------
Net change in cash and cash equivalents.....................   19,971         13,391
Cash and cash equivalents at beginning of period............   25,506         31,982
                                                             ---------      ---------
Cash and cash equivalents at end of period.................. $ 45,477        $45,373
                                                             ---------      ---------
                                                             ---------      ---------
Supplemental disclosures
    Cash paid during the period for
       Interest.............................................  $12,662       $10,893
       Income taxes.........................................    2,439         2,159
    Noncash investing activities
       Transfers made from loans to other real estate owned..       0           176

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                     NORTHERN STATES FINANCIAL CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1998

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

     The condensed consolidated balance sheets are as of September 30, 1998, December 31, 1997 and September 30, 1997. The condensed consolidated statements of income and the condensed consolidated statements of comprehensive income are for the three and nine months ended September 30, 1998 and 1997. The condensed consolidated statements of cash flows are for the nine months ended September 30, 1998 and 1997.

     The interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes (or "notes thereto") of the Company for the years ended December 31, 1997, 1996 and 1995.

     The results of operations for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results to be expected for the full year.

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

                                             September 30,   December 31,  September 30,
                                                 1998           1997          1997
                                             -------------   -----------   -------------
     Common shares authorized............     6,500,000        1,750,000      1,750,000

     Common shares outstanding...........     4,450,865          889,373        889,273

     Par value per share.................         $0.40            $2.00          $2.00

                     NORTHERN STATES FINANCIAL CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1998

               (Dollar amounts in thousands, except per share data)

                                 (Unaudited)

NOTE 2 - SECURITIES

     The amortized cost, gross unrealized gains and losses and fair value of securities available for sale as of September 30, 1998, December 31, 1997 and September 30, 1997 are as follows:


SEPTEMBER 30, 1998                                Amortized             Gross Unrealized           Fair
                                                       Cost          Gains         Losses          Value
                                                ---------------------------------------------------------
U.S. Treasury.............................          $13,033            $86             $0        $ 13,119
U.S. Government agencies and corporations.          144,993            223            (67)        145,149
States and political subdivisions.........           21,815            773              0          22,588
Mortgage-backed securities................           10,558            117              0          10,675
Equity securities.........................            1,995            161             (5)          2,151
                                                ---------------------------------------------------------
   Total..................................         $192,394         $1,360          ($72)        $193,682
                                                ---------------------------------------------------------
                                                ---------------------------------------------------------


  DECEMBER 31, 1997                               Amortized             Gross Unrealized           Fair
                                                       Cost          Gains         Losses          Value
                                                ---------------------------------------------------------
U.S. Treasury............................            $14,017            $15           ($1)       $ 14,031
U.S. Government agencies and corporations            129,077             45          (250)        128,872
States and political subdivisions........             21,712            720           (24)         22,408
Mortgage-backed securities...............             13,033            137           (47)         13,123
Equity securities........................              2,069            196           (27)          2,238
                                                ---------------------------------------------------------
                                                    $179,908         $1,113         ($349)       $180,672
                                                ---------------------------------------------------------
                                                ---------------------------------------------------------


       SEPTEMBER 30, 1997                         Amortized             Gross Unrealized           Fair
                                                       Cost          Gains         Losses          Value
                                                ---------------------------------------------------------
U.S. Treasury............................            $14,031            $16             $0       $ 14,047
U.S. Government agencies and corporations            101,848            117           (134)       101,831
States and political subdivisions........             23,115            697            (29)        23,783
Mortgage-backed securities...............             13,979            166            (75)        14,070
Equity securities and mutual fund
   investment in debt securities.........              2,069            222            (41)         2,250
                                                ---------------------------------------------------------
   Total.................................           $155,042         $1,218          ($279)      $155,981
                                                ---------------------------------------------------------
                                                ---------------------------------------------------------

                     NORTHERN STATES FINANCIAL CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1998

               (Dollar amounts in thousands, except per share data)

                                 (Unaudited)

     Contractual maturities of debt securities at September 30, 1998 were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.


                                                        Amortized         Fair
                                                           Cost          Value
                                                        -------------------------
 Due in one year of less..................                $18,061        $18,138
 Due after one year through five years....                137,604        138,211
 Due after five years through ten years...                 24,176         24,507
                                                        -------------------------
                                                          179,841        180,856
 Mortgage-backed securities...............                 10,558         10,675
 Equity securities........................                  1,995          2,151
                                                        -------------------------

  Total...................................               $192,394       $193,682
                                                        -------------------------
                                                        -------------------------

     Mortgage-backed securities are comprised of investments in pools of residential mortgages. The mortgage pools are issued and guaranteed by the Federal Home Loan Mortgage Corporation (FHLMC), the Government National Mortgage Corporation (GNMA) or the Federal National Mortgage Association
(FNMA).

    The fair value of agency securities with call options totalled $141,595 at September 30, 1998. As of September 30, 1998, the Company held one structured note with an amortized cost of $1,000 and fair value of $1,001. This security was issued by the Federal Home Loan Bank (FHLB) and has a floating interest rate that may be adjusted periodically during the term to maturity.

     There were no sales of securities during the three or nine months ended September 30, 1998 and 1997.

    Securities carried at $135,401 and $100,062 at September 30, 1998 and 1997 were pledged to secure public deposits, repurchase agreements and for other purposes as required or permitted by law.

                     NORTHERN STATES FINANCIAL CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1998

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

     Loans at September 30, 1998, December 31, 1997 and September 30, 1997 were as follows:

                                              September 30,   December 31,  September 30,
                                                       1998           1997          1997
                                              --------------------------------------------
 Commercial..............................           $58,311        $54,701       $ 56,449
 Real estate - construction..............            24,855         26,768         26,515
 Real estate - mortgage..................           147,660        152,856        151,675
 Installment.............................             8,106          8,544          9,088
                                              --------------------------------------------
   Total loans...........................           238,932        242,869        243,727
 Unearned income.........................             (107)          (154)          (161)
 Deferred loan fees......................             (431)          (491)          (476)
                                              --------------------------------------------
   Loans, net of unearned income
     and deferred loan fees..............           238,394        242,224        243,090
 Allowance for loan losses...............           (5,478)        (5,430)        (5,421)
                                              --------------------------------------------
   Loans, net............................          $232,916       $236,794      $237,669
                                              --------------------------------------------
                                              --------------------------------------------

     Loans held for sale on September 30, 1998, December 31, 1997 and September 30, 1997 were approximately $1,795, $1,338 and $925 and are classified as real estate loans.

     Real estate - mortgage loans with a carrying value of $21,646, $24,807 and $15,548 were pledged to secure public deposits at September 30, 1998, December 31, 1997 and September 30, 1997. The Company has pledged real estate - mortgage loans on residential property in an amount equal to at least 167% of the outstanding Federal Home Loan Bank advances.

     Non-performing loans, which includes loans contractually past due ninety days or more, loans accounted for on a nonaccrual basis, and loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower, amounted to $4,306 at September 30, 1998, $1,006 at December 31, 1997 and $2,270 at September 30, 1997.

                      NORTHERN STATES FINANCIAL CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1998

               (Dollar amounts in thousands, except per share data)

                                 (Unaudited)

     Impaired loans were as follows for September 30, 1998, December 31, 1997 and September 30, 1997:

                                             September 30,   December 31,  September 30,
                                                      1998           1997          1997
                                             --------------------------------------------
 Loans with no allowance
   for losses allocated..................               $0             $0            $0
 Loans with allowance
   for losses allocated..................            3,949            754           647
 Amount of the allowance
   allocated.............................              593            125           109

     The average balance and income recognized on impaired loans were as follows for the three and nine months ended September 30, 1998 and September 30, 1997:


                                                  Three months ended             Nine months ended
                                              September 30,  September 30,  September 30,  September 30,
                                                       1998           1997           1998           1997
                                              ----------------------------------------------------------
  Average of impaired
     loans during the period.................       $1,734           $627         $1,022          $810
  Interest income recognized
     during the impairment period............            0             18              0            34
  Cash-basis interest income recognized
     during the impairment period............            0             18              8            34

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

                              September 30, 1998

               (Dollar amounts in thousands, except per share data)

                                 (Unaudited)

     At June 30, 1998, December 31, 1997 and June 30, 1997, the contract amount of the Company's off-balance sheet commitments was as follows:

                                                 September 30,   December 31,  September 30,
                                                     1998           1997           1997
                                                 -------------------------------------------
   Unused lines of credit and
    commitments to make loans:
      Fixed rate.........................             $31,264        $20,388       $17,302
      Variable rate......................              64,499         54,339        52,698
                                                 -------------------------------------------
         Total...........................             $95,763        $74,727       $70,000
                                                 -------------------------------------------
                                                 -------------------------------------------
   Standby letters of credit.............              $6,631         $6,891        $5,979

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

                              September 30, 1998

               (Dollar amounts in thousands, except per share data)

                                 (Unaudited)

NOTE 4 - ALLOWANCE FOR LOAN LOSSES AND OTHER REAL ESTATE OWNED LOSSES

     Activity in the allowance for loan losses for the nine months ended September 30, 1998, twelve months ended December 31, 1997 and nine months ended September 30, 1997 is as follows:

                                               September 30,   December 31,  September 30,
                                                        1998           1997          1997
                                               --------------------------------------------
   Balance at beginning of year...............        $5,430         $4,839         $4,839
   Provision charged to operating expense.....            10            480            480
   Loans charged off..........................           (11)          (209)          (190)
   Recoveries on loans
     previously charged off...................            49            320            292
                                               --------------------------------------------
      Balance at end of period................        $5,478         $5,430         $5,421
                                               --------------------------------------------
                                               --------------------------------------------

     Activity in the allowance for other reals estate owned losses for the nine months ended September 30, 1998, twelve months ended December 31, 1997 and nine months ended September 30, 1997 is as follows:

                                                    September 30,   December 31,  September 30,
                                                             1998           1997          1997
                                                   --------------------------------------------
        Balance at beginning of year...............          $544           $532          $532
        Provision charged to operating expense.....            10             21            17
        Losses on other real estate owned..........            (2)            (9)           (8)
                                                   --------------------------------------------
           Balance at end of period................          $552           $544          $541
                                                   --------------------------------------------
                                                   --------------------------------------------

                      NORTHERN STATES FINANCIAL CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1998

               (Dollar amounts in thousands, except per share data)

                                 (Unaudited)



NOTE 5 - PROVISION FOR INCOME TAX

     The provision for income taxes represents federal and state income tax expense calculated using annualized rates on taxable income generated during the respective periods.


NOTE 6 - STOCKHOLDERS' EQUITY

     For the nine months ended September 30, 1998 total stockholders' equity increased $4,498. The increase is a result of net income of $5,391, plus the change in the valuation allowance from December 31, 1997 for the fair value of securities available for sale, net of tax, of $320, plus $33 due to the exercise of 4,000 stock options pursuant to the Omnibus Incentive Plan, less cash dividends of $1,246.

     For the nine months ended September 30, 1997 total stockholders' equity increased $4,544 due to net income of $4,983, plus the change in the valuation allowance from December 31, 1996 for the fair value of securities available for sale, net of tax, of $584, less cash dividends paid $1,023.


NOTE 7 - OMNIBUS INCENTIVE PLAN INSTRUMENTS

     The 1992 Omnibus Incentive Plan (the Plan) authorizes the issuance of up to 375,000 shares of the Company's common stock, including the granting of non-qualified stock options, restricted stock and stock appreciation rights.

     Statement of Financial Accounting Standards No. 123 which became effective for 1996, requires pro forma disclosures for companies that do not adopt its fair value accounting method for stockbased employee compensation. The Company did not grant any stock options during the nine months ended September 30, 1998 or during the entire year, 1997.

                      NORTHERN STATES FINANCIAL CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1998

               (Dollar amounts in thousands, except per share data)

                                 (Unaudited)

     Stock options may be used to reward directors and employees and provide them with an additional equity interest in the Company. Options have been issued for 10 year periods and are fully vested when granted.



                                                         Number of   Weighted-Avg.
                                                           Options   Exercise Price
                                                        ---------------------------
 Outstanding at January 1, 1997............                25,890             $8.32

 Exercised during period ended
   September 30, 1997......................                     0                 0
                                                        ---------------------------
 Outstanding at September 30, 1997.........                25,890             $8.32
                                                        ---------
                                                        ---------


 Outstanding at January 1, 1998............                25,390             $8.32

 Exercised during period ended
   September 30, 1998......................                (4,000)             8.34
                                                        ---------------------------
 Outstanding at September 30, 1998.........                21,390             $8.32
                                                        ---------
                                                        ---------

     At September 30, 1998, all remaining options had an exercise price of
$8.32.   The options outstanding had a remaining life of 3.25 years.

     The Company at its discretion may grant stock appreciation rights under the Plan. A stock appreciation right entitles the holder to receive from the Company an amount equal to the excess, if any, of the aggregate fair market value of the Company's common stock which is the subject of such a grant over the grant price. During the nine months ended September 30, 1998 no stock appreciation rights were exercised. During the nine months ended September 30, 1997, 3,280 stock appreciation rights were exercised and payment was made to the holders. As of September 30, 1998 and 1997, 16,240 stock appreciation rights were outstanding that had been granted at $8.32. The Company's expense was ($117) and $26 for the three months ended September 30, 1998 and 1997 and was $63 and $42 for the nine months ended September 30, 1998 and 1997. The stock appreciation rights will expire during 2002.

                     NORTHERN STATES FINANCIAL CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



     The following discussion focuses on the consolidated financial conditions of the Northern States Financial Corporation (the "Company") at September 30, 1998 and the consolidated results of operations for the three and nine month periods ending September 30, 1998, compared to the same periods of 1997. The purpose of this discussion is to provide a better understanding of the condensed consolidated financial statements and the operations of its subsidiary, the Bank of Waukegan (the "Bank"). This discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto included herein.

     The statements contained in this management's discussion and analysis that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this report that a number of important factors could cause the Company's actual results subsequent to September 30, 1998 to differ materially from those expressed in any such forward-looking statements.

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


FINANCIAL CONDITION

     The consolidated total assets for the Company were $487.2 million at September 30, 1998, increasing $28.2 million from the Company's year-end, December 31, 1997.

     The Company's federal funds sold at September 30, 1998 was $34.0 million which is an increase of $22.8 million from December 31, 1997. The Company's federal funds sold position has been increased for liquidity purposes.

     Securities in total were $193.7 million increasing by $13.0 million from the previous year-end. The securities available for sale portfolio showed increases in U.S. Government agency issues of $16.2 million and in securities issued by state and political subdivisions of $.2 million. As a result of lower loan volume and increased deposits, U.S. Goverment agency issues were purchased because of the attractive yields earned on them. Mortgage-backed securities, U.S. Treasury and equity securities decreased by $2.4 million, $.9 million and $.1 million.

                     NORTHERN STATES FINANCIAL CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


     The Company's loans decreased $3.8 million or 1.58% from December 31, 1997. The decrease in loans occurred primarily in the real estate - mortgage loan portfolio which decreased $5.1 million. The decline in the real estate -mortgages was due to payoffs on several large commercial mortgages as a result of businesses being sold or refinanced. Real estate - construction loans declined $1.9 million while commercial loans increased $3.6 million. The consumer installment loan portfolio also declined $.4 million from year end.

     During the first nine months of 1998 deposits at the Company grew $22.0 million or 6.32%. Time deposits of $100,000 and over increased $14.9 million and NOW accounts increased $9.2 million primarily as a result of the infusion of public deposits. Being located in the county seat, the Company accepts deposits from various local governments which collected property taxes in June and September. Many of the public depositors have long term deposit relationships with the Bank and the Bank is able meet the public depositors' need to have securities pledged to secure their deposits. Money market deposits increased $6.9 million due to increases from commercial and public depositors. Time deposits, under $100,000 declined $5.1 million from year-end while noninterest-bearing deposits and savings decreased $2.6 million and $1.3 million.

     Securities sold under repurchase agreements and other short-term borrowings at the Company declined $2.4 million from December 31, 1997 to $36.2 million at September 30, 1998. These funds mainly consist of securities sold under repurchase agreement that are offered through an overnight repurchase agreement product and a term product with maturities from 7 days to one year. Repurchase agreements provide a source of funds to the Company that do not increase reserve requirements with the Federal Reserve Bank or create an expense relating to FDIC insurance and, therefore, are less costly to the Company. The decrease in repurchase agreement funds has been the result of commercial customers drawing down their balances.

     The Company has received term advances from the Federal Home Loan Bank in the amount of $10,000,000 which have increased $5,000,000 from year end. These funds have been used to purchased U.S. Government agency securities that have call provisions on the same date that the advances are due to be repaid.

     Total stockholders' equity increased $4,498,000 during the nine months ended September 30, 1998. The increase is the result of net income of $5,391,000, plus the adjustment in the valuation allowance for the market value of securities available-for-sale, net of tax, of $320,000, plus $33,000 due to the exercise of 4,000 stock options pursuant to the Omnibus Incentive Plan, less cash dividends paid of $1,246,000.

     The tier 1 capital to average asset ratio at September 30, 1998 was 14.67% and the total capital to asset ratio, on a risk adjusted basis, amounted to 21.50%, exceeding the minimum required to be well capitalized under prompt corrective action regulations, which minimums are 5.00% and 10.00%. Book value per share was $14.53 at September 30, 1998 as compared to $13.54 at December 31, 1997. On September 30, 1998, the Company and its subsidiary were in compliance with all applicable regulatory capital requirements.

                     NORTHERN STATES FINANCIAL CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS




RESULTS OF OPERATIONS


NET INCOME

     Consolidated net income for the quarter ended September 30, 1998 was $1,869,000, an increase of $98,000 or 5.53%, as compared to net income of $1,771,000 for the same period the previous year. The annualized return on average assets was 1.58% for the quarter which was down slightly from 1.62% for the quarter the previous year. Consolidated net income for the nine months ended September 30, 1998 was $5,391,000, an increase of $408,000 or 8.19%, over the first nine months of 1997. The annualized return on average assets for the first nine months of 1998 was 1.55% which was the slightly less than 1.56% for the same period the previous year.


NET INTEREST INCOME

     Net interest income, the difference between interest income earned on average interest earning assets and interest expense on average interest bearing liabilities, decreased $55,000 or 1.27% during the three months ended September 30, 1998, compared to the same three months in 1997. The decrease in net interest income for the third quarter of 1998 resulted from decreased yields on interest earning assets compared to yields on interest earning assets during the same period last year. As evidenced in Table 1, "Analysis of Average Balance and Tax Equivalent Rates for the Three Months ended September 30, 1998 and 1997", the yield on interest earning assets declined to 7.68% during the third quarter of 1998 as compared to 8.16% last year, a decline of 48 basis points. The decline is attributable to yields earned on loans which declined to 8.98% during the third quarter of 1998 as compared to 9.36% last year. Competition for loans during 1998 has kept loan rates lower than in the past. Table 1 also indicates that rates paid on interest bearing liabilities remained fairly stable declining only 3 basis points to 4.73% from 4.76% last year. The net yield on interest earning assets declined 44 basis points to 3.90% during the third quarter of 1998 as compared to 4.34% last year. Since the beginning of 1998 management has decreased the rates offered on time deposits by approximately 60 basis points in order to increase the net yield on interest earning assets. The impact of the decrease in time deposit rates has been partially offset by the increases in time deposits, $100,000 and over which generally are paid higher rates than other deposit instruments. As time deposits mature and renew the impact of this reduction in time deposit rates will be observed.

     During the first nine months of 1998, net interest income increased $301,000 or 2.36% over the same period of 1997. Table 2, "Analysis of Average Balance and Tax Equivalent Rates for the Nine Months ended September 30, 1998 and 1997" shows that the Company's net yield on interest earning assets was 4.06% for the first nine months of 1998 as compared to 4.39% in 1997. Despite the decline in the net yield by 33 basis points, net interest income increased as a result of increased volumes in interest earning assets which were $41.0 million higher during the first nine months of 1998 as compared to the same period last year. Management's lowering of time deposit rates by 60 basis points in 1998 will have an impact on the net yield on earning assets as time deposits mature and renew at the lower rates.

                     NORTHERN STATES FINANCIAL CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                                    TABLE 1

                     NORTHERN STATES FINANCIAL CORPORATION
              ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES
             For the Three Months Ended September 30, 1998 and 1997
                                   ($  000s)


                                                                1998                                         1997
                                            ----------------------------------------  --------------------------------------
                                              Average                                   Average
                                              Balance       Interest         Rate       Balance       Interest      Rate
                                             ---------------------------------------    -------------------------------------
Assets
   Loans (1)(2)(3)                           $239,615         $5,380          8.98%    $241,606         $5,655         9.36%
   Taxable securities                         169,645          2,594          6.13%     129,324          2,048         6.33%
   Securities exempt from taxes (2)            18,678            370          8.19%      21,183            434         8.39%
   Interest bearing deposits in banks             173              2          4.62%         473              7         5.92%
   Federal funds sold                          26,824            373          5.56%      23,015            324         5.63%
                                             -----------------------                 -------------------------
    Interest earning assets                   454,935          8,719          7.68%     415,601          8,468         8.16%
                                                     ---------------                           ---------------
    Noninterest earning assets                 20,184                                   22,441
                                             --------                                 ---------
    Average assets                           $475,119                                 $438,042
                                             --------                                 ---------
                                             --------                                 ---------
Liabilities and stockholders' equity
   NOW deposits                               $41,858            315          3.01%     $38,565            287         2.98%
   Money market deposits                       44,789            450          4.02%      44,846            451         4.02%
   Savings deposits                            43,321            325          3.00%      44,450            333         3.00%
   Time deposits                              188,637          2,624          5.56%     170,988          2,453         5.74%
   Other borrowings                            44,628            578          5.18%      34,302            439         5.12%
                                             -----------------------                 -------------------------
    Interest bearing
     liabilities                              363,233          4,292          4.73%     333,151          3,963         4.76%
                                                     ---------------                           ---------------
   Demand deposits                             40,807                                    40,298
   Other noninterest bearing liabilities        7,697                                     6,658
   Stockholders' equity                        63,382                                    57,935
                                             --------                                   -------
    Average liabilities and
     stockholders' equity                    $475,119                                  $438,042
                                             --------                                  --------
                                             --------                                  --------
    Net interest income                                       $4,427                                   $4,505
                                                             --------                                --------
                                                             --------                                --------
    Net yield on interest
     earning assets                                                           3.90%                                    4.34%
                                                                           --------                                  --------
                                                                           --------                                  --------
     Liabilities to earning
     assets ratio                                                            80.02%                                   80.24%
                                                                           --------                                  --------
                                                                           --------                                  --------


       (1) - Interest income on loans includes loan origination fees of $103 and $ 116 for the three months ended September 30, 1998 and 1997.
       (2) - Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34% rate.
       (3) - Non-accrual loans are included in average loans.

                     NORTHERN STATES FINANCIAL CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                                    TABLE 2

                        NORTHERN STATES FINANCIAL CORPORATION
                 ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES For the Nine Months Ended September 30, 1998 and 1997
                                   ($  000s)

                                                                     1998                                    1997
                                                  -------------------------------------       ----------------------------------
                                                     Average                                   Average
                                                     Balance       Interest        Rate        Balance       Interest       Rate
                                                  -------------------------------------       ----------------------------------
Assets
   Loans (1)(2)(3)                                  $241,229        $16,546        9.15%      $239,226        $16,559       9.23%
   Taxable securities                                164,343          7,633        6.20%       126,300          6,043       6.34%
   Securities exempt from
    federal income taxes (2)                          19,032          1,135        8.24%        21,535          1,322       8.37%
   Interest bearing deposits in banks                    437             21        6.41%           537             23       5.71%
   Federal funds sold                                 19,964            826        5.52%        16,453            679       5.50%
                                                   ------------------------                 -------------------------
    Interest earning assets                          445,005         26,161        7.86%       404,051         24,626       8.12%
                                                            ---------------                           ---------------
   Noninterest earning assets                         20,776                                   22,603
                                                   ---------                                ----------
    Average assets                                  $465,781                                 $426,654
                                                   ---------                                ----------
                                                   ---------                                ----------
Liabilities and stockholders' equity
   NOW deposits                                      $39,764            891        2.99%       $37,683            836       2.96%
   Money market deposits                              42,343          1,263        3.98%        42,700          1,274       3.98%
   Savings deposits                                   44,103            981        2.97%        44,672            993       2.96%
   Time deposits                                     185,081          7,778        5.60%       164,598          6,969       5.65%
   Other borrowings                                   43,936          1,721        5.22%        33,458          1,257       5.01%
                                                   ------------------------                 -------------------------
    Interest bearing liabilities                     355,227         12,634        4.74%       323,111         11,329
                                                            ---------------                           ---------------       4.67%
   Demand deposits                                    39,961                                   40,090
   Other noninterest bearing liabilities               8,575                                    7,078
   Stockholders' equity                               62,018                                   56,375
                                                   ---------                                ----------
    Average liabilities and
     stockholders' equity                           $465,781                                 $426,654
                                                   ---------                                ----------
                                                   ---------                                ----------
    Net interest income                                             $13,527                                  $13,297
                                                                  ---------                            -------------
                                                                  ---------                            -------------
    Net yield on interest
     earning assets                                                                4.06%                                    4.39%
                                                                                ---------                            -------------
                                                                                ---------                            -------------
    Interest-bearing liabilities to
     earning assets ratio                                                         80.00%                                   79.92%
                                                                                ---------                            -------------
                                                                                ---------                            -------------

       (1) - Interest income on loans includes loan origination fees of $ 393 and $ 319 for the nine months ended September 30, 1998 and 1997.
       (2) - Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34% rate.
       (3) - Non-accrual loans are included in average loans.

                     NORTHERN STATES FINANCIAL CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


PROVISION FOR LOAN LOSSES

     There was no provision for loan losses during the three months ended September 30, 1998 as compared to $120,000 for the same period the previous year. For the nine months ended September 30, 1998, the provision for loan losses was $10,000 compared to $480,000 for the nine months ended September 30, 1997. Management, with the concurrence of the Board of Directors, lowered the provision for loan losses during 1998 after a careful review of the adequacy of the allowance for loan losses and the levels of non-performing and impaired loans.

      At September 30, 1998, the allowance for loan losses was $5,478,000 or 2.30% of loans as compared to 2.23% of loans at September 30, 1997. Nonperforming loans, at September 30, 1998, were $4,306,000, up from $2,270,000 at September 30, 1997. The increase is the result of one credit for approximately $3,000,000 becoming past due. The credit is secured by an office building in which the Bank is the debtor in possession and steps are
being taken to liquidate the property.   Despite the increase in
nonperforming loans and impaired loans, which includes nonperforming loans deemed to be impaired, the portion of the allowance for loan losses that is specifically allocated is $3,221,000 leaving $2,257,000 unallocated for other possible contingencies. During the first nine months of 1998 only $11,000 in loans has been charged off to the allowance compared to $190,000 during the same period last year. Recoveries of loans previously charged off were $49,000 during the first nine months of 1998 compared to $292,000 during the same period in 1997.

     The adequacy of the allowance for loan losses is analyzed by management and the Board of Directors at least quarterly. Loans judged to be impaired, loans with potential loss exposure, loans that are no longer accruing interest, and historical net loan loss percentages are reviewed in the analysis of the allowance for loan losses. Based on management's and the Board of Directors' analysis, the allowance for loan losses at September 30, 1998 is adequate to cover future possible loan losses. If the level of impaired and nonperforming remains stable during the remainder of 1998, no additional loan loss provision is budgeted during 1998.

NONINTEREST INCOME

     Noninterest income for the three months ended September 30, 1998 was $736,000 as compared to $660,000 for the three months ended September 30, 1997, an increase of $76,000. Service fees on deposits decreased by $39,000 as compared to the same quarter last year because of overdraft fee income being $27,000 lower and other service charges on deposit being $12,000 less than last year. Trust fee income remained unchanged during the quarter ended September 30, 1998. Other income from gains on sales on loans increased $44,000 during the third quarter of 1998 as there were increased loan sales as compared to last year. Miscellaneous operating income during the third quarter of 1998 was $71,000 greater than the same period last year in part from $58,000 in mortgage brokerage operation fee income. During the third quarter the Bank restructured its mortgage brokerage operation which now originates mortgages for other companies in addition to selling loans through Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC) programs. Management believes that the restructuring gives customers a wider range of mortgage products to choose from. Unlike the loans sold through the FNMA and FHLMC programs, mortgage loans originated for other companies are not funded or serviced by the Bank but do provide a source of increased fee income.

                     NORTHERN STATES FINANCIAL CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


     For the first nine months of 1998 noninterest income was $2,024,000 as compared to $2,036,000 for the same period of 1997, a decrease of $12,000. Service fees on deposits were $131,000 less during the first nine months of 1998 as compared to the same period last year because of decreased overdraft fee income of $78,000 and service charge income on checking and NOW accounts of $53,000. The decreased overdraft fee income and service charge income can in part be explained by the decline in the number of checking and NOW accounts at the Company which decreased 519 accounts or 5.40% from September 30, 1997. These accounts belonged to customers with lower balances who became overdrawn more often and were assessed higher service charges. Many of these account customers were lost to competitors such as the local credit unions which have lower balance requirements and fees. Trust income for the nine months ended September 30, 1998 increased $44,000 as a result of increased fiduciary activities. Gains on sales of loans increased $144,000 during the first nine months of 1998 compared to the same period of 1997 due to the increased volume of loan sales as proceeds from loan sales during the first nine months of 1998 totaled $18,304,000 as compared to $6,909,000 last year. Other operating income declined $69,000 during the nine months ended September 30, 1998 as there were $142,000 in one-time gains on sales of other real estate owned which occurred during the first nine months of 1997.

NONINTEREST EXPENSES

     Noninterest expenses remained unchanged during the quarter ended September 30, 1998 at $2,276,000 compared to the same quarter last year. The Company's efficiency ratio, noninterest expenses divided by the sum of net interest income and noninterest income, was 45.51% for the third quarter of 1998 as compared to 45.70% for the same quarter of 1997. The efficiency ratio is frequently used as an indicator as to how well a financial institution manages its noninterest expenses with a decreasing ratio indicating improved performance. Compared to its peers, the Company's ability to control overhead is one of its operating strengths.

     Decreases in salary and employee benefit expenses of $71,000 occurred during the third quarter of 1998 compared to the same period last year. Salary expense relating to stock appreciation rights issued under the Omnibus Incentive Plan were $143,000 less during the three months ended September 30, 1998 than in the same three months last year due to decreases to the Company's stock price.

     Occupancy expenses for the third quarter of 1998 were $309,000 which was an increase of $20,000 from the third quarter of 1997. This increase in occupancy expenses is attributable to $20,000 in increased maintenance expenses during the three months ended September 30, 1998.

     Data processing expense decreased $19,000 during the three months ended September 30, 1998 to $116,000. This decrease was related to the merger between the Bank of Waukegan and First Federal Bank, fsb that became effective April 21, 1998 as data processing expenses declined as duplication of services were eliminated.

     FDIC insurance was $21,000 during the three months ended September 30, 1998 which increased slightly from $20,000 during the same period last year.

                     NORTHERN STATES FINANCIAL CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


     Other real estate owned expenses declined during the third quarter of 1998 by $7,000. Real estate taxes on other real estate owned declined due to lower assessed valuation to one of the properties. The decline in expenses also reflects the slightly smaller real estate owned portfolio that amounted to $2,497,000 at September 30, 1998 as compared to $2,560,000 at September 30, 1997.

     During the third quarter of 1998 management entered into an agreement to purchase a branch office in the neighboring community of Winthrop Harbor, Illinois from another institution for the amount of $1,000,000. The purchase is for the branch building only and is subject to regulatory approval. The purchase is expected to consummate by November, 1998. Also, the merger between the two wholly owned subsidiaries, Bank of Waukegan and First Federal Bank, fsb resulted in the Bank of Waukegan, the surviving entity, having two branches within two city blocks of one another. In order to improve efficiencies the Bank closed the smaller of these branches and is currently attempting to sell the building. The closing of this branch should not result in any customer inconvenience due to the close proximity of the remaining branch. The result of the these developments is that the Bank will continue to have 6 banking offices to service our customers but will expand its geographic presence.

     Miscellaneous other operating expenses increased $76,000 compared to the same quarter last year. Increases in legal expenses account for the majority of the miscellaneous other operating expense increases as legal expenses were $72,000 greater during the third quarter of 1998. The increased legal fees were partially the result of legal work done in connection with the agreement to purchase a branch office and to close one of its other branches.
 The increases in nonperforming assets also accounts for the greater legal expenses.

     During the nine months ended September 30, 1998, total noninterest expenses were $7,221,000 or $158,000 more than during the same period last year, an increase of 2.24%. The Company's efficiency ratio was 47.93% for the first nine months of 1998 as compared to 47.80% for the first nine months of 1997.

     Salaries and employee benefit expense was $272,000 more during the nine months ending September 30, 1998 as compared to the same period last year. Increases to the Company's stock price increased salary expenses relating to stock appreciation rights by $21,000 during the nine months ended September 30, 1998 compared to the same period last year. Annual salary increases and the payment of increased commissions due to greater mortgage brokerage activities account for the balance of the increases to salary and employee benefit expense.

     Occupancy expenses were $38,000 less during the first nine months of 1998 when compared to the same period of 1997. Decreases to property taxes of $32,000 occurred as the result of lower assessed valuation of the Company's properties. It is expected that occupancy expense will increase in future periods as a result of the purchase of the Winthrop Harbor, Illinois branch as well as purchases of new equipment in order to become compliant with the "Year 2000".

     Data processing expense was $23,000 lower during the first nine months of 1998 when compared to the same period of 1997. Data processing expenses declined as duplication of services were eliminated as a result of the merger.

                     NORTHERN STATES FINANCIAL CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


     FDIC deposit insurance expense was $64,000 for the first three quarters of 1998 remained unchanged from the same period last year.

     Other real estate owned expenses declined $72,000 during the nine months ending September 30, 1998 as compared to the same period last year as property taxes on the other real estate owned portfolio declined due to
decreases in the assessed valuation of other real estate owned.   The
slightly smaller real estate owned portfolio that amounted to $2,497,000 at September 30, 1998 as compared to $2,560,000 at September 30, 1997 also contributed to lower other real estate owned expenses.

     Miscellaneous other operating expenses were $19,000 greater for the nine months ending September 30, 1998 as compared to the same period last year. Legal expenses increased $142,000 during the first nine months of 1998 resulting from the merger between the two subsidiaries and the five-for-one stock split as well as from the purchase of a branch office and the closing of another branch office. Expenses relating to charged off checking accounts and bad checks were $93,000 less during the first nine months of 1998 as compared to last year. Expenses relating to correspondent bank accounts were $29,000 less during the nine months ended September 30, 1998 as compared to last year as correspondent bank balances were larger and earning allowances were greater, thus reducing this expense.

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

     The "Year 2000 Policy and Action Plan" includes the five basic steps or phases recommended by the FFIEC: awareness, assessment, renovation, validation (testing) and implementation. At this time, the Company has completed both the internal awareness and assessment phases of its action plan, and the renovation and testing phases are well under way. It has been determined that both the Company's item processing system and its teller platform system are not year 2000 compliant. The Company has contracted for the purchase of new hardware and software for both systems and during the second quarter of 1998 installed the new item processing system. The combined cost of these projects approximate $200,000.

     The major risk to the Company is its data systems will inaccurately calculate date related accrual of interest on loans and deposits because of the year 2000. This would impact customer confidence and Company earnings. Another risk to the Company is that its loan customers' businesses will be impaired by the year 2000 in such a way that payments will not be made in a timely fashion. A mailing will be sent to borrowers during the fourth quarter of 1998 requesting information as to the borrower's state of preparedness to year 2000 issues as it relates to their business so that this external risk to the Company may be better assessed.

     The Company is developing contingency plans to deal with possible year 2000 problems. Some strategies are to print, on December 31, 1999, subsidiary trials of loan and deposit applications which would provide balances and accrued interest figures on individual accounts in the event that difficulties occur on January 1, 2000. Another contingency strategy is to print, on December 31, 1999, customer loan and deposit account statements in order to preserve individual account histories if a situation develops. Using these strategies as a focal point, methods of recalculating interest and adjusting customer

                     NORTHERN STATES FINANCIAL CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


records are being looked into in the event that year 2000 problems result despite our implementations and testing to avoid them.

     The Company expects to complete its "Year 2000 Action Plan" during the first quarter of 1999. A majority of the Company's data processing is performed by an outside bank data processing service bureau which expects to be fully year 2000 compliant by December 31, 1998. After the service bureau completes its year 2000 compliance the Company will complete its "Year 2000 Action Plan" by doing additional testing of the service bureau for year 2000 compliance.

FEDERAL AND STATE INCOME TAXES

     For the three months ended September 30, 1998 and 1997, the Company's provision for federal and state income taxes was $856,000 and $813,000 which as a percentage of pretax earnings was 31.41% and 31.46%. For the nine months ended September 30, 1998, the Company's provision for federal and state taxes was $2,443,000 or 31.18% of pretax earnings as compared to $2,250,000 or 31.11% of pretax earnings for the nine months ending September 30, 1997.


STOCKHOLDER PROPOSALS

     If a stockholder intends to present a proposal at the Company's Annual Meeting of Stockholders and desires that the proposal be included in the Company's Proxy Statement and form of proxy for that meeting, the proposal must be in compliance with Rule 14a-8 under the Exchange Act and received at the Company's principal executive offices not later than November 22, 1998. As to any proposal that a stockholder intends to present to stockholders without inclusion in the Company's Proxy Statement for the Company's 1999 Annual Meeting of Stockholders, the proxies named in management's proxy for that meeting will be entitled to exercise their discretionary authority on that proposal unless the Company receives notice of the matter to be proposed by February 6, 1999. Even if proper notice is received on or prior to February 6, 1999, the proxies named in management's proxy for that meeting may nevertheless exercise their discretionary authority with respect to such matter by advising stockholders of such proposal and how they intend to exercise their discretion to vote on such matter, unless the stockholder making the proposal solicits proxies with respect to the proposal to the extent required by Rule 13a-4(c)(2) under the Exchange Act.

RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" will become effective for fiscal years beginning after December 15, 1997. The statement establishes standards for the way public companies report information about operating segments in annual financial statements and requires that those enterprises report selected financial information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Management does not expect that the effect of this statement on its financial reporting will be material.

                     NORTHERN STATES FINANCIAL CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" which will become effective for fiscal years beginning January 1, 2000. The statement addresses the accounting for derivative instruments, including certain derivative instruments imbedded in other contracts, and hedging activities. Management does not expect that the effect of this statement will have a material impact on the Company's financial statements.




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

                     NORTHERN STATES FINANCIAL CORPORATION

                   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK



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


     The following Table 3, "Expected Maturity Dates of On Balance Sheet Financial Instruments as of September 30, 1998" provides information about the Company's financial instruments that are sensitive to changes in interest rates. The Company believes that the assumptions utilized are reasonable.
The Company had no derivative financial instruments, or trading portfolio, as of September 30, 1998. The expected maturity date values for loans receivable, mortgage-backed securities, and investment securities were calculated by adjusting the instrument's contractual maturity date for expectations of prepayments. Expected maturity for interest-bearing core deposits such as NOW, money market and savings accounts are assumed to 5% each year. With respect to the Company's adjustable rate instruments, expected maturity date values were measured by adjusting the instrument's contractual maturity date for expectations of prepayments. From a risk management perspective, however, the Company believes that repricing dates, as opposed to expected maturity dates, may be a more relevant in analyzing the value of such instruments. Similarly, 73.1% of the Company's investment securities portfolio at September 30, 1998 is comprised of callable securities. Company borrowings consist of securities sold under repurchase agreements and Federal Home Loan Bank term advances and were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.

                     NORTHERN STATES FINANCIAL CORPORATION

                   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK


                                    TABLE 3

                   NORTHERN STATES FINANCIAL CORPORATION
                 EXPECTED MATURITY DATES OF ON BALANCE SHEET
               FINANCIAL INSTRUMENTS AS OF SEPTEMBER 30, 1998


                                    _____________________________ Maturing In___________________________
 ($  000s)                          1 Year      2 Years      3 Years     4 Years     5 Years    Thereafter    Totals     Fair Value
-----------------------------------------------------------------------------------------------------------------------------------
Interest earning assets:
  Loans (1) (2)
      Fixed rate                  $18,885      $11,356      $17,564      $23,108      $20,492      $26,822     $118,227     119,384
      Average interest rate          8.72%        8.87%        8.97%        8.65%        8.70%        7.14%        8.40%
      Adjustable rate              45,536       16,190        8,514        8,939        9,648       31,878      120,705     120,705
      Average interest rate          9.03%        9.14%        8.92%        9.00%        8.84%        8.94%        8.99%
  Securities
      Fixed rate                   17,218       11,929       39,931       34,918       52,462       30,430      186,888     186,888
      Average interest rate          6.01%        6.32%        6.33%        6.22%        6.14%        6.54%        6.26%
      Adjustable rate               1,001            0            0            0            0        5,793        6,794       6,794
      Average interest rate          6.15%        0.00%        0.00%        0.00%        0.00%        6.59%        6.52%
 Interest bearing deposits
   and federal funds sold
      Fixed rate                        0          100            0            0            0            0          100         100
      Average interest rate          0.00%        7.30%        0.00%        0.00%        0.00%        0.00%        7.30%
      Adjustable rate              34,074            0            0            0            0            0       34,074      34,074
      Average interest rate          5.64%        0.00%        0.00%        0.00%        0.00%        0.00%        5.64%
 Direct lease financing
      Fixed rate                      723          113          114          140            0            0        1,090       1,090
      Average interest rate          7.86%        8.20%        6.56%        4.74%        0.00%        0.00%        7.71%
                               ----------------------------------------------------------------------------------------------------
          Total                  $117,437      $39,688      $66,123      $67,105      $82,602      $94,923     $467,878    $469,035
                               ----------------------------------------------------------------------------------------------------
                               ----------------------------------------------------------------------------------------------------
Interest bearing liabilities:
  Interest bearing deposits (3)
      Balances                   $182,501      $22,322      $11,422       $5,772       $5,460     $103,641     $331,118    $330,570
      Average interest rate          5.31%        5.25%        4.57%        3.35%        3.34%        3.33%        4.60%
  Borrowings
       Balances                    41,152            0            0            0            0        5,000       46,152      46,506
       Average interest rate         5.09%        0.00%        0.00%        0.00%        0.00%        4.75%        5.36%
                               ----------------------------------------------------------------------------------------------------
               Total             $223,653      $22,322      $11,422       $5,772       $5,460     $108,641     $377,270    $377,076
                               ----------------------------------------------------------------------------------------------------
                               ----------------------------------------------------------------------------------------------------

(1) Does not include net deferred loan fees, unearned income or the allowance for loan losses.
(2)  For fixed rate loans maturities are based on aggregate payments due.
(3) For NOW, money market and savings all balances assumed a 5% maturity each year.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to sign on its behalf by the undersigned hereunto duly authorized, on this 10th day of November, 1998.

NORTHERN STATES FINANCIAL CORPORATION
             (Registrant)





Date:      November  10, 1998     By:           /s/ Fred Abdula
     ---------------------------     ---------------------------------------
                                                    Fred Abdula
                                                    Chairman if the Board of
                                                    Directors and President



Date:     November 10, 1998       By:         /s/ Thomas M. Nemeth
     ---------------------------     ---------------------------------------
                                                  Thomas M. Nemeth
                                                  Assistant Vice President