Form 10-K405
period 1998-12-31
NORTHERN STATES FINANCIAL CORP /DE/
filed 1999-03-29
CIK 744485

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         ------------------------------

                                    FORM 10-K

               / X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         ------------------------------

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

                         ------------------------------
           Securities registered pursuant to Section 12(g) of the Act

                                                       Name of each exchange on
               Title of each class                          which registered
           ---------------------------                 ------------------------
           Common Stock $.40 par value                  NASDAQ Small-Cap Market


                                Cover Page 1 of 2

                               Page 1 of 63 Pages
                        Exhibit Index Appears on Page 21

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [ X ]




Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X]



     The aggregate market value of the voting shares held by nonaffiliates of the Registrant is $69,751,065, as of March 19, 1999. Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are "affiliates" and that the last price known to management was a sale on March 19, 1999, of $23.00 per share.



     4,455,435 shares of common stock were outstanding as of March 25, 1999.



                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Parts II and IV are incorporated by reference from the Registrant's 1998 Annual Report to Stockholders; and a portion of Part III is incorporated by reference from the Registrant's Proxy Statement dated March 23, 1999, for the Annual Meeting of Stockholders to be held April 22, 1999.

     Except for those portions of the 1998 Annual Report incorporated by reference, the Annual Report is not deemed filed as part of this Report.




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

                                     PART I

Item 1. BUSINESS

                                   THE COMPANY

OVERVIEW

     Northern States Financial Corporation (the "Registrant" or the "Company") is a bank holding company organized in 1984 under the laws of Delaware, for the purpose of becoming the parent bank holding company of the Bank of Waukegan (the "Bank"). In 1991, the Registrant acquired First Federal Bank, fsb ("First Federal" or the "Thrift"). On December 17, 1997, the Company's Board of Directors announced that it had approved the merger of its two wholly owned subsidiaries, Bank of Waukegan and First Federal Bank, fsb. The merger became effective April 21, 1998 with the Bank as the surviving entity in the merger.

     The Registrant is registered under the Bank Holding Company Act of 1956, as amended, and owns all the outstanding stock of the Bank. At December 31, 1998, the Company had 450 registered stockholders of record, 4,453,400 shares of Common Stock outstanding, and total consolidated assets of approximately $486 million. Aside from the stock of the Bank and cash, the Registrant has no other substantial assets.

     As a large, community-oriented, independent banking organization in the Waukegan-Gurnee area in the State of Illinois, the Company is well positioned to take advantage of the growth in Waukegan-Gurnee and its surrounding communities. The Company has continuously served the community since 1919 when First Federal was chartered; complemented by the Bank when it was chartered in 1962. The Company's local management, coupled with its long record of service, has allowed it to compete successfully in the banking market. The Company operates as a traditional community bank with conveniently located branches and a professional staff.

     The Registrant and Bank have no material patents, licenses or franchises except the corporate franchises and trademarks which permit them to engage in banking and trust practices pursuant to law.

     The following table shows loans and deposits of the Bank as of December 31, 1998 (in thousands of dollars):

                             LOANS          DEPOSITS
                             -----------------------
                              $246,209     $355,756

     The principal business of the Registrant, operating through the Bank, consists of attracting deposits and securities sold under repurchase agreements from the general public, making commercial loans, loans secured by residential and commercial real estate and consumer loans, and operating a mortgage banking and trust businesses.

                              SUBSIDIARY OPERATIONS


     The Bank of Waukegan was chartered as a state bank in 1962 and is located in Waukegan, Illinois. Waukegan is located approximately 37 miles north of Chicago, Illinois and has a population of approximately 70,000. At December 31, 1998 the Bank of Waukegan had total assets of approximately $485.7 million, deposits of approximately $356.5 million and stockholder's equity of approximately $64.55 million. The Bank has three banking offices located in Waukegan, one office located in Antioch, Illinois, one office located in Gurnee, Illinois, and one office located in Winthrop Harbor, Illinois.

     The Bank provides services to individuals, businesses and local governmental units in northeastern Illinois and southeastern Wisconsin.

     The Bank's full service banking business includes the customary consumer and commercial products and services which banks provide, including the following: demand, savings, and time deposits, securities sold under repurchase agreements and individual retirement accounts; commercial, consumer and real estate lending, including installment loans, student loans, lines of credit and overdraft checking; safe deposit operations; trust services; and a variety of additional services tailored to the needs of individual customers, such as the sale of traveler's checks, money orders, cashier's checks and foreign currency, direct deposit, and other special services.

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

     The Bank's trust department acts as executor, administrator, trustee, conservator, guardian, custodian and agent. At December 31, 1998, the Trust Department had assets under management or custodial arrangements of approximately $214 million. Its office is located in Waukegan, Illinois.


                           COMPANY OPERATING STRATEGY


     Corporate policy, strategy and goals are established by the Board of Directors of the Company. Pursuant to the Company's philosophy, operational and administrative policies for the Bank are also established by the Company. Within this framework, the Bank focuses on providing personalized services and quality products to customers to meet the needs of the communities in which they operate.

     As part of its community banking approach, the Company encourages the officers of the Bank to actively participate in community organizations. In addition, within credit and rate of return parameters, the Company attempts to ensure that the Bank meets the credit needs of the community. In addition, the Bank invests in local municipal securities.

LENDING ACTIVITIES

GENERAL - The Bank provides a range of commercial and retail lending services to corporations, partnerships and individuals, including, but not limited to, commercial business loans, commercial and residential real estate construction and mortgage loans, consumer loans, revolving lines of credit and letters of credit. The installment loan department makes direct and indirect loans to consumers and commercial customers. The mortgage department originates and services commercial and residential mortgages. The Bank's mortgage banking operation takes and processes loan applications that are "table funded" by the institution that ultimately funds and owns the loan.

     The Bank aggressively markets its services to qualified borrowers in both the commercial and consumer sectors. The Bank's commercial lending officers actively solicit the business of new companies entering the surrounding market as well as long-standing members of the business community. Through personalized professional service and competitive pricing, the Bank has been successful in attracting new commercial lending customers. At the same time, the Bank actively advertises its consumer loan products and continually attempts to make its lending officers more accessible.

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

     The Bank regularly provides financing to developers who have demonstrated a favorable record of performance for the construction of homes. Sales of these homes have remained very strong in Lake County due to the growth in population.

MORTGAGE BANKING - The Bank conducts a mortgage origination operation through its mortgage division. Since 1991, the Bank through the former Thrift began to fund conforming long-term residential mortgage loans and selling them in the secondary market with servicing retained. During 1998, the Bank's mortgage banking operation began taking and processing loan applications that are "table funded" by the institution that ultimately funds and owns the loan. These loans are sold without the Bank retaining servicing. The Bank has a mortgage servicing portfolio of approximately $60.3 million at December 31, 1998.

CONSUMER LENDING - The Bank's consumer lending department provides all types of consumer loans including motor vehicle, home improvement, home equity, student loans, unsecured loans and small personal credit lines.

TRUST DEPARTMENT - The Bank's trust department has been providing trust services to the community for over 10 years. Currently, the Bank has over $214 million of trust assets under management and provides a full complement of trust services for individuals and corporations including land trust services.

     To build on the trust department's mainstay of personal trust administration, the trust department's focus is in two major areas: (i) investment management for individuals and (ii) administration and investment services for employee benefit plans.


                                   COMPETITION


     The Registrant and its subsidiary encounter significant competition in all of their activities. The Chicago metropolitan area and suburban Lake County have a high density of financial institutions, many of which are significantly larger and have substantially greater financial resources than the Company and its subsidiary, and all of which are competitors of the Company and its subsidiary to varying degrees. The Registrant and its subsidiary are subject to competition from various financial institutions, including state and national banks, state and federal savings associations, credit unions, certain non-banking consumer lenders, and other companies or firms, including brokerage houses and mortgage brokers, that provide similar services in northeastern Illinois. In total, there are 22 financial institutions which have offices located in the Waukegan-Gurnee area, including the Bank. These financial institutions consist of 9 banks, 6 savings associations and 7 credit unions. The Bank also competes with money funds and with insurance companies with respect to its individual retirement accounts.

     Competition may increase as a result of the continuing reduction in the effective restrictions on the interstate operations of financial institutions. The Registrant and its subsidiary face additional competition for deposits from short-term money market mutual funds and other corporate and government securities funds. Since the elimination of federal interest rate controls on deposits, the competition from other financial institutions for deposits has increased.

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


                                    EMPLOYEES


     The Registrant and its subsidiary employed 119 full-time and 28 part-time employees as of December 31, 1998. None of the Registrant's employees is represented by any collective bargaining group. The Company offers a variety of employee benefits and management considers its employee relations to be good.


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

     The general effect, if any, of such policies upon the future business and earnings of the Company and its subsidiary cannot accurately be predicted.


                           SUPERVISION AND REGULATION


     Financial institutions and their holding companies are extensively regulated under federal and state laws. As a result, the business, financial condition and prospects of the Company and the Bank can be materially affected not only by management decisions and general economic conditions, but also by applicable statutes and regulations and other regulatory pronouncements and policies promulgated by regulatory agencies with jurisdiction over the Company and the Bank, such as the Board of Governors of the Federal Reserve System ("FRB"), the Federal Deposit Insurance Corporation ("FDIC") and the Illinois Office of Banks and Real Estate (the "Office"). Such statutes, regulations and other pronouncements and policies are intended to protect depositors and the FDIC's deposit insurance funds, not to protect stockholders.

     The Company and the Bank are "affiliates" within the meaning of the Federal Reserve Act so that the Bank is subject to certain restrictions with respect to loans to the Company and certain other transactions with the Company or involving its securities.

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

     The Act also prohibits bank holding companies from acquiring substantially all the assets of or owning more than 5% of the voting shares of any bank or nonbanking company, which is not already majority owned, without the prior approval of the FRB. The Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") permits an adequately capitalized and adequately managed bank holding company to acquire, with FRB approval, a bank located in a state other than the bank holding company's home state, without regard to whether the transaction is permitted under any state law, except that a host state may establish by statute the minimum age of its banks (up to a maximum of 5 years) subject to acquisition by out-of-state bank holding companies. The FRB may not approve the acquisition if the applicant bank holding company, upon consummation, would control more that 10% of total U.S. insured depository institution deposits or more than 30% of the host state's total insured depository institution deposits. The Interstate Act also permits a bank, with the approval of the appropriate Federal bank regulatory agency, to establish a de novo branch in a state, other than the bank's home state, in which the bank does not presently maintain a branch if the host state has enacted a law that applies equally to all banks and expressly permits all out-of-state banks to branch de novo into the host state. Banks having different home states may, with approval of the appropriate Federal bank regulatory agency, merge across state lines, unless the home state of a participating bank has opted-out of the Interestate Act prior to June 1, 1997. In addition the Interstate Act permits any bank subsidiary of a bank holding company to receive deposits, renew time deposits, close loans, service loans and receive payments on loans and other obligations as agent for a bank or thrift affiliate, whether such affiliate is located in a different state or in the same state. Illinois law allows the Bank to establish branches anywhere in the state.

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

     The Bank is subject to regulation by the FDIC, as well as by the Office.

     Under the Illinois Banking Act (the "IBA"), the Bank is permitted to declare and pay dividends in amounts up to the amount of its accumulated net profits provided that it shall retain in its additional paid-in capital at least one-tenth of its net profits since the date of the declaration of its most recent previous dividend until such additions to additional paid-in capital, in the aggregate, equal at least the paid-in capital of the Bank. In no event may the Bank, while it continues its banking business, pay dividends in excess of its net profits then on hand (after deductions for losses and bad debts).

     Under the FDIC's risk-based insurance assessment system, each insured depository institution is placed in one of nine risk categories based on its level of capital and other relevant information. Each insured depository institution's insurance assessment rate is then determined by the risk category in which it has been classified by the FDIC. Under the assessment schedule applicable for the second semi-annual assessment period of 1998 to BIF-insured institutions (such as the Bank), assessment rates ranged from 0% to 0.27% of deposits. In addition, the Bank is subject to "FICO assessments" to repay obligations issued by a federally chartered corporation to provide financing for resolving the thrift crises of the 1980s. The FICO assessment rate applicable to BIF-assessable deposits is limited by law to 20% of the rate applicable to SAIF-assessable deposits. Currently, the FICO assessment rate applicable to BIF-assessable deposits is .0122%, and the rate applicable to SAIF-assessable deposits is .0610%.

         The Federal bank regulators have adopted risk-based capital guidelines for bank holding companies and banks. The minimum ratio of qualifying total capital to risk-weighted assets, including certain off-balance sheet items (Total Capital Ratio), is 8%, and the minimum ratio of that portion of total capital that is comprised of common stock, related additional paid-in capital, retained earnings, noncumulative perpetual preferred stock, minority interests and, for bank holding companies, a limited amount of qualifying cumulative perpetual preferred stock, less certain intangibles including goodwill (Tier 1 capital), to risk-weighted assets is 4%. The balance of total capital may consist of other preferred stock, certain other instruments, and limited amounts of subordinated debt and the loan and lease loss allowance.

         The Federal Reserve Board risk-based capital standards contemplate that evaluation of capital adequacy will take account of a wide range of other factors, including overall interest rate exposure; liquidity, funding and market risks; the quality and level of earnings; investment, loan portfolio, and other concentrations of credit; certain risks arising from nontraditional activities; the quality of loans and investments; the effectiveness of loan and investment policies; and management's overall ability to monitor and control financial and operating risks including the risks presented by concentrations of credit and nontraditional activities.

         In addition, the Federal Reserve has established minimum Leverage Ratio (Tier 1 capital to quarterly average total assets) guidelines for bank holding companies and banks. These guidelines provide for a minimum Leverage Ratio of 3% for bank holding companies and banks that meet certain specified criteria, including having the highest regulatory rating. All other banking organizations are required to maintain a Leverage Ratio of at least 3% plus an additional cushion of 100 to 200 basis points. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a "Tangible Tier 1 Leverage Ratio" in evaluating proposals for expansion or new activities. The Tangible Tier 1 Leverage Ratio is the ratio of Tier 1 capital, less intangibles not deducted from Tier 1 capital, to quarterly average total assets. As of December 31, 1998, the Federal Reserve had not advised the Company of any specific minimum Tangible Tier 1 Leverage Ratio applicable to it. At December 31, 1998, the Company had a Tangible Tier 1 Leverage Ratio of 13.69%.

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

     The Bank is considered "well capitalized" according to FDICIA guidelines.

     Federal and state statutes and regulations provide financial institution regulatory agencies with great flexibility to undertake enforcement action against an institution that fails to comply with regulatory requirements, particularly capital requirements. Possible enforcement actions range from the imposition of a capital plan and capital directive to, in the most severe cases, place the institution into conservatorship or receivership or the termination of deposit insurance.

     FDICIA directs that each federal banking agency prescribe standards for depository institutions or depository institutions' holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses and other standards as they deem appropriate. Many regulations implementing these directives have been adopted by the agencies

     As a member of the FRB, the Bank is subject to regulations requiring depository institutions to maintain reserves against a specified percentage of transaction accounts (primarily NOW and regular checking). Reserves are maintained in the form of vault cash or non-interest bearing deposits with the FRB. The FRB regulations generally require 3% reserves on the first $47.8 million of transaction accounts; however, the first $4 million of these otherwise reservable balances (subject to adjustments by the FRB) are exempted from the 3% reserve requirement. Net transaction balances over $47.8 million are subject to a reserve requirement of $1,434,000 plus 10% of the amount of the net transaction balances over $47.8 million. The Bank is in compliance with the forgoing requirements.

     Under the Community Reinvestment Act ("CRA"), a financial institution has a continuing and affirmative obligation, consistent with the safe and sound operation of such institution, to serve the "convenience and needs" of the communities in which they are chartered to do business, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community as long as they are consistent with the CRA. The CRA requires each federal banking agency, in connection with its examination of a financial institution, to assess and assign one of four ratings to the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution, including applications for charters, branches and other deposit facilities, relocations, mergers, consolidations and acquisitions of assets or assumptions of liabilities. The CRA also requires that all institutions make public disclosure of their CRA ratings.

BUSINESS-STATISTICAL DISCLOSURE

     The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and the Results of Operations" on Pages 10 through 28 of the 1998 Annual Report to Stockholders (filed as Exhibit 13, pages 22 through 40 of this report) is incorporated herein by reference.

ITEM 2.  PROPERTIES

     The Bank conducts its operations through its main office and five branches. The Company's office is located in the main office of the Bank. All of such offices are owned by the Bank and are located in Lake County, Illinois. The Bank believes that its current facilities are adequate for the conduct of its business.

     The following table sets forth information relating to each of such offices:


        Main Office:                         Trust Department:
           1601 North Lewis Avenue              1601 North Lewis Avenue
           Waukegan, Illinois 60085             Waukegan, Illinois 60085

        Branches:
           3233 Grand Avenue                    40220 N. Route 59
           Waukegan, Illinois 60085             Antioch, Illinois 60002

           216 Madison Street                   700 N. Sheridan Road
           Waukegan, Illinois 60085             Winthrop Harbor, Illinois 60096

           5384 Grand Avenue
           Gurnee, Illinois 60031

ITEM 3.  LEGAL PROCEEDINGS

     Due to the nature of their business, the Registrant and its subsidiary are often subject to various legal actions. These legal actions, whether pending or threatened, arise through the normal course of business and are not considered unusual or material.

     Currently, no material legal procedures are pending which involve the Registrant or the Bank.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

                                     PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY
                  AND RELATED STOCKHOLDER MATTERS


     The information set forth under the captions "Stock Market Information"; "Price Summary"; and "Cash Dividends" on Page 50 of the 1998 Annual Report to Stockholders (filed as Exhibit 13, page 62 of this report) is incorporated herein by reference.




ITEM 6.   SELECTED FINANCIAL DATA


     The information set forth under the caption "Selected Consolidated Financial Data" on Page 10 of the 1998 Annual Report to Stockholders (filed as
Exhibit 13, page 22 of this report) is incorporated herein by reference.




ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS


     The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Pages 10 through 28 of the 1998 Annual Report to Stockholders (filed as Exhibit 13, pages 22 through 40 of this report) is incorporated herein by reference.




ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK


     The information set forth under the caption "Quantitative and Qualitative Disclosures about Market Risk" on Pages 29 through 31 of the 1998 Annual Report to Stockholders (filed as Exhibit 13, pages 41 through 43 of this report) is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements of the Registrant and the Independent Auditors' Report as set forth on the following pages of the 1998 Annual Report to Stockholders (filed as Exhibit 13, to this report) are incorporated herein by reference:


                                                                Annual Report
                                                              to Stockholders
                                                                   Page
                                                              ---------------

Independent Auditors' Report                                        31

Consolidated Balance Sheets as of
  December 31, 1998 and 1997                                        32

Consolidated Statements of Income for the
  Years ended December 31, 1998, 1997 and 1996                      33

Consolidated Statements of Cash Flows for the
  Years ended December 31, 1998, 1997 and 1996                      34

Consolidated Statements of Stockholders'
  Equity for the Years ended
  December 31, 1998, 1997 and 1996                                  35

Consolidated Statements of Comprehensive
  Income for the Years ended
  December 31, 1998, 1997 and 1996                                  35

Notes to the Consolidated Financial Statements                      36

Parent Company Only Financial Statements                            48

     The portions of the 1998 Annual Report to Stockholders which are not specifically incorporated by reference as a part of this Form 10-K are not deemed to be a part of this report.



ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


DIRECTORS - The information with respect to Directors of the Registrant set forth under the caption "Directors and Executive Management" on pages 2 and 3 of the Registrant's Proxy Statement, dated March 23, 1999, relating to the April 22, 1999 Annual Meeting of Stockholders is incorporated herein by reference.

EXECUTIVE OFFICERS - The Company's only executive officers are Mr. Fred Abdula, the President of the Company, and Mr. Kenneth W. Balza, who was the Vice President and Treasurer of the Company at December 31, 1998 and retired from this position in January, 1999. The information with respect to Mr. Abdula and Mr. Balza is set forth under the caption "Directors and Executive Management" on pages 2 and 3 of the Registrant's Proxy Statement, dated March 23, 1999, relating to the April 22, 1999 Annual Meeting of Stockholders and is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION


     The information set forth under the caption "Executive Compensation" and "Summary Compensation Table" on page 5 of the Registrant's Proxy Statement, dated March 23, 1999, relating to the April 22, 1999 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT


     The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" on pages 4 and 5 of the Registrant's Proxy Statement, dated March 23, 1999, relating to the April 22, 1999 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


    The information set forth under the caption "Compensation Committee Interlocks and Insider Participation" on page 9 of the Registrant's Proxy Statement, dated March 23, 1999, relating to the April 22, 1999 Annual Meeting of Stockholders is incorporated herein by reference.

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

         11 Statement of Computation of per share earnings. Contained in Notes 1 and 14 to the consolidated financial statements, pages 37 and 47, 1998 Annual Report to Stockholders (filed as
                  Exhibit 13 pages 49 and 59 to this report) is incorporated by reference.

         13 Copy of the Company's Annual Report to Stockholders for the year ended December 31, 1998. This exhibit, except for portions thereof that have been specifically incorporated by reference into this report, is furnished for the information of the Commission and shall not be deemed "filed" as part hereof.

         21       List of Subsidiaries.

(b)       REPORTS ON FORM 8-K

          No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1998.

(c)     Exhibit List and Index

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, on this 26th day of March 1999.



NORTHERN STATES FINANCIAL CORPORATION
         (Registrant)






                                               Fred Abdula,
                                               Chairman of the Board
                                               and President
              /s/ Fred Abdula                  (Principal Executive Officer)
       ----------------------------



                                                Thomas M. Nemeth,
                                                Vice President and Treasurer
                                                (Principal Financial Officer and
             /s/ Thomas M. Nemeth               Principal Accounting Officer)
       ----------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each director of the Registrant, whose signature appears below, hereby appoints Fred Abdula and Thomas M. Nemeth and each of them severally, as his attorney-in-fact, to sign in his name and on his behalf, as a director of the Registrant, and to file with the Commission any and all Amendments to this Report on Form 10-K, on this 26th day of March 1999.


Fred Abdula, Director                                /s/ Fred Abdula
                                        ----------------------------

Kenneth W. Balza, Director                      /s/ Kenneth W. Balza
                                        ----------------------------

Jack H. Blumberg, Director                      /s/ Jack H. Blumberg
                                        ----------------------------

Frank Furlan, Director                              /s/ FRANK FURLAN
                                        ----------------------------

Harry S. Gaples, Director                       /s/ Harry S. Gaples
                                        ----------------------------

Laurance A. Guthrie, Director                /s/ Laurance A. Guthrie
                                        ----------------------------

James A. Hollensteiner, Director          /s/ James A. Hollensteiner
                                        ----------------------------

Raymond M. Mota, Director                        /s/ Raymond M. Mota
                                        ----------------------------

Helen Rumsa, Director                                /s/ Helen Rumsa
                                        ----------------------------

Frank Ryskiewicz, Director                      /s/ Frank Ryskiewicz
                                        ----------------------------

Henry G. Tewes, Director                          /s/ Henry G. Tewes
                                        ----------------------------

Arthur J. Wagner, Director                      /s/ Arthur J. Wagner
                                        ----------------------------

             NORTHERN STATES FINANCIAL CORPORATION AND SUBSIDIARIES
                                    FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1998

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

11       Statement of Computation of per share earnings.
         Contained in Notes 1 and 14 to the consolidated
         financial statements, pages 37 and 47, 1998 Annual
         Report to Stockholders (filed as Exhibit 13 to this
         report) is incorporated by reference.                        49 and 59

13       Copy of the Company's Annual Report to Stockholders
         for the year ended December 31, 1998. This exhibit,
         except for portions thereof that have been
         specifically incorporated by reference into this
         Report, is furnished for the information of the
         Commission and shall not be deemed "filed" as part
         hereof.                                                      22

21       List of Subsidiaries.                                        63