Form 10-Q
period 1999-03-31
NORTHERN STATES FINANCIAL CORP /DE/
filed 1999-05-13
CIK 744485

       ================================================================

                                  United States

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

            ---------------------------------------------------------

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ending March 31, 1999

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

            ---------------------------------------------------------

                      NORTHERN STATES FINANCIAL CORPORATION

             (Exact name of Registrant as specified in its charter)

      Delaware                    0-19300                       36-3449727
(State of Incorporation)       (Commission                  (I.R.S. Employer
                               File Number)               Identification No.)

                             1601 North Lewis Avenue
                            Waukegan, Illinois 60085
                                 (847) 244-6000
          (Address, including zip code, and telephone number, including area code, of principal executive office)
            ---------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                              YES: XXX NO: _______

                4,455,435 shares of common stock were outstanding
                              as of March 31, 1999

              NORTHERN STATES FINANCIAL CORPORATION AND SUBSIDIARY

                                    FORM 10-Q

                                 MARCH 31, 1999

                                      INDEX

PART I.   FINANCIAL INFORMATION

  Item 1.  Financial Statements                                                                              Page Number
      Condensed consolidated balance sheets as of March 31,
      1999, December 31, 1998, and March 31, 1998..............................................................   2

      Condensed consolidated statements of income for the three
       months ended March 31, 1999 and 1998....................................................................   3

      Condensed consolidated statements of comprehenesive income
       the three months ended March 31, 1999 and 1998..........................................................   4

      Condensed consolidated statements of cash flows for
       the three months ended March 31, 1999 and 1998..........................................................   5

      Notes to condensed consolidated financial statements.....................................................   6 - 16

  Item 2.  Management's discussion and analysis of financial
               condition and results of operations...........................................................    17 - 24

  Item 7A. Quantitative and qualitative disclosures
                   about market risk.........................................................................    25 - 28

  PART II.   OTHER INFORMATION

      Signatures...............................................................................................  29


NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 1999, December 31, 1998 and March 31, 1998
(In thousands of dollars)

                                                                 March 31,        December 31,          March 31,
      Assets                                                        1999                1998               1998
                                                              ----------------    ---------------    ----------------
Cash and due from banks......................................         $16,532            $15,176             $13,108
Interest bearing deposits in financial institutions -
    maturities less than 90 days.............................              51                183                 212
Federal funds sold..........................................           19,500             12,600              19,500
                                                              ----------------    ---------------    ----------------
   Total cash and cash equivalents..........................           36,083             27,959              32,820
Interest bearing deposits in financial institutions -
    maturities over 90 days................................               100                100                 100
Securities available for sale..............................           181,408            200,861             177,626
Loans......................................................           239,689            246,209             244,607
Less: Allowance for loan losses............................            (4,791)            (5,433)             (5,458)
                                                              ----------------    ---------------    ----------------
   Loans, net.............................................            234,898            240,776             239,149
Direct lease financing....................................                956                987               1,264
Office buildings and equipment, net.......................              6,438              6,647               5,801
Other real estate owned, net of allowance for losses
   of $552, $552 and $550.................................              5,007              2,497               2,549
Accrued interest receivable...............................              4,296              4,408               4,155
Other assets..............................................              2,099              1,686               1,743
                                                              ----------------    ---------------    ----------------
   Total assets..........................................            $471,285           $485,921            $465,207
                                                              ----------------    ---------------    ----------------
                                                              ----------------    ---------------    ----------------

      Liabilities and Stockholders' Equity
Liabilities
Deposits

   Demand - noninterest bearing..........................             $42,823            $44,075             $40,866
   NOW accounts..........................................              42,539             39,180              36,738
   Money market accounts.................................              42,661             41,003              41,891
   Savings...............................................              46,178             45,333              45,304
   Time, $100,000 and over...............................              82,029             98,338              88,849
   Time, under $100,000..................................              85,648             87,827              94,301
                                                              ----------------    ---------------    ----------------
      Total deposits.....................................             341,878            355,756             347,949
Securities sold under repurchase agreements
   and other short-term borrowings.......................              45,815             47,990              35,798
Federal Home Loan Bank term advance.......................             10,000             10,000              10,000
Advances from borrowers for taxes and insurance...........              1,288                992               1,596
Accrued interest payable and other liabilities............              6,130              6,070               7,830
                                                              ----------------    ---------------    ----------------
      Total liabilities...................................            405,111            420,808             403,173

Stockholders' Equity
Common stock.............................................               1,782              1,781               1,779
Additional paid-in capital...............................              11,353             11,336              11,222
Retained earnings........................................              53,146             51,358              48,451
Accumulated other comprehensive income, net..............                (107)               638                 582
                                                              ----------------    ---------------    ----------------
   Total stockholders' equity............................              66,174             65,113              62,034
                                                              ----------------    ---------------    ----------------
   Total liabilities and stockholders' equity............            $471,285           $485,921            $465,207
                                                              ----------------    ---------------    ----------------
                                                              ----------------    ---------------    ----------------

     The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three months ended March 31, 1999 and 1998
(In thousands of dollars, except per share data)

                                                                           Three months ended
                                                                       March 31,        March 31,
                                                                           1999             1998
                                                                    --------------   --------------
Interest income
   Loans (including fee income).................................           $5,136           $5,549
   Securities

     Taxable....................................................            2,506            2,504
      Exempt from federal income tax............................              265              257

   Interest bearing deposits in financial institutions..........                3                9
   Federal funds sold...........................................              160              218

                                                                    --------------   -------------
      Total interest income.....................................            8,070            8,537
                                                                    --------------   -------------
Interest expense
   Time deposits................................................            2,200            2,609
   Other deposits...............................................              978            1,021
   Other borrowings.............................................              629              560
                                                                    --------------   -------------
      Total interest expense....................................            3,807            4,190
                                                                    --------------   -------------
Net interest income.............................................            4,263            4,347
Provision for loan losses.......................................                0               10
                                                                    --------------   -------------
Net interest income after provision for
   loan losses..................................................            4,263            4,337
                                                                    --------------   -------------
Noninterest income
   Service fees on deposits.....................................              262              267
   Trust income.................................................              197              171
   Mortgage banking income......................................              182               21
   Net gains on sales of loans..................................               86               64
   Other operating income.......................................              185              102
                                                                    --------------   -------------
      Total noninterest income..................................              912              625
                                                                    --------------   -------------
Noninterest expenses
   Salaries and employee benefits...............................            1,567            1,538
   Occupancy and equipment expenses, net........................              354              290
   Data processing expense......................................              130              116
   FDIC deposit insurance expense...............................               21               21
   Other real estate owned expenses.............................               21               24
   Other operating expenses.....................................              499              481
                                                                    --------------   -------------
      Total noninterest expenses................................            2,592            2,470
                                                                    --------------   -------------
Income before income taxes......................................            2,583            2,492
Provision for income taxes......................................              795              766
                                                                    --------------   -------------
Net income......................................................           $1,788           $1,726
                                                                    --------------   -------------
                                                                    --------------   -------------

Basic earnings per share........................................            $0.40            $0.39

Diluted earnings per share......................................            $0.40            $0.39

     The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three months ended March 31, 1999 and 1998
(In thousands of dollars, except per share data)

                                                                            Three months ended
                                                                         March 31,        March 31,
                                                                             1999             1998
                                                                      --------------   --------------
Net income...................................................                $1,788           $1,726
Other comprehensive income:
      Unrealized gains arising during period
        on securities available for sale, net of tax
        of ($471) and $74....................................                 (745)             113
                                                                      --------------   --------------
Comprehensive income.........................................                $1,043           $1,839
                                                                      --------------   --------------
                                                                      --------------   --------------

     The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 1999 and 1998
(In thousands of dollars)

                                                                                March 31,          March 31,
                                                                                  1999               1998
                                                                            -----------------  -----------------
Cash flows from operating activities

  Net income.................................................                    $1,788              $1,726
  Adjustments to reconcile net income to cash from
   operating activities:
     Depreciation............................................                       169                 137
     Provision for loan losses...............................                         0                  10
     Provision for losses on other real estate owned.........                         0                   6
     Deferred loan fees......................................                       (11)                 18
     Gain on sales of property and equipment.................                       (74)                  0
     Net change in loans held for sale.......................                       863                 196
     Net gains on sales of loans.............................                       (85)                (64)
     Amortization of mortgage servicing rights...............                        18                  12
     Net change in interest receivable.......................                       112                 153
     Net change in interest payable..........................                      (444)                 25
     Net change in other assets..............................                        40                  93
     Net change in other liabilities.........................                       504               1,591
                                                                           -----------------  -----------------
        Net cash from operating activities...................                     2,880               3,903
                                                                           -----------------  -----------------
Cash flows from investing activities
     Proceeds from maturities  and calls of securities
       available for sale....................................                    42,449              48,002
     Purchases of securities available for sale..............                   (24,212)            (44,770)
     Change in loans made to customers.......................                     2,601              (2,515)
     Proceeds from sales of property and equipment...........                       257                   0
     Property and equipment expenditures.....................                      (143)                (39)
     Net change in direct lease financing....................                        31                  10
                                                                           -----------------  -----------------
          Net cash from investing activities.................                    20,983                 688
                                                                           -----------------  -----------------
Cash flows from financing activities
     Net change in:
       Deposits..............................................                   (13,878)                 (1)
       Securities sold under repurchase agreements
         and other short-term borrowings.....................                    (2,175)              2,294
       Advances from borrowers for taxes and insurance.......                       296                 430
     Net proceeds from exercise of stock options.............                        18                   0
                                                                           -----------------  -----------------
       Net cash from financing activities....................                   (15,739)              2,723
                                                                           -----------------  -----------------
Net change in cash and cash equivalents......................                     8,124               7,314
Cash and cash equivalents at beginning of period.............                    27,959              25,506
                                                                           -----------------  -----------------
Cash and cash equivalents at end of period...................                   $36,083             $32,820
                                                                           -----------------  -----------------
                                                                           -----------------  -----------------
Supplemental disclosures
   Cash paid during the period for
     Interest................................................                    $4,251              $4,165
     Income taxes............................................                         0                  75

   Noncash investing activities

     Transfers made from loans to other real estate owned....                     2,510                   0
     Transfers made from loans held for sale to portfolio....                     1,224                   0


     The accompanying notes are an integral part of these condensed consolidated financial statements.

                       NORTHERN STATES FINANCIAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 1999

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

     The condensed consolidated balance sheets are as of March 31, 1999, December 31, 1998 and March 31, 1998. The condensed consolidated statements of income and the condensed consolidated statements of comprehensive income and the condensed consolidated statements of cash flows are for the three months ended March 31, 1999 and 1998.

     The interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes (or "notes thereto") of the Company for the years ended December 31, 1998, 1997 and 1996.

     The results of operations for the three month period ended March 31, 1999, are not necessarily indicative of the results to be expected for the full year.

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

                                                      March 31,     December 31,      March 31,
                                                         1999           1998            1998
                                                    -----------------------------------------------
                Common shares authorized........     6,500,000       6,500,000       1,750,000

                Common shares outstanding.......     4,455,435       4,453,400         889,373

                Par value per share.............         $0.40           $0.40           $2.00


                       NORTHERN STATES FINANCIAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 1999

             (Dollar amounts in thousands, except per share data)

                                   (Unaudited)

Note 2 - Securities

     The amortized cost, gross unrealized gains and losses and fair value of securities available for sale as of March 31, 1999, December 31, 1998 and March 31, 1998 are as follows:

March 31, 1999                                           Amortized           Gross Unrealized              Fair
--------------                                             Cost             Gains          Losses          Value
                                                    --------------------------------------------------------------
U.S. Treasury...............................               $13,009            .$54              $0        $13,063
U.S. Government agencies and corporations...               135,969              53          (1,094)       134,928
States and political subdivisions...........                21,895             535             (23)        22,407
Mortgage-backed securities..................                 8,785              97              (5)         8,877
Equity securities...........................                 1,925             210              (2)         2,133
                                                    --------------------------------------------------------------
   Total....................................              $181,583            $949         ($1,124)      $181,408
                                                    --------------------------------------------------------------
                                                    --------------------------------------------------------------

December 31, 1998                                        Amortized           Gross Unrealized              Fair
-----------------                                          Cost             Gains          Losses          Value
                                                    --------------------------------------------------------------
U.S. Treasury..............................                $13,022             $87              $0        $13,109
U.S. Government agencies and corporations..                152,558             208            (326)       152,440
States and political subdivisions..........                 22,693             737              (2)        23,428
Mortgage-backed securities.................                  9,622             106               0          9,728
Equity securities..........................                  1,925             242             (11)         2,156
                                                    --------------------------------------------------------------
   Total...................................               $199,820          $1,380           ($339)      $200,861
                                                    --------------------------------------------------------------
                                                    --------------------------------------------------------------

March 31, 1998                                          Amortized            Gross Unrealized              Fair
--------------                                             Cost             Gains          Losses          Value
                                                    --------------------------------------------------------------
U.S. Treasury..............................                $20,057             $22             ($4)       $20,075
U.S. Government agencies and corporations..                121,099             100            (196)       121,003
States and political subdivisions..........                 21,153             698              (7)        21,844
Mortgage-backed securities.................                 12,297             143              (6)        12,434
Equity securities and mutual fund
   investment in debt securities...........                  2,069             219             (18)         2,270
                                                    --------------------------------------------------------------
   Total...................................               $176,675          $1,182           ($231)      $177,626
                                                    --------------------------------------------------------------
                                                    --------------------------------------------------------------

                       NORTHERN STATES FINANCIAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 1999

             (Dollar amounts in thousands, except per share data)

                                   (Unaudited)

     Contractual maturities of debt securities at March 31, 1999 were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities and equity securities are shown separately.

                                                                         Amortized          Fair
                                                                            Cost            Value
                                                                   --------------------------------
                Due in one year of less.....................               $17,108         $17,199
                Due after one year through five years.......               105,654         105,407
                Due after five years through ten years......                48,111          47,792
                                                                   --------------------------------
                                                                           170,873         170,398
                Mortgage-backed securities..................                 8,785           8,877
                Equity securities...........................                 1,925           2,133
                                                                   --------------------------------
                              Total.........................              $181,583        $181,408
                                                                   --------------------------------
                                                                   --------------------------------

     Mortgage-backed securities are comprised of investments in pools of residential mortgages. The mortgage pools are issued and guaranteed by the Federal Home Loan Mortgage Corporation (FHLMC), the Government National Mortgage Corporation (GNMA) or the Federal National Mortgage Association (FNMA).

    The fair value of agency securities with call options totaled $131,403 at March 31, 1999. As of March 31, 1999, the Company held no structured notes.

     There were no sales of securities during the three months ended March 31, 1999 and 1998.

    Securities carried at $131,957 and $110,368 at March 31, 1999 and 1998 were pledged to secure public deposits, repurchase agreements and for other purposes as required or permitted by law.

                       NORTHERN STATES FINANCIAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 1999

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

     Loans at March 31, 1999, December 31, 1998 and March 31, 1998 were as follows:

                                                                         March 31,     December 31,     March 31,
                                                                           1999            1998            1998
                                                                   -----------------------------------------------
                Commercial................................                 $62,132         $64,043.       $56,835
                Real estate - construction................                  16,165          17,328         25,084
                Real estate - mortgage....................                 137,394         141,241        139,920
                Home equity...............................                  15,543          15,579         14,265
                Installment...............................                   8,965           8,530          9,154
                                                                   -----------------------------------------------
                   Total loans............................                 240,199         246,721        245,258
                Unearned income...........................                    (108)            (99)          (142)
                Deferred loan fees........................                    (402)           (413)          (509)
                                                                   -----------------------------------------------
                   Loans, net of unearned income
                   and deferred loan fees.................                 239,689         246,209        244,607
                Allowance for loan losses.................                  (4,791)         (5,433)        (5,458)
                                                                   -----------------------------------------------
                   Loans, net.............................                $234,898        $240,776       $239,149
                                                                   -----------------------------------------------
                                                                   -----------------------------------------------

     Loans held for sale on March 31, 1999, December 31, 1998 and March 31, 1998 were approximately $3,797, $5,799 and $1,206 and are classified as real estate loans. During the first quarter of 1999 the Company transferred loans held for sale with a book value and fair value of $1,244 to portfolio loans.

     Real estate - mortgage loans with a carrying value of $18,047, $20,596 and $23,861 were pledged to secure public deposits at March 31, 1999, December 31, 1998 and March 31, 1998. The Company has pledged real estate - mortgage loans on residential property in an amount equal to at least 167% of the outstanding Federal Home Loan Bank advances.

     Non-performing loans, which includes loans contractually past due ninety days or more, loans accounted for on a nonaccrual basis, and loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower, amounted to $465 at March 31, 1999, $4,117 at December 31, 1998 and $1,021 at March 31, 1998.

                       NORTHERN STATES FINANCIAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 1999

             (Dollar amounts in thousands, except per share data)

                                   (Unaudited)

     Impaired loans were as follows for March 31, 1999, December 31, 1998 and March 31, 1998:

                                                           March 31,     December 31,      March 31,
                                                              1999           1998            1998
                                                    -----------------------------------------------
                Loans with no allowance
                   for losses allocated..........               $0              $0              $0
                Loans with allowance
                   for losses allocated..........              364           3,515             625
                Amount of the allowance
                   allocated.....................               55             544              97

     The average balance and income recognized on impaired loans were as follows for the three months ended March 31, 1999 and March 31, 1998:

                                                                         Three months ended
                                                                      March 31,       March 31,
                                                                        1999            1998
                                                                   --------------------------------
     Average of impaired
        loans during the period.........................               $2,016            $710
     Interest income recognized
        during the impairment period....................                   14              10
     Cash-basis interest income recognized
        during the impairment period....................                   14              10

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

                       NORTHERN STATES FINANCIAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 1999

             (Dollar amounts in thousands, except per share data)

                                   (Unaudited)

     At March 31, 1999, December 31, 1998 and March 31, 1998, the contract amount of the Company's off-balance sheet commitments was as follows:

                                                                          March 31,     December 31,     March 31,
                                                                            1999            1998            1998
                                                                   -----------------------------------------------
   Unused lines of credit and commitments to make loans:

      Fixed rate.......................................                    $21,155         $19,999        $29,240
      Variable rate....................................                     59,776          60,009         56,996
                                                                   -----------------------------------------------
         Total.........................................                    $80,931         $80,008        $86,236
                                                                   -----------------------------------------------
                                                                   -----------------------------------------------
   Standby letters of credit...........................                     $5,658          $6,598         $7,165

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

                                March 31, 1999

             (Dollar amounts in thousands, except per share data)

                                   (Unaudited)

Note 4 - Allowance for Loan Losses and Other Real Estate Owned Losses

     Activity in the allowance for loan losses for the three months ended March 31, 1999, twelve months ended December 31, 1998 and three months ended March 31, 1998 is as follows:

                                                          March 31,     December 31,      March 31,
                                                             1999           1998            1998
                                                    -----------------------------------------------
        Balance at beginning of year..............          $5,433          $5,430          $5,430
        Provision charged to operating expense....               0              10              10
        Loans charged off.........................            (654)            (73)             (1)
        Recoveries on loans
          previously charged off..................              12              66              19
                                                    -----------------------------------------------
           Balance at end of period...............          $4,791          $5,433          $5,458
                                                    -----------------------------------------------
                                                    -----------------------------------------------

     Activity in the allowance for other realize estate owned losses for the three months ended March 31, 1999, twelve months ended December 31, 1998 and three months ended March 31, 1998 is as follows:

                                                           March 31,     December 31,      March 31,
                                                             1999           1998            1998
                                                    -----------------------------------------------
        Balance at beginning of year...............           $552            $544            $544
        Provision charged to operating expense.....              0              10               6
        Losses on other real estate owned..........              0              (2)              0
                                                    -----------------------------------------------
           Balance at end of period................           $552            $552            $550
                                                    -----------------------------------------------
                                                    -----------------------------------------------

                       NORTHERN STATES FINANCIAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 1999

             (Dollar amounts in thousands, except per share data)

                                   (Unaudited)

Note 5 - Provision for Income Tax

     The provision for income taxes represents federal and state income tax expense calculated using annualized rates on taxable income generated during the respective periods.

Note 6 - Stockholders' Equity

     For the three months ended March 31, 1999 total stockholders' equity increased $1,061. The increase is a result of net income of $1,788, less the change in the valuation allowance from December 31, 1998 for the fair value of securities available for sale, net of tax, of $745, plus $18 due to the exercise of 2,035 stock options pursuant to the Omnibus Incentive Plan.

     For the three months ended March 31, 1998 total stockholders' equity increased $1,839 due to net income of $1,726, plus the change in the valuation allowance from December 31, 1997 for the fair value of securities available for sale, net of tax, of $113.

Note 7 - Omnibus Incentive Plan Instruments

     The 1992 Omnibus Incentive Plan (the "Plan") authorizes the issuance of up to 375,000 shares of the Company's common stock, including the granting of non-qualified stock options, restricted stock and stock appreciation rights.

     Statement of Financial Accounting Standards No. 123 requires pro forma disclosures for companies that do not adopt its fair value accounting method for stockbased employee compensation. The Company did not grant any stock options during the three months ended March 31, 1999 or during the entire year 1998. Stock options may be used to reward directors and employees and provide them with an additional equity interest in the Company. Options have been issued for 10 year periods and are fully vested when granted.

                       NORTHERN STATES FINANCIAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 1999

             (Dollar amounts in thousands, except per share data)

                                   (Unaudited)

     Information about option grants follow:

                                                                          Number of     Weighted-Avg.
                                                                           Options     Exercise Price
                                                                   ----------------------------------
                Outstanding at January 1, 1998...............               25,390           $8.32

                Exercised during period ended
                    March 31, 1998...........................                    0               0
                                                                   --------------------------------

                Outstanding at March 31, 1998................               25,390           $8.32
                                                                   ----------------
                                                                   ----------------

                Outstanding at January 1, 1999...............               18,855           $8.32

                Exercised during period ended
                    March 31, 1999...........................               (2,035)           8.32
                                                                   --------------------------------

                Outstanding at March 31, 1999.................              16,820           $8.32
                                                                   ----------------
                                                                   ----------------

     At March 31, 1999, all remaining options had an exercise price of $8.32. The options outstanding had a remaining life of 2.75 years.

     The Company at its discretion may grant stock appreciation rights under the Plan. A stock appreciation right entitles the holder to receive from the Company an amount equal to the excess, if any, of the aggregate fair market value of the Company's common stock which is the subject of such a grant over the grant price. During the three months ended March 31, 1999, 2,710 stock appreciation rights were exercised and payment was made to the holders. As of March 31, 1999 and 1998, 12,280 and 16,240 stock appreciation rights were outstanding at the grant price of $8.32 per share. The Company's expense was ($14) and $140 for the three months ended March 31, 1999 and 1998. The stock appreciation rights will expire during 2002.

                       NORTHERN STATES FINANCIAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 1999

             (Dollar amounts in thousands, except per share data)

                                   (Unaudited)

Note 8 - Other Comprehensive Income

     Other comprehensive income components and related taxes for the three months ended March 31, 1999 and 1998 follows:

                                                                      March 31,       March 31,
                                                                        1999            1998
                                                                   --------------------------------
        Unrealized holding gains (losses) on
           on securities available for sale.............               ($1,216)           $187
        Tax effect......................................                  (471)             74
                                                                   --------------------------------
           Other comprehensive income (loss)............                 ($745)           $113
                                                                   --------------------------------
                                                                   --------------------------------

Note 9 - Segment Information

     The operating segments are determined by the products and services offered, primarily distinguished between banking, mortgage banking and trust operations. Loans, securities and deposits provide the revenues in the banking operation, servicing fees and loan sales provide the revenues in mortgage banking, and trust fees provide the revenues in trust operations. All operations are domestic.

     Management began evaluating mortgage banking as a separate segment in August, 1998. Mortgage banking and trust segment performance is evaluated using fee income net of direct expenses. Income taxes are not allocated to these segments and selected indirect expenses are allocated. There are no transactions among segments. Substantially all assets are related to the banking segment. Neither mortgage banking nor trust pre-tax revenues exceeded 10% of total pre-tax income for the three months ended March 31, 1999 or 1998.

                       NORTHERN STATES FINANCIAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 1999

             (Dollar amounts in thousands, except per share data)

                                   (Unaudited)

     Information reported internally for performance assessment of operating segments for the three months ended March 31, 1999 and 1998 follows:

                                                          Three months ended March 31, 1999
                                                                         Other           Total
                                                        Banking        Segments        Segments
                                                    -----------------------------------------------
        Net interest income.....................         $4,263              $0          $4,263
        Provision for loan losses...............              0               0               0
        Other revenue...........................            448             464             912
        Other expenses..........................          2,119             473           2,592
                                                    -----------------------------------------------
           Segment profit.......................         $2,592             ($9)         $2,583
                                                    -----------------------------------------------
                                                    -----------------------------------------------

                                                         Three months ended March 31, 1998
                                                                        Other           Total
                                                       Banking        Segments        Segments
                                                    -----------------------------------------------
        Net interest income....................         $4,347              $0          $4,347
        Provision for loan losses..............             10               0              10
        Other revenue..........................            454             171             625
        Other expenses.........................          2,344             126           2,470
                                                    -----------------------------------------------
           Segment profit......................         $2,447             $45          $2,492
                                                    -----------------------------------------------
                                                    -----------------------------------------------

                      NORTHERN STATES FINANCIAL CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         The following discussion focuses on the consolidated financial condition of the Northern States Financial Corporation at March 31, 1999 and the consolidated results of operations for the three month period ending March 31, 1999, compared to the same period of 1998. The purpose of this discussion is to provide a better understanding of the condensed consolidated financial statements and the operations of its subsidiary, the Bank of Waukegan ("the Bank"). This discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto included herein.

         The statements contained in this management's discussion and analysis that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this report that a number of important factors could cause the Company's actual results subsequent to March 31, 1999 to differ materially from those expressed in any such forward-looking statements.

         On December 17, 1997 the Company's Board of Directors announced that it had approved the merger of it two wholly owned subsidiaries, Bank of Waukegan and First Federal Bank, fsb. The merger became effective April 21, 1998 with the Bank of Waukegan as the surviving entity in the merger.

         On February 17, 1998, the Company's Board of Directors approved a proposal to amend the Company's certificate of incorporation to increase the authorized common shares from 1,750,000 to 6,500,000 and effect a 5-for-1 stock split. The stockholders approved the amendment at the annual meeting of stockholders that was held on April 23, 1998. The split became effective to stockholders of record on May 5, 1998 and an additional 4 shares of common stock for each share held were mailed on May 15, 1998. Book value per share, basic earnings per share, diluted earnings per share and all omnibus incentive plan information have been restated for all periods to reflect the effect of the 5-for-1 stock split.

FINANCIAL CONDITION

         The consolidated total assets for the Company were $471.3 million at March 31, 1999, decreasing $14.6 million or 3.01% from the Company's year-end, December 31, 1998.

         Securities in total declined $19.4 million or 9.68% from the previous year-end. The statement of cashflows shows that $18.2 million more in securities matured or were called than were purchased during the first quarter of 1999. The fair value of securities decreased $1.2 million over the same period due to changes in market conditions. The cash flows from the maturing securities were used for liquidity purposes to increase Fed funds sold which went up $6.9 million with the balance used to fund the net change in deposits.

         Loan demand slowed, causing the Company's loans to decline $6.5 million or 2.65% from December 31, 1998. Commercial loans declined $1.9 million and real estate construction loans decreased $1.2 million. Although the economy remains strong, there is some uncertainty that has affected loan demand, as to whether the economy will continue to expand or begin to slow down. Another factor impacting the loan portfolio has been competitive pressures that have contributed to the decline in loans. Real estate mortgage loans declined $3.8 million from year-end. The majority of this decline is due to one credit for $3.0 million that was nonperforming at year-end that management, during the quarter, charged off $.5 million to the allowance for loan losses and transferred the balance of $2.5 million upon foreclosure to other real estate owned. At March 31, 1999 there was a sales contract on this property. Home equity loans remained unchanged from year-end while the Company experienced an increase of $.4 million to its installment loan portfolio.

                      NORTHERN STATES FINANCIAL CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         During the first three months of 1999 deposits at the Company decreased $13.9 million to $341.9 million. Total time deposits declined $18.5 million. The decline was primarily in time deposits, $100,000 and over which decreased $16.3 million. Time deposits from public entities decreased $16.9 million as a result the cyclical nature of public depositors taking in taxes during the summer as tax bills come due and drawing down their deposits for operating purposes during the winter and spring. Noninterest-bearing demand deposits declined slightly by $1.3 million. NOW, money market and savings accounts grew $3.4 million, $1.7 million and $.8 million from December 31, 1998 indicating a shift by depositors to shorter term and more liquid deposits.

         Securities sold under repurchase agreements and other short-term borrowings at the Company declined $2.2 million from December 31, 1998 to $45.8 million at March 31, 1999. These funds mainly consist of securities sold under repurchase agreement that are offered through an overnight repurchase agreement product and a term product with maturities from 7 days to one year. Repurchase agreements provide a source of funds to the Company that do not increase reserve requirements with the Federal Reserve Bank or create an expense relating to FDIC insurance and, therefore, are less costly to the Company.

         The Company has received term advances from the Federal Home Loan Bank in the amount of $10,000,000. These funds have been used to purchase U.S. Government agency securities that have call provisions on the same date that the advances are due to be repaid.

         Total stockholders' equity increased $1,061,000 during the three months ended March 31, 1999. The increase is the result of net income of $1,788,000, less the adjustment in the valuation allowance for the market value of securities available for sale, net of tax, of $745,000, plus $18,000 due to the exercise of 2,035 stock options pursuant to the Omnibus Incentive Plan.

         The tier 1 capital to average assets ratio at March 31, 1999 was 15.22% and the total capital to asset ratio, on a risk adjusted basis, amounted to 23.01%, exceeding the minimum required to be capitalized under prompt corrective action regulations, which minimums are 5.00% and 10.00%. Book value per share was $14.85 at March 31, 1999 as compared to $14.63 at December 31, 1998. On March 31, 1999, the Company and its subsidiary were in compliance with all applicable regulatory capital requirements.

RESULTS OF OPERATIONS

NET INCOME

         The consolidated net income for the quarter ended March 31, 1999 was $1,788,000, an increase of $62,000 or 3.59%, as compared to net income of $1,726,000 for the same period the previous year. The annualized return on average assets was 1.51% for the quarter, which was slightly higher than the1.50% return on average assets for the quarter the previous year.

                      NORTHERN STATES FINANCIAL CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

NET INTEREST INCOME

         Net interest income, the difference between interest income earned on average interest earning assets and interest expense on average interest bearing liabilities, decreased $84,000 or 1.93% during the three months ended March 31, 1999, compared to the same three months in 1998. The decreased net interest income is the result of rates on interest earning assets declining faster than rates paid on interest bearing liabilities. As evidenced in Table 1, "Analysis of Average Balance and Tax Equivalent Rates for the Three Months ended March 31, 1999 and 1998", the yield on interest earning assets declined 61 basis points to 7.36% during the first quarter of 1999 from 7.97% last year. This decrease is partially the result of prime rate being 75 basis points less at March 31, 1999 as compared to last year when it was at 8.50%. Another factor impacting the decrease in yields on interest earning assets are competitive pressures, which have contributed to the decline in loan rates.

    Table 1 also indicates that rates paid on interest bearing liabilities have also declined, but at a slower pace than rates on interest earning assets. Rates paid on interest bearing liabilities have decreased only 52 basis points to 4.26% during the three months ended March 31, 1999 as compared to 4.78% for the same period last year. During 1998 management decreased the rates offered on time deposits and at March 31, 1999 the rates on time deposits were 100 basis points lower than they were at March 31, 1998. As longer-term time deposits mature and renew the impact of this reduction on time deposit rates will be further observed.

PROVISION FOR LOAN LOSSES

         There was no provision for loan losses during the quarter ended March 31, 1999 as compared to $10,000 for the same period the previous year. Management, with the concurrence of the Board of Directors, lowered the provision for loan losses during the first quarter of 1999 after a careful review of the adequacy of the allowance for loan losses and the levels of non-performing and impaired loans.

         At March 31, 1999, the allowance for loan losses was $4,791,000 or 2.00% of loans as compared to $5,433,000 or 2.21% of loans at December 31, 1998. Nonperforming loans, at March 31, 1999, were $465,000, down from $4,117,000 at December 31, 1998. Impaired loans were $364,000 or .15 % of loans at March 31, 1999 as compared to impaired loans of $3,515,000 or 1.43% of loans at December 31, 1998. The amount of the allowance for loan losses allocated for impaired loans at March 31, 1999 was $55,000 compared to $544,000 at December 31, 1998.

    Much of these changes were the result of management, during the first quarter of 1999, charging off $500,000 of a nonperforming credit of $3,010,000 secured by a 57,000 square foot office building located in Northbrook, Illinois. The balance of this credit, $2,510,000, was transferred to other real estate owned during the quarter when foreclosure proceedings provided the Bank with title to the property. At March 31, 1999 there was a sales contract on this property. During the first three months of 1999 $654,000 in loans, including the credit already mentioned, were charged off to the allowance for loan losses as compared to $1,000 during the same period of 1998. During the first three months of 1999 recoveries of loans previously charged off were $12,000 as compared to $19,000 during the same period in 1998.

                      NORTHERN STATES FINANCIAL CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                                     TABLE 1

                      NORTHERN STATES FINANCIAL CORPORATION

              ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES

               For the Three Months Ended March 31, 1999 and 1998

                                    ($ 000s)

                                                        1999                                       1998
                                      ---------------------------------------    ----------------------------------------
                                         Average                                    Average
                                         Balance      Interest       Rate           Balance      Interest       Rate
                                      ---------------------------------------    ----------------------------------------
Assets

   Loans (1)(2)(3)                      $244,677        $5,172      8.46%          $242,022        $5,584       9.23%
   Taxable securities                    168,453         2,506      5.95%           159,616         2,504       6.29%
   Securities exempt from
      taxes (2)                           21,526           401      7.69%            19,621           389       8.24%
   Interest bearing deposits in              236             3      5.08%               700             9       5.14%
      banks

   Federal funds sold                     13,637           160      4.69%            15,856           218       5.50%
                                   ----------------------------               ----------------------------

    Interest earning assets              448,529         8,242      7.36%           437,815         8,704       7.97%
                                                 --------------                             --------------
    Noninterest earning assets            23,944                                     20,984
                                   --------------                             --------------
    Average assets                      $472,473                                   $458,799
                                   --------------                             --------------
                                   --------------                             --------------
Liabilities and stockholders'
equity

   NOW deposits                          $41,251           281      2.72%           $37,382           291       3.11%
   Money market deposits                  42,461           366      3.45%            41,287           407       3.94%
   Savings deposits                       45,187           331      2.93%            44,189           323       2.92%
   Time deposits                         176,461         2,200      4.99%           185,128         2,609       5.64%
   Other borrowings                       52,174           629      4.82%            42,717           560       5.24%
                                   ----------------------------               ----------------------------
    Interest bearing                     357,534         3,807      4.26%           350,703         4,190       4.78%
      liabilities                                --------------                             --------------
   Demand deposits                        42,315                                     38,523
   Other noninterest bearing               7,049                                      8,576
      liabilities

   Stockholders' equity                   65,575                                     60,997
                                   --------------                             --------------
    Average liabilities and
      stockholders' equity              $472,473                                   $458,799
                                   --------------                             --------------
                                   --------------                             --------------
    Net interest income                                 $4,435                                     $4,514
                                                 --------------                             --------------
                                                 --------------                             --------------
    Net yield on interest
      earning assets                                                3.96%                                       4.13%
                                                               -----------                                ------------
                                                               -----------                                ------------
     Interest bearing
      liabilities to
      earning assets ratio                                         79.84%                                      80.31%
                                                               -----------                                ------------
                                                               -----------                                ------------

       (1) - Interest income on loans includes loan origination fees of $92 and $130 for the three months ended March 31, 1999 and 1998.

       (2) - Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34% rate.

       (3) - Non-accrual loans are included in average loans.

                      NORTHERN STATES FINANCIAL CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         Management and the Board of Directors analyze the adequacy of the allowance for loan losses at least quarterly. Loans judged to be impaired, loans with potential loss exposure, loans that are no longer accruing interest, and historical net loan loss percentages are reviewed in the analysis of the allowance for loan losses. Based on management's and the Board of Directors' analysis, the allowance for loan losses at March 31, 1999 is adequate to cover future possible loan losses. If the level of impaired and nonperforming loans remains low during the balance of 1999, management has budgeted no additional provision for loan losses during 1999.

NONINTEREST INCOME

         Noninterest income for the three months ended March 31, 1999 was $912,000 as compared to $625,000 for the three months ended March 31, 1998, an increase of $287,000. Service fees on deposits declined slightly by $5,000 as compared to the same quarter last year. Trust fee income increased $26,000 during the three months ended March 31, 1999 due to increased trust business and greater investment management performance. Income from mortgage banking activities were $182,000 during the first quarter of 1999, an increase of $161,000 from last year as management expanded this operating segment beginning in August, 1998. During the first quarter of 1999 $8,574,000 in "table funded" loans were processed by the Bank. The $182,000 in mortgage banking income consist of fees earned by the Bank on these "table funded" loans as well as fees for appraisals and credit bureau costs from borrowers of both "table funded" loans and loans originated and funded by the Bank and sold on the secondary market. Other income from gains on sales on loans increased $22,000 during the first quarter of 1999 in that proceeds on loans sold on the secondary market increased to $8,016,000 during the first three months of 1999 as compared to $3,886,000 during the same period last year. Other operating income during the first quarter of 1999 was $83,000 greater than the same period last year as the Company realized a $74,000 gain on the sale of a branch office. With the merging of First Federal Bank, fsb with the Bank of Waukegan in April, 1998 the Bank had two branches within two city blocks of one another. The Bank closed the smaller of the two branches during 1998 and entered into a sales contract with a party who wished to purchase the branch for a purpose other than banking. The sale was completed during January, 1999 with proceeds from the sale of $257,000.

NONINTEREST EXPENSES

         Noninterest expenses increased $122,000 or 4.94% during the three months ended March 31, 1999. The Company's efficiency ratio, noninterest expenses divided by the sum of net interest income and noninterest income, was 50.09% for the first quarter of 1999 as compared to 49.68% for the first quarter of 1998. The efficiency ratio is frequently used as an indicator as to how well a financial institution manages its noninterest expenses with a decreasing ratio indicating improved performance. Compared to its peers, the Company's ability to control overhead is one of its operating strengths.

         Expenses relating to salaries and employee benefits increased of $29,000 during the first quarter of 1999 compared to the same period last year. Expenses relating to salaries for the mortgage banking segment were $106,000 greater during the first quarter of 1999 as management expanded this operating segment beginning in August, 1998. As a consequence FICA expenses were $9,000 greater during the first quarter of 1999 as compared to the first quarter of 1998. Group insurance rates increased $67,000 during the first quarter of 1999 compared to the same period last year as coverage provided by a three year policy expired at December 31, 1998 and new coverage was obtained but at a much higher rate. Expenses relating to stock appreciation rights declined $154,000 during the first three months of 1999 compared to last year as the result of decreases in the market price of the Company's stock.

                      NORTHERN STATES FINANCIAL CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         Occupancy expenses for the first quarter of 1999 were $354,000, an increase of $64,000 from the first quarter of 1998. This increase in occupancy expenses is attributable to increased depreciation of $34,000 and maintenance expenses of $29,000. During the fourth quarter of 1998 the Bank purchased a branch office in the neighboring community of Winthrop Harbor, Illinois, from another financial institution for $1,000,000 and opened the branch in November, 1998. The Bank did not purchase any assets or liabilities other than the branch building as part of this transaction. The Bank sold another of its branch buildings located two blocks from the Bank's main office during the first quarter of 1999 that had a book value of only $183,000. The result of these developments was that the Bank operates six branch offices, has expanded its geographic presence, and has increased its building depreciation expenses during the first quarter of 1999. During the later part of 1998 the Bank purchased and installed $216,000 of new computer equipment as part of the Bank's efforts to address Year 2000 issues, which has also contributed to the greater equipment depreciation expenses during the first three months of 1999. Maintenance expenses increased in part from the opening of the new branch as well as snow removal costs that were higher during the first three months of 1999 due to some major snowfalls.

         Data processing expense increased $14,000 during the first quarter of 1999 to $130,000. Data processing expenses were $13,000 greater than during the first three months of 1999 compared to the same period last year. This was as a result of expenses related to new software and testing of our systems for year 2000 compliance as well as for additional year-end processing.

         FDIC insurance expense was $21,000 during the three months ended March 31, 1999, which was unchanged from last year.

         Other real estate owned expenses declined slightly during the first quarter of 1999 by $3,000 to $21,000.

         Miscellaneous other operating expenses increased $18,000 compared to the same quarter last year. Expenses relating to loan origination and sales increased $49,000 resulting from the expanded mortgage banking operation. Printing and supplies increases $21,000 during the first quarter of 1999 as compared to the same period last year partially as the result of new forms being necessary for the new computer equipment installed as part of the Bank's efforts to address Year 2000 issues. Marketing expenses were up $11,000 over the same period last year as promotion of our new branch in Winthrop Harbor that opened in November, 1998 continued into the first quarter of 1999. Legal expenses were $44,000 less during the first quarter of 1999 as there were additional legal expenses during the first quarter of 1998 relating to the merger between the Bank of Waukegan and First Federal Bank, fsb. Directors fees were $11,000 less during the first three months of 1999 compared to the same period last year as a result of the merger between the two subsidiaries of the Company. Postage expense decreased $5,000 due in part to year-end notices that were mailed directly from our data processor this year with the postage was invoiced as part of our data processing bill which had not been the case the previous year.

                      NORTHERN STATES FINANCIAL CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

YEAR 2000

         The Company, in compliance with the Federal Financial Institutions Examination Council (FFIEC) guidelines, has established a "Year 2000 Action Plan" in order to deal with risks associated with the new millennium especially in the area of data processing. As part of the "Year 2000 Action Plan", the Company's Board of Directors is regularly updated as to the Company's ability to deal with the Year 2000 risks.

         The "Year 2000 Policy and Action Plan" includes the five basic steps or phases recommended by the FFIEC: awareness, assessment, renovation, validation (testing) and implementation. At this time, the Company has completed the awareness, assessment and renovation phases of its action plan, and the testing phase is well under way. During 1998 the Company purchased and installed new hardware and software for its item processing and teller platform systems in order to bring them up to Year 2000 standards. The combined cost of these projects was $216,000. It is anticipated that the Company will incur $50,000 in additional Year 2000 costs in 1999.

         The major risk to the Company is that its data systems will inaccurately calculate date-related accrual of interest on loans and deposits because of the Year 2000. This would impact customer confidence and Company earnings. Another risk to the Company is that its loan customers' businesses will be impaired by the Year 2000 in such a way that payments will not be made in a timely fashion. The Company has completed a risk assessment of its entire loan portfolio rating each loan customer as to how susceptible the customer's business may be to Year 2000 risks. Those loan customers which were assessed as having medium to high Year 2000 risks have been contacted to make them aware of possible problems caused by the Year 2000 and to request information as to the borrower's state of preparedness to Year 2000 issues. Information provided by our customers will allow the Company to better determine possible external risks caused by the Year 2000. The Company continues to monitor and work with these borrowers.

         The Company has instituted a customer awareness program in which information has been mailed to customers which discusses the Year 2000 problem in general and discloses the Bank's state of preparedness for the Year 2000. Efforts to communicate the Bank's preparedness to customers are expected to continue during 1999 in order to steady customer fears regarding this issue.

         A majority of the Company's data processing is performed by an outside bank data processing service bureau which has assured the Company that their core products are fully Year 2000 compliant. Our data processing service bureau has provided a "Test Bank" environment at a cost of $1,000 per month in order for tests to be conducted by users to make sure that the system will handle Year 2000 processing. The Bank belongs to a data processing users group that is jointly testing service bureau compliance for the Year 2000.

         The Company has developed both Remediation and Business Resumption contingency plans to deal with possible Year 2000 problems, both prior to and immediately following the century date change. Some strategies of these plans include: 1) printing, prior to December 31, 1999, trial balances and other internal reports, 2) printing account histories prior to December 31, 1999, 3) modification of the Bank's liquidity policy to take into consideration the Year 2000 as it relates to the Bank's liquidity, and 4) testing and training of staff on contingency plan procedures. These plans and strategies serve as a way of dealing with Year 2000 problems if they should result despite our best efforts to anticipate and avoid them.

                      NORTHERN STATES FINANCIAL CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         Although management is confident that the Company has identified all necessary upgrades to it's equipment, and budgeted accordingly, no assurance can be made that Year 2000 compliance can be achieved without additional unanticipated expenditures. It is not possible at this time to quantify the estimated costs due to business disruption caused by vendors, suppliers, customers or even the loss of electric power or telephone service; however, such costs could be substantial. As a result of the Year 2000 project, the Company has not had any material delay regarding its information systems projects.

FEDERAL AND STATE INCOME TAXES

         For the three months ended March 31, 1999 and 1998, the Company's provision for federal and state income taxes were $795,000 and $766,000, which as a percentage of pretax earnings was 30.78% for 1999 and 30.74% for 1998.

RECENT ACCOUNTING PRONOUNCEMENTS

    Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued by the Financial Accounting Standards Board (FASB) in 1998 and is effective for the Company on January 1, 2000. It requires that all derivatives be recorded at fair value in the balance sheet, with changes to fair value charged or credited to income. If derivatives are documented and effective as hedges, the change in derivative fair value will be offset by an equal change in the fair value of the hedged item. Since the Company has no derivative or hedging activities, adoption of Statement 133 will have no material impact on the Company's financial statements.

     SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise", became effective for the Company as of January 1, 1999. The statement allows mortgage loans that are securitized to be classified as trading, available for sale, or in certain circumstances, held to maturity. Previously, these had to be classified as trading. Since the Company has not securitized mortgage loans, Statement 134 has not affected the Company.

     American Institute of Certified Public Accountants Statement of Position
(SOP) 98-1, which became effective in 1999, sets the accounting requirements to capitalize costs incurred to develop or obtain software that is to be used solely to meet internal needs. Costs to capitalize are those direct costs incurred after the preliminary project stage, up to the date when all testing has been completed, and the software is substantially ready for use. All training costs, research and development costs, costs incurred to convert data, and all other general and administrative costs are expensed as incurred. The capitalized cost of internal use software is to be amortized over its useful life and reviewed for impairment using the criteria in Statement No. 121. SOP 98-1 has not had an impact on the Company.

     SOP 98-5, which became effective in 1999, requires all start up, preopening and organization costs to be expensed as incurred. Any such costs previously capitalized for financial reporting purposes must be written off to income at the start of the year. SOP 98-5 has not had an impact on the Company.

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

      The Federal Reserve Board, together with the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation, adopted a Joint Agency Policy Statement on Interest-Rate Risk, effective June 26, 1996. The policy statement provides guidance to examiners and bankers on sound practices for managing IRR, which will form the basis for ongoing evaluation of the adequacy of IRR management at supervised institutions. The policy statement also outlines fundamental elements of sound management that have been identified in prior Federal Reserve guidance and discusses the importance of these elements in the context of managing IRR. Specifically, the guidance emphasizes the need for active board of director and management oversight and a comprehensive risk-management process that effectively identifies, measures, and controls IRR. One approach used by management is to minimize IRR is to periodically shock the balance sheet by decreasing rates 2% and increasing rates 2% using computer simulation to show the effect of rate changes on the fair value of the Company. Another approach used by the Company is to periodically analyze its assets and liabilities and make future financing and investment decisions based on payment streams, interest rates, contractual maturities, and estimated sensitivity to actual or potential changes in market interest rates. Both approaches fall under the broad definition of asset/liability management. The Company's primary asset/liability management techniques are the interest rate shock and the measurement of the Company's asset/liability gap, that is, the difference between the cash flow amounts of interest-sensitive assets and liabilities that will be repriced during a given period.

     Several ways an institution can manage IRR include: selling existing assets or repaying certain liabilities; matching repricing periods for new assets and liabilities for example, by shortening terms of new loans or investments. Financial institutions are also subject to prepayment risk in falling rate environments. For example, a debtor may prepay other financial assets so that the debtor may refinance their obligations at new, lower rates. Prepayments of assets carrying higher rates reduce the Company's interest income and overall asset yields. A large portion of an institution's liabilities may be short term or due on demand, while most of its assets may be invested in long-term loans or investments. Accordingly, the Company seeks to have in place sources of cash to meet short-term demands. Increasing deposits, borrowing, or selling assets can obtain these funds.

                       NORTHERN STATES FINANCIAL CORPORATION

                      QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

         The following Table 2 shows information as of December 31, 1998 about how interest rate shocks of decreasing rates 2% and increasing rates 2% effect the fair value of the Company's balance sheet. Table 2 shows, because of the Company's gap position, that the fair value of the Company would increase $21.5 million if rates immediately drop 2% or decrease $20.1 million if rates immediately rise 2%. Tables 3 and 4 provide information about the Company's financial instruments that are sensitive to changes in interest rates as of December 31, 1998 and 1997. The Company believes that the assumptions utilized by the tables are reasonable. The expected maturity date values for loan receivable, and investment securities were calculated by adjusting the instrument's contractual maturity date for expectations of prepayments. Expected maturity for interest-bearing core deposits such as NOW, money market and savings accounts are estimated to be 5% each year although these may be withdrawn over a very short time period even though it may be unlikely. With respect to the Company's adjustable rate instruments, expected maturity date values were measured by adjusting the instrument's contractual maturity date for expectations of prepayments. From a risk management perspective, however, the Company believes that repricing dates may be a more relevant in analyzing such instruments. Similarly, 52.17% of the Company's investment securities portfolio at December 31, 1998 is comprised of callable securities. The tables use December 31, 1998 for analysis, as there has been no material changes to the Company's balance sheets and to market interest rate levels from year-end.

                                                TABLE 2

                                 NORTHERN STATES FINANCIAL CORPORATION
                                      EFFECT OF INTEREST SHOCKS ON
                                         FINANCIAL INSTRUMENTS

($000's)                                                         Fair Value at December 31, 1998
                                                  -------------------------------------------------------
                                                            Down 2%           Current             Up 2%
                                                  -------------------------------------------------------
Assets
    Cash and cash equivalents                               $27,960            $27,959           $27,958
    Interest bearing deposits in financial
       institutions - maturities over 90                        101                100                99
        days
    Securities available for sale                           213,608            200,861           189,199
    Loans                                                   259,503            250,721           242,283
    Direct lease                                              1,017              1,001               987
      financing
    Other assets                                             15,238             15,238            15,238
                                                  -------------------------------------------------------
       Total assets                                        $517,427           $495,880          $475,764
                                                  -------------------------------------------------------
                                                  -------------------------------------------------------
Financial liabilities:

    Deposits                                               $363,356           $356,971          $350,093
    Securities sold under repurchase
      agreements and other short-term borrowings             47,994             47,990            47,986
    Federal Home Loan Bank term advances                      9,039              8,482             8,005
    Other liabilities                                         7,062              7,062             7,062
                                                  -------------------------------------------------------
    Total liabilities                                       427,451            420,505           413,146
                                                  -------------------------------------------------------
    Total equity                                             89,976             75,375            62,618
                                                  -------------------------------------------------------
       Total liabilities and equity                        $517,427           $495,880          $475,764
                                                  -------------------------------------------------------
                                                  -------------------------------------------------------

                       NORTHERN STATES FINANCIAL CORPORATION

                      QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

                                     TABLE 3

                      NORTHERN STATES FINANCIAL CORPORATION
                   EXPECTED MATURITY DATES OF ON BALANCE SHEET
                  FINANCIAL INSTRUMENTS AS OF DECEMBER 31, 1998

                                                             Maturing In
                                   --------------------------------------------------------------
($ 000s)                            1999       2000      2001       2002       2003    Thereafter  Totals   Fair Value
-----------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
    Loans (1)(2)
             Fixed rate             $23,539    $12,282   $18,001    $24,140    $21,407    $30,352  $129,721    135,604
             Average interest         8.48%      8.62%     8.82%      8.44%      8.50%      7.11%     8.22%
               rate
             Adjustable rate         38,072     15,448    10,279     13,027      6,446     33,728   117,000    121,062
             Average interest         8.41%      8.44%     8.25%      8.15%      8.42%      8.20%     8.31%
               rate
    Securities
             Fixed rate              20,677     12,225    24,787     36,620     53,155     47,027   194,491    194,491
             Average interest         5.95%      6.64%     6.33%      6.14%      5.92%      6.23%     6.14%
               rate
             Adjustable rate          1,000          0         0          0          0      5,370     6,370      6,370
             Average interest         6.15%      0.00%     0.00%      0.00%      0.00%      6.52%     6.46%
               rate
    Interest-bearing deposits
      and federal funds sold
             Fixed rate                   0        100         0          0          0          0       100        100
             Average interest         0.00%      7.41%     0.00%      0.00%      0.00%      0.00%     7.41%
               rate
             Adjustable rate         12,783          0         0          0          0          0    12,783     12,783
             Average interest         4.59%      0.00%     0.00%      0.00%      0.00%      0.00%     4.59%
               rate
     Direct lease financing
             Fixed rate                 665         99       100        123          0          0       987      1,001
             Average interest         8.13%      8.02%     6.58%      7.44%      0.00%      0.00%     7.87%
               rate
                                 --------------------------------------------------------------------------------------
                 Total              $96,736    $40,154   $53,167    $73,910    $81,008   $116,477  $461,452   $471,411
                                 --------------------------------------------------------------------------------------
                                 --------------------------------------------------------------------------------------

Interest-bearing Liabilities:
     Interest-bearing deposits (3)
             Balances              $171,816    $20,469   $11,729     $5,428     $5,112    $97,127  $311,681   $312,896
             Average interest         5.00%      5.03%     4.46%      3.08%      3.06%      3.06%     4.31%
               rate
     Borrowings
             Balances                46,990      6,000         0          0          0      5,000    57,990     56,472
             Average interest         5.00%      4.99%     0.00%      0.00%      0.00%      4.75%     4.98%
               rate
                                 --------------------------------------------------------------------------------------
                 Total             $218,806    $26,469   $11,729     $5,428     $5,112   $102,127  $369,671   $369,368
                                 --------------------------------------------------------------------------------------
                                 --------------------------------------------------------------------------------------

(1) Does not include net deferred loan fees, unearned income or the allowance for loan losses.

(2) For fixed rate loans maturities are based on aggregate payments due.

(3) For NOW, money market and savings deposits all balances assumed 5% maturity each yr.

                       NORTHERN STATES FINANCIAL CORPORATION

                      QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

                                     TABLE 4

                      NORTHERN STATES FINANCIAL CORPORATION
                   EXPECTED MATURITY DATES OF ON BALANCE SHEET
                  FINANCIAL INSTRUMENTS AS OF DECEMBER 31, 1997

                                                             Maturing In
                                   --------------------------------------------------------------
($ 000s)                            1998       1999      2000       2001       2002    Thereafter  Totals   Fair Value
-----------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
     Loans (1)(2)
             Fixed rate             $17,753    $10,862   $15,771    $24,867    $16,685    $20,776  $106,714    107,151
             Average interest         8.88%      8.93%     8.98%      9.03%      8.98%      7.86%     8.75%
               rate
             Adjustable rate         55,486     12,365    13,052      9,012     13,816     32,424   136,155    136,155
             Average interest         9.17%      9.27%     9.21%      8.98%      9.29%      9.27%     9.21%
               rate
    Securities
             Fixed rate              24,446     19,081    43,344     33,821     33,324     19,625   173,641    173,641
             Average interest         6.01%      6.30%     6.50%      6.47%      6.55%      7.33%     6.51%
               rate
             Adjustable rate              0          0         0          0          0      7,031     7,031      7,031
             Average interest         0.00%      0.00%     0.00%      0.00%      0.00%      6.76%     6.76%
               rate
    Interest-bearing deposits
      and federal funds sold
             Fixed rate                   0          0       100          0          0          0       100        100
             Average interest         0.00%      0.00%     7.30%      0.00%      0.00%      0.00%     7.30%
               rate
             Adjustable rate         11,306          0         0          0          0          0    11,306     11,306
             Average interest         5.57%      0.00%     0.00%      0.00%      0.00%      0.00%     5.57%
               rate
    Direct lease financing
             Fixed rate                 749        202        67        149        107          0     1,274      1,274
             Average interest         7.74%      7.80%     8.74%      7.30%      7.14%      0.00%     7.70%
               rate
                                 --------------------------------------------------------------------------------------
                 Total             $109,740    $42,510   $72,334    $67,849    $63,932    $79,856  $436,221   $436,658
                                 --------------------------------------------------------------------------------------
                                 --------------------------------------------------------------------------------------
Interest-bearing Liabilities:
     Interest-bearing deposits(3)
             Balances              $167,753    $25,613   $10,958     $5,128     $4,859    $92,251  $306,562   $306,958
             Average interest         5.60%      5.46%     4.80%      3.35%      3.34%      3.34%     4.80%
               rate
     Borrowings
             Balances                37,504      6,000         0          0          0          0    43,504     43,519
             Average interest         5.27%      5.92%     0.00%      0.00%      0.00%      0.00%     5.36%
               rate
                                 --------------------------------------------------------------------------------------
                 Total             $205,257    $31,613   $10,958     $5,128     $4,859    $92,251  $350,066   $350,477
                                 --------------------------------------------------------------------------------------
                                 --------------------------------------------------------------------------------------

(1) Does not include net deferred loan fees, unearned income or the allowance for loan losses.

(2) For fixed rate loans amortization is based on aggregate payments due.

(3) For NOW, money market and savings deposits all balances assumed 5% maturity each yr.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to sign on its behalf by the undersigned hereunto duly authorized, on this 13th day of May 1999.

NORTHERN STATES FINANCIAL CORPORATION
          (Registrant)

Date: May 14, 1999                          By:  /s/ Fred Abdula
     --------------------------                 -------------------------------
                                                  Fred Abdula
                                                  Chairman of the Board of
                                                  Directors and President


Date: May 14, 1999                          By:  /s/ Thomas M. Nemeth
     --------------------------                 -------------------------------
                                                  Thomas M. Nemeth
                                                  Vice President and Treasurer