Form 10-Q
period 1999-06-30
NORTHERN STATES FINANCIAL CORP /DE/
filed 1999-08-13
CIK 744485

================================================================================

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      -------------------------------------

                                    FORM 10-Q

             [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ending June 30, 1999

                                       OR

             [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from _________ to __________

                      -------------------------------------

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

                ------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                        YES:  XXX        NO:
                            -------         -------

                4,458,345 shares of common stock were outstanding
                               as of June 30, 1999

              NORTHERN STATES FINANCIAL CORPORATION AND SUBSIDIARY
                                    FORM 10-Q
                                  JUNE 30, 1999
                                      INDEX



PART I.   FINANCIAL INFORMATION

  Item 1.  Financial Statements                                      Page Number

      Condensed consolidated balance sheets as of June 30,
       1999, December 31, 1998, and June 30, 1998............................. 2

      Condensed consolidated statements of income for the three and six months ended June 30, 1999 and 1998................................ 3

      Condensed consolidated statements of comprehenesive income the three and six months ended June 30, 1999 and 1998.................. 4

      Condensed consolidated statements of cash flows for
       the six months ended June 30, 1999 and 1998............................ 5

      Notes to condensed consolidated financial statements............... 6 - 16


  Item 2.  Management's discussion and analysis of financial condition and results of operations..................... 17 - 27

  Item 7A. Quantitative and qualitative disclosures
                   about market risk.................................... 27 - 31

  PART II.   OTHER INFORMATION


     Signatures.............................................................. 32

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 1999, December 31, 1998 and June 30, 1998
(In thousands of dollars)

                                                                           June 30,      December 31,  June 30,
      Assets                                                                 1999            1998        1998
                                                                           --------      -----------   --------
Cash and due from banks................................................... $ 14,113        $ 15,176    $ 13,767
Interest bearing deposits in financial institutions -
    maturities less than 90 days..........................................      196             183         230
Federal funds sold........................................................        0          12,600      31,000
                                                                           --------        --------    --------
   Total cash and cash equivalents........................................   14,309          27,959      44,997
Interest bearing deposits in financial institutions -
    maturities over 90 days...............................................      100             100         100
Securities available for sale.............................................  199,865         200,861     180,051
Loans.....................................................................  242,466         246,209     236,876
Less: Allowance for loan losses...........................................   (4,799)         (5,433)     (5,466)
                                                                           --------        --------    --------
   Loans, net.............................................................  237,667         240,776     231,410
Direct lease financing....................................................      927             987       1,176
Office buildings and equipment, net.......................................    6,334           6,647       5,668
Other real estate owned, net of allowance for losses
   of $552, $552 and $552.................................................    5,007           2,497       2,547
Accrued interest receivable...............................................    4,135           4,408       4,615
Other assets..............................................................    3,154           1,686       1,698
                                                                           --------        --------    --------
   Total assets........................................................... $471,498        $485,921    $472,262
                                                                           ========        ========    ========
      Liabilities and Stockholders' Equity
Liabilities
Deposits
   Demand - noninterest bearing........................................... $ 43,668        $ 44,075    $ 39,663
   NOW accounts...........................................................   49,040          39,180      49,295
   Money market accounts..................................................   39,917          41,003      40,446
   Savings................................................................   46,210          45,333      44,208
   Time, $100,000 and over................................................   79,633          98,338      91,855
   Time, under $100,000...................................................   86,641          87,827      94,685
                                                                           --------        --------    --------
      Total deposits......................................................  345,109         355,756     360,152
Securities sold under repurchase agreements
   and other short-term borrowings........................................   51,083          47,990      31,512
Federal Home Loan Bank term advance.......................................    5,000          10,000      10,000
Advances from borrowers for taxes and insurance...........................      662             992         901
Accrued interest payable and other liabilities............................    5,116           6,070       7,093
                                                                           --------        --------    --------
      Total liabilities...................................................  406,970         420,808     409,658

Stockholders' Equity
Common stock..............................................................    1,783           1,781       1,780
Additional paid-in capital................................................   11,376          11,336      11,254
Retained earnings.........................................................   53,417          51,358      49,001
Accumulated other comprehensive income (loss), net........................   (2,048)            638         569
                                                                           --------        --------    --------
   Total stockholders' equity.............................................   64,528          65,113      62,604
                                                                           --------        --------    --------
   Total liabilities and stockholders' equity............................. $471,498        $485,921    $472,262
                                                                           ========        ========    ========

     The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three months and six months ended June 30, 1999 and 1998
(In thousands of dollars, except per share data)

                                                                     Three months ended      Six months ended
                                                                    June 30,    June 30,    June 30,    June 30,
                                                                      1999        1998        1999        1998
                                                                    -------     -------     -------     -------
Interest income
   Loans (including fee income)..................................    $5,078      $5,553     $10,214     $11,102
   Securities
     Taxable.....................................................     2,551       2,535       5,057       5,039
      Exempt from federal income tax.............................       262         248         527         505
   Interest bearing deposits in financial institutions...........         6          10           9          19
   Federal funds sold............................................        93         235         253         453
                                                                     ------      ------     -------     -------
      Total interest income......................................     7,990       8,581      16,060      17,118
                                                                     ------      ------     -------     -------
Interest expense
   Time deposits.................................................     2,069       2,545       4,269       5,154
   Other deposits................................................       983       1,024       1,961       2,045
   Other borrowings..............................................       591         583       1,220       1,143
                                                                     ------      ------     -------     -------
      Total interest expense.....................................     3,643       4,152       7,450       8,342
                                                                     ------      ------     -------     -------
Net interest income..............................................     4,347       4,429       8,610       8,776
Provision for loan losses........................................         0           0           0          10
                                                                     ------      ------     -------     -------
Net interest income after provision for
   loan losses...................................................     4,347       4,429       8,610       8,766
                                                                     ------      ------     -------     -------
Noninterest income
   Service fees on deposits......................................       277         284         539         551
   Trust income..................................................       184         171         381         342
   Mortgage banking income......................................         35           2         217          23
   Net gains on sales of loans...................................        69          96         155         160
   Other operating income........................................       148         110         333         212
                                                                     ------      ------     -------     -------
      Total noninterest income...................................       713         663       1,625       1,288
                                                                     ------      ------     -------     -------
Noninterest expenses
   Salaries and employee benefits................................     1,489       1,471       3,056       3,009
   Occupancy and equipment expenses, net.........................       330         322         684         612
   Data processing...............................................       122         145         252         261
   FDIC deposit insurance........................................        22          22          43          43
   Other real estate owned.......................................        17          37          38          61
   Other operating expenses......................................       427         478         926         959
                                                                     ------      ------     -------     -------
      Total noninterest expenses.................................     2,407       2,475       4,999       4,945
                                                                     ------      ------     -------     -------
Income before income taxes.......................................     2,653       2,617       5,236       5,109
Provision for income taxes.......................................       821         821       1,616       1,587
                                                                     ------      ------     -------     -------
Net income.......................................................    $1,832      $1,796     $ 3,620     $ 3,522
                                                                     ======      ======     =======     =======
Basic earnings per share.........................................    $ 0.41      $ 0.40     $  0.81     $  0.79

Diluted earnings per share.......................................    $ 0.41      $ 0.40     $  0.81     $  0.79

     The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and six months ended June 30, 1999 and 1998
(In thousands of dollars)


                                                                       Three months ended       Six months ended
                                                                       June 30,    June 30,    June 30,    June 30,
                                                                         1999        1998        1999        1998
                                                                       --------    -------     -------     -------
Net income..........................................................    $1,832      $1,796      $3,620      $3,522
Other comprehensive income:
      Unrealized gains (losses) arising during period
        on securities available for sale, net of tax
        of ($1,227), ($10), ($1,698) and $64........................    (1,941)        (13)     (2,686)        100
                                                                       -------      ------      ------      ------
Comprehensive income................................................     ($109)     $1,783      $  934      $3,622
                                                                       =======      ======      ======      ======

     The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 30, 1999 and 1998
(In thousands of dollars)

                                                                                              June 30,   June 30,
                                                                                                1999       1998
                                                                                              -------    -------
Cash flows from operating activities
       Net income...........................................................................   $3,620     $3,522
       Adjustments to reconcile net income to cash from
        operating activities:
          Depreciation......................................................................      333        276
          Provision for loan losses.........................................................        0         10
          Provision for losses on other real estate owned...................................        0          8
          Deferred loan fees................................................................      (16)       (50)
          Gain on sales of property and equipment...........................................      (74)         0
          Net change in loans held for sale.................................................    3,434     (1,349)
          Net gains on sales of loans.......................................................     (155)      (160)
          Amortization of mortgage servicing rights.........................................       36         28
          Net change in interest receivable.................................................      273       (307)
          Net change in interest payable....................................................     (575)       (77)
          Net change in other assets........................................................      194         57
          Net change in other liabilities...................................................     (379)     1,030
                                                                                              -------    -------
             Net cash from operating activities.............................................    6,691      2,988
                                                                                              -------    -------
Cash flows from investing activities
          Proceeds from maturities  and calls of securities available for sale..............   59,282     78,931
          Purchases of securities available for sale........................................  (62,670)   (78,146)
          Change in loans made to customers.................................................   (2,664)     6,933
          Proceeds from sales of property and equipment.....................................      257          0
          Property and equipment expenditures...............................................     (203)       (45)
          Net change in direct lease financing..............................................       60         98
                                                                                              -------    -------
             Net cash from investing activities.............................................   (5,938)     7,771
                                                                                              -------    -------
Cash flows from financing activities
          Net change in:
            Deposits........................................................................  (10,647)    12,202
            Securities sold under repurchase agreements
              and other short-term borrowings...............................................    3,093     (6,992)
            Advances from borrowers for taxes and insurance.................................     (330)      (265)
          Net change in Federal Home Loan Bank term advance.................................   (5,000)     5,000
          Net proceeds from exercise of stock options.......................................       42         33
          Dividends paid....................................................................   (1,561)    (1,246)
                                                                                              -------    -------
             Net cash from financing activities.............................................  (14,403)     8,732
                                                                                              -------    -------
Net change in cash and cash equivalents.....................................................  (13,650)    19,491
Cash and cash equivalents at beginning of period............................................   27,959     25,506
                                                                                              -------    -------
Cash and cash equivalents at end of period..................................................  $14,309    $44,997
                                                                                              =======    =======
Supplemental disclosures
          Cash paid during the period for
             Interest.......................................................................   $8,025     $8,419
             Income taxes...................................................................    1,605      1,654
          Noncash investing activities
             Transfers made from loans to other real estate owned...........................    2,510          0
             Transfers made from loans held for sale to portfolio...........................    2,520          0


     The accompanying notes are an integral part of these condensed consolidated financial statements.

                     NORTHERN STATES FINANCIAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1999

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

     The condensed consolidated balance sheets are as of June 30, 1999, December 31, 1998 and June 30, 1998. The condensed consolidated statements of income and the condensed consolidated statements of comprehensive income are for the three months and six months ended June 30, 1999 and 1998. The condensed consolidated statements of cash flows are for the six months ended June 30, 1999 and 1998.

     The interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes (or "notes thereto") of the Company for the years ended December 31, 1998, 1997 and 1996.

     The results of operations for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results to be expected for the full year.

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


                                            June 30,    December 31,    June 30,
                                             1999          1998          1998
                                            ------------------------------------

         Common shares authorized.........  6,500,000    6,500,000     6,500,000

         Common shares outstanding........  4,458,345    4,453,400     4,450,865

         Par value per share..............      $0.40        $0.40         $0.40

                     NORTHERN STATES FINANCIAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1999

              (Dollar amounts in thousands, except per share data)

                                  (Unaudited)


Note 2 - Securities

     The amortized cost, gross unrealized gains and losses and fair value of securities available for sale as of June 30, 1999, December 31, 1998 and June 30, 1998 are as follows:


June 30, 1999                                             Amortized         Gross Unrealized         Fair
                                                             Cost          Gains       Losses       Value
                                                        ------------------------------------------------------
U.S. Treasury........................................      $ 10,000          $ 19          $0      $ 10,019
U.S. Government agencies and corporations............       160,923             6      (3,770)      157,159
States and political subdivisions....................        22,209           328        (105)       22,432
Mortgage-backed securities...........................         8,110            32         (70)        8,072
Equity securities....................................         1,966           231         (14)        2,183
                                                        ------------------------------------------------------
   Total.............................................      $203,208          $616     ($3,959)     $199,865
                                                        ======================================================

December 31, 1998                                         Amortized         Gross Unrealized         Fair
                                                             Cost          Gains       Losses       Value
                                                        ------------------------------------------------------
U.S. Treasury........................................      $ 13,022        $   87          $0      $ 13,109
U.S. Government agencies and corporations............       152,558           208        (326)      152,440
States and political subdivisions....................        22,693           737          (2)       23,428
Mortgage-backed securities...........................         9,622           106           0         9,728
Equity securities....................................         1,925           242         (11)        2,156
                                                        ------------------------------------------------------
   Total.............................................      $199,820        $1,380       ($339)     $200,861
                                                        ======================================================

June 30, 1998                                             Amortized         Gross Unrealized         Fair
                                                             Cost          Gains       Losses       Value
                                                        ------------------------------------------------------
U.S. Treasury........................................      $ 18,043        $   21         ($1)     $ 18,063
U.S. Government agencies and corporations............       126,857            70        (173)      126,754
States and political subdivisions....................        20,862           649          (4)       21,507
Mortgage-backed securities...........................        11,366           123          (6)       11,483
Equity securities....................................         1,995           249           0         2,244
                                                        ------------------------------------------------------
   Total.............................................      $179,123        $1,112       ($184)     $180,051
                                                        ======================================================

                     NORTHERN STATES FINANCIAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1999

              (Dollar amounts in thousands, except per share data)

                                  (Unaudited)


     Contractual maturities of debt securities at June 30, 1999 were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities and equity securities are shown separately.


                                                         Amortized     Fair
                                                            Cost      Value
                                                        -----------------------
         Due in one year of less.......................   $ 15,370   $ 15,407
         Due after one year through five years.........    127,192    124,939
         Due after five years through ten years........     50,570     49,265
                                                        -----------------------
                                                           193,132    189,611
         Mortgage-backed securities....................      8,110      8,072
         Equity securities.............................      1,966      2,182
                                                        -----------------------
                  Total................................   $203,208   $199,865
                                                        =======================

     Mortgage-backed securities are comprised of investments in pools of residential mortgages. The mortgage pools are issued and guaranteed by the Federal Home Loan Mortgage Corporation (FHLMC), the Government National Mortgage Corporation (GNMA) or the Federal National Mortgage Association (FNMA).

    The fair value of agency securities with call options totaled $153,652 at June 30, 1999. As of June 30, 1999, the Company held no structured notes.

     There were no sales of securities during the three and six months ended June 30, 1999 and 1998.

    Securities carried at $127,040 and $111,237 at June 30, 1999 and 1998 were pledged to secure public deposits, repurchase agreements and for other purposes as required or permitted by law.

                     NORTHERN STATES FINANCIAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1999

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

     Loans at June 30, 1999, December 31, 1998 and June 30, 1998 were as follows:

                                               June 30,    December 31, June 30,
                                                1999          1998       1998
                                               ---------------------------------
      Commercial.............................. $ 57,037     $ 64,043   $ 56,519
      Real estate - construction..............   20,923       17,328     25,515
      Real estate - mortgage..................  141,044      141,241    131,995
      Home equity.............................   15,984       15,579     14,725
      Installment.............................    7,982        8,530      8,684
                                               ---------------------------------
         Total loans..........................  242,970      246,721    237,438
      Unearned income.........................     (107)         (99)      (121)
      Deferred loan fees......................     (397)        (413)      (441)
                                               ---------------------------------
         Loans, net of unearned income
         and deferred loan fees...............  242,466      246,209    236,876
      Allowance for loan losses...............   (4,799)      (5,433)    (5,466)
                                               ---------------------------------
         Loans, net........................... $237,667     $240,776   $231,410
                                               =================================

     The were no loans held for sale on June 30, 1999. During the first six months of 1999 the Company transferred loans held for sale with a book value and fair value of $2,520 to portfolio loans. Loans held held for sale on December 31, 1998 and June 30, 1998 were approximately $5,799 and $2,847 and are classified as real estate loans.

     Real estate - mortgage loans with a carrying value of $21,244, $20,596 and $22,315 were pledged to secure public deposits at June 30, 1999, December 31, 1998 and June 30, 1998. The Company has pledged real estate - mortgage loans on residential property in an amount equal to at least 167% of the outstanding Federal Home Loan Bank advances.

     Non-performing loans, which includes loans contractually past due ninety days or more, loans accounted for on a nonaccrual basis, and loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower, amounted to $352 at June 30, 1999, $4,117 at December 31, 1998 and $856 at June 30, 1998.

                     NORTHERN STATES FINANCIAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1999

              (Dollar amounts in thousands, except per share data)

                                  (Unaudited)


     Impaired loans were as follows for June 30, 1999, December 31, 1998 and June 30, 1998:

                                          June 30,    December 31,   June 30,
                                           1999          1998         1998
                                          -----------------------------------
         Loans with no allowance
            for losses allocated.........     $0            $0          $0
         Loans with allowance
            for losses allocated.........    491         3,515         620
         Amount of the allowance
            allocated....................     74           544          94


     The average balance and income recognized on impaired loans were as follows for the three and six months ended June 30, 1999 and June 30, 1998:

                                                     Three months ended        Six months ended
                                                    June 30,     June 30,    June 30,      June 30,
                                                      1999         1998        1999          1998
                                                   -------------------------------------------------
     Average of impaired
        loans during the period...................   $367          $621       $1,191         $666
     Interest income recognized
        during the impairment period..............      4             0           18            8
     Cash-basis interest income recognized
        during the impairment period..............      4             0           18            8


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

                     NORTHERN STATES FINANCIAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1999

              (Dollar amounts in thousands, except per share data)

                                  (Unaudited)



     At June 30, 1999, December 31, 1998 and June 30, 1998, the contract amount of the Company's off-balance sheet commitments was as follows:

                                                June 30,  December 31,  June 30,
                                                 1999        1998         1998
                                               ---------------------------------
   Unused lines of credit and
     commitments to make loans:
      Fixed rate...............................   $20,950    $19,999     $25,907
      Variable rate............................    69,329     60,009      65,909
                                               ---------------------------------
         Total.................................   $90,279    $80,008     $91,816
                                               =================================
   Standby letters of credit...................   $ 4,791    $ 6,598     $ 7,204

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

                                 June 30, 1999

              (Dollar amounts in thousands, except per share data)

                                  (Unaudited)



Note 4 - Allowance for Loan Losses and Other Real Estate Owned Losses

     Activity in the allowance for loan losses for the six months ended June 30, 1999, twelve months ended December 31, 1998 and six months ended June 30, 1998 is as follows:


                                                June 30,  December 31,  June 30,
                                                  1999       1998         1998
                                                --------------------------------

      Balance at beginning of year..............  $5,433       $5,430    $5,430
      Provision charged to operating expense....       0           10        10
      Loans charged off.........................    (660)         (73)       (6)
      Recoveries on loans
        previously charged off..................      26           66        32
                                                -------------------------------
         Balance at end of period...............  $4,799       $5,433    $5,466
                                                ===============================


     Activity in the allowance for other realize estate owned losses for the six months ended June 30 1999, twelve months ended December 31, 1998 and six months ended June 30, 1998 is as follows:


                                                June 30,  December 31,  June 30,
                                                  1999       1998         1998
                                                -------------------------------
      Balance at beginning of year...............   $552         $544      $544
      Provision charged to operating expense.....      0           10         8
      Losses on other real estate owned..........      0           (2)        0
                                                -------------------------------
         Balance at end of period................   $552         $552      $552
                                                ===============================

                     NORTHERN STATES FINANCIAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1999

              (Dollar amounts in thousands, except per share data)

                                  (Unaudited)



Note 5 - Provision for Income Tax

     The provision for income taxes represents federal and state income tax expense calculated using annualized rates on taxable income generated during the respective periods.


Note 6 - Stockholders' Equity

     For the six months ended June 30, 1999 total stockholders' equity decreased $585. The decline is a result of net income of $3,620, less the change in the valuation allowance from December 31, 1998 for the fair value of securities available for sale, net of tax, of $2,686, plus $42 due to the exercise of 4,945 stock options pursuant to the Omnibus Incentive Plan, less cash dividends of $1,561.

     For the six months ended June 30, 1998 total stockholders' equity increased $2,409 due to net income of $3,522, plus the change in the valuation allowance from December 31, 1997 for the fair value of securities available for sale, net of tax, of $100, plus $33 due to the exercise of 4,000 stock options pursuant to the Omnibus Incentive Plan, less cash dividends of $1,246.


Note 7 - Omnibus Incentive Plan Instruments

     The 1992 Omnibus Incentive Plan (the "Plan") authorizes the issuance of up to 375,000 shares of the Company's common stock, including the granting of non-qualified stock options, restricted stock and stock appreciation rights.

     Statement of Financial Accounting Standards No. 123 requires pro forma disclosures for companies that do not adopt its fair value accounting method for stockbased employee compensation. The Company did not grant any stock options during the six months ended June 30, 1999 or during the entire year 1998. Stock options may be used to reward directors and employees and provide them with an additional equity interest in the Company. Options have been issued for 10 year periods and are fully vested when granted.

                     NORTHERN STATES FINANCIAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1999

              (Dollar amounts in thousands, except per share data)

                                  (Unaudited)


     Information about option grants follow:


                                                   Number of    Weighted-Avg.
                                                     Options   Exercise Price
                                                   --------------------------

         Outstanding at January 1, 1998............   25,390            $8.32

         Exercised during period ended
             June 30, 1998.........................   (4,000)            8.34
                                                   --------------------------

         Outstanding at June 30, 1998..............   21,390            $8.32
                                                   ==========


         Outstanding at January 1, 1999............   18,855            $8.32

         Exercised during period ended
             June 30, 1999.........................   (4,945)            8.32
                                                   --------------------------

         Outstanding at June 30, 1999..............   13,910            $8.32
                                                   =========


     At June 30, 1999, all remaining options had an exercise price of $8.32. The options outstanding had a remaining life of 2.5 years.

     The Company at its discretion may grant stock appreciation rights under the Plan. A stock appreciation right entitles the holder to receive from the Company an amount equal to the excess, if any, of the aggregate fair market value of the Company's common stock which is the subject of such a grant over the grant price. During the six months ended June 30, 1999, 2,710 stock appreciation rights were exercised and payment was made to the holders. As of June 30, 1999 and 1998, 12,280 and 16,240 stock appreciation rights were outstanding at the grant price of $8.32 per share. The Company's expense was ($4) and $40 for the three months ended June 30, 1999 and 1998 and ($18) and $180 for the six months ended June 30, 1999 and 1998. The stock appreciation rights will expire during 2002.

                     NORTHERN STATES FINANCIAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1999

              (Dollar amounts in thousands, except per share data)

                                  (Unaudited)



Note 8 - Other Comprehensive Income

     Other comprehensive income components and related taxes for the three months six months ended June 30, 1999 and 1998 follows:

                                                Three months ended   Six months ended
                                                June 30,  June 30,  June 30,  June 30,
                                                  1999      1998      1999      1998
                                               ---------------------------------------


      Unrealized holding gains (losses) on
         on securities available for sale..... ($3,168)   ($23)    ($4,384)     $164
      Tax effect..............................  (1,227)    (10)     (1,698)       64
                                               ---------------------------------------
         Other comprehensive income (loss).... ($1,941)   ($13)    ($2,686)     $100
                                               =======================================



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

     Management began evaluating mortgage banking as a separate segment in August, 1998. Mortgage banking and trust segment performance is evaluated using fee income net of direct expenses. Income taxes are not allocated to these segments and selected indirect expenses are allocated. There are no transactions among segments. Substantially all assets are related to the banking segment. Neither mortgage banking nor trust pre-tax revenues exceeded 10% of total pre-tax income for the three months or six months ended June 30, 1999 or 1998.

     Information reported internally for performance assessment of operating segments for the three months and six months ended June 30, 1999 and 1998 follows:

                                            Three months ended June 30, 1999
                                            --------------------------------
                                                         Other      Total
                                             Banking   Segments   Segments
                                            --------------------------------

      Net interest income...................  $4,347         $0     $4,347
      Provision for loan losses.............       0          0          0
      Other revenue.........................     426        287        713
      Other expenses........................   2,090        317      2,407
                                            --------------------------------
         Segment profit.....................  $2,683       ($30)    $2,653
                                            ================================

                     NORTHERN STATES FINANCIAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1999

              (Dollar amounts in thousands, except per share data)

                                  (Unaudited)



                                            Three months ended June 30, 1998
                                            ---------------------------------
                                                           Other      Total
                                                Banking   Segments   Segments
                                            ---------------------------------

        Net interest income.................     $4,429     $  0      $4,429
        Provision for loan losses...........          0        0           0
        Other revenue.......................        492      171         663
        Other expenses......................      2,348      127       2,475
                                            ---------------------------------
           Segment profit...................     $2,573     $ 44      $2,617
                                            =================================


                                             Six months ended June 30, 1999
                                            ---------------------------------
                                                           Other      Total
                                                Banking   Segments   Segments
                                            ---------------------------------

        Net interest income.................     $8,610     $  0      $8,610
        Provision for loan losses...........          0        0           0
        Other revenue.......................        874      751       1,625
        Other expenses......................      4,209      790       4,999
                                            ---------------------------------
           Segment profit...................     $5,275    ($ 39)     $5,236
                                            =================================


                                             Six months ended June 30, 1998
                                            ---------------------------------
                                                           Other      Total
                                                Banking   Segments   Segments
                                            ---------------------------------

        Net interest income.................     $8,776     $  0      $8,776
        Provision for loan losses...........         10        0          10
        Other revenue.......................        946      342       1,288
        Other expenses......................      4,692      253       4,945
                                            ---------------------------------
           Segment profit...................     $5,020     $ 89      $5,109
                                            =================================

                      NORTHERN STATES FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



     The following discussion focuses on the consolidated financial conditions of the Northern States Financial Corporation (the "Company") at June 30, 1999 and the consolidated results of operations for the three and six month periods ending June 30, 1999, compared to the same periods of 1998. The purpose of this discussion is to provide a better understanding of the condensed consolidated financial statements and the operations of its subsidiary, the Bank of Waukegan (the "Bank"). This discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto included herein.

     The statements contained in this management's discussion and analysis that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this report that a number of important factors could cause the Company's actual results subsequent to June 30, 1999 to differ materially from those expressed in any such forward-looking statements.

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


FINANCIAL CONDITION

     The consolidated total assets for the Company were $471.5 million at June 30, 1999, decreasing $14.4 million from the Company's year-end, December 31, 1998.

     The Company had no federal fund sold at June 30, 1999, a decline of $12.6 million from December 31, 1998. The Company's federal funds sold position declined, as there was some seasonal deposit runoff during the second quarter of 1999.

     The fair value of securities at June 30, 1999 was $199.9 million decreasing slightly by $1.0 million from the previous year-end. Actual amortized cost increases to the securities portfolio totaled $3.4 million from year-end. The net unrealized losses of the portfolio, however, were $4.4 million for the six months ended June 30, 1999. The securities portfolio went to a net unrealized loss at June 30, 1999 of $3.4 million from a net unrealized gain at December 31, 1998 of $1.0 million. This shift is attributable to bond market rate increases. The amortized cost of the securities portfolio showed decreases to U.S. Treasury securities of $3.0 million, to mortgage-backed securities of $1.5 million and to securities issued by state and political subdivisions of $.5 million. These declined were offset by increases to the amortized cost of U.S. Government agency issues of $8.4 million.

                      NORTHERN STATES FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     The Company's loans decreased $3.7 million or 1.52% from December 31, 1998. Competitive pressures and uncertainty about the economy and interest rates have contributed to the decline in loans. The decrease in loans occurred primarily in the commercial loan portfolio, which decreased $7.0 million. A portion of the decrease in the commercial loan portfolio was the result of the reclassification of a $2.5 credit from a commercial loan to a real estate - mortgage loan due to the use of commercial property to secure the loan. Real estate - construction loans increased $3.6 million with construction business increasing from the winter months. Real estate - mortgages decreased slightly by $.2 million. During the first quarter of 1999 a real estate - mortgage loan that was nonperforming at year-end of $3.0 million was transferred to other real estate owned in the amount of $2.5 million after being reduced $.5 million that was charged to the allowance for loan losses. The resulting decrease to real estate - mortgage loans was offset by the reclassification of the $2.5 commercial loan to the real estate - mortgage portfolio. During the first half of 1999 the Company transferred loans held for sale, classified as real estate - mortgages, with a book value and fair value of $2.5 million to portfolio loans. The consumer installment loan portfolio declined $.5 million from year-end while home equity loans increased $.4 million.

     At June 30, 1998 deposits at the Company declined $10.6 million from December 31, 1998. Most of the decline was in the area of deposits from public entities, which declined $7.6 million from year-end. The Company is located in the county seat and accepts deposits from local municipalities and various government agencies. Due to the nature of county property tax collections there is a cyclical nature to public deposits. As public deposit balances decline, remaining public deposit balances are transferred from certificates of deposit to more liquid deposits such as NOW accounts.

     NOW accounts increased from year-end by $9.9 million as the result of public depositors shifting funds from time deposits. During the third quarter of 1999 the NOW balance is expected to decrease as public depositors receive payment of county property taxes and make investment decisions. Savings deposits also increased slightly by $.9 million. Demand accounts declined slightly by $.4 million while money market accounts decreased $1.1 million. Total time deposits declined $19.9 million, which is attributable to decreases in public time deposits of $100,000 and over.

     Securities sold under repurchase agreements and other short-term borrowings at the Company increased $3.1 million from December 31, 1998 to $51.1 million at June 30, 1999. These funds mainly consist of securities sold under repurchase agreement that are offered through an overnight repurchase agreement product and a term product with maturities from 7 days to one year. Repurchase agreements provide a source of funds to the Company that do not increase reserve requirements with the Federal Reserve Bank or create an expense relating to FDIC insurance and, therefore, are less costly to the Company.

     On June 30, 1999 the Company had term advances from the Federal Home Loan Bank in the amount of $5.0 million, a decrease of $5.0 million from December 31, 1998. The funds provided by the term advances has been used to purchase U.S. Government agency securities with call provisions on the same date that the advances are due to be repaid. During the second quarter a term advance of $5.0 million came due and the underlying U.S. Government agency securities were called and used to retire the term advance.

      Total stockholders' equity decreased $585,000 during the six months ended June 30, 1999. The decline is the result of net income of $3,620,000, less the adjustment in the valuation allowance for the market value of securities available-for-sale, net of tax, of $2,686,000, plus $42,000 due to the exercise of 4,945 stock options pursuant to the Omnibus Incentive Plan, less cash dividends paid of $1,561,000.

                      NORTHERN STATES FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


     The tier 1 capital to average asset ratio at June 30, 1999 was 15.28% and the total capital to asset ratio, on a risk adjusted basis, amounted to 22.68%, exceeding the minimum required to be capitalized under prompt corrective action regulations, which minimums are 5.00% and 10.00%. Book value per share, was $14.47 at June 30, 1999 as compared to $14.63 at December 31, 1998. On June 30, 1999, the Company and its subsidiary were in compliance with all applicable regulatory capital requirements.


RESULTS OF OPERATIONS


NET INCOME

     The consolidated net income for the quarter ended June 30, 1999 was $1,832,000, an increase of $36,000 or 2.00%, as compared to net income of $1,796,000 for the same period the previous year. The annualized return on average assets was 1.57% for the quarter, which was slightly higher than the return on average assets for the quarter the previous year of 1.55%. The consolidated net income for the six months ended June 30, 1999 was $3,620,000, an increase of $98,000, over the first half of 1998. The annualized return on average assets for the first six months of 1999 was 1.54%, which was slightly higher than the return on average assets for the same period the previous year, which was 1.53%.


NET INTEREST INCOME

     Net interest income, the difference between interest income earned on average interest earning assets and interest expense on average interest bearing liabilities, decreased $82,000 or 1.85% during the three months ended June 30, 1999, compared to the same three months in 1998. The decrease in net interest income for the second quarter of 1999 resulted from the decline in the net yield on interest earning assets. This is shown in Table 1, "Analysis of Average Balance and Tax Equivalent Rates for the Three Months ended June 30, 1999 and 1998", where the net yield on interest earning assets during the second quarter of 1999 was 4.09% as compared to 4.16% during the same quarter last year. Table 1 shows the yield on interest earning assets declined to 7.38% during the second quarter of 1999 as compared to 7.92% last year. Table 1 also indicates that rates paid on interest bearing liabilities declined to 4.13% during the three months ended June 30, 1999 as compared to 4.72% for the same period last year. Competitive pressures are responsible for the compression of the net yield on interest earning assets. During the second quarter of 1999 management decreased the rates offered on savings and NOW deposits by 25 basis points in order to increase the net yield on interest earning assets.

     During the first six months of 1999, net interest income decreased $166,000 or 1.89% over the same period of 1998. Table 2, "Analysis of Average Balance and Tax Equivalent Rates for the Six Months ended June 30, 1999 and 1998" shows that the Company's net yield on interest earning assets was 4.02% for the first six months of 1999 as compared to 4.15% in 1998. The decline of the net yield on interest earning assets is attributable to competitive pressures. Management's lowering of savings and NOW deposit rates by 25 basis points is expected to have a positive impact on the net yield on earning assets by reducing interest expense.

                     NORTHERN STATES FINANCIAL CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                                    TABLE 1

                     NORTHERN STATES FINANCIAL CORPORATION
              ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES
               For the Three Months Ended June 30, 1999 and 1998
                                    ($ 000s)

                                                         1999                                       1998
                                       ---------------------------------------    ----------------------------------------
                                          Average                                    Average
                                          Balance      Interest       Rate           Balance      Interest       Rate
                                       ---------------------------------------    ----------------------------------------
Assets
   Loans (1)(2)(3)                          $241,777        $5,112      8.46%          $242,050        $5,582       9.22%
   Taxable securities                        170,233         2,551      5.96%           163,768         2,535       6.20%
   Securities exempt from
    Taxes (2)                                 21,150           398      7.69%            18,797           376       8.28%
   Interest bearing deposits in banks            386             6      6.22%               438            10       9.13%
   Federal funds sold                          7,847            93      4.74%            17,212           235       5.46%
                                      ----------------------------               ----------------------------

   Interest earning assets                   441,393         8,160      7.38%           442,265         8,738       7.92%
                                                     --------------                             --------------
   Noninterest earning assets                 26,826                                     21,160
                                       --------------                             --------------
   Average assets                           $468,219                                   $463,425
                                       ==============                             ==============

Liabilities and stockholders' equity
   NOW deposits                             $ 46,017           302      2.63%          $ 40,052           285       2.85%
   Money market deposits                      41,185           359      3.49%            40,953           406       3.97%
   Savings deposits                           46,111           322      2.79%            44,799           333       2.97%
   Time deposits                             168,053         2,069      4.92%           181,478         2,545       5.61%
   Other borrowings                           51,110           591      4.63%            44,463           583       5.24%
                                       ----------------------------               ----------------------------
   Interest bearing
    liabilities                              352,476         3,643      4.13%           351,745         4,152       4.72%
                                                     --------------                             --------------
   Demand deposits                            42,823                                     40,553
   Other noninterest bearing liabilities       6,969                                      9,452
   Stockholders' equity                       65,951                                     61,675
                                       --------------                             --------------
   Average liabilities and
     stockholders' equity                   $468,219                                   $463,425
                                       ==============                             ==============

   Net interest income                                      $4,517                                     $4,586
                                                     ==============                             ==============

   Net yield on interest
     earning assets                                                     4.09%                                       4.16%
                                                                   ===========                                ============

   Interest bearing liabilities to
     earning assets Ratio                                               79.74%                                      79.68%
                                                                   ===========                                ============

(1)-Interest income on loans includes loan origination fees of $83 and $160 for the three months ended June 30, 1999 and 1998.

(2)-Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34% rate.

(3)-Non-accrual loans are included in average loans.

                     NORTHERN STATES FINANCIAL CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                                    TABLE 2

                     NORTHERN STATES FINANCIAL CORPORATION
              ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES
                For the Six Months Ended June 30, 1999 and 1998
                                    ($ 000s)


                                                             1999                                          1998
                                           ---------------------------------------    -------------------------------------------
                                              Average                                     Average
                                              Balance      Interest       Rate            Balance        Interest       Rate
                                           ---------------------------------------    -------------------------------------------
Assets
   Loans (1)(2)(3)                              $243,227       $10,284      8.46%            $242,036        $11,166       9.23%
   Taxable securities                            169,343         5,057      5.95%             161,692          5,039       6.24%
   Securities exempt from
    Federal income taxes (2)                      21,338           799      7.69%              19,209            765       8.26%
   Interest bearing deposits in banks                311             9      5.79%                 569             19       6.68%
   Federal funds sold                             10,742           253      4.71%              16,534            453       5.48%
                                           ----------------------------               -------------------------------

   Interest earning assets                       444,961        16,402      7.37%             440,040         17,442       7.94%
                                                         --------------                               ---------------
   Noninterest earning assets                     25,385                                       21,072
                                           --------------                             ----------------
   Average assets                               $470,346                                     $461,112
                                           ==============                             ================

Liabilities and stockholders' equity
   NOW deposits                                 $ 43,634           583      2.67%            $ 38,717            576       2.98%
   Money market deposits                          41,823           725      3.47%              41,120            813       3.95%
   Savings deposits                               45,649           653      2.86%              44,494            656       2.95%
   Time deposits                                 172,257         4,269      4.96%             183,303          5,154       5.62%
   Other borrowings                               51,642         1,220      4.72%              43,590          1,143       5.24%
                                           ----------------------------               -------------------------------

   Interest bearing liabilities                  355,005         7,450      4.20%             351,224          8,342       4.75%
                                                         --------------                               ---------------
   Demand deposits                                42,569                                       39,538
   Other noninterest bearing liabilities           7,009                                        9,014
   Stockholders' equity                           65,763                                       61,336
                                           --------------                             ----------------
    Average liabilities and
     stockholders' equity                       $470,346                                     $461,112
                                           ==============                             ================

    Net interest income                                         $8,952                                        $9,100
                                                         ==============                               ===============

    Net yield on interest
     earning assets                                                         4.02%                                          4.15%
                                                                       ===========                                   ============

    Interest bearing
liabilities to
     earning assets ratio                                                  79.79%                                         79.99%
                                                                       ===========                                   ============

(1)-Interest income on loans includes loan origination fees of $175 and $290 for the six months ended June 30, 1999 and 1998.

(2)-Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34% rate.

(3)-Non-accrual loans are included in average loans.

                      NORTHERN STATES FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



PROVISION FOR LOAN LOSSES

     There was no provision for loan losses during the three months ended June 30, 1999 and June 30, 1998. For the six months ended June 30, 1999, there was no provision for loan losses compared to $10,000 for the six months ended June 30, 1998. Management, with the concurrence of the Board of Directors, lowered the provision for loan losses during 1999 after a careful review of the adequacy of the allowance for loan losses and the levels of nonperforming and impaired loans.

      At June 30, 1999, the allowance for loan losses was $4,799,000 or 1.98% of loans as compared to 2.21% of loans at December 31, 1998. Nonperforming loans, at June 30, 1999, were $352,000, down from $4,117,000 at December 31, 1998.
Impaired loans were only $491,000 or .20 % of loans at June 30, 1999 as compared to impaired loans of $3,515,000 at December 31, 1998 or 1.43% of loans. The amount of the allowance for loan losses allocated for impaired loans at June 30, 1999 declined to $74,000 from $544,000 at December 31, 1998. Loan charge offs to the allowance for loan losses have during the first six months of 1999 were $660,000 as compared to $6,000 during the same period of 1998. During the first six months of 1999 recoveries of loans previously charged off were $26,000 as compared to $32,000 during the same period in 1998.

     Management, during the first quarter of 1999, charged off $500,000 of a nonperforming credit of $3,010,000 secured by a 57,000 square foot office building located in Northbrook, Illinois. The balance of this credit, $2,510,000, was transferred to other real estate owned. At June 30, 1999 there was a sales contract on this property. After June 30, 1999 the sale subsequently closed with other real estate owned reduced by $2,150,000 and with $500,000 of the proceeds credited to the allowance for loan losses as a recovery.

     Management and the Board of Directors analyze the adequacy of the allowance for loan losses at least quarterly. Loans judged to be impaired, loans with potential loss exposure, loans that are no longer accruing interest, and historical net loan loss percentages are reviewed in the analysis of the allowance for loan losses. Based on management's and the Board of Directors' analysis, the allowance for loan losses at June 30, 1999 is adequate to cover future possible loan losses. If the level of impaired and nonperforming loans remains low during the remainder of 1999, no additional loan loss provision is budgeted for the remainder of 1999.


NONINTEREST INCOME

     Noninterest income for the three months ended June 30, 1999 was $713,000 as compared to $663,000 for the three months ended June 30, 1998, an increase of $50,000. Service fees on deposits decreased slightly by $7,000 as compared to the same quarter last year. Trust fee income increased $13,000 during the three months ended June 30, 1999 due to increased trust business. Income from mortgage banking activities was $35,000 during the first quarter of 1999; an increase of $33,000 from last year as management expanded this operating segment beginning in August 1998. The $35,000 in mortgage banking income consist of fees earned by the Bank on "table funded" loans as well as fees for appraisals and credit bureau costs from borrowers of both "table funded" loans and loans originated and funded by the Bank and sold on the secondary market. Other income from gains on sales on loans declined $27,000 during the second quarter of 1999, as there were less loan sales as compared to the previous year as

                      NORTHERN STATES FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



mortgage rates had significantly increased during the second quarter of 1999. Other operating income during the second quarter of 1999 was $38,000 more than the same period last year resulting from instituting charges for noncustomer use of Company owned automated teller machines.

     For the first six months of 1999 noninterest income was $1,625,000 as compared to $1,288,000 for the same period of 1998, an increase of $337,000. Service fees on deposits were $12,000 less during the first half of 1998 as compared to the same period last year because of decreased service charge income on checking and NOW accounts of $10,000. Trust income for the six months ended June 30, 1999 increased $39,000 as a result of increased fiduciary activities. Mortgage banking income was $217,000 during the first half of 1999, increasing $194,000 from last year as management expanded this operating segment beginning in August 1998. Gains on sales of loans decreased $5,000 during the first half of 1999 compared to the same period of 1998 as mortgage interest rates increased during the second quarter of 1999. The higher mortgage rates lowered the volume of mortgage loans originated for sale on the secondary market. Other operating income increased $121,000 during the six months ended June 30, 1999 as the Company realized a $74,000 gain on the sale of a branch office. With the merging of First Federal Bank, fsb with the Bank of Waukegan in April 1998 the Bank had two branches within two city blocks of one another. The Bank closed the smaller of the two branches during 1998 and entered into a sales contract with a party who wished to purchase the branch for a purpose other than banking. The sale was completed during January 1999 with proceeds from the sale of $257,000. Other operating income also increased by $39,000 as the Company began charging noncustomers for use of Company owned automated teller machines.


NONINTEREST EXPENSES

     Noninterest expenses were $2,407,000 during the three months ended June 30, 1999 a decline of $68,000 from the same quarter last year. The Company's efficiency ratio, noninterest expenses divided by the sum of net interest income and noninterest income, was 47.57% for the second quarter of 1999 as compared to 48.61% for the same quarter of 1998. The efficiency ratio is frequently used as an indicator as to how well a financial institution manages its noninterest expenses with a decreasing ratio indicating improved performance. Compared to its peers, the Company's ability to control overhead is one of its operating strengths.

     Increases in salary and employee benefits expenses of $18,000 occurred during the second quarter of 1999 compared to the same period last year, an increase of 1.22%. Expenses relating to salaries for the mortgage banking segment were $46,000 greater during the second quarter of 1999 as management expanded this operating segment beginning in August 1998. Group insurance rates increased $28,000 during the second quarter of 1999 compared to the same period last year as coverage provided by a three year policy expired at December 31, 1998 and new coverage was obtained but at a much higher rate for 1999. Salary expense relating to stock appreciation rights issued under the Omnibus Incentive Plan was $44,000 less during the three months ended June 30, 1999 than in the same three months last year. Unemployment insurance premiums were also $7,000 less for the quarter compared to last year.

                      NORTHERN STATES FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


     Occupancy expenses for the second quarter of 1999 were $330,000, $8,000 higher when compared to the second quarter of 1998. During the fourth quarter of 1998 the Bank purchased a branch office in the neighboring community of Winthrop Harbor, Illinois, from another financial institution for $1,000,000 and opened the branch in November 1998. The Bank did not purchase any assets or liabilities other than the branch building. The Bank sold another of its branch buildings located two blocks from the Bank's main office during the first quarter of 1999 that had a book value of only $183,000. The result of these developments was that the Bank operates six branch offices, has expanded its geographic presence, and has increased its building and equipment depreciation expenses during 1999.

     Data processing expense declined $23,000 during the three months ended June 30, 1999 to $122,000. During the second quarter of 1998 the Company experienced increased data processing expenses related to the merger between the Bank of Waukegan and First Federal Bank, fsb that became effective April 21, 1998.

     FDIC insurance was $22,000 during the three months ended June 30, 1999 which remained unchanged from the same period last year.

     Other real estate owned expenses declined during the second quarter of 1999 by $20,000 even though the other real estate loan portfolio increased during 1999 to $5,007,000 at June 30, 1999 from $2,547,000 at June 30, 1998. Rents received on the properties helped to keep expensed low and real estate taxes on these properties declined due to a decreased assessed valuation to one of the properties.

     Miscellaneous other operating expenses decreased $51,000 during the three months ended June 30, 1999 compared to the same three months last year. Legal expenses were $53,000 less during the second quarter of 1999. During second quarter of 1998 there were additional legal expenses relating to the merger between the Bank of Waukegan and First Federal Bank, fsb and the five-for-one stock split which both occurred during the second quarter of 1998.

     During the six months ended June 30, 1999, total noninterest expenses were $4,999,000 or $54,000 greater than during the same period last year, an increase of 1.09%. The Company's efficiency ratio for the first half of 1999 was 48.84% as compared to 49.14% for the first half of 1998.

     Salaries and employee benefit expenses increased 1.56% or $47,000 during the six months ending June 30, 1999 as compared to the same period last year. Annual salary increases and the payment of increased commissions due to expansion of the mortgage banking department were $140,000 higher during the half year ended June 30, 1999 compared to the same period last year. Group insurance expense increased $95,000 during the first two quarters of 1999 compared to the same period last year due to premium rate increases. Decreases to the Company's stock price lowered salary expenses relating to stock appreciation rights by $198,000 from last year.

     Occupancy expenses were $72,000 greater during the first six months of 1999 when compared to the same period of 1998. Depreciation expenses for building and equipment were $57,000 higher than for the same period of 1998. The purchase and opening of a new branch office in the neighboring community of Winthrop Harbor, Illinois accounts for much of the increases in depreciation expenses. Building and equipment maintenance costs, many related to the new branch office, also increased $21,000 during the first six months of 1999 compared to 1998.

                      NORTHERN STATES FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



    Data processing expense was $9,000 lower during the first six months of 1999 when compared to the same period of 1998. Data processing expense was greater during the first half of 1998 because of the merger of the Bank of Waukegan and First Federal Bank, fsb.

     FDIC deposit insurance expense was $43,000 for the first two quarters of 1999, remaining unchanged from the same period last year.

     Other real estate owned expenses declined $23,000 during the six months ending June 30, 1999 as compared to the same period last year as rents from other real estate increased with the addition of another building to the other real estate owned portfolio. Lower property taxes on the other real estate owned portfolio also contributed to the decreases in other real estate owned expenses.

     Miscellaneous other operating expenses were $33,000 less for the six months ending June 30, 1998 than they were the same period last year. Legal expenses declined $97,000 during the first half 1999 because there had been increased legal expenses in 1998 resulting from the merger between the two subsidiaries and the five-for-one stock split that both occurred during 1998. Due to the expansion the mortgage banking area there were increases during the first half of 1999 to loan expenses of $63,000.


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

     A majority of the Company's data processing is performed by an outside bank data processing service bureau which has assured the Company that their core products are fully Year 2000 compliant. Despite these assurances, the Company did participate in an in depth proxy testing program, which was conducted by the service bureau's User's Group. The results of this testing were reviewed by an independent auditing firm and have confirm the service bureau's initial statements of Year 2000 compliance.

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


FEDERAL AND STATE INCOME TAXES

     For the three months ended June 30, 1999 and 1998, the Company's provision for federal and state income taxes was $821,000 for both periods, which as a percentage of pretax earnings was 30.95% and 31.37%. For the six months ended June 30, 1999, the Company's provision for federal and state taxes was $1,616,000 or 30.86% of pretax earnings as compared to $1,587,000 or 31.06% of pretax earnings for the six months ending June 30, 1998.


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

                      NORTHERN STATES FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise", became effective for the Company as of January 1, 1999. The statement allows securitized mortgage loans to be classified as trading, available for sale, or in certain circumstances, held to maturity. Previously, these had to be classified as trading. Since the Company has not securitized mortgage loans, Statement 134 has not affected the Company.

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

                      NORTHERN STATES FINANCIAL CORPORATION

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK

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

     The following Table 3 shows information as of March 31, 1999 and December 31, 1998 about how interest rate shocks of decreasing rates 2% and increasing rates 2% effect the fair value of the Company's balance sheet. Table 3 shows, because of the Company's gap position, that the fair value of the Company would increase $20.8 million if rates immediately drop 2% or decrease $19.3 million if rates immediately rise 2% at March 31, 1999. Table 3 also shows that the effect of interest rate shocks at December 31, 1998 would also increase the fair value of the Company if rates drop and decrease the fair value if rates rise. Tables 4 and 5 provide information about the Company's financial instruments that are sensitive to changes in interest rates as of December 31, 1998 and 1997. The Company believes that the assumptions utilized by the tables are reasonable. The expected maturity date values for loan receivable, and investment securities were calculated by adjusting the instrument's contractual maturity date for expectations of prepayments. Expected maturity for interest-bearing core deposits such as NOW, money market and savings accounts are estimated to be 5% each year although these may be withdrawn over a very short time period even though it may be unlikely. With respect to the Company's adjustable rate instruments, expected maturity date values were measured by adjusting the instrument's contractual maturity date for expectations of prepayments. From a risk management perspective, however, the Company believes that repricing dates may be a more relevant in analyzing such instruments. Similarly, 52.17% of the Company's investment securities portfolio at December 31, 1998 is comprised of callable securities.

                     NORTHERN STATES FINANCIAL CORPORATION

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK

                                    TABLE 3
                     NORTHERN STATES FINANCIAL CORPORATION
               EFFECT OF INTEREST SHOCKS ON FINANCIAL INSTRUMENTS
                   as of March 31, 1999 and December 31, 1998

                                                             Fair Value at March 31, 1999
                                                   --------------------------------------------------
                                                       Down 2%          Current           Up 2%
                                                   --------------------------------------------------
Assets
    Cash and cash equivalents                          $ 36,084             $ 36,083        $ 36,082
    Interest bearing deposits in financial
       institutions - maturities over 90 days               101                  100              99
    Securities available for sale                       193,595              181,408         170,275
    Loans                                               250,062              241,467         233,294
    Direct lease financing                                  979                  964             951
    Other assets                                         17,840               17,840          17,840
                                                   --------------------------------------------------
    Total assets                                       $498,661             $477,862        $458,541
                                                   ==================================================

Financial liabilities:
    Deposits                                           $348,816             $343,687        $335,902
    Securities sold under repurchase agreements
      and other short-term                               45,819               45,815          45,811
borrowings
    Federal Home Loan Bank term advances                  8,845                8,315           7,861
    Other liabilities                                    10,331                6,130           2,388
                                                   --------------------------------------------------
    Total liabilities                                   413,811              403,947         391,962
                                                   --------------------------------------------------
    Total equity                                         84,850               73,915          66,579
                                                   --------------------------------------------------
    Total liabilities and equity                       $498,661             $477,862        $458,541
                                                   ==================================================
                                                            Fair Value at December 31, 1998
                                                   --------------------------------------------------
                                                       Down 2%          Current           Up 2%
                                                   --------------------------------------------------
Assets
    Cash and cash equivalents                          $ 27,960             $ 27,959        $ 27,958
    Interest bearing deposits in financial
       institutions - maturities over 90 days               101                  100              99
    Securities available for sale                       213,608              200,861         189,199
    Loans                                               259,503              250,721         242,283
    Direct lease financing                                1,017                1,001             987
    Other assets                                         15,238               15,238          15,238
                                                   --------------------------------------------------
    Total assets                                       $517,427             $495,880        $475,764
                                                   ==================================================

Financial liabilities:
    Deposits                                           $363,356             $356,971        $350,093
    Securities sold under repurchase agreements
      and other short-term                               47,994               47,990          47,986
borrowings
    Federal Home Loan Bank term advances                  9,039                8,482           8,005
    Other liabilities                                     7,062                7,062           7,062
                                                   --------------------------------------------------
    Total liabilities                                   427,451              420,505         413,146
                                                   --------------------------------------------------
    Total equity                                         89,976               75,375          62,618
                                                   --------------------------------------------------
    Total liabilities and equity                       $517,427             $495,880        $475,764
                                                   ==================================================

                     NORTHERN STATES FINANCIAL CORPORATION

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK




                                    TABLE 4

                     NORTHERN STATES FINANCIAL CORPORATION
                  EXPECTED MATURITY DATES OF ON BALANCE SHEET
                 FINANCIAL INSTRUMENTS AS OF DECEMBER 31, 1998

                                             ____________________ Maturing In___________________
($ 000s)                                  1999       2000      2001       2002       2003    Thereafter  Totals   Fair Value
----------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
     Loans (1)(2)
             Fixed rate                   $23,539    $12,282   $18,001    $24,140    $21,407    $30,352  $129,721    135,604
             Average interest rate           8.48%      8.62%     8.82%      8.44%      8.50%      7.11%     8.22%
             Adjustable rate               38,072     15,448    10,279     13,027      6,446     33,728   117,000    121,062
             Average interest rate           8.41%      8.44%     8.25%      8.15%      8.42%      8.20%     8.31%
    Securities
             Fixed rate                    20,677     12,225    24,787     36,620     53,155     47,027   194,491    194,491
             Average interest rate           5.95%      6.64%     6.33%      6.14%      5.92%      6.23%     6.14%
             Adjustable rate                1,000          0         0          0          0      5,370     6,370      6,370
             Average interest rate           6.15%      0.00%     0.00%      0.00%      0.00%      6.52%     6.46%
    Interest-bearing deposits
      and federal funds sold
             Fixed rate                         0        100         0          0          0          0       100        100
             Average interest rate           0.00%      7.41%     0.00%      0.00%      0.00%      0.00%     7.41%
             Adjustable rate               12,783          0         0          0          0          0    12,783     12,783
             Average interest rate           4.59%      0.00%     0.00%      0.00%      0.00%      0.00%     4.59%
    Direct lease financing
             Fixed rate                       665         99       100        123          0          0       987      1,001
             Average interest rate           8.13%      8.02%     6.58%      7.44%      0.00%      0.00%     7.87%
                                 -------------------------------------------------------------------------------------------

                 Total                    $96,736    $40,154   $53,167    $73,910    $81,008   $116,477  $461,452   $471,411
                                 ===========================================================================================

Interest-bearing Liabilities:
     Interest-bearing deposits (3)
             Balances                    $171,816    $20,469   $11,729     $5,428     $5,112    $97,127  $311,681   $312,896
             Average interest rate           5.00%      5.03%     4.46%      3.08%      3.06%      3.06%     4.31%
     Borrowings
             Balances                      46,990      6,000         0          0          0      5,000    57,990     56,472
             Average interest rate           5.00%      4.99%     0.00%      0.00%      0.00%      4.75%     4.98%
                                 -------------------------------------------------------------------------------------------

                 Total                   $218,806    $26,469   $11,729     $5,428     $5,112   $102,127  $369,671   $369,368
                                 ===========================================================================================

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

                     NORTHERN STATES FINANCIAL CORPORATION

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK




                                    TABLE 5

                     NORTHERN STATES FINANCIAL CORPORATION
                  EXPECTED MATURITY DATES OF ON BALANCE SHEET
                 FINANCIAL INSTRUMENTS AS OF DECEMBER 31, 1997


                                             ____________________ Maturing In___________________
($ 000s)                                  1998       1999      2000       2001       2002    Thereafter  Totals   Fair Value
----------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
     Loans (1) (2)
             Fixed rate                   $17,753    $10,862   $15,771    $24,867    $16,685    $20,776  $106,714    107,151
             Average interest rate           8.88%      8.93%     8.98%      9.03%      8.98%      7.86%     8.75%
             Adjustable rate               55,486     12,365    13,052      9,012     13,816     32,424   136,155    136,155
             Average interest rate           9.17%      9.27%     9.21%      8.98%      9.29%      9.27%     9.21%
    Securities
             Fixed rate                    24,446     19,081    43,344     33,821     33,324     19,625   173,641    173,641
             Average interest rate           6.01%      6.30%     6.50%      6.47%      6.55%      7.33%     6.51%
             Adjustable rate                    0          0         0          0          0      7,031     7,031      7,031
             Average interest rate           0.00%      0.00%     0.00%      0.00%      0.00%      6.76%     6.76%
    Interest-bearing deposits
      and federal funds sold
             Fixed rate                         0          0       100          0          0          0       100        100
             Average interest rate           0.00%      0.00%     7.30%      0.00%      0.00%      0.00%     7.30%
             Adjustable rate               11,306          0         0          0          0          0    11,306     11,306
             Average interest rate           5.57%      0.00%     0.00%      0.00%      0.00%      0.00%     5.57%
    Direct lease financing
             Fixed rate                       749        202        67        149        107          0     1,274      1,274
             Average interest rate           7.74%      7.80%     8.74%      7.30%      7.14%      0.00%     7.70%
                                       --------------------------------------------------------------------------------------

                 Total                   $109,740    $42,510   $72,334    $67,849    $63,932    $79,856  $436,221   $436,658
                                       ======================================================================================

Interest-bearing Liabilities:
     Interest-bearing deposits (3)
             Balances                    $167,753    $25,613   $10,958     $5,128     $4,859    $92,251  $306,562   $306,958
             Average interest rate           5.60%      5.46%     4.80%      3.35%      3.34%      3.34%     4.80%
     Borrowings
             Balances                      37,504      6,000         0          0          0          0    43,504     43,519
             Average interest rate           5.27%      5.92%     0.00%      0.00%      0.00%      0.00%     5.36%
                                       --------------------------------------------------------------------------------------

                 Total                   $205,257    $31,613   $10,958     $5,128     $4,859    $92,251  $350,066   $350,477
                                       ======================================================================================

(1) Does not include net deferred loan fees, unearned income or the allowance for loan losses.
(2) For fixed rate loans amortization is based on aggregate payments due.
(3) For NOW, money market and savings deposits all balances assumed 5% maturity each yr.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to sign on its behalf by the undersigned hereunto duly authorized, on this 13th day of August 1999.



NORTHERN STATES FINANCIAL CORPORATION
           (Registrant)





Date:      August  13, 1999            By:        /s/ Fred Abdula
      --------------------------          --------------------------------------
                                                  Fred Abdula
                                                  Chairman of the Board of
                                                  Directors and President



Date:      August 13, 1999             By:        /s/ Thomas M. Nemeth
      ---------------------------         --------------------------------------
                                                  Thomas M. Nemeth
                                                  Vice President and Treasurer