Form 10-Q
period 1999-09-30
NORTHERN STATES FINANCIAL CORP /DE/
filed 1999-11-10
CIK 744485

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

               For the quarterly period ending September 30, 1999

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from            to
                                            ----------    ----------

            ---------------------------------------------------------

                      NORTHERN STATES FINANCIAL CORPORATION
             (Exact name of Registrant as specified in its charter)

         Delaware                 0-19300                 36-3449727
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

                4,458,345 shares of common stock were outstanding
                            as of September 30, 1999

              NORTHERN STATES FINANCIAL CORPORATION AND SUBSIDIARY
                                    FORM 10-Q
                               SEPTEMBER 30, 1999
                                      INDEX



PART I.   FINANCIAL INFORMATION

  Item 1.  Financial Statements                                                             Page Number

      Condensed consolidated balance sheets as of September 30,
       1999, December 31, 1998, and September 30, 1998.......................................... 2

      Condensed consolidated statements of income for the three and nine months ended September 30, 1999 and 1998............................................ 3

      Condensed consolidated statements of comprehensive income
       the three and nine months ended September 30, 1999 and 1998.............................. 4

      Condensed consolidated statements of cash flows for
       the nine months ended September 30, 1999 and 1998........................................ 5

      Notes to condensed consolidated financial statements.................................. 6 -16


  Item 2.  Management's discussion and analysis of financial condition and results of operations....................................... 17 - 27

  Item 7A. Quantitative and qualitative disclosures
                   about market risk...................................................... 27 - 29

  PART II.   OTHER INFORMATION


      Signatures............................................................................... 30

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 1999, December 31, 1998 and September 30, 1998
(In thousands of dollars)

                                                                     September 30,      December 31,        September 30,
      Assets                                                               1999               1998                1998
                                                                    ---------------    ----------------    ---------------
Cash and due from banks.............................................      $ 18,224            $ 15,176           $ 11,403
Interest bearing deposits in financial institutions -
    maturities less than 90 days....................................           185                 183                 74
Federal funds sold..................................................             0              12,600             34,000
                                                                    ---------------    ----------------    ---------------
   Total cash and cash equivalents..................................        18,409              27,959             45,477
Interest bearing deposits in financial institutions -
    maturities over 90 days.........................................           100                 100                100
Securities available for sale.......................................       201,247             200,861            193,682
Loans...............................................................       242,409             246,209            238,394
Less: Allowance for loan losses.....................................        (5,335)             (5,433)            (5,478)
                                                                    ---------------    ----------------    ---------------
   Loans, net.......................................................       237,074             240,776            232,916
Direct lease financing..............................................         1,449                 987              1,090
Office buildings and equipment, net.................................         6,259               6,647              5,695
Other real estate owned, net of allowance for losses
   of $552, $552 and $552...........................................         2,497               2,497              2,497
Accrued interest receivable.........................................         4,862               4,408              4,188
Other assets........................................................         3,547               1,686              1,542
                                                                    ---------------    ----------------    ---------------
   Total assets.....................................................      $475,444            $485,921           $487,187
                                                                    ===============    ================    ===============

      Liabilities and Stockholders' Equity
Liabilities
Deposits
   Demand - noninterest-bearing.....................................      $ 41,666            $ 44,075           $ 38,808
   NOW accounts.....................................................        56,103              39,180             45,687
   Money market accounts............................................        38,909              41,003             45,641
   Savings..........................................................        45,888              45,333             42,605
   Time, $100,000 and over..........................................        85,162              98,338            108,351
   Time, under $100,000.............................................        85,361              87,827             88,834
                                                                    ---------------    ----------------    ---------------
      Total deposits................................................       353,089             355,756            369,926
Securities sold under repurchase agreements
   and other short-term borrowings..................................        45,608              47,990             36,152
Federal Home Loan Bank term advance.................................         5,000              10,000             10,000
Advances from borrowers for taxes and insurance.....................           436                 992                437
Accrued interest payable and other liabilities......................         5,261               6,070              5,979
                                                                    ---------------    ----------------    ---------------
      Total liabilities.............................................       409,394             420,808            422,494

Stockholders' Equity
Common stock........................................................         1,783               1,781              1,780
Additional paid-in capital..........................................        11,376              11,336             11,254
Retained earnings...................................................        55,449              51,358             50,870
Accumulated other comprehensive income (loss), net..................        (2,558)                638                789
                                                                    ---------------    ----------------    ---------------
   Total stockholders' equity.......................................        66,050              65,113             64,693
                                                                    ---------------    ----------------    ---------------
   Total liabilities and stockholders' equity.......................      $475,444            $485,921           $487,187
                                                                    ===============    ================    ===============

     The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three months and nine months ended September 30, 1999 and 1998
(In thousands of dollars, except per share data)

                                                                         Three months ended                Nine months ended
                                                                     September 30,   September 30,    September 30,   September 30,
                                                                          1999            1998             1999            1998
                                                                    --------------  --------------   --------------  --------------
Interest income
   Loans (including fee income).....................................$        5,213  $        5,344   $       15,427  $       16,446
   Securities
     Taxable........................................................         2,790           2,594            7,847           7,633
     Exempt from federal income tax.................................           257             244              784             749
   Interest bearing deposits in financial institutions..............             4               2               13              21
   Federal funds sold...............................................            26             373              279             826
                                                                    --------------  --------------   --------------  --------------
      Total interest income.........................................         8,290           8,557           24,350          25,675
                                                                    --------------  --------------   --------------  --------------
Interest expense
   Time deposits....................................................         2,088           2,624            6,357           7,778
   Other deposits...................................................           959           1,090            2,920           3,135
   Other borrowings.................................................           654             578            1,874           1,721
                                                                    --------------  --------------   --------------  --------------
      Total interest expense........................................         3,701           4,292           11,151          12,634
                                                                    --------------  --------------   --------------  --------------
Net interest income.................................................         4,589           4,265           13,199          13,041
Provision for loan losses...........................................             0               0                0              10
                                                                    --------------  --------------   --------------  --------------
Net interest income after provision for
   loan losses......................................................         4,589           4,265           13,199          13,031
                                                                    --------------  --------------   --------------  --------------
Noninterest income
   Service fees on deposits.........................................           306             283              845             834
   Trust income.....................................................           174             156              555             498
   Mortgage banking income..........................................            22              75              239              98
   Net gains on sales of loans......................................             7             102              162             262
   Other operating income...........................................           294             120              627             332
                                                                    --------------  --------------   --------------  --------------
      Total noninterest income......................................           803             736            2,428           2,024
                                                                    --------------  --------------   --------------  --------------
Noninterest expenses
   Salaries and employee benefits...................................         1,464           1,314            4,520           4,323
   Occupancy and equipment, net.....................................           335             309            1,019             921
   Data processing..................................................           120             116              372             377
   FDIC deposit insurance...........................................            20              21               63              64
   Other real estate owned..........................................            15              12               53              73
   Other operating expenses.........................................           474             504            1,400           1,463
                                                                    --------------  --------------   --------------  --------------
      Total noninterest expenses....................................         2,428           2,276            7,427           7,221
                                                                    --------------  --------------   --------------  --------------
Income before income taxes..........................................         2,964           2,725            8,200           7,834
Provision for income taxes..........................................           932             856            2,548           2,443
                                                                    --------------  --------------   --------------  --------------
Net income..........................................................$        2,032  $        1,869   $        5,652  $        5,391
                                                                    ==============  ==============   ==============  ==============

Basic earnings per common share.....................................$         0.46  $         0.42   $         1.27  $         1.21

Diluted earnings per common share...................................$         0.46  $         0.42   $         1.27  $         1.21


     The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three months and nine months ended September 30, 1999 and 1998
(In thousands of dollars)


                                                                          Three months ended               Nine months ended
                                                                    September 30,    September 30,   September 30,    September 30,
                                                                         1999             1998            1999             1998
                                                                    --------------   --------------  --------------   --------------
Net income..........................................................$        2,032   $        1,869  $        5,652   $        5,391
Other comprehensive income:
      Unrealized gains (losses) arising during period
        on securities available for sale, net of tax
        of ($323), $140, ($2,021), and $204                                   (510)             220          (3,196)             320
                                                                    --------------   --------------  --------------   --------------
Comprehensive income................................................$        1,522   $        2,089  $        2,456   $        5,711
                                                                    ==============   ==============  ==============   ==============


     The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 30, 1999 and 1998
(In thousands of dollars)

                                                                                      1999                1998
                                                                                -----------------   -----------------
Cash flows from operating activities
       Net income...............................................................$           5,652   $           5,391
       Adjustments to reconcile net income to cash from
        operating activities:
          Depreciation..........................................................              478                 425
          Provision for loan losses.............................................                0                  10
          Provision for losses on other real estate owned.......................                0                  10
          Deferred loan fees....................................................               (8)                (60)
          Gains on sales of property and equipment..............................              (74)                  0
          Net change in loans held for sale.....................................            3,441                (195)
          Net gains on sales of loans...........................................             (162)               (262)
          Net gains on sales of other real estate owned.........................             (157)                  2
          Amortization of mortgage servicing rights.............................               52                  46
          Net change in interest receivable.....................................             (454)                120
          Net change in interest payable........................................              911                 (28)
          Net change in other assets............................................              108                  55
          Net change in other liabilities.......................................           (1,720)               (133)
                                                                                -----------------   -----------------
             Net cash from operating activities.................................            8,067               5,381
                                                                                -----------------   -----------------
Cash flows from investing activities
          Proceeds from maturities and calls of securities available for sale...           70,677             119,519
          Purchases of securities available for sale............................          (76,280)           (132,005)
          Change in loans made to customers.....................................           (2,079)              4,385
          Proceeds from sales of property and equipment ........................              257                   0
          Property and equipment expenditures...................................             (273)               (221)
          Net change in direct lease financing..................................             (462)                184
          Proceeds from sales of other real estate owned........................            2,667                  46
                                                                                -----------------   -----------------
             Net cash from investing activities.................................           (5,493)             (8,092)
                                                                                -----------------   -----------------
Cash flows from financing activities Net change in:
            Deposits............................................................           (2,667)             21,976
            Securities sold under repurchase agreements
              and other short-term borrowings...................................           (2,382)              2,648
            Advances from borrowers for taxes and insurance.....................             (556)               (729)
          Net change in Federal Home Loan Bank term advance.....................           (5,000)                  0
          Net proceeds from exercise of stock options...........................               42                  33
          Dividends paid........................................................           (1,561)             (1,246)
                                                                                -----------------   -----------------
             Net cash from financing activities.................................          (12,124)             22,682
                                                                                -----------------   -----------------
Net change in cash and cash equivalents.........................................           (9,550)             19,971
Cash and cash equivalents at beginning of period................................           27,959              25,506
                                                                                -----------------   -----------------
Cash and cash equivalents at end of period......................................$          18,409   $          45,477
                                                                                =================   =================

Supplemental disclosures
          Cash paid during the period for
             Interest...........................................................$          10,240   $          12,662
             Income taxes.......................................................            2,498               2,439
          Noncash investing activities
             Transfers made from loans to other real estate owned...............            2,510                   0
             Transfers made from loans held for sale to portfolio...............            2,520                   0

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                     NORTHERN STATES FINANCIAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1999

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

     The condensed consolidated balance sheets are as of September 30, 1999, December 31, 1998 and September 30, 1998. The condensed consolidated statements of income and the condensed consolidated statements of comprehensive income are for the three months and nine months ended September 30, 1999 and 1998. The condensed consolidated statements of cash flows are for the nine months ended September 30, 1999 and 1998.

     The interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes (or "notes thereto") of the Company for the years ended December 31, 1998, 1997 and 1996.

     The results of operations for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results to be expected for the full year.

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


                                                  September 30,  December 31,   September 30,
                                                      1999          1998            1998
                                                  ----------------------------------------------
         Common shares authorized.................    6,500,000     6,500,000       6,500,000

         Common shares outstanding................    4,458,345     4,453,400       4,450,865

         Par value per share......................$        0.40    $     0.40      $     0.40

                     NORTHERN STATES FINANCIAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1999

              (Dollar amounts in thousands, except per share data)

                                  (Unaudited)


Note 2 - Securities

     The amortized cost, gross unrealized gains and losses and fair value of securities available for sale as of September 30, 1999, December 31, 1998 and September 30, 1998 are as follows:


September 30, 1999
------------------                                            Amortized           Gross Unrealized             Fair
                                                                 Cost           Gains          Losses          Value
                                                           -------------------------------------------------------------
U.S. Treasury..............................................$     4,997          $    7         $      0        $   5,004
U.S. Government agencies and corporations..................    170,028               1           (4,456)         165,573
States and political subdivisions..........................     21,108             253             (127)          21,234
Mortgage-backed securities.................................      7,324              19              (72)           7,271
Equity securities..........................................      1,966             216              (17)           2,165
                                                           -------------------------------------------------------------
   Total...................................................$   205,423            $496          ($4,672)       $ 201,247
                                                           =============================================================

December 31, 1998
-----------------                                             Amortized           Gross Unrealized             Fair
                                                                 Cost           Gains          Losses          Value
                                                           -------------------------------------------------------------
U.S. Treasury..............................................$    13,022          $   87         $      0        $  13,109
U.S. Government agencies and corporations..................    152,558             208             (326)         152,440
States and political subdivisions..........................     22,693             737               (2)          23,428
Mortgage-backed securities.................................      9,622             106                0            9,728
Equity securities..........................................      1,925             242              (11)           2,156
                                                           -------------------------------------------------------------
   Total...................................................$   199,820          $1,380            ($339)       $ 200,861
                                                           =============================================================


September 30, 1998
------------------                                           Amortized           Gross Unrealized             Fair
                                                                Cost           Gains          Losses          Value
                                                           -------------------------------------------------------------
U.S. Treasury..............................................$    13,033          $   86         $      0        $  13,119
U.S. Government agencies and corporations..................    144,993             223              (67)         145,149
States and political subdivisions..........................     21,815             773                0           22,588
Mortgage-backed securities.................................     10,558             117                0           10,675
Equity securities..........................................      1,995             161               (5)           2,151
                                                           -------------------------------------------------------------
   Total...................................................$   192,394          $1,360             ($72)       $ 193,682
                                                           =============================================================

                     NORTHERN STATES FINANCIAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1999

              (Dollar amounts in thousands, except per share data)

                                  (Unaudited)


     Contractual maturities of debt securities at September 30, 1999 were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities and equity securities are shown separately.

                                                                                   Amortized         Fair
                                                                                      Cost           Value
                                                                                ------------------------------
         Due in one year of less................................................$    10,670          $  10,693
         Due after one year through five years..................................    140,402            137,261
         Due after five years through ten years.................................     45,061             43,857
                                                                                ------------------------------
                                                                                    196,133            191,811
         Mortgage-backed securities.............................................      7,324              7,271
         Equity securities......................................................      1,966              2,165
                                                                                ------------------------------
         Total..................................................................$   205,423          $ 201,247
                                                                                ==============================


     Mortgage-backed securities are comprised of investments in pools of residential mortgages. The mortgage pools are issued and guaranteed by the Federal Home Loan Mortgage Corporation (FHLMC), the Government National Mortgage Corporation (GNMA) or the Federal National Mortgage Association (FNMA).

    The fair value of agency securities with call options totaled $162,574 at September 30, 1999. As of September 30, 1999, the Company held no structured notes.

     There were no sales of securities during the three and nine months ended September 30, 1999 and 1998.

    Securities carried at $133,612 and $135,401 at September 30, 1999 and 1998 were pledged to secure public deposits, repurchase agreements and for other purposes as required or permitted by law.

                     NORTHERN STATES FINANCIAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1999

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

     Loans at September 30, 1999, December 31, 1998 and September 30, 1998 were as follows:

                                                                                September 30,   December 31,   September 30,
                                                                                    1999            1998            1998
                                                                                --------------------------------------------
         Commercial.............................................................$     54,817    $     64,043   $      58,311
         Real estate - construction.............................................      19,335          17,328          24,855
         Real estate - mortgage.................................................     145,723         141,241         131,790
         Home equity............................................................      16,223          15,579          15,870
         Installment............................................................       6,803           8,530           8,106
                                                                                --------------------------------------------
          Total loans............................................................    242,901         246,721         238,932
         Unearned income........................................................         (87)            (99)           (107)
         Deferred loan fees.....................................................        (405)           (413)           (431)
                                                                                --------------------------------------------
          Loans, net of unearned income
          and deferred loan fees................................................     242,409         246,209         238,394
         Allowance for loan losses..............................................      (5,335)         (5,433)         (5,478)
                                                                                --------------------------------------------
          Loans, net............................................................$    237,074    $    240,776   $     232,916
                                                                                ============================================


     The were no loans held for sale on September 30, 1999. During the first nine months of 1999 the Company transferred loans held for sale with a book value and fair value of $2,520 to portfolio loans. Loans held for sale on December 31, 1998 and September 30, 1998 were approximately $5,799 and $1,795 and are classified as real estate loans.

     Real estate - mortgage loans with a carrying value of $20,303, $20,596 and $21,646 were pledged to secure public deposits at September 30, 1999, December 31, 1998 and September 30, 1998. The Company has pledged real estate - mortgage loans on residential property in an amount equal to at least 167% of the outstanding Federal Home Loan Bank advances.

     Non-performing loans, which includes loans contractually past due ninety days or more, loans accounted for on a nonaccrual basis, and loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower, amounted to $449 at September 30, 1999, $4,117 at December 31, 1998 and $4,306 at September 30, 1998.

                     NORTHERN STATES FINANCIAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1999

              (Dollar amounts in thousands, except per share data)

                                   (Unaudited)

     Impaired loans were as follows for September 30, 1999, December 31, 1998 and September 30, 1998:

                                                                     September 30,  December 31,   September 30,
                                                                         1999          1998            1999
                                                                    ----------------------------------------------
         Loans with no allowance
          for losses allocated......................................          $  0        $    0          $    0
         Loans with allowance
          for losses allocated......................................           265         3,515           3,949
         Amount of the allowance
          allocated.................................................            40           544             593

     The average balance and income recognized on impaired loans were as follows for the three and nine months ended September 30, 1999 and September 30, 1998:

                                                                          Three months ended             Nine months ended
                                                                      September 30,  September 30,  September 30,   September 30,
                                                                          1999          1998            1999            1998
                                                                     -------------------------------------------------------------
    Average of impaired
       loans during the period.......................................          $415         $1,734           $933          $1,022
    Interest income recognized
       during the impairment period..................................            12              0             30               8
    Cash-basis interest income recognized
       during the impairment period..................................            12              0             30               8


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

                      NORTHERN STATES FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1999

              (Dollar amounts in thousands, except per share data)

                                   (Unaudited)



    At September 30, 1999, December 31, 1998 and September 30, 1998, the contract amount of the Company's off-balance sheet commitments was as follows:



                                                                                  September 30,   December 30,  September 30,
                                                                                      1999           1998           1998
                                                                                  -------------------------------------------
   Unused lines of credit and commitments to make loans:
      Fixed rate.........................................................           $17,540         $19,999        $31,264
      Variable rate......................................................            67,571          60,009         64,499
                                                                                    --------------------------------------
         Total...........................................................           $85,111         $80,008        $95,763
                                                                                    ======================================

   Standby letters of credit.............................................           $ 5,742          $6,598         $6,631

     Since many commitments to make loans expire without being used, the amounts above do not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitments is determined using management's credit evaluation of the borrower, and may include commercial and residential real estate and other business and consumer assets.

                      NORTHERN STATES FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1999

              (Dollar amounts in thousands, except per share data)

                                   (Unaudited)



Note 4 - Allowance for Loan Losses and Other Real Estate Owned Losses

     Activity in the allowance for loan losses for the nine months ended September 30, 1999, twelve months ended December 31, 1998 and nine months ended September 30, 1998 is as follows:


                                                                       September 30,    December 31,   September 30,
                                                                          1999             1998             1998
                                                                       ---------------------------------------------
        Balance at beginning of year................................           $5,433         $5,430          $5,430
        Provision charged to operating expense......................                0             10              10
        Loans charged off...........................................             (670)           (73)            (11)
        Recoveries on loans
          previously charged off....................................              572             66              49
                                                                       ---------------------------------------------
           Balance at end of period.................................           $5,335         $5,433          $5,478
                                                                       =============================================


     Activity in the allowance for other realize estate owned losses for the nine months ended September 30 1999, twelve months ended December 31, 1998 and nine months ended September 30, 1998 is as follows:


                                                                       September 30,    December 31,   September 30,
                                                                           1999            1998            1998
                                                                       ---------------------------------------------
        Balance at beginning of year................................            $552            $544            $544
        Provision charged to operating expense......................               0              10              10
        Losses on other real estate owned...........................               0              (2)             (2)
                                                                       ---------------------------------------------
           Balance at end of period.................................            $552            $552            $552
                                                                       =============================================

                      NORTHERN STATES FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1999

              (Dollar amounts in thousands, except per share data)

                                   (Unaudited)

Note 5 - Provision for Income Tax

     The provision for income taxes represents federal and state income tax expense calculated using annualized rates on taxable income generated during the respective periods.


Note 6 - Stockholders' Equity

     For the nine months ended September 30, 1999 total stockholders' equity increased $937. The increase is a result of net income of $5,652, less the change in the valuation allowance from December 31, 1998 for the fair value of securities available for sale, net of tax, of $3,196, plus $42 due to the exercise of 4,945 stock options pursuant to the Omnibus Incentive Plan, less cash dividends of $1,561.

     For the nine months ended September 30, 1998 total stockholders' equity increased $4,498 due to net income of $5,391, plus the change in the valuation allowance from December 31, 1997 for the fair value of securities available for sale, net of tax, of $320, plus $33 due to the exercise of 4,000 stock options pursuant to the Omnibus Incentive Plan, less cash dividends of $1,246.


Note 7 - Omnibus Incentive Plan Instruments

     The 1992 Omnibus Incentive Plan (the "Plan") authorizes the issuance of up to 375,000 shares of the Company's common stock, including the granting of non-qualified stock options, restricted stock and stock appreciation rights.

     Statement of Financial Accounting Standards No. 123 requires pro forma disclosures for companies that do not adopt its fair value accounting method for stockbased employee compensation. The Company did not grant any stock options during the nine months ended September 30, 1999 or during the entire year 1998. Stock options may be used to reward directors and employees and provide them with an additional equity interest in the Company. Options have been issued for 10 year periods and are fully vested when granted.

                      NORTHERN STATES FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1999

              (Dollar amounts in thousands, except per share data)

                                   (Unaudited)



     Information about option grants follow:


                                                                                   Number of    Weighted-Avg.
                                                                                    Options    Exercise Price
                                                                                   --------------------------
            Outstanding at January 1, 1998......................................    25,390           $8.32

            Exercised during period ended
                September 30, 1998..............................................    (4,000)           8.34
                                                                                    ----------------------

            Outstanding at September 30, 1998...................................    21,390           $8.32
                                                                                    ======



            Outstanding at January 1, 1999......................................    18,855           $8.32

            Exercised during period ended
                September 30, 1999..............................................    (4,945)           8.32
                                                                                    ----------------------

            Outstanding at September 30, 1999...................................    13,910           $8.32
                                                                                    =======


     At September 30, 1999, all remaining options had an exercise price of $8.32. The options outstanding had a remaining life of 2.25 years.

     The Company at its discretion may grant stock appreciation rights under the Plan. A stock appreciation right entitles the holder to receive from the Company an amount equal to the excess, if any, of the aggregate fair market value of the Company's common stock which is the subject of such a grant over the grant price. During the nine months ended September 30, 1999, 2,710 stock appreciation rights were exercised and payment was made to the holders. As of September 30, 1999 and 1998, 12,280 and 16,240 stock appreciation rights were outstanding at the grant price of $8.32 per share. The Company's expense/(benefit) was ($6) and ($117) for the three months ended September 30, 1999 and 1998 and ($24) and $42 for the nine months ended September 30, 1999 and 1998. The stock appreciation rights will expire during 2002.

                      NORTHERN STATES FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1999

              (Dollar amounts in thousands, except per share data)

                                   (Unaudited)

Note 8 - Other Comprehensive Income

     Other comprehensive income components and related taxes for the three and nine months ended September 30, 1999 and 1998 follows:


                                                                For three months ended             Nine months ended
                                                             September 30,    September 30,   September 30,  September 30,
                                                                1999             1998            1999            1998
                                                             ------------------------------------------------------------
        Unrealized holding gains (losses) on
           on securities available for sale..............      ($833)            $360           ($5,217)          $524
        Tax effect.......................................       (323)             140            (2,021)           204
                                                               -------------------------------------------------------
           Other comprehensive income (loss).............      ($510)            $220           ($3,196)          $320
                                                               =======================================================

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

     Management began evaluating mortgage banking as a separate segment in August, 1998. Mortgage banking and trust segment performance is evaluated using fee income net of direct expenses. Income taxes are not allocated to these segments and selected indirect expenses are allocated. There are no transactions among segments. Substantially all assets are related to the banking segment. Neither mortgage banking nor trust pre-tax revenues exceeded 10% of total pre-tax income for the three months or nine months ended September 30, 1999 or 1998.

     Information reported internally for performance assessment of operating segments for the three months and nine months ended September 30, 1999 and 1998 follows:



                                                       Three months ended September 30, 1999
                                                       --------------------------------------
                                                                      Other           Total
                                                        Banking      Segments       Segments
                                                       --------------------------------------
        Net interest income....................         $4,589       $   0            $4,589
        Provision for loan losses..............              0           0                 0
        Other revenue..........................            600         203               803
        Other expenses.........................          2,210         218             2,428
                                                       -------------------------------------
           Segment profit......................         $2,979        ($15)           $2,964
                                                       =====================================

                      NORTHERN STATES FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1999

              (Dollar amounts in thousands, except per share data)

                                   (Unaudited)





                                                                        Three months ended September 30, 1998
                                                                        ---------------------------------------
                                                                                        Other           Total
                                                                        Banking        Segments        Segments
                                                                        ---------------------------------------
        Net interest income......................................       $4,265           $   0           $4,265
        Provision for loan losses................................            0               0                0
        Other revenue............................................          493             243              736
        Other expenses...........................................        2,057             219            2,276
                                                                        ---------------------------------------
           Segment profit........................................       $2,701           $  24           $2,725
                                                                        =======================================



                                                                          Nine months ended September 30, 1999
                                                                                        Other           Total
                                                                        Banking        Segments        Segments
                                                                      -----------------------------------------
        Net interest income......................................      $13,199          $   0          $13,199
        Provision for loan losses................................            0              0                0
        Other revenue............................................        1,474            954            2,428
        Other expenses...........................................        6,419          1,008            7,427
                                                                      ----------------------------------------
           Segment profit........................................       $8,254           ($54)          $8,200
                                                                      ========================================



                                                                          Nine months ended September 30, 1998
                                                                                        Other           Total
                                                                        Banking        Segments        Segments
                                                                       ----------------------------------------
        Net interest income......................................      $13,041           $  0          $13,041
        Provision for loan losses................................           10              0               10
        Other revenue............................................        1,439            585            2,024
        Other expenses...........................................        6,749            472            7,221
                                                                       ---------------------------------------
           Segment profit........................................      $ 7,721           $113           $7,834
                                                                       =======================================


                      NORTHERN STATES FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



     The following discussion focuses on the consolidated financial conditions of the Northern States Financial Corporation (the "Company") at September 30, 1999 and the consolidated results of operations for the three and nine month periods ending September 30, 1999, compared to the same periods of 1998. The purpose of this discussion is to provide a better understanding of the condensed consolidated financial statements and the operations of its subsidiary, the Bank of Waukegan (the "Bank"). This discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto included herein.

     The statements contained in this management's discussion and analysis that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this report that a number of important factors could cause the Company's actual results subsequent to September 30, 1999 to differ materially from those expressed in any such forward-looking statements.

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


FINANCIAL CONDITION

     The consolidated total assets for the Company were $475.4 million at September 30, 1999, decreasing $10.5 million from the Company's year-end, December 31, 1998.

     The Company held no federal funds sold at September 30, 1999 which is a decline of $12.6 million from December 31, 1998. The Company's federal funds sold position has decreased as a result of the decline in deposits.

     The fair value of securities available for sale were $201.2 million at September 30, 1999 increasing only slightly by $.4 million from the previous year-end. Actual amortized cost increases to the securities portfolio totaled $5.6 million from year-end. The net unrealized losses of the portfolio, however, were $5.2 million for the nine months ended September 30, 1999. The securities portfolio went to a net unrealized loss at September 30, 1999 of $4.2 million from a net unrealized gain at December 31, 1998 of $1.0 million. This shift is attributable to bond market rate increases. The amortized cost of the securities portfolio showed decreases to U.S. Treasury securities of $8.0 million, to mortgage-backed securities of $2.3 million and to securities issued by state and political subdivisions of $1.6 million. These declined were offset by increases to the amortized cost of U.S. Government agency issues of $17.5 million.

                      NORTHERN STATES FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     The Company's loans decreased $3.8 million or 1.54% from December 31, 1998. The decrease in loans occurred primarily in the commercial loan portfolio, which decreased $9.2 million. The decline in commercial loans was the result of the cyclical nature of construction related commercial loans. Increased competition from larger financial institutions also played a part in the reduction in commercial loans. Real estate - construction loans increased $2.0 million from December 31, 1998 but as projects become completed with the coming of winter management expects these loans to decrease during the fourth quarter of 1999. Real estate - mortgages and home equity loans increased $4.5 million and $.6 million from year-end. The consumer installment loan portfolio also declined $1.7 million from year-end as consumers have lower cost financing alternatives available to them for purchasing consumer goods.

     During the first nine months of 1999 deposits at the Company declined $2.7 million from December 31, 1998. Deposits declined as the Company offered rates on time deposit that were lower than competition as deposits to fund loans were not needed due to the lower loan demand. The greatest decrease in deposits occurred to time deposits, $100,000 and over that declined $13.2 million from December 31, 1999. Smaller time deposits, under $100,000 declined slightly by $2.5 million. Money market deposits declined $2.1 million due to decreases from commercial and public depositors. Noninterest bearing demand deposits also declined by $2.4 million. NOW accounts increased $16.9 million primarily as a result of the infusion of public deposits. Being located in the county seat, the Company accepts deposits from various local governments, which collected property taxes in June and September. Savings deposits increased slightly by $.6 million.

     During the third quarter of 1999 the Company came out with two new deposit products. The first product is a retail checking account product that packages banking services and offers common carrier and accidental death insurance. The second product is a checking account that pays a nominal rate of interest of 1% and offers an expanded package of features for a monthly membership fee. Management expects these products to increase and retain core deposits while increasing service fees on deposits.

     Securities sold under repurchase agreements and other short-term borrowings at the Company declined $2.4 million from December 31, 1998 to $45.6 million at September 30, 1999. These funds mainly consist of securities sold under repurchase agreement that are offered through an overnight repurchase agreement product and a term product with maturities from 7 days to one year. Repurchase agreements provide a source of funds to the Company that do not increase reserve requirements with the Federal Reserve Bank or create an expense relating to FDIC insurance and, therefore, are less costly to the Company. The decrease in repurchase agreement funds has been the result of lower rates offered on these instruments.

     At September 30, 1999 the Company had term advances from the Federal Home Loan Bank in the amount of $5.0 million, a decrease of $5.0 million from December 31, 1998. The funds provided by the term advances have been used to purchase U.S. Government agency securities with call provisions on the same date that the advances are due to be repaid. During the second quarter a term advance of $5.0 million came due and the underlying U.S. Government agency securities were called and used to retire the term advance.

     Total stockholders' equity increased $937,000 during the nine months ended September 30, 1999. The increase is the result of net income of $5,652,000, less the adjustment in the valuation allowance for the market value of securities available for sale, net of tax, of $3,196,000, plus $42,000 due to the exercise of 4,945 stock options pursuant to the Omnibus Incentive Plan, less cash dividends paid of $1,561,000.

                      NORTHERN STATES FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


     The tier 1 capital to average asset ratio at September 30, 1999 was 14.49% and the total tier 2 capital to asset ratio, on a risk adjusted basis, amounted to 23.00%, exceeding the minimum required to be capitalized under prompt corrective action regulations, which minimums are 5.00% and 10.00%. Book value per share was $14.81 at September 30, 1999 as compared to $14.63 at December 31, 1998. On September 30, 1999, the Company and its subsidiary were in compliance with all applicable regulatory capital requirements.


RESULTS OF OPERATIONS


NET INCOME

     The consolidated net income for the quarter ended September 30, 1999 was $2,032,000, an increase of $163,000 or 8.72%, as compared to net income of $1,869,000 for the same period the previous year. The annualized return on average assets was 1.70% for the quarter, up from 1.58%, the return on average assets for the quarter the previous year. The consolidated net income for the nine months ended September 30, 1999 was $5,652,000, an increase of $261,000 or 4.84%, over the first nine months of 1998. The annualized return on average assets for the first nine months of 1999 was 1.59% increasing slightly from 1.55%, the return on average assets for the same period the previous year.


NET INTEREST INCOME

     Net interest income, the difference between interest income earned on average interest earning assets and interest expense on average interest bearing liabilities, increased $324,000 or 7.60% during the three months ended September 30, 1999, compared to the same three months in 1998. Although yields earned on interest earning assets were 18 basis points lower during the third quarter 1999 compared to the third quarter 1998, net interest income increased because rates paid on interest bearing liabilities declined to a greater extent. Table 1, "Analysis of Average Balance and Tax Equivalent Rates for the Three Months ended September 30, 1999 and 1998", shows the rates paid on interest bearing liabilities declined to 4.14% during the third quarter of 1999 as compared to 4.73% last year, a decline of 59 basis points. Rates paid on NOW, money market, and savings deposits declined 54, 50, and 26 basis points from the same quarter last year. Due to the slowdown in loan demand the Company offered time deposit rates that were lower than competition. Rates on time deposits and other borrowings were 57 and 59 basis points lower than the same quarter last year. Average federal funds sold balances decreased almost $22 million during the three months ended September 30, 1999 compared to the same period last year. Although a level of federal funds sold is necessary for liquidity purposes, excessive federal funds sold can result in no or decreased earnings. For example during the three months ended September 30, 1998 yields earned on fed funds sold were 5.56% while rates paid on time deposits used to fund the fed funds sold were 5.56%, a spread of 0.00%. During the third quarter 1999 rates have generally risen as evidenced by the prime rate increasing 50 basis points during the period with time deposit rates increasing as well. As time deposits mature and reprice at the higher rates it is expected that the net yield on interest earning assets will begin to contract.

                      NORTHERN STATES FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                                     TABLE 1

                      NORTHERN STATES FINANCIAL CORPORATION
              ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES
             For the Three Months Ended September 30, 1999 and 1998
                                    ($ 000s)

                                                               1999                                       1998
                                             ---------------------------------------    ----------------------------------------
                                                Average                                    Average
                                                Balance      Interest       Rate           Balance      Interest       Rate
                                             ---------------------------------------    ----------------------------------------
Assets
   Loans (1)(2)(3)                                $243,500        $5,244      8.61%          $239,615        $5,380       8.98%
   Taxable securities                              181,358         2,790      6.03%           169,645         2,594       6.13%
   Securities exempt from
    Taxes (2)                                       20,522           389      7.66%            18,678           370       8.19%
   Interest bearing deposits in banks                  296             4      5.41%               173             2       4.62%
   Federal funds sold                                1,868            26      5.57%            26,824           373       5.56%
                                             ----------------------------               ----------------------------

   Interest earning assets                         447,544         8,453      7.50%           454,935         8,719       7.68%
                                                           --------------                             --------------
   Noninterest earning assets                       26,474                                     20,184
                                             --------------                             --------------
   Average assets                                 $474,018                                   $475,119
                                             ==============                             ==============

Liabilities and stockholders' equity
   NOW deposits                                    $48,038           297      2.47%           $41,858           315       3.01%
   Money market deposits                            39,567           348      3.52%            44,789           450       4.02%
   Savings deposits                                 45,901           314      2.74%            43,321           325       3.00%
   Time deposits                                   167,352         2,088      4.99%           188,637         2,624       5.56%
   Other borrowings                                 56,937           654      4.59%            44,628           578       5.18%
                                             ----------------------------               ----------------------------
   Interest bearing
     Liabilities                                   357,795         3,701      4.14%           363,233         4,292       4.73%
                                                           --------------                             --------------
   Demand deposits                                  44,882                                     40,807
   Other noninterest bearing liabilities             6,100                                      7,697
   Stockholders' equity                             65,241                                     63,382
                                             --------------                             --------------
   Average liabilities and
     Stockholders' equity                         $474,018                                   $475,119
                                             ==============                             ==============

    Net interest income                                           $4,752                                     $4,427
                                                           ==============                             ==============

    Net yield on interest
      earning assets                                                          4.22%                                       3.90%
                                                                         ===========                                ============

    Interest bearing liabilities to
      earning assets Ratio                                                   79.34%                                      80.02%
                                                                         ===========                                ============


(1) - Interest income on loans includes loan origination fees of $81 and $103 for the three months ended September 30, 1999 and 1998.

(2) - Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34% rate.

(3) - Non-accrual loans are included in average loans.

                      NORTHERN STATES FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                                     TABLE 2

                      NORTHERN STATES FINANCIAL CORPORATION
              ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES For the Nine Months Ended September 30, 1999 and 1998
                                    ($ 000s)

                                                              1999                                          1998
                                            ---------------------------------------    -------------------------------------------
                                               Average                                     Average
                                               Balance      Interest       Rate            Balance        Interest       Rate
                                            ---------------------------------------    -------------------------------------------
Assets
   Loans (1)(2)(3)                               $243,318       $15,528      8.51%            $241,229        $16,546       9.15%
   Taxable securities                             173,348         7,847      5.98%             164,343          7,633       6.20%
   Securities exempt from
    Federal income taxes (2)                       21,066         1,188      7.68%              19,032          1,135       8.24%
   Interest bearing deposits in banks                 306            13      5.66%                 437             21       6.41%
   Federal funds sold                               7,784           279      4.78%              19,964            826       5.52%
                                            ----------------------------               -------------------------------

    Interest earning assets                       445,822        24,855      7.42%             445,005         26,161       7.86%
                                                          --------------                               ---------------
   Noninterest earning assets                      25,748                                       20,776
                                            --------------                             ----------------
    Average assets                               $471,570                                     $465,781
                                            ==============                             ================

Liabilities and stockholders' equity
   NOW deposits                                   $45,102           880      2.60%             $39,764            891       2.99%
   Money market deposits                           41,071         1,073      3.48%              42,343          1,263       3.98%
   Savings deposits                                45,733           967      2.82%              44,103            981       2.97%
   Time deposits                                  170,622         6,357      4.97%             185,081          7,778       5.60%
   Other borrowings                                53,407         1,874      4.68%              43,936          1,721       5.22%
                                            ----------------------------               -------------------------------

    Interest bearing liabilities                  355,935        11,151      4.18%             355,227         12,634       4.74%
                                                          --------------                               ---------------
   Demand deposits                                 43,340                                       39,961
   Other noninterest bearing liabilities            6,706                                        8,575
   Stockholders' equity                            65,589                                       62,018
                                            --------------                             ----------------
    Average liabilities and
    Stockholders' equity                         $471,570                                     $465,781
                                            ==============                             ================

    Net interest income                                         $13,704                                       $13,527
                                                          ==============                               ===============

    Net yield on interest
      earning assets                                                         4.09%                                          4.06%
                                                                        ===========                                   ============

    Interest-bearing liabilities to
      earning assets ratio                                                  79.64%                                         80.00%
                                                                        ===========                                   ============

(1) - Interest income on loans includes loan origination fees of $256 and $393 for the nine months ended September 30, 1999 and 1998.
(2) - Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34% rate.
(3) - Non-accrual loans are included in average loans.

                      NORTHERN STATES FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


     During the first nine months of 1999, net interest income increased $158,000 or 1.21% over the same period of 1998. Table 2, "Analysis of Average Balance and Tax Equivalent Rates for the Nine Months ended September 30, 1999 and 1998" shows that the Company's net yield on interest earning assets was 4.09% for the first nine months of 1999 as compared to 4.06% in 1998. The yield on interest earning assets was 44 basis points lower for the nine months ended September 30, 1999 as compared to the same nine month period last year. Rates paid on interest bearing liabilities decreased by a greater extent however, declining 56 basis points from the previous year, contributing to the increased net yield on interest earning assets.


PROVISION FOR LOAN LOSSES

      There was no provision for loan losses during the three months ended September 30, 1999 or September 30, 1998. For the nine months ended September 30, 1999, there was no provision for loan losses as compared to $10,000 for the nine months ended September 30, 1998. Management, with the concurrence of the Board of Directors, lowered the provision for loan losses during 1999 after a careful review of the adequacy of the allowance for loan losses and the levels of non-performing and impaired loans.

     At September 30, 1999, the allowance for loan losses was $5,335,000 or 2.20% of loans as compared to 2.21% of loans at December 31, 1998. Nonperforming loans at September 30, 1999 were $449,000, down from $4,117,000 at December 31, 1998. Impaired loans at September 30, 1999 were $265,000 down from $3,515,000 at December 31, 1998. The amount of the allowance for loan losses allocated for impaired loans was $40,000 declining $504,000 from December 31, 1998. During the first nine months of 1999 $670,000 in loans have been charged off to the allowance compared to $11,000 during the same period last year. Recoveries of loans previously charged off were $572,000 during the first nine months of 1999 compared to $49,000 during the same period in 1998.

     At December 31, 1998 the majority of the nonperforming loans consisted of one nonaccrual credit totaling $3,010,000 that was secured by a 57,000 square foot office building located in Northbrook, Illinois. Management, during the first quarter of 1999, charged off $500,000 of this credit based on preliminary bids that had been received at that time for the building. The balance of this credit, $2,510,000, was transferred to other real estate owned during the first quarter of 1999 when foreclosure proceedings provided the Bank with title to the property. During the third quarter of 1999 the building was sold netting proceeds of $3,167,000, with $500,000 credited as a recovery to the allowance for loan losses and $157,000 being credited as a gain on the sale.

     Management and the Board of Directors analyze the adequacy of the allowance for loan losses at least quarterly. Loans judged to be impaired, loans with potential loss exposure, loans that are no longer accruing interest, and historical net loan loss percentages are reviewed in the analysis of the allowance for loan losses. Based on management's and the Board of Directors' analysis, the allowance for loan losses at September 30, 1999 is adequate to cover future possible loan losses. If the level of impaired and nonperforming loans remains stable during the remainder of 1999, no additional loan loss provision is budgeted during 1999.

                      NORTHERN STATES FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

NONINTEREST INCOME

      Noninterest income for the three months ended September 30, 1999 was $803,000 as compared to $736,000 for the three months ended September 30, 1998, an increase of $67,000. Service fees on deposits increased by $23,000 as compared to the same quarter last year because of increased overdraft fee income. Trust fee income increased $18,000 during the quarter ended September 30, 1999 as compared to the same quarter last year as trust business increased. Mortgage banking income declined $53,000 during the third quarter of 1999 as compared to last year as increased home mortgage rates caused the levels of mortgage activity to decrease. Other income from gains on sales on loans also declined $95,000 during the third quarter of 1999 because of the higher home mortgage rates. Miscellaneous operating income during the third quarter of 1999 was $174,000 greater than the same period last year. During the third quarter of 1999 the 57,000 square foot office building located in Northbrook, Illinois that had been foreclosed upon was sold that resulted in a gain of $157,000.

     For the first nine months of 1999 noninterest income was $2,428,000 as compared to $2,024,000 for the same period of 1998, an increase of $404,000. Service fees on deposits were $11,000 more during the first nine months of 1999 as compared to the same period last year because of increased overdraft fee income. Trust income for the nine months ended September 30, 1999 increased $57,000 as a result of increased fiduciary activities. Mortgage banking income was $239,000 during the first nine months of 1999, increasing $141,000 from last year as management expanded this operating segment beginning in August 1998. The mortgage banking income consisted of fees earned by the Bank on "table funded' loans as well as fees for appraisals and credit bureau costs from borrowers of both "table funded" and loans originated and funded by the Bank that were then sold on the secondary market. Lower home mortgage rates during the fourth quarter of 1998 and the first quarter of 1999 generated increased mortgage banking income. During the second and continuing through the third quarters of 1999 higher home mortgage rates caused mortgage banking income to decline sharply during those time periods. Gains on sales of loans were also affected by the higher home mortgage rates decreasing $100,000 during the first nine months of 1999 compared to the same period of 1998. Other operating income increased $295,000 during the nine months ended September 30, 1999 compared to last year. During the third quarter of 1999 there was a one-time gain on the sale of other real estate owned which totaled $157,000. The Company also realized a $74,000 gain on the sale of a branch office during the first quarter of 1999. With the merging of First Federal Bank, fsb with the Bank of Waukegan in April 1998 the Bank had two branches within two city blocks of one another. The Bank closed the smaller of the two branches during 1998 and entered into a sales contract with a party who wished to purchase the branch for a purpose other than banking. The sale was completed during January 1999 with proceeds from the sale of $257,000. Other operating income also increased by $68,000 as the Company during 1999 began charging noncustomers for use of Company owned automated teller machines.


NONINTEREST EXPENSES

     Noninterest expenses for the quarter ended September 30, 1999 were $2,428,000 increasing $152,000 from the same quarter last year. The Company's efficiency ratio, noninterest expenses divided by the sum of net interest income and noninterest income, was 45.03% for the third quarter of 1999 as compared to 45.51% for the same quarter of 1998. The efficiency ratio is frequently used as an indicator as to how well a financial institution manages its noninterest expenses with a decreasing ratio indicating improved performance. Compared to its peers, the Company's ability to control overhead is one of its operating strengths.

                      NORTHERN STATES FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION



     Increases in salary and employee benefit expenses of $150,000 occurred during the third quarter of 1999 compared to the same period last year. Salary expense relating to stock appreciation rights were $111,000 more during the three months ended September 30, 1999 than in the same three months last year. This is directly attributable to changes in the Company's stock price. Group insurance expense increased $21,000 during the third quarter of 1999 compared to the same period last year due to premium rate increases. Overtime expense increased $11,000 during the three months ended September 30, 1999 as there were training sessions for employees on the new deposit products.

     Occupancy expenses for the third quarter of 1999 were $335,000, which was an increase of $26,000 from the third quarter of 1998. This increase in occupancy expenses is attributable to $30,000 in increased maintenance expenses during the three months ended September 30, 1999.

     Data processing expense increased $4,000 during the three months ended September 30, 1999 to $120,000.

     FDIC insurance expense was $20,000 during the three months ended September 30, 1999 decreasing slightly from $21,000 during the same period last year.

     Other real estate owned expenses increased during the third quarter of 1999 by $3,000 to $15,000.

     Miscellaneous other operating expenses for the third quarter of 1999 decreased $30,000 to $474,000 compared to the same quarter last year. Legal expenses were $60,000 less during the third quarter if 1999 compared to same quarter last year as the Company had increased legal fees during the third quarter of 1998 in connection with the agreement to purchase a branch office and to close one of its other branches. Printing and supplies expenses were $14,000 greater during the third quarter of 1999 in part related to the Bank's preparation for Year 2000 as backup manual forms were ordered in the event that the computers were unable to print the necessary documents. During the third quarter of 1999 the Company had increased audit and examination expenses of $11,000, of which a portion was related to independent auditing of Year 2000 testing results.

     During the nine months ended September 30, 1999, total noninterest expenses were $7,427,000 or $206,000 more than during the same period last year, an increase of 2.85%. The Company's efficiency ratio was 47.53% for the first nine months of 1999 as compared to 47.93% for the first nine months of 1998.

     Salaries and employee benefits expense was $197,000 more during the nine months ending September 30, 1999 as compared to the same period last year. Commissions relating to the expansion of the mortgage banking department were $155,000 higher during the nine months ended September 30, 1999 compared to the same period last year. Group insurance expense increased $116,000 during the first nine months of 1999 compared to the same period last year due to premium rate increases. Decreases to the Company's stock price lowered salary expenses relating to stock appreciation rights by $87,000 from last year.

                      NORTHERN STATES FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



     Occupancy expenses were $98,000 more during the first nine months of 1999 when compared to the same period of 1998. Depreciation expenses for building and equipment were $53,000 higher than for the same period of 1998. The purchase and opening of a new branch office in the neighboring community of Winthrop Harbor, Illinois accounts for much of the increases in depreciation expenses. Building and equipment maintenance costs, many related to the new branch office, also increased $51,000 during the first nine months of 1999 compared to 1998.

     Data processing expense decreased slightly by $5,000 during the first nine months of 1999 when compared to the same period of 1998.

     FDIC deposit insurance expense was $63,000 for the first three quarters of 1999, $1,000 less than for the same period last year.

    Other real estate owned expenses declined $20,000 during the nine months ending September 30, 1999 as compared to the same period last year as rents from other real estate increased when the Northbrook, Illinois building was added to the other real estate owned portfolio. Lower property taxes on the other real estate owned portfolio also contributed to the decreases in other real estate owned expenses. With the sale of the Northbrook, Illinois building it is expected that other real estate owned expenses will increase as the rent credits will decline.

     Miscellaneous other operating expenses were $63,000 less for the nine months ending September 30, 1999 as compared to the same period last year. Legal expenses declined $157,000 during the first nine months of 1999 as there were increases to legal fees during 1998 resulting from the merger between the two subsidiaries, the five-for-one stock split, the purchase of a branch office and the closing of another branch office. Due to the expansion of the mortgage banking area there were increases during the first nine months of 1999 to loan expenses of $69,000. Printing and supplies expenses were $36,000 greater during the first nine months 1999 in part related to the Bank's preparation for Year 2000 as backup manual forms were ordered.


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

    The Company has instituted a customer awareness program in which information regarding the Year 2000 is provided to customers through various media. This information includes material such as a general explanation as to the century date change, disclosure of the Bank's state of preparedness for the Year 2000, suggested preparations that our customers might employ, and fraud alerts. These efforts to prepare our customers and to alleviate their fears will continue through the end of 1999.

     A majority of the Company's data processing is performed by an outside bank data processing service bureau which has assured the Company that their core products are fully Year 2000 compliant. Despite these assurances, the Company did participate in an in depth proxy testing program, which was conducted by the service bureau's User's Group. The results of this testing were reviewed by an independent auditing firm and have confirmed the service bureau's statements of Year 2000 compliance.

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


FEDERAL AND STATE INCOME TAXES

     For the three months ended September 30, 1999 and 1998, the Company's provision for federal and state income taxes was $932,000 and $856,000, which as a percentage of pretax earnings was 31.44% and 31.41%. For the nine months ended September 30, 1999, the Company's provision for federal and state taxes was $2,548,000 or 31.07% of pretax earnings as compared to $2,443,000 or 31.18% of pretax earnings for the nine months ending September 30, 1998.

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

                      NORTHERN STATES FINANCIAL CORPORATION

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

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

     The Federal Reserve Board, together with the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation, adopted a Joint Agency Policy Statement on Interest-Rate Risk, effective June 26, 1996. The policy statement provides guidance to examiners and bankers on sound practices for managing IRR, which will form the basis for ongoing evaluation of the adequacy of IRR management at supervised institutions. The policy statement also outlines fundamental elements of sound management that have been identified in prior Federal Reserve guidance and discusses the importance of these elements in the context of managing IRR. Specifically, the guidance emphasizes the need for active board of director and management oversight and a comprehensive risk-management process that effectively identifies, measures, and controls IRR. One approach used by management is to minimize IRR is to periodically shock the balance sheet by decreasing rates 2% and increasing rates 2% using computer simulation to show the effect of rate changes on the fair value of the Company. This approach falls under the broad definition of asset/liability management. The Company's primary asset/liability management technique is the interest rate shock.

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

     The following Table 3 shows information as of June 30, 1999 and December 31, 1998 about how interest rate shocks of decreasing rates 2% and increasing rates 2% effect the fair value of the Company's balance sheet. The data shown in Table 3 is as of June 30, 1999 as it is the most current available financial information from the computer simulation model used. At June 30, 1999 the fair value of the Company's assets was $474.6 million compared to the book value on the Company's financial statements at June 30, 1999 of $471.5 million. Table 3 shows that at June 30, 1999 the fair value of the Company's assets would increase $20.4 million if rates would immediately drop 2%. If rates would immediately rise 2% at June 30, 1999 the assets fair value would decrease $20.1 million. The table also shows that the fair value of the Company's equity would increase by $12.1 million if rates drop 2%. If at June 30, 1999, rates increase 2% immediately the fair value of the Company's equity would decline by $6.1 million. Table 3 also shows for comparison what the effect of interest rate shocks would do to the fair value of the Company's balance sheet at December 31, 1998. The fair value of the Company's assets would increase at December 31, 1998 if rates drop and decrease if rates rise. The Company believes that the assumptions utilized for Table 3 are reasonable.

                      NORTHERN STATES FINANCIAL CORPORATION

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK
                                     TABLE 3
                      NORTHERN STATES FINANCIAL CORPORATION
               EFFECT OF INTEREST SHOCKS ON FINANCIAL INSTRUMENTS
                    as of June 30, 1999 and December 31, 1998

                                                            Fair Value at June 30, 1999
                                                   --------------------------------------------------
                                                       Down 2%          Current           Up 2%
                                                   --------------------------------------------------
Assets
    Cash and cash equivalents                               $14,309          $14,309         $14,309
    Interest bearing deposits in financial
       institutions - maturities over 90 days                   101              100              99
    Securities available for sale                           211,472          199,865         188,112
    Loans                                                   249,592          240,767         232,476
    Direct lease financing                                      950              936             924
    Other assets                                             18,631           18,632          18,631
                                                   --------------------------------------------------
    Total assets                                           $495,055         $474,609        $454,551
                                                   ==================================================

Financial liabilities:
    Deposits                                               $349,125         $345,663        $336,272
    Securities sold under repurchase agreements
      and other short-term borrowings                        51,086           51,083          51,080
    Federal Home Loan Bank term advances                      7,972            7,160           6,449
         Other liabilities                                    9,220            5,116           1,278
                                                   --------------------------------------------------
         Total liabilities                                  417,403          409,022         395,079
    Total equity                                             77,652           65,587          59,472
                                                   --------------------------------------------------
    Total liabilities and equity                           $495,055         $474,609        $454,551
                                                   ==================================================

                                                            Fair Value at December 31, 1998
                                                   --------------------------------------------------
                                                       Down 2%          Current           Up 2%
                                                   --------------------------------------------------
Assets
    Cash and cash equivalents                               $27,960          $27,959         $27,958
    Interest bearing deposits in financial
       institutions - maturities over 90 days                   101              100              99
    Securities available for sale                           213,608          200,861         189,199
    Loans                                                   259,503          250,721         242,283
    Direct lease financing                                    1,017            1,001             987
    Other assets                                             15,238           15,238          15,238
                                                   --------------------------------------------------
    Total assets                                           $517,427         $495,880        $475,764
                                                   ==================================================

Financial liabilities:
    Deposits                                               $363,356         $356,971        $350,093
    Securities sold under repurchase agreements
      and other short-term borrowings                        47,994           47,990          47,986
    Federal Home Loan Bank term advances                      9,039            8,482           8,005
         Other liabilities                                    7,062            7,062           7,062
                                                   --------------------------------------------------
         Total liabilities                                  427,451          420,505         413,146
    Total equity                                             89,976           75,375          62,618
                                                   --------------------------------------------------
    Total liabilities and equity                           $517,427         $495,880        $475,764
                                                   ==================================================

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to sign on its behalf by the undersigned hereunto duly authorized, on this 10th day of November 1999.



NORTHERN STATES FINANCIAL CORPORATION
           (Registrant)




Date:             November 10, 1999                  By:      /s/ Fred Abdula
      --------------------------------------             -------------------------------------------------
                                                              Fred Abdula
                                                              Chairman of the Board of
                                                              Directors and President



Date:             November 10, 1999                  By:      /s/ Thomas M. Nemeth
      --------------------------------------             -------------------------------------------------
                                                              Thomas M. Nemeth
                                                              Vice President and Treasurer