Form 10-K405
period 1999-12-31
NORTHERN STATES FINANCIAL CORP /DE/
filed 2000-03-28
CIK 744485

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         ------------------------------

                                    FORM 10-K

        [ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

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
           Securities registered pursuant to Section 12(g) of the Act

                                                   Name of each exchange
      Title of each class                            which registered
     ---------------------                        -----------------------
   Common Stock $.40 par value                    NASDAQ Small-Cap Market


                                Cover Page 1 of 2

                               Page 1 of 63 Pages
                        Exhibit Index Appears on Page 21

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


     The aggregate market value of the voting shares held by nonaffiliates of the Registrant is $59,438,300, as of March 21, 2000. Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are "affiliates" and that the last price known to management was a sale on March 21, 2000, of $20.00 per share.



     4,460,345 shares of common stock were outstanding as of March 21, 2000.



                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Parts II and IV are incorporated by reference from the Registrant's 1999 Annual Report to Stockholders; and a portion of Part III is incorporated by reference from the Registrant's Proxy Statement dated March 28, 2000, for the Annual Meeting of Stockholders to be held April 27, 2000.

     Except for those portions of the 1999 Annual Report incorporated by reference, the Annual Report is not deemed filed as part of this Report.




                                Cover Page 2 of 2

                                      INDEX
                                      -----


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

                                     PART I
                                     ------

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

     The Registrant is registered under the Bank Holding Company Act of 1956, as amended, and owns all the outstanding stock of the Bank. At December 31, 1999, the Company had 435 registered stockholders of record, 4,458,345 shares of Common Stock outstanding, and total consolidated assets of approximately $477 million. Aside from the stock of the Bank and cash, the Registrant has no other substantial assets.

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

     The Registrant and Bank have no material patents, licenses or franchises except the corporate franchises and trademarks, which permit them to engage in banking and trust practices pursuant to law.

     The following table shows loans and deposits of the Bank as of December 31, 1999 (in thousands of dollars):

                                   Loans      Deposits
                                 ---------------------
                                 $248,162     $334,251

     The principal business of the Registrant, operating through the Bank, consists of attracting deposits and securities sold under repurchase agreements from the general public, making commercial loans, loans secured by residential and commercial real estate and consumer loans, and operating mortgage banking and trust businesses.

                              SUBSIDIARY OPERATIONS


     The Bank of Waukegan was chartered as a state bank in 1962 and is located in Waukegan, Illinois. Waukegan is located approximately 37 miles north of Chicago, Illinois and has a population of approximately 70,000. At December 31, 1999 the Bank of Waukegan had total assets of approximately $476.5 million, deposits of approximately $334.9 million and stockholder's equity of approximately $64.9 million. The Bank has three banking offices located in Waukegan, one office located in Antioch, Illinois, one office located in Gurnee, Illinois, and one office located in Winthrop Harbor, Illinois.

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

     The Bank's trust department acts as executor, administrator, trustee, conservator, guardian, custodian and agent. At December 31, 1999, the Trust Department had assets under management or custodial arrangements of approximately $186 million. Its office is located in Waukegan, Illinois.


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

Mortgage Banking - The Bank conducts a mortgage origination operation through its mortgage division. Since 1991, the Bank through the former Thrift began to fund conforming long-term residential mortgage loans and selling them in the secondary market with servicing retained. During 1998, the Bank's mortgage banking operation began taking and processing loan applications that are "table funded" by the institution that ultimately funds and owns the loan. These loans are sold without the Bank retaining servicing. The Bank has a portfolio of serviced mortgages of approximately $48.1 million at December 31, 1999.

Consumer Lending - The Bank's consumer lending department provides all types of consumer loans including motor vehicle, home improvement, home equity, student loans, unsecured loans and small personal credit lines.

Trust Department - The Bank's trust department has been providing trust services to the community for over 10 years. Currently, the Bank has over $186 million of trust assets under management and provides a full complement of trust services for individuals and corporations including land trust services.

     To build on the trust department's mainstay of personal trust administration, the trust department's focus is in two major areas: (i) investment management for individuals and (ii) administration and investment services for employee benefit plans.


                                   COMPETITION


     The Registrant and its subsidiary encounter significant competition in all of their activities. The Chicago metropolitan area and suburban Lake County have a high density of financial institutions, many of which are significantly larger and have substantially greater financial resources than the Company and its subsidiary, and all of which are competitors of the Company and its subsidiary to varying degrees. The Registrant and its subsidiary are subject to competition from various financial institutions, including state and national banks, state and federal savings associations, credit unions, certain non-banking consumer lenders, and other companies or firms, including brokerage houses and mortgage brokers, that provide similar services in northeastern Illinois. In total, there are 22 financial institutions which have offices located in the Waukegan-Gurnee area, including the Bank. These financial institutions consist of 11 banks, 3 savings associations and 8 credit unions. The Bank also competes with money funds and with insurance companies with respect to its individual retirement accounts.

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


                                    EMPLOYEES


     The Registrant and its subsidiary employed 119 full-time and 29 part-time employees as of December 31, 1999. None of the Registrant's employees is represented by any collective bargaining group. The Company offers a variety of employee benefits and management considers its employee relations to be good.


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

     On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (the "GLB Act"). The GLB Act significantly changes financial services regulation by expanding permissible nonbanking activities of bank holding companies and removing barriers to affiliations among banks, insurance companies, securities firms and other financial services entities. These new activities can be conducted through a holding company structure or, subject to certain limitations, through a financial subsidiary of a bank. The GLB Act repeals the anti-affiliation provisions of the Glass-Stegall Act and revises the Bank Holding Company Act. The GLB Act permits qualifying holding companies, called "financial holding companies," to engage in, or to affiliate with companies engaged in, a full range of financial activities including banking, insurance activities (including insurance underwriting and portfolio investing), securities activities and merchant banking. A bank holding company's subsidiary banks must be "well-capitalized" and "well-managed" and have at least a "satisfactory" Community Reinvestment Act rating for the bank holding company to elect status as a financial holding company.

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

     Under the FDIC's risk-based insurance assessment system, each insured depository institution is placed in one of nine risk categories based on its level of capital and other relevant information. Each insured depository institution's insurance assessment rate is then determined by the risk category in which it has been classified by the FDIC. Under the assessment schedule applicable for the second semi-annual assessment period of 1999 to BIF-insured institutions (such as the Bank), assessment rates ranged from 0% to 0.27% of deposits. In addition, the Bank is subject to "FICO assessments" to repay obligations issued by a federally chartered corporation to provide financing for resolving the thrift crises of the 1980s. Currently, the FICO assessment rate is .0208%.

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

         In addition, the Federal Reserve has established minimum Leverage Ratio (Tier 1 capital to quarterly average total assets) guidelines for bank holding companies and banks. These guidelines provide for a minimum Leverage Ratio of 3% for bank holding companies and banks that meet certain specified criteria, including having the highest regulatory rating. All other banking organizations are required to maintain a Leverage Ratio of at least 3% plus an additional cushion of 100 to 200 basis points. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a "Tangible Tier 1 Leverage Ratio" in evaluating proposals for expansion or new activities. The Tangible Tier 1 Leverage Ratio is the ratio of Tier 1 capital, less intangibles not deducted from Tier 1 capital, to quarterly average total assets. As of December 31, 1999, the Federal Reserve had not advised the Company of any specific minimum Tangible Tier 1 Leverage Ratio applicable to it. At December 31, 1999, the Company had a Tangible Tier 1 Leverage Ratio of 14.53%.

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

     FDICIA directs that each federal banking agency prescribe standards for depository institutions or depository institutions' holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses and other standards as they deem appropriate. Many regulations implementing these directives have been adopted by the agencies

     As a member of the FRB, the Bank is subject to regulations requiring depository institutions to maintain reserves against a specified percentage of transaction accounts (primarily NOW and regular checking). Reserves are maintained in the form of vault cash or non-interest bearing deposits with the FRB. The FRB regulations generally require 3% reserves on the first $39.3 million of transaction accounts; however, the first $5 million of these otherwise reservable balances (subject to adjustments by the FRB) are exempted from the 3% reserve requirement. Net transaction balances over $39.3 million are subject to a reserve requirement of $1,179,000 plus 10% of the amount of the net transaction balances over $39.3 million. The Bank is in compliance with the forgoing requirements.

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

BUSINESS-STATISTICAL DISCLOSURE

     The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and the Results of Operations" on Pages 14 through 32 of the 1999 Annual Report to Stockholders (filed as Exhibit 13, pages 22 through 40 of this report) is incorporated herein by reference.


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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

Not Applicable

                                     PART II



ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
             AND RELATED STOCKHOLDER MATTERS


     The information set forth under the captions "Stock Market Information"; "Price Summary"; and "Cash Dividends" on Page 54 of the 1999 Annual Report to Stockholders (filed as Exhibit 13, page 62 of this report) is incorporated herein by reference.



ITEM 6.  SELECTED FINANCIAL DATA


     The information set forth under the caption "Selected Consolidated Financial Data" on Page 14 of the 1999 Annual Report to Stockholders (filed as
Exhibit 13, page 22 of this report) is incorporated herein by reference.



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS


     The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Pages 14 through 32 of the 1999 Annual Report to Stockholders (filed as Exhibit 13, pages 22 through 40 of this report) is incorporated herein by reference.



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
             ABOUT MARKET RISK


     The information set forth under the caption "Quantitative and Qualitative Disclosures about Market Risk" on Pages 32 through 34 of the 1999 Annual Report to Stockholders (filed as Exhibit 13, pages 40 through 42 of this report) is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements of the Registrant and the Independent Auditors' Report as set forth on the following pages of the 1999 Annual Report to Stockholders (filed as Exhibit 13, to this report) are incorporated herein by reference:

                                                                Annual Report
                                                               to Stockholders
                                                                    Page
                                                               ---------------

Independent Auditors' Report                                         35

Consolidated Balance Sheets as of
  December 31, 1999 and 1998                                         36

Consolidated Statements of Income for the
  Years ended December 31, 1999, 1998 and 1997                       37

Consolidated Statements of Cash Flows for the
  Years ended December 31, 1999, 1998 and 1997                       38

Consolidated Statements of Stockholders'
  Equity for the Years ended
  December 31, 1999, 1998 and 1997                                   39

Consolidated Statements of Comprehensive
  Income for the Years ended
  December 31, 1999, 1998 and 1997                                   39

Notes to the Consolidated Financial Statements                       40

Parent Company Only Financial Statements                             52

     The portions of the 1999 Annual Report to Stockholders which are not specifically incorporated by reference as a part of this Form 10-K are not deemed to be a part of this report.



ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III
                                    --------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


DIRECTORS - The information with respect to Directors of the Registrant set forth under the caption "Directors and Executive Management" on pages 2 and 3 of the Registrant's Proxy Statement, dated March 28, 2000, relating to the April 27, 2000 Annual Meeting of Stockholders is incorporated herein by reference.

EXECUTIVE OFFICERS - The Company's only executive officer is Mr. Fred Abdula, the President of the Company at December 31, 1999. The information with respect to Mr. Abdula is set forth under the caption "Directors and Executive Management" on pages 2 and 3 of the Registrant's Proxy Statement, dated March 28, 2000, relating to the April 27, 2000 Annual Meeting of Stockholders and is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION


     The information set forth under the caption "Executive Compensation" and "Summary Compensation Table" on page 5 of the Registrant's Proxy Statement, dated March 28, 2000, relating to the April 27, 2000 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT


     The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" on page 4 of the Registrant's Proxy Statement, dated March 28, 2000, relating to the April 27, 2000 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


    The information set forth under the caption "Compensation Committee Interlocks and Insider Participation" on page 8 of the Registrant's Proxy Statement, dated March 28, 2000, relating to the April 27, 2000 Annual Meeting of Stockholders is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

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

         4 Specimen Stock Certificate. (Incorporated by reference to the Registrant's Registration Statement of Form S-1, as amended (File No. 33-38697) initially filed with the Commission on January 25, 1991.)

         10 1992 Northern States Omnibus Incentive Plan. (Filed with Registrant's annual report on Form 10-K for the year ended December 31, 1994 Commission File 0-19300 and incorporated here by reference.)

         11 Statement of Computation of per share earnings. Contained in Notes 1 and 14 to the consolidated financial statements, pages 41 and 51, 1999 Annual Report to Stockholders (filed as Exhibit 13 pages 49 and 59 to this report) is incorporated by reference.

         13 Copy of the Company's Annual Report to Stockholders for the year ended December 31, 1999. This exhibit, except for portions thereof that have been specifically incorporated by reference into this report, is furnished for the information of the Commission and shall not be deemed "filed" as part hereof.

         21   List of Subsidiaries.

(b)        Reports on Form 8-K

           No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1999.

(c)        Exhibit List and Index

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, on this 28th day of March 2000.



NORTHERN STATES FINANCIAL CORPORATION
           (Registrant)






                                              Fred Abdula,
                                              Chairman of the Board
                                              and President
          /s/ Fred Abdula                     (Principal Executive Officer)
-----------------------------------




                                              Thomas M. Nemeth,
                                              Vice President and Treasurer
                                              (Principal Financial Officer and
          /s/ Thomas M. Nemeth                Principal Accounting Officer)
-----------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each director of the Registrant, whose signature appears below, hereby appoints Fred Abdula and Thomas M. Nemeth and each of them severally, as his attorney-in-fact, to sign in his name and on his behalf, as a director of the Registrant, and to file with the Commission any and all Amendments to this Report on Form 10-K, on this 28th day of March 2000.


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

Helen Rumsa, Director                          /s/ Helen Rumsa
                                             ----------------------------

Frank Ryskiewicz, Director                     /s/ Frank Ryskiewicz
                                             ----------------------------

Henry G. Tewes, Director                       /s/ Henry G. Tewes
                                             ----------------------------

Arthur J. Wagner, Director                     /s/ Arthur J. Wagner
                                             ----------------------------

             NORTHERN STATES FINANCIAL CORPORATION AND SUBSIDIARIES
                                    FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1999

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

 4       Specimen Stock Certificate. (Incorporated by reference to the Registrant's
         Registration Statement of Form S-1, as amended (File No. 33-38697) initially filed with the Commission on January 25, 1991.)

 10      1992 Northern States Omnibus Incentive Plan.
         (Filed with Registrant's annual report on Form 10-K for the year ended December 31, 1994 Commission File 0-19300 and incorporated here by reference.)

 11      Statement of Computation of per share earnings.  Contained in Notes 1 and 14 to the consolidated financial statements, pages 41 and 51, 1999 Annual Report to Stockholders (filed as
         Exhibit 13 to this report) is incorporated by reference.                        49 and 59

 13      Copy of the Company's Annual Report to Stockholders for
         the year ended December 31, 1999.  This exhibit, except for portions thereof that have been specifically incorporated
         by reference into this Report, is furnished for the information
         of the Commission and shall not be deemed "filed" as part hereof.               22


 21      List of Subsidiaries.                                                           63
