Form 10-Q
period 2000-03-31
NORTHERN STATES FINANCIAL CORP /DE/
filed 2000-05-12
CIK 744485

================================================================================

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       -----------------------------------

                                    FORM 10-Q

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ending March 31, 2000

                                       OR

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                       -----------------------------------


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

                       -----------------------------------

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

                4,460,345 shares of common stock were outstanding
                              as of March 31, 2000

              NORTHERN STATES FINANCIAL CORPORATION AND SUBSIDIARY
                                    FORM 10-Q
                                 MARCH 31, 2000
                                      INDEX


PART I.   FINANCIAL INFORMATION

  Item 1.  Financial Statements                                                    Page Number

      Independent Accountants' Report.....................................................2

      Condensed consolidated balance sheets as of March 31,
       2000, December 31, 1999, and March 31, 1999........................................3

      Condensed consolidated statements of income for the three
       months ended March 31, 2000 and 1999...............................................4

      Condensed consolidated statements of comprehensive income
       the three months ended March 31, 2000 and 1999.....................................5

      Condensed consolidated statements of cash flows for
       the three months ended March 31, 2000 and 1999.....................................6

      Notes to condensed consolidated financial statements...........................7 - 17


  Item 2.  Management's discussion and analysis of financial condition and results of operations.....................................18 - 24

  Item 7A. Quantitative and qualitative disclosures
            about market risk.......................................................24 - 26

PART II.   OTHER INFORMATION


      Signatures.........................................................................27

                      NORTHERN STATES FINANCIAL CORPORATION
                                    FORM 10-Q
                                 MARCH 31, 2000





INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Stockholders
Northern States Financial Corporation
Waukegan, Illinois

     We have reviewed the condensed consolidated balance sheet of NORTHERN STATES FINANCIAL CORPORATION as of March 31, 2000 and the related condensed consolidated statements of income, comprehensive income and cash flows of the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.


    /s/ Crowe, Chizek and Company LLP
-----------------------------------------

Oak Brook, Illinois
April 27, 2000

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2000, December 31, 1999 and March 31, 1999
(In thousands of dollars)

                                                                  March 31,     December 31,  March 31,
      Assets                                                         2000          1999          1999
                                                                  --------      -----------   ---------
Cash and due from banks.......................................... $ 12,933        $ 16,740    $ 16,532
Interest bearing deposits in financial institutions -
    maturities less than 90 days.................................      111             160          51
Federal funds sold...............................................   12,500               0      19,500
                                                                  --------        --------    --------
   Total cash and cash equivalents...............................   25,544          16,900      36,083
Interest bearing deposits in financial institutions -
    maturities over 90 days......................................      100             100         100
Securities available for sale....................................  189,295         196,684     181,408
Loans............................................................  255,284         248,162     239,689
Less: Allowance for loan losses..................................   (5,241)         (5,368)     (4,791)
                                                                  --------        --------    --------
   Loans, net....................................................  250,043         242,794     234,898
Direct lease financing...........................................    2,228           2,138         956
Office buildings and equipment, net..............................    6,086           6,176       6,438
Other real estate owned, net of allowance for losses
   of $552 at March 31,1999......................................    2,702           2,622       5,007
Accrued interest receivable......................................    4,828           4,361       4,296
Other assets.....................................................    5,626           4,906       2,099
                                                                  --------        --------    --------
   Total assets.................................................. $486,452        $476,681    $471,285
                                                                  ========        ========    ========

      Liabilities and Stockholders' Equity
Liabilities
Deposits
   Demand - noninterest bearing.................................. $ 44,222        $ 41,261    $ 42,823
   NOW accounts..................................................   43,696          41,787      42,539
   Money market accounts.........................................   37,713          37,636      42,661
   Savings.......................................................   46,549          44,207      46,178
   Time, $100,000 and over.......................................   80,542          83,266      82,029
   Time, under $100,000..........................................   94,373          86,094      85,648
                                                                  --------        --------    --------
      Total deposits.............................................  347,095         334,251     341,878
Securities sold under repurchase agreements
   and other short-term borrowings...............................   55,756          70,436      45,815
Federal Home Loan Bank advance...................................   10,000               0      10,000
Advances from borrowers for taxes and insurance..................      937             645       1,288
Accrued interest payable and other liabilities...................    6,315           5,815       6,130
                                                                  --------        --------    --------
      Total liabilities..........................................  420,103         411,147     405,111

Stockholders' Equity
Common stock.....................................................    1,784           1,783       1,782
Additional paid-in capital.......................................   11,421          11,405      11,353
Retained earnings................................................   57,949          55,898      53,146
Accumulated other comprehensive loss, net........................   (4,805)         (3,552)       (107)
                                                                  --------        --------    --------
   Total stockholders' equity....................................   66,349          65,534      66,174
                                                                  --------        --------    --------
   Total liabilities and stockholders' equity.................... $486,452        $476,681    $471,285
                                                                  ========        ========    ========



     The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three months ended March 31, 2000 and 1999
(In thousands of dollars, except per share data)


                                                                        2000       1999
                                                                       ------     ------
Interest income
   Loans (including fee income).....................................   $5,512     $5,136
   Securities
     Taxable........................................................    2,738      2,506
     Exempt from federal income tax.................................      240        265
   Interest bearing deposits in financial institutions..............        4          3
   Federal funds sold...............................................       45        160
                                                                       ------     ------
      Total interest income.........................................    8,539      8,070
                                                                       ------     ------
Interest expense
   Time deposits....................................................    2,331      2,200
   Other deposits...................................................      919        978
   Other borrowings.................................................      821        629
                                                                       ------     ------
      Total interest expense........................................    4,071      3,807
                                                                       ------     ------
Net interest income.................................................    4,468      4,263
Provision for loan losses...........................................        0          0
                                                                       ------     ------
Net interest income after provision for
   loan losses......................................................    4,468      4,263
                                                                       ------     ------
Noninterest income
   Service fees on deposits.........................................      342        262
   Trust income.....................................................      192        197
   Mortgage banking income..........................................       21        182
   Net gains on sales of loans......................................        0         86
   Other operating income...........................................      167        185
                                                                       ------     ------
      Total noninterest income......................................      722        912
                                                                       ------     ------
Noninterest expense
   Salaries and employee benefits...................................    1,460      1,567
   Occupancy and equipment, net.....................................      318        354
   Data processing..................................................      119        130
   FDIC deposit insurance...........................................       20         21
   Other real estate owned..........................................       12         21
   Other operating expenses.........................................      492        499
                                                                       ------     ------
      Total noninterest expense.....................................    2,421      2,592
                                                                       ------     ------
Income before income taxes..........................................    2,769      2,583
Provision for income taxes..........................................      718        795
                                                                       ------     ------
Net income..........................................................   $2,051     $1,788
                                                                       ======     ======
Basic earnings per share............................................   $ 0.46     $ 0.40

Diluted earnings per share..........................................   $ 0.46     $ 0.40

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three months ended March 31, 2000 and 1999
(In thousands of dollars)




                                                               2000       1999
                                                              ------     ------
Net income................................................    $2,051     $1,788
Other comprehensive income:
      Unrealized losses arising during period
        on securities available for sale, net of tax
        of ($791) and ($471)..............................    (1,253)      (745)
                                                              ------     ------
Comprehensive income......................................    $  798     $1,043
                                                              ======     ======


The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2000 and 1999
(In thousands of dollars)

                                                                                         2000            1999
                                                                                       -------         -------
Cash flows from operating activities
       Net income..................................................................    $ 2,051         $ 1,788
       Adjustments to reconcile net income to net cash from
        operating activities:
          Depreciation.............................................................        117             169
          Deferred loan fees.......................................................        (32)            (11)
          Net change in loans held for sale........................................          0             863
          Net gains on sales of loans..............................................          0             (85)
          Net gain on sale of building.............................................          0             (74)
          Amortization of mortgage servicing rights................................         14              18
          Net change in interest receivable........................................       (467)            112
          Net change in interest payable...........................................        158            (444)
          Net change in other assets...............................................         57              40
          Net change in other liabilities..........................................        342             504
                                                                                       -------         -------
             Net cash from operating activities....................................      2,240           2,880
                                                                                       -------         -------
Cash flows from investing activities
          Maturities of securities available for sale..............................      5,645          42,449
          Purchases of securities available for sale...............................       (300)        (24,212)
          Change in loans made to customers........................................     (7,297)          2,601
          Property and equipment expenditures......................................        (27)           (143)
          Proceeds from sale of building...........................................          0             257
          Net change in direct lease financing.....................................        (90)             31
                                                                                       -------         -------
             Net cash from investing activities....................................     (2,069)         20,983
                                                                                       -------         -------
Cash flows from financing activities
          Net increase (decrease) in:
            Deposits...............................................................     12,844         (13,878)
            Securities sold under repurchase agreements
              and other short-term borrowings......................................    (14,680)         (2,175)
            Advances from borrowers for taxes and insurance........................        292             296
          Federal Home Loan Bank advance...........................................     10,000               0
          Net proceeds from exercise of stock options..............................         17              18
                                                                                       -------         -------
             Net cash from financing activities....................................      8,473         (15,739)
                                                                                       -------         -------
Net change in cash and cash equivalents............................................      8,644           8,124
Cash and cash equivalents at beginning of period...................................     16,900          27,959
                                                                                       -------         -------
Cash and cash equivalents at end of period.........................................    $25,544         $36,083
                                                                                       =======         =======
Supplemental disclosures
          Cash paid during the period for
             Interest..............................................................    $ 3,913         $ 4,251
          Noncash investing activities
             Transfers made from loans to other real estate owned..................         80           2,510
             Transfers made from loans held for sale to portfolio..................          0           1,224

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     NORTHERN STATES FINANCIAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2000

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

     The condensed consolidated balance sheets are as of March 31, 2000, December 31, 1999 and March 31, 1999. The condensed consolidated statements of income and the condensed consolidated statements of comprehensive income are for the three months ended March 31, 2000 and 1999. The condensed statements consolidated statements of cash flows are for the three months ended March 31, 2000 and 1999.

     The interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes (or "notes thereto") of the Company for the years ended December 31, 1999, 1998 and 1997.

     The results of operations for the three month period ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year.

     Basic earnings per share is based on weighted-average shares outstanding. Diluted earnings per share further assumes issue of any dilutive potential common shares. Common stock information is summarized as follows:

                                         March 31,     December 31,    March 31,
                                           2000           1999           1999
                                        ----------------------------------------
Common shares authorized ..........      6,500,000      6,500,000      6,500,000

Common shares outstanding .........      4,460,345      4,458,345      4,455,435

Par value per share ...............          $0.40          $0.40          $0.40

                     NORTHERN STATES FINANCIAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2000

              (Dollar amounts in thousands, except per share data)

                                  (Unaudited)


Note 2 - Securities

     The amortized cost, gross unrealized gains and losses and fair value of securities available for sale as of March 31, 2000, December 31, 1999 and March 31, 1999 are as follows:

March 31, 2000                               Amortized       Gross Unrealized          Fair
--------------                                  Cost        Gains       Losses         Value
                                             --------------------------------------------------
U.S. Treasury ..............................  $    999     $      0      $    (5)     $    994
U.S. Government agencies and corporations ..   168,021            0       (7,759)      160,262
States and political subdivisions ..........    19,726           92         (249)       19,569
Mortgage-backed securities .................     6,426            6         (114)        6,318
Equity securities ..........................     1,966          186            0         2,152
                                             --------------------------------------------------
   Total ...................................  $197,138     $    284      $(8,127)     $189,295
                                             ==================================================

December 31, 1999                            Amortized       Gross Unrealized          Fair
-----------------                               Cost        Gains       Losses         Value
                                             --------------------------------------------------
U.S. Treasury ..............................  $  4,999     $      0      $    (1)     $  4,998
U.S. Government agencies and corporations ..   168,024            0       (5,933)      162,091
States and political subdivisions ..........    20,719          172         (181)       20,710
Mortgage-backed securities .................     6,775           10          (73)        6,712
Equity securities ..........................     1,966          211           (4)        2,173
                                             --------------------------------------------------
   Total ...................................  $202,483     $    393      $(6,192)     $196,684
                                             ==================================================

March 31, 1999                               Amortized       Gross Unrealized          Fair
--------------                                  Cost        Gains       Losses         Value
                                             --------------------------------------------------
U.S. Treasury ..............................  $ 13,009     $     54     $      0      $ 13,063
U.S. Government agencies and corporations ..   135,969           53       (1,094)      134,928
States and political subdivisions ..........    21,895          535          (23)       22,407
Mortgage-backed securities .................     8,785           97           (5)        8,877
Equity securities ..........................     1,925          210           (2)        2,133
                                             --------------------------------------------------
   Total ...................................  $181,583     $    949      $(1,124)     $181,408
                                             ==================================================

                     NORTHERN STATES FINANCIAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2000

              (Dollar amounts in thousands, except per share data)

                                  (Unaudited)


     Contractual maturities of securities available for sale at March 31, 2000 were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities and equity securities, are shown separately.


                                                          Amortized      Fair
                                                             Cost        Value
                                                          ----------------------
               Due in one year of less .................. $ 11,243     $ 11,232
               Due after one year through five years ....  159,011      152,145
               Due after five years through ten years ...   18,492       17,448
                                                          ----------------------
                                                           188,746      180,825
               Mortgage-backed securities ...............    6,426        6,318
               Equity securities ........................    1,966        2,152
                                                          ----------------------
                        Total ........................... $197,138     $189,295
                                                          ======================


     Mortgage-backed securities are comprised of investments in pools of residential mortgages. The mortgage pools are issued and guaranteed by the Federal Home Loan Mortgage Corporation (FHLMC), the Government National Mortgage Corporation (GNMA) or the Federal National Mortgage Association (FNMA).

    The fair value of agency securities with call options totaled $151,396 at March 31, 2000. As of March 31, 2000, the Company held no structured notes.

     There were no sales of securities during the three months ended March 31, 2000 and 1999.

    Securities carried at $139,910 and $131,957 at March 31, 2000 and 1999 were pledged to secure public deposits, repurchase agreements and for other purposes as required or permitted by law.

                     NORTHERN STATES FINANCIAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2000

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

     Loans at March 31, 2000, December 31, 1999 and March 31, 1999 were as follows:

                                                               March 31,     December 31,  March 31,
                                                                 2000            1999        1999
                                                               --------------------------------------
         Commercial.........................................    $ 63,447       $ 60,570    $ 62,132
         Real estate - construction.........................      23,507         21,813      16,165
         Real estate - mortgage.............................     143,946        142,016     137,394
         Home equity........................................      17,544         17,259      15,543
         Installment........................................       7,242          6,957       8,965
                                                               --------------------------------------
            Total loans.....................................     255,686        248,615     240,199
         Unearned income....................................         (50)           (69)       (108)
         Deferred loan fees.................................        (352)          (384)       (402)
                                                               --------------------------------------
            Loans, net of unearned income
            and deferred loan fees..........................     255,284        248,162     239,689
         Allowance for loan losses..........................      (5,241)        (5,368)     (4,791)
                                                               --------------------------------------
            Loans, net......................................    $250,043       $242,794    $234,898
                                                               ======================================

     The were no loans held for sale on March 31, 2000 or December 31, 1999. On March 31, 1999 loans held for sale were approximately $3,797 and were classified as real estate loans. During the first quarter of 1999 the Company transferred loans held for sale with a book value and fair value of $1,244 to portfolio loans.

     Real estate - mortgage loans with a carrying value of $17,973, $18,276 and $18,047 were pledged to secure public deposits at March 31, 2000, December 31, 1999 and March 31, 1999. The Company has also pledged real estate - mortgage loans on residential property in an amount equal to at least 167% of the outstanding Federal Home Loan Bank advances.

     Non-performing loans, which includes loans contractually past due ninety days or more, loans accounted for on a nonaccrual basis, and loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower, amounted to $1,047 at March 31, 2000, $815 at December 31, 1999 and $465 at March 31, 1999.

                     NORTHERN STATES FINANCIAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2000

              (Dollar amounts in thousands, except per share data)

                                  (Unaudited)


     Impaired loans were as follows for March 31, 2000, December 31, 1999 and March 31, 1999:

                                                      March 31,   December 31,     March 31,
                                                        2000         1999            1999
                                                      --------------------------------------
         Loans with no allowance
            for losses allocated....................    $  0         $  0            $  0
         Loans with allowance
            for losses allocated....................     628          394             364
         Amount of the allowance
            allocated...............................      94           59              55


     The average balance and income recognized on impaired loans were as follows for the three months ended March 31, 2000 and March 31, 1999:

                                                                                         Three months ended
                                                                                       March 31,     March 31,
                                                                                         2000          1999
                                                                                      ------------------------
     Average of impaired  loans during the period..............................          $422         $2,016

     Interest income recognized during the impairment period...................             0             14

     Cash-basis interest income recognized during the impairment period........             0             14



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

                     NORTHERN STATES FINANCIAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2000

              (Dollar amounts in thousands, except per share data)

                                  (Unaudited)


     At March 31, 2000, December 31, 1999 and March 31, 1999, the contract amount of the Company's off-balance sheet commitments was as follows:

                                        March 31,  December 31,   March 31,
                                          2000        1999          1999
                                       -------------------------------------
Unused lines of credit and
commitments to make loans:
   Fixed rate .....................     $ 15,359     $ 19,776     $ 21,155
   Variable rate ..................       91,314       67,664       59,776
                                       -------------------------------------
      Total .......................     $106,673     $ 87,440     $ 80,931
                                       =====================================
Standby letters of credit..........     $  5,284     $  5,318     $  5,658

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

                                 March 31, 2000

              (Dollar amounts in thousands, except per share data)

                                  (Unaudited)


Note 4 - Allowance for Loan Losses and Other Real Estate Owned Losses

     Activity in the allowance for loan losses for the three months ended March 31, 2000, twelve months ended December 31, 1999 and three months ended March 31, 1999 is as follows:

                                                            March 31,      December 31,      March 31,
                                                              2000            1999             1999
                                                           -------------------------------------------
        Balance at beginning of year......................    $5,368          $5,433          $5,433
        Provision charged to operating expense............         0               0               0
        Loans charged off.................................      (155)           (683)           (654)
        Recoveries on loans
          previously charged off..........................        28             618              12
                                                           -------------------------------------------
           Balance at end of period.......................    $5,241          $5,368          $4,791
                                                           ===========================================


    There was no activity or balance in the allowance for other real estate owned losses during the three months ended March 31, 2000. Activity in the allowance for other real estate owned losses for the twelve months ended December 31, 1999 and three months ended March 31, 1999 is as follows:


                                                      December 31,    March 31,
                                                         1999           1999
                                                      --------------------------
        Balance at beginning of year.................    $552           $552
        Provision charged to operating expense.......       0              0
        Charge-off to the allowance for other
           real estate owned losses..................    (176)             0
        Recovery of allowance upon sale of
          other real estate owned....................    (376)             0
        Losses on other real estate owned............       0              0
                                                      --------------------------
           Balance at end of period..................    $  0           $552
                                                      ==========================

                     NORTHERN STATES FINANCIAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2000

              (Dollar amounts in thousands, except per share data)

                                  (Unaudited)


Note 5 - Provision for Income Tax

     The provision for income taxes represents federal and state income tax expense calculated using annualized rates on taxable income generated during the respective periods. During the first quarter of 2000, the Company received additional information to support a charitable contribution for real estate owned sold during 1999 to a municipal entity. Accordingly, the Company recorded a $153 tax benefit related to this sale in the first quarter of 2000.


Note 6 - Stockholders' Equity

     For the three months ended March 31, 2000 total stockholders' equity increased $815. The increase is a result of net income of $2,051, less the change in the valuation allowance from December 31, 1999 for the fair value of securities available for sale, net of tax, of $1,253, plus $17 due to the exercise of 2,000 stock options pursuant to the Omnibus Incentive Plan.

     For the three months ended March 31, 1999 total stockholders' equity increased $1,061 due to net income of $1,788, less the change in the valuation allowance from December 31, 1998 for the fair value of securities available for sale, net of tax, of $745, plus $18 due to the exercise of 2,035 stock options pursuant to the Omnibus Incentive Plan.


Note 7 - Omnibus Incentive Plan Instruments

     The 1992 Omnibus Incentive Plan (the "Plan") authorizes the issuance of up to 375,000 shares of the Company's common stock, including the granting of non-qualified stock options, restricted stock and stock appreciation rights.

     Statement of Financial Accounting Standards No. 123 requires pro forma disclosures for companies that do not adopt its fair value accounting method for stockbased employee compensation. The Company did not grant any stock options during the three months ended March 31, 2000 or during the entire year 1999. Stock options may be used to reward directors and employees and provide them with an additional equity interest in the Company. Options have been issued for 10 year periods and are fully vested when granted.

                     NORTHERN STATES FINANCIAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2000

              (Dollar amounts in thousands, except per share data)

                                  (Unaudited)




     Information about option grants follow:


                                                      Number of    Weighted-Avg.
                                                       Options    Exercise Price
                                                     ---------------------------

         Outstanding at January 1, 1999.............    18,855        $8.32

         Exercised during period ended
             March 31, 1999.........................    (2,035)        8.32
                                                     ---------------------------
         Outstanding at March 31, 1999..............    16,820        $8.32
                                                     ==========


         Outstanding at January 1, 2000.............    13,910        $8.32

         Exercised during period ended
             March 31, 2000.........................    (2,000)        8.32
                                                     ---------------------------
         Outstanding at March 31, 2000..............    11,910        $8.32
                                                     ==========

     At March 31, 2000, all remaining options had an exercise price of $8.32. The options outstanding had a remaining life of 1.75 years.

     The Company at its discretion may grant stock appreciation rights under the Plan. A stock appreciation right entitles the holder to receive from the Company an amount equal to the excess, if any, of the aggregate fair market value of the Company's common stock which is the subject of such a grant over the grant price. During the three months ended March 31, 2000, no stock appreciation rights were exercised. At both March 31, 2000 and 1999, 12,280 stock appreciation rights were outstanding at the grant price $8.32 per share. The Company's expense was ($48) and ($14) for the three months ended March 31, 2000 and 1999. The stock appreciation rights will expire during 2002.

                     NORTHERN STATES FINANCIAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2000

              (Dollar amounts in thousands, except per share data)

                                  (Unaudited)



Note 8 - Other Comprehensive Income

     Other comprehensive income components and related taxes for the three months ended March 31, 2000 and 1999 follows:


                                                                            2000         1999
                                                                         ----------------------

        Unrealized holding losses on securities available for sale.....   ($2,044)    ($1,216)
        Tax effect.....................................................      (791)       (471)
                                                                         ----------------------
           Other comprehensive loss....................................   ($1,253)      ($745)
                                                                         ======================


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

     Management began evaluating mortgage banking as a separate segment in August, 1998. Mortgage banking and trust segment performance is evaluated using fee income net of direct expenses. Income taxes are not allocated to these segments and selected indirect expenses are allocated. There are no transactions among segments. Substantially all assets are related to the banking segment. Neither mortgage banking nor trust pre-tax revenues exceeded 10% of total pre-tax income for the three months ended March 31, 2000 or 1999.

                     NORTHERN STATES FINANCIAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2000

              (Dollar amounts in thousands, except per share data)

                                  (Unaudited)



     Information reported internally for performance assessment of operating segments for the three months ended March 31, 2000 and 1999 follows:


                                            Three months ended March 31, 2000
                                           -----------------------------------
                                                         Other      Total
                                            Banking    Segments    Segments
                                           -----------------------------------

Net interest income .................        $4,468     $    0      $4,468
Provision for loan losses ...........             0          0           0
Other revenue .......................           479        243         722
Other expenses ......................         2,171        250       2,421
                                           -----------------------------------
   Segment profit ...................        $2,776     $   (7)     $2,769
                                           ===================================


                                            Three months ended March 31, 1999
                                           -----------------------------------
                                                         Other      Total
                                            Banking    Segments    Segments
                                           -----------------------------------

Net interest income .................        $4,263     $    0      $4,263
Provision for loan losses ...........             0          0           0
Other revenue .......................           448        464         912
Other expenses ......................         2,119        473       2,592
                                           -----------------------------------
   Segment profit ...................        $2,592     $   (9)     $2,583
                                           ===================================

                      NORTHERN STATES FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



    The following discussion focuses on the consolidated financial condition of the Northern States Financial Corporation at March 31, 2000 and the consolidated results of operations for the three month period ended March 31, 2000, compared to the same period of 1999. The purpose of this discussion is to provide a better understanding of the condensed consolidated financial statements and the operations of its subsidiary, the Bank of Waukegan (the "Bank"). This discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto included herein.

    The statements contained in this management's discussion and analysis that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this report that a number of important factors could cause the Company's actual results subsequent to March 31, 2000 to differ materially from those expressed in any such forward-looking statements.


FINANCIAL CONDITION

    The consolidated total assets for the Company were $486.5 million at March 31, 2000, increasing $9.8 million or 2.05% from the Company's year-end, December 31, 1999.

    Securities in total declined $7.4 million or 3.76% from the previous year-end. The statement of cash flows shows that $5.3 million more in securities matured or were called than were purchased during the first quarter of 2000. The fair value of securities decreased $2.1 million over the same period due to changes in market conditions. The cash flows from the maturing securities were used for liquidity purposes to increase federal funds sold which went up $12.5 million from December 31, 1999.

    During the first quarter of 2000 loan demand increased, causing the Company's loans to grow $7.1 million or 2.84% from December 31, 1999. Although lending rates increased during the quarter, as evidenced by the prime rate going from 8.50% at the beginning of the quarter to 9.00% at March 31, 2000, the local economy remained strong and all types of loans offered by the Company increased. Commercial loans increased $2.9 million, real estate mortgage loans increased $1.9 million and real estate construction loans increased $1.7 million. Home equity loans and installment loans increased by $ .3 million each.

    During the first three months of 2000 deposits increased $12.8 million to $347.1 million. Total time deposits increased $5.6 million. Time deposits under $100,000 increased $8.3 million mostly in retail deposits. Time deposit rate increases made these instruments more attractive as an investment to savers as compared to investment in the fluctuating stock market. Another factor in the growth of time deposits under $100,000 is that some depositors at year-end kept their funds in liquid deposit products because of Y2K concerns and have since transferred their deposits back into longer term time deposits. Time deposits of $100,000 and over decreased $2.7 million from year-end as commercial depositors drew down their balances and put them into more liquid deposits for business purposes. Noninterest-bearing demand deposits, NOW and money market accounts increased by $3.0 million, $1.9 million and $ .1 million primarily as a result of the transfer of corporate funds from time deposits, $100,000 and over. Savings deposits also increased from year-end by $2.3 million or 5.30% due to increases in retail deposits.

                      NORTHERN STATES FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



    Securities sold under repurchase agreements and other short-term borrowings declined $14.7 million from December 31, 1999 to $55.7 million at March 31, 2000. At December 31, 1999 the Company had short-term borrowings made up of federal funds purchased in the amount of $6.0 million with the balance of the short-term borrowings being securities sold under repurchase agreements. As of March 31, 2000 the short term borrowings in federal funds purchased had been paid off. Securities sold under repurchase agreements to corporate customers declined $8.7 million from year-end as commercial customers drew down their balances and put them into liquid deposits. Securities sold under repurchase agreements are offered through an overnight repurchase agreement product and a term product with maturities from 7 days to one year. Repurchase agreements provide a source of funds to the Company that do not increase reserve requirements with the Federal Reserve Bank or create an expense relating to FDIC insurance and, therefore, are less costly to the Company.

    During the first quarter the Company received term advances from the Federal Home Loan Bank in the amount of $10.0 million. These funds were used to pay off the federal funds purchased with the excess used to fund federal funds sold, which are used by the Company for liquidity purposes.

    Total stockholders' equity increased $815,000 during the three months ended March 31, 2000. The increase is the result of net income of $2,051,000, less the adjustment in the valuation allowance for the market value of securities available for sale, net of tax, of $1,253,000, plus $17,000 due to the exercise of 2,000 stock options pursuant to the Omnibus Incentive Plan.

    The tier 1 capital to average assets ratio at March 31, 2000 was 14.96% and the total capital to asset ratio, on a risk adjusted basis, amounted to 22.11%, exceeding the minimum required to be well capitalized under prompt corrective action regulations, which minimums are 5% and 10%. Book value per share was $14.88 at March 31, 2000 as compared to $14.70 at December 31, 1999. On March 31, 2000, the Company and its subsidiary were in compliance with all applicable regulatory capital requirements.


RESULTS OF OPERATIONS

NET INCOME

    The consolidated net income for the quarter ended March 31, 2000 was $2,051,000, an increase of $263,000 or 14.71%, as compared to net income of $1,788,000 for the same period the previous year. The annualized return on average assets was 1.73% for the quarter, higher than the 1.51% return on average assets for the first quarter of the previous year.

     During the first quarter of 2000, the Company received additional information to support a charitable contribution for real estate owned sold during 1999 to a municipal entity. Accordingly, the Company recorded a $153,000 tax benefit related to this sale in the first quarter of 2000. Excluding this one-time factor, net income increased 6.15% over last year's first three months and the annualized return on average assets was 1.60% for the quarter ended March 31, 2000 compared to 1.51% during the same period last year.

                      NORTHERN STATES FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


NET INTEREST INCOME

    Net interest income, the difference between interest income earned on average interest earning assets and interest expense on average interest bearing liabilities, increased $205,000 or 4.81% during the three months ended March 31, 2000, compared to the same three months in 1999. The increased net interest income is the result of rates on interest earning assets increasing faster than rates paid on interest bearing liabilities. As evidenced in Table 1, "Analysis of Average Balance and Tax Equivalent Rates for the Three Months ended March 31, 2000 and 1999", the yield on interest earning assets increased 27 basis points to 7.63% during the first quarter of 2000 from 7.36% last year. Increases to market interest rates caused the interest rates on average interest earning assets to increase during the first three months of 2000 compared to the same period last year. This is evidenced by the prime lending rate, which was at 9.00% at March 31, 2000 compared to 7.75% at March 31, 1999.

    Table 1 also indicates that rates paid on interest bearing liabilities also increased, but at a slightly slower pace than rates on interest earning assets. Rates paid on interest bearing liabilities increased only 25 basis points to 4.51% during the three months ended March 31, 2000 as compared to 4.26% for the same period last year. Rates on NOW and money market deposits during 2000 remained comparable to rates paid on these deposits last year. The savings rate declined 20 basis points in the first quarter of 2000 compared to the first quarter of 1999 as management decreased the rates offered on savings accounts during the second quarter of 1999. Rates on time deposits and other borrowings increased for the quarter ended March 31, 2000 by 43 and 36 basis points because of the general increase in rates this year compared to last. At the end of the first quarter of 2000 management, in order to meet competitive pressures, began offering a new money market product that pays rates tied to a United States Treasury note rate index to money market depositors that have balances greater than $25,000. It is expected that rates paid on money market balance will increase in future quarters as a result.

PROVISION FOR LOAN LOSSES

    There was no provision for loan losses during the quarter ended March 31, 2000 or for the same quarter last year. Management, with the concurrence of the Board of Directors, after a careful review of the adequacy of the allowance for loan losses and the levels of non-performing and impaired loans, found that no provision for loan losses was necessary during these periods.

    At March 31, 2000, the allowance for loan losses was $5,241,000 or 2.05% of loans as compared to $5,368,000 or 2.16% of loans at December 31, 1999. Nonperforming loans, at March 31, 2000, were $1,047,000, increasing from $815,000 at December 31, 1999. Impaired loans were $628,000 or .25 % of loans at March 31, 2000 as compared to impaired loans of $394,000 or .16% of loans at December 31, 1999. The amount of the allowance for loan losses allocated for impaired loans at March 31, 2000 was $94,000 compared to $59,000 at December 31, 1999.

    Other real estate owned, a non-performing asset, at March 31, 2000 was $2,702,000 increasing $80,000 from December 31, 1999. One property used to secure a loan was foreclosed upon during the first quarter of 2000 and $80,000 was transferred from loans to other real estate owned.

                      NORTHERN STATES FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                                     TABLE 1

                      NORTHERN STATES FINANCIAL CORPORATION
              ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES
               For the Three Months Ended March 31, 2000 and 1999
                                    ($ 000s)

                                                                2000                                       1999
                                              ---------------------------------------    ----------------------------------------
                                                 Average                                    Average
                                                 Balance      Interest       Rate           Balance      Interest       Rate
                                              ---------------------------------------    ----------------------------------------
Assets
   Loans (1)(2)(3)                                 $253,277        $5,534      8.74%          $244,677        $5,172       8.46%
   Taxable securities                               172,844         2,738      6.09%           168,453         2,506       5.95%
   Securities exempt from
    Taxes (2)                                        19,125           363      7.56%            21,526           401       7.69%
   Interest bearing deposits in banks                   270             4      5.93%               236             3       5.08%
   Federal funds sold                                 3,083            45      5.84%            13,637           160       4.69%
                                              ---------------------------                ---------------------------
   Interest earning assets                          448,599         8,684      7.63%           448,529         8,242       7.36%
                                                              -----------                                 ----------
   Noninterest earning assets                        26,372                                     23,944
                                              -------------                              -------------
    Average assets                                 $474,971                                   $472,473
                                              =============                              =============

Liabilities and stockholders'
 equity
   NOW deposits                                    $ 42,952           284      2.64%          $ 41,251           281       2.72%
   Money market deposits                             37,497           328      3.50%            42,461           366       3.45%
   Savings deposits                                  44,999           307      2.73%            45,187           331       2.93%
   Time deposits                                    172,164         2,331      5.42%           176,461         2,200       4.99%
   Other borrowings                                  63,380           821      5.18%            52,174           629       4.82%
                                              ---------------------------                ---------------------------
   Interest bearing
    Liabilities                                     360,992         4,071      4.51%           357,534         3,807       4.26%
                                                              -----------                                 ----------
   Demand deposits                                   41,839                                     42,315
   Other noninterest bearing liabilities              6,691                                      7,049
   Stockholders' equity                              65,449                                     65,575
                                              -------------                              -------------
    Average liabilities and
     Stockholders' equity                          $474,971                                   $472,473
                                              =============                              =============
    Net interest income                                            $4,613                                     $4,435
                                                              ===========                                 ==========
    Net yield on interest
     Earning assets                                                            4.05%                                       3.96%
                                                                            ========                                   =========
    Interest bearing liabilities to
     Earning Ratio assets                                                     80.47%                                      79.84%
                                                                            ========                                   =========

    (1) - Interest income on loans includes loan origination fees of $83 and $92 for the three months ended March 31, 2000 and 1999.

    (2) - Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34% rate.

    (3) - Non-accrual loans are included in average loans.

                     NORTHERN STATES FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

    Management and the Board of Directors analyze the adequacy of the allowance for loan losses at least quarterly. Loans judged to be impaired, loans with potential loss exposure, loans that are no longer accruing interest, and historical net loan loss percentages are reviewed in the analysis of the allowance for loan losses. Based on management's and the Board of Directors' analysis, the allowance for loan losses at March 31, 2000 is adequate to cover future possible loan losses. If the level of impaired and nonperforming loans remains low during the balance of 2000, management has budgeted no additional provision for loan losses during 2000.


NONINTEREST INCOME

    Noninterest income for the three months ended March 31, 2000 was $722,000 as compared to $912,000 for the three months ended March 31, 1999, a decline of $190,000. The decrease in noninterest income primarily resulted from decreased activities in the Bank's mortgage banking operation. Mortgage banking income and gains on sales of loans declined $161,000 and $86,000 during the first quarter of 2000 compared to the same period last year. During the first quarter of 2000 only $1,096,000 in "table funded" loans were processed by the mortgage banking operation compared to $8,574,000 during the first three months of 1999. There were no loans originated and funded by the Bank and sold on the secondary market during the first quarter of 2000 compared to $8,016,000 during the first quarter of 1999. Home mortgage interest rates have risen and the volume of refinancing existing mortgage loans has dropped significantly compared to the first quarter of 1999. During the first quarter of 2000 the "table funded" loans processed were mainly for home purchases.

     Other factors contributing to the decline in the Company's noninterest income during the first quarter of 2000 were the Company's other operating income and trust income. Other operating income declined $18,000 during the quarter ended March 31, 2000 because the Company realized a one-time $74,000 gain on the sale of a branch office during the first quarter of 1999. With the merging of First Federal Bank, fsb with the Bank of Waukegan in April 1998 the Bank had two branches within two city blocks of one another. The smaller of the two branches was sold during January 1999 to a party who purchased the branch building for a purpose other than banking. Trust income decreased slightly by $5,000 during the first quarter of 2000 as well.

     Offsetting a portion of the decline in noninterest income was service fees on deposits, which were $80,000 greater during the first quarter of 2000 as compared to the same quarter last year. Overdraft income was $54,000 greater during the first three months of 2000 compared to last year. During the first quarter of 2000 the Company instituted a daily overdraft fee for each day an account remains overdrawn after the first three days. During the third quarter of 1999 the Company introduced two new checking account products that packages bank services for a membership fee. Fees on this type of account were $30,000 during the first quarter of 2000.


NONINTEREST EXPENSES

    Noninterest expenses decreased $171,000 or 6.60% during the three months ended March 31, 2000. The Company's efficiency ratio, noninterest expenses divided by the sum of net interest income and noninterest income, was 46.65% for the first quarter of 2000 as compared to 50.09% for the first quarter of 1999. The efficiency ratio is frequently used as an indicator as to how well a financial institution manages its noninterest expenses with a decreasing ratio indicating improved performance. Compared to its peers, the Company's ability to control overhead is one of its operating strengths.

                      NORTHERN STATES FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


    Expenses relating to salaries and employee benefits declined $107,000 during the first quarter of 2000 compared to the same period last year. Expenses relating to commission for the mortgage banking staff were $104,000 less during the first quarter of 2000 as compared to 1999 as the volumes decreased due to higher home mortgage rates. Mortgage banking staff decreased to 4 employees from 10 employees last year as commissioned staff left the Bank's employ because of declining commissions.

    Occupancy expenses for the first quarter of 2000 were $36,000 less than the first quarter of 1999. This decline is attributable to decreased equipment depreciation expense of $50,000 during the three months ended March 31, 2000 compared to the same period last year. During the fourth quarter of 1994 the Bank changed data processing systems and purchased new equipment in conjunction with that change. This equipment became fully depreciated by January 2000 causing depreciation expense to decline during the first quarter of 2000.

    Data processing expense declined $11,000 during the first quarter of 2000 to $119,000. During the first quarter of 1999 there were additional data processing expenses relating to new software and testing of the data processing systems for Y2K compliance.

    FDIC insurance expense was $20,000 during the three months ended March 31, 2000, which was $1,000 less than last year.

    Other real estate owned expenses declined slightly during the first quarter of 2000 by $9,000 to $12,000.

    Miscellaneous other operating expenses decreased slightly by $7,000 compared to the same quarter last year. Expenses relating to loan originations and sales by the mortgage banking operation decreased $51,000 because of lower volumes of home mortgages processed. Expenses relating to the new checking account products introduced in the third quarter of 1999 were $26,000 greater during the first quarter of 2000. Professional fee and general insurance expenses during the first quarter of 2000 were $8,000 and $7,000 greater than during the same period last year.


FEDERAL AND STATE INCOME TAXES

    For the three months ended March 31, 2000 and 1999, the Company's provision for federal and state income taxes were $718,000 and $795,000, which as a percentage of pretax earnings was 25.93% for 2000 and 30.78% for 1999. During the first quarter of 2000, the Company received additional information to support a charitable contribution for real estate owned sold during 1999 to a municipal entity and recorded a $153,000 tax benefit related to this sale. When discounting this one-time factor, income taxes as a percentage of pretax earning during the first quarter of 2000 would have been 31.46%.

                      NORTHERN STATES FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



RECENT ACCOUNTING PRONOUNCEMENTS

    Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued by the Financial Accounting Standards Board (FASB) in 1998 and will be effective for the Company on January 1, 2001. It requires that all derivatives be recorded at fair value in the balance sheet, with changes to fair value charged or credited to income. If derivatives are documented and effective as hedges, the change in derivative fair value will be offset by an equal change in the fair value of the hedged item. Since the Company has no derivative or hedging activities, adoption of Statement 133 should have no material impact on the Company's financial statements.


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

      The Federal Reserve Board, together with the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation, adopted a Joint Agency Policy Statement on Interest-Rate Risk, effective June 26, 1996. The policy statement provides guidance to examiners and bankers on sound practices for managing IRR, which will form the basis for ongoing evaluation of the adequacy of IRR management at supervised institutions. The policy statement also outlines fundamental elements of sound management that have been identified in prior Federal Reserve guidance and discusses the importance of these elements in the context of managing IRR. Specifically, the guidance emphasizes the need for active board of director and management oversight and a comprehensive risk-management process that effectively identifies, measures, and controls IRR. Several techniques might be used by an institution to minimize IRR. One approach to periodically analyze its assets and liabilities and make future financing and investment decisions based on payment streams, interest rates, contractual maturities and estimated

                      NORTHERN STATES FINANCIAL CORPORATION

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK


sensitivity to actual or potential changes in market interest rates. Such activities fall under the broad definition of asset/liability management. The Company's primary measurement tool used by management is to shock the balance sheet by decreasing rates 2% and increasing rates 2% using computer simulation to show the effect of rate changes on the fair value of the Company's financial instruments.

      Several ways an institution can manage IRR include: selling existing assets or repaying certain liabilities; matching repricing periods for new assets and liabilities for example, by shortening terms of new loans or investments. Financial institutions are also subject to prepayment risk in falling rate environments. For example, a debtor may prepay other financial assets so that the debtor may refinance their obligations at new, lower rates. Prepayments of assets carrying higher rates reduce the Company's interest income and overall asset yields. A large portion of an institution's liabilities may be short term or due on demand, while most of its assets may be invested in long-term loans or investments. Accordingly, the Company seeks to have in place sources of cash to meet short-term demands. By increasing deposits, borrowing, or selling assets the Company can obtain these funds.

     Table 2, "Effect of Interest Shocks on Financial Instruments", compares information about the current fair value of the Company's financial instruments at December 31, 1999 to December 31, 1998. Table 2 shows the effects of interest rate shocks of decreasing rates 2% and increasing rates 2% on the fair value of the Company's financial instruments. The computer simulation model that is used to do the interest rate shocks and calculate the effect on the fair value of the Company's balance sheet takes into consideration maturity and repricing schedules of the various assets and liabilities. At December 31, 1999 the fair value of securities available for sale increases $8.2 million when rates are shocked downward 2% while the fair value decreases $11.6 million for a 2% upwards rate shock. The change in fair value of securities is smaller when rates are shocked down because there were call provisions on $158.1 million of the U.S. Government agency securities at December 31, 1999. As rates decline the probability that a security with call provisions will be called increase because the security issuer has the opportunity to reduce his interest expense by paying off the called security.

                      NORTHERN STATES FINANCIAL CORPORATION

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK



                                    TABLE 2
                     NORTHERN STATES FINANCIAL CORPORATION
               EFFECT OF INTEREST SHOCKS ON FINANCIAL INSTRUMENTS
                 as of December 31, 1999 and December 31, 1998

                                                             Fair Value at December 31, 1999
                                                   --------------------------------------------------
                                                          Down 2%           Current           Up 2%
                                                   --------------------------------------------------
Assets
    Cash and cash equivalents                              $ 16,900         $ 16,900        $ 16,900
    Interest bearing deposits in financial
       institutions - maturities over 90 days                   101              100              99
    Securities available for sale                           204,914          196,684         185,041
    Loans                                                   255,395          245,838         236,915
    Direct lease financing                                    2,211            2,175           2,142
    Accrued interest receivable                               4,361            4,361           4,361

Financial liabilities:
    Deposits                                               $341,331         $333,547        $327,593
    Securities sold under repurchase agreements
      and other short-term borrowings                        70,440           70,436          70,432
    Advances from borrowers for taxes and insurance             645              645             645
    Accrued interest payable                                  3,640            3,640           3,640

                                                             Fair Value at December 31, 1998
                                                   --------------------------------------------------
                                                          Down 2%           Current           Up 2%
                                                   --------------------------------------------------
Assets
    Cash and cash equivalents                              $ 27,960         $ 27,959        $ 27,958
    Interest bearing deposits in financial
       institutions - maturities over 90 days                   101              100              99
    Securities available for sale                           213,608          200,861         189,199
    Loans                                                   259,503          250,721         242,283
    Direct lease financing                                    1,017            1,001             987
    Accrued interest receivable                               4,408            4,408           4,408

Financial liabilities:
    Deposits                                               $363,356         $356,971        $350,093
    Securities sold under repurchase agreements
      and other short-term borrowings                        47,994           47,990          47,986
    Federal Home Loan Bank term advances                      9,039            8,482           8,005
    Advances from borrowers for taxes and insurance             992              992             992
    Accrued interest payable                                  3,951            3,951           3,951

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to sign on its behalf by the undersigned hereunto duly authorized, on this 12th day of May 1999.



NORTHERN STATES FINANCIAL CORPORATION
          (Registrant)





Date:     May 12, 2000                   By:      /s/ Fred Abdula
     -----------------------                ----------------------------------
                                                  Fred Abdula
                                                  Chairman of the Board of
                                                  Directors and President



Date:     May 12, 2000                   By:      /s/ Thomas M. Nemeth
     -----------------------                ----------------------------------
                                                  Thomas M. Nemeth
                                                  Vice President and Treasurer