Form 10-Q
period 2000-06-30
NORTHERN STATES FINANCIAL CORP /DE/
filed 2000-08-10
CIK 744485

================================================================================

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        --------------------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ending June 30, 2000

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

                4,460,845 shares of common stock were outstanding
                               as of June 30, 2000

              NORTHERN STATES FINANCIAL CORPORATION AND SUBSIDIARY
                                    FORM 10-Q
                                  JUNE 30, 2000
                                      INDEX



PART I.   FINANCIAL INFORMATION

  Item 1.  Financial Statements                                                        Page Number
      Independent Accountants' Report..........................................................2

      Condensed consolidated balance sheets as of June 30,
       2000, December 31, 1999 and June 30, 1999...............................................3

      Condensed consolidated statements of income for the three and six months ended June 30, 2000 and 1999.................................................4

      Condensed consolidated statements of comprehensive income
       the three and six months ended June 30, 2000 and 1999...................................5

      Condensed consolidated statements of cash flows for
       the six months ended June 30, 2000 and 1999.............................................6

      Notes to condensed consolidated financial statements................................7 - 17


  Item 2.  Management's discussion and analysis of financial condition and results of operations..........................................18 - 25

  Item 7A. Quantitative and qualitative disclosures
            about market risk............................................................26 - 27

PART II.  OTHER INFORMATION

      Signatures..............................................................................28

                      NORTHERN STATES FINANCIAL CORPORATION
                                    FORM 10-Q
                                  JUNE 30, 2000




INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Stockholders
Northern States Financial Corporation
Waukegan, Illinois

     We have reviewed the condensed consolidated balance sheet of NORTHERN STATES FINANCIAL CORPORATION as of June 30, 2000 and the condensed consolidated statements of income and comprehensive income for the three month and six month periods ended June 30, 2000 and 1999 and the condensed consolidated statements of cash flows for the six month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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


     /s/ Crowe, Chizek and Company LLP
--------------------------------------------

Oak Brook, Illinois
July 21, 2000

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2000, December 31, 1999 and June 30, 1999
(In thousands of dollars)

                                                         June 30,    December 31,  June 30,
                                                           2000         1999         1999
                                                        ---------    ---------    ---------
      Assets
Cash and due from banks .............................   $  17,180    $  16,740    $  14,113
Interest bearing deposits in financial institutions -
    maturities less than 90 days ....................         200          160          196
Federal funds sold ..................................       1,000            0            0
                                                        ---------    ---------    ---------
   Total cash and cash equivalents ..................      18,380       16,900       14,309
Interest bearing deposits in financial institutions -
    maturities over 90 days .........................         100          100          100
Securities available for sale .......................     187,138      196,684      199,865
Loans ...............................................     282,436      248,162      242,466
Less: Allowance for loan losses .....................      (5,275)      (5,368)      (4,799)
                                                        ---------    ---------    ---------
   Loans, net .......................................     277,161      242,794      237,667
Direct lease financing ..............................       2,110        2,138          927
Office buildings and equipment, net .................       5,978        6,176        6,334
Other real estate owned, net of allowance for losses
   of $552 at June 30, 1999 .........................       2,622        2,622        5,007
Accrued interest receivable .........................       4,358        4,361        4,135
Other assets ........................................       5,546        4,906        3,154
                                                        ---------    ---------    ---------
   Total assets .....................................   $ 503,393    $ 476,681    $ 471,498
                                                        =========    =========    =========
      Liabilities and Stockholders' Equity
Liabilities
Deposits
   Demand - noninterest bearing .....................   $  42,753    $  41,261    $  43,668
   NOW accounts .....................................      46,708       41,787       49,040
   Money market accounts ............................      33,888       37,636       39,917
   Savings ..........................................      44,577       44,207       46,210
   Time, $100,000 and over ..........................      85,696       83,266       79,633
   Time, under $100,000 .............................      93,321       86,094       86,641
                                                        ---------    ---------    ---------
      Total deposits ................................     346,943      334,251      345,109
Securities sold under repurchase agreements
   and other short-term borrowings ..................      73,319       70,436       51,083
Federal Home Loan Bank advance ......................      10,000            0        5,000
Advances from borrowers for taxes and insurance .....         665          645          662
Accrued interest payable and other liabilities ......       5,967        5,815        5,116
                                                        ---------    ---------    ---------
      Total liabilities .............................     436,894      411,147      406,970

Stockholders' Equity
Common stock ........................................       1,784        1,783        1,783
Additional paid-in capital ..........................      11,424       11,405       11,376
Retained earnings ...................................      57,993       55,898       53,417
Accumulated other comprehensive loss, net ...........      (4,702)      (3,552)      (2,048)
                                                        ---------    ---------    ---------
   Total stockholders' equity .......................      66,499       65,534       64,528
                                                        ---------    ---------    ---------
   Total liabilities and stockholders' equity .......   $ 503,393    $ 476,681    $ 471,498
                                                        =========    =========    =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three months and six months ended June 30, 2000 and 1999
(In thousands of dollars, except per share data)

                                                        Three months ended   Six months ended
                                                        June 30,  June 30,  June 30,  June 30,
                                                          2000      1999      2000      1999
                                                        -------   -------   -------   -------
Interest income
   Loans (including fee income) .....................   $ 6,004   $ 5,078   $11,516   $10,214
   Securities
     Taxable ........................................     2,704     2,551     5,442     5,057
      Exempt from federal income tax ................       230       262       470       527
   Interest bearing deposits in financial institutions        3         6         7         9
   Federal funds sold ...............................        76        93       121       253
                                                        -------   -------   -------   -------
      Total interest income .........................     9,017     7,990    17,556    16,060
                                                        -------   -------   -------   -------
Interest expense
   Time deposits ....................................     2,508     2,069     4,839     4,269
   Other deposits ...................................       930       983     1,849     1,961
   Other borrowings .................................       980       591     1,801     1,220
                                                        -------   -------   -------   -------
      Total interest expense ........................     4,418     3,643     8,489     7,450
                                                        -------   -------   -------   -------
Net interest income .................................     4,599     4,347     9,067     8,610
Provision for loan losses ...........................         0         0         0         0
                                                        -------   -------   -------   -------
Net interest income after provision for
   loan losses ......................................     4,599     4,347     9,067     8,610
                                                        -------   -------   -------   -------
Noninterest income
   Service fees on deposits .........................       356       277       698       539
   Trust income .....................................       187       184       379       381
   Mortgage banking income ..........................        22        35        43       217
   Net gains on sales of loans ......................         0        69         0       155
   Other operating income ...........................       182       148       349       333
                                                        -------   -------   -------   -------
      Total noninterest income ......................       747       713     1,469     1,625
                                                        -------   -------   -------   -------
Noninterest expense
   Salaries and employee benefits ...................     1,498     1,489     2,958     3,056
   Occupancy and equipment, net .....................       303       330       621       684
   Data processing ..................................       122       122       241       252
   FDIC deposit insurance ...........................        15        22        35        43
   Other real estate owned ..........................        20        17        32        38
   Other operating expenses .........................       508       427     1,000       926
                                                        -------   -------   -------   -------
      Total noninterest expense .....................     2,466     2,407     4,887     4,999
                                                        -------   -------   -------   -------
Income before income taxes ..........................     2,880     2,653     5,649     5,236
Provision for income taxes ..........................       918       821     1,636     1,616
                                                        -------   -------   -------   -------
Net income ..........................................   $ 1,962   $ 1,832   $ 4,013   $ 3,620
                                                        =======   =======   =======   =======
Basic earnings per share ............................   $  0.44   $  0.41   $  0.90   $  0.81

Diluted earnings per share ..........................   $  0.44   $  0.41   $  0.90   $  0.81


The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three months and six months ended June 30, 2000 and 1999
(In thousands of dollars)

                                                       Three months ended      Six months ended
                                                        June 30,  June 30,   June 30,   June 30,
                                                          2000      1999       2000       1999
                                                        -------   -------    -------    -------
Net income ..........................................   $ 1,962   $ 1,832    $ 4,013    $ 3,620
Other comprehensive income:
      Unrealized gains (losses) arising during period
        on securities available for sale, net of tax
        of $64, ($1,227), ($727) and ($1,698) .......       103    (1,941)    (1,150)    (2,686)
                                                        -------   -------    -------    -------
Comprehensive income (loss) .........................   $ 2,065   ($  109)   $ 2,863    $   934
                                                        =======   =======    =======    =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 30, 2000 and 1999
(In thousands of dollars)

                                                                         June 30,    June 30,
                                                                           2000        1999
                                                                         --------    --------
Cash flows from operating activities
       Net income ....................................................   $  4,013    $  3,620
       Adjustments to reconcile net income to net cash from
        operating activities:
          Depreciation ...............................................        233         333
          Deferred loan fees .........................................        112         (16)
          Net change in loans held for sale ..........................          0       3,434
          Net gains on sales of loans ................................          0        (155)
          Net gain on sale of building ...............................          0         (74)
          Net gain on sale of other real estate owned   ..............         (3)          0
          Amortization of mortgage servicing rights ..................         27          36
          Net change in interest receivable ..........................          3         273
          Net change in interest payable .............................        529        (575)
          Net change in other assets .................................         60         194
          Net change in other liabilities ............................       (377)       (379)
                                                                         --------    --------
             Net cash from operating activities ......................      4,597       6,691
                                                                         --------    --------
Cash flows from investing activities
          Maturities of securities available for sale  ...............      8,401      59,282
          Purchases of securities available for sale .................       (732)    (62,670)
          Change in loans made to customers ..........................    (34,559)     (2,664)
          Property and equipment expenditures ........................        (35)       (203)
          Proceeds from sale of building .............................          0         257
          Proceeds from sale of other real estate owned ..............         83           0
          Net change in direct lease financing .......................         28          60
                                                                         --------    --------
             Net cash from investing activities ......................    (26,814)     (5,938)
                                                                         --------    --------
Cash flows from financing activities
          Net increase (decrease) in:
            Deposits .................................................     12,692     (10,647)
            Securities sold under repurchase agreements
              and other short-term borrowings ........................      2,883       3,093
            Advances from borrowers for taxes and insurance ..........         20        (330)
          Federal Home Loan Bank advance .............................     10,000           0
          Repayment of Federal Home Loan Bank advance ................          0      (5,000)
          Net proceeds from exercise of stock options ................         20          42
          Dividends paid .............................................     (1,918)     (1,561)
                                                                         --------    --------
             Net cash from financing activities ......................     23,697     (14,403)
                                                                         --------    --------
Net change in cash and cash equivalents ..............................      1,480     (13,650)
Cash and cash equivalents at beginning of period .....................     16,900      27,959
                                                                         --------    --------
Cash and cash equivalents at end of period ...........................   $ 18,380    $ 14,309
                                                                         ========    ========
Supplemental disclosures
          Cash paid during the period for
             Interest ................................................   $  7,960    $  8,025
             Income taxes ............................................      1,771       1,605
          Noncash investing activities
             Transfers made from loans to other real estate owned ....         80       2,510
             Transfers made from loans held for sale to portfolio ....          0       2,520

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                                 June 30, 2000

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

     The condensed consolidated balance sheets are as of June 30, 2000, December 31, 1999 and June 30, 1999. The condensed consolidated statements of income and comprehensive income are for the three and six months ended June 30, 2000 and 1999. The condensed consolidated statements of cash flows are for the six months ended June 30, 2000 and 1999.

     The interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes (or "notes thereto") of the Company for the years ended December 31, 1999, 1998 and 1997.

     The results of operations for the three and six month periods ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year.

     Basic earnings per share is based on weighted-average shares outstanding of 4,460,678 and 4,458,345 for the three months ended June 30, 2000 and 1999 and 4,460,012 and 4,456,551 for the six months ended June 30, 2000 and 1999. Diluted earnings per share further assumes issue of any dilutive potential common shares. Common stock information is summarized as follows:



                                         June 30,  December 31,    June 30,
                                           2000       1999          1999
                                        ------------------------------------
Common shares authorized.............   6,500,000   6,500,000     6,500,000

Common shares outstanding............   4,460,845   4,458,345     4,458,345

Par value per share .................       $0.40       $0.40         $0.40

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                                 June 30, 2000

              (Dollar amounts in thousands, except per share data)

                                  (Unaudited)


Note 2 - Securities

     The amortized cost, gross unrealized gains and losses and fair value of securities available for sale as of June 30, 2000, December 31, 1999 and June 30, 1999 are as follows:

June 30, 2000                                   Amortized        Gross         Unrealized        Fair
-------------                                     Cost           Gains           Losses          Value
                                               ----------     ----------       ----------      ----------
U.S. Treasury............................     $       999      $       0       $     (11)      $      988
U.S. Government agencies and
  corporations...........................         167,020              0          (7,508)         159,512
States and political subdivision.........          18,758             71            (221)          18,608
Mortgage-backed securities...............           6,046              4            (112)           5,938
Equity securities........................           1,991            185             (84)           2,092
                                              -----------------------------------------------------------
   Total.................................     $   194,814      $     260       $  (7,936)      $  187,138
                                              ===========================================================


December 31, 1999                               Amortized        Gross         Unrealized        Fair
-----------------                                 Cost           Gains           Losses          Value
                                               ----------     ----------       ----------      ----------
U.S. Treasury............................     $     4,999      $       0       $       1       $    4,998
U.S. Government agencies and
  corporation............................         168,024              0          (5,933)         162,091
States and political subdivision.........          20,719            172            (181)          20,710
Mortgage-backed securities...............           6,775             10             (73)           6,712
Equity securities........................           1,966            211              (4)           2,173
                                              -----------------------------------------------------------
   Total.................................     $   202,483      $     393       $  (6,192)      $  196,684
                                              ===========================================================

June 30, 1999                                   Amortized        Gross         Unrealized        Fair
-------------                                     Cost           Gains           Losses          Value
                                              -----------      ---------       -----------     ----------
U.S. Treasury............................     $    10,000      $      19       $       0       $   10,019
U.S. Government agencies and
  corporations...........................         160,923              6          (3,770)         157,159
States and political subdivision.........          22,209            328            (105)          22,432
Mortgage-backed securities...............           8,110             32             (70)           8,072
Equity securities........................           1,966            231             (14)           2,183
                                              -----------------------------------------------------------
   Total.................................     $   203,208      $     616       $  (3,959)      $  199,865
                                              ===========================================================


                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                                 June 30, 2000

              (Dollar amounts in thousands, except per share data)

                                  (Unaudited)



     Contractual maturities of securities available for sale at June 30, 2000 were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities and equity securities, are shown separately.


                                                          Amortized   Fair
                                                            Cost      Value
                                                         ------------------
      Due in one year of less........................... $ 10,657  $ 10,621
      Due after one year through five years.............  158,585   151,993
      Due after five years through ten years............   17,535    16,494
                                                         ------------------
                                                          186,777   179,108
      Mortgage-backed securities........................    6,046     5,938
      Equity securities.................................    1,991     2,092
                                                         ------------------
               Total.................................... $194,814  $187,138
                                                         ==================

     Mortgage-backed securities are comprised of investments in pools of residential mortgages. The mortgage pools are issued and guaranteed by the Federal Home Loan Mortgage Corporation (FHLMC), the Government National Mortgage Corporation (GNMA) or the Federal National Mortgage Association (FNMA).

     The fair value of agency securities with call options totaled $151,644 at June 30, 2000. As of June 30, 2000, the Company held no structured notes.

     There were no sales of securities during the six months ended June 30, 2000 and 1999.

     Securities carried at $145,748, $136,983 and $127,040 at June 30, 2000,
December 31, 1999 and June 30, 1999 were pledged to secure public deposits, repurchase agreements and for other purposes as required or permitted by law.

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                                 June 30, 2000

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

     Loans at June 30, 2000, December 31, 1999 and June 30, 1999 were as follows:

                                           June 30, December 3 June 30,
                                            2000      1999      1999
                                           -----------------------------
         Commercial.......................  $84,048   $60,570   $57,037
         Real estate - construction.......   25,759    21,813    20,923
         Real estate - mortgage...........  147,075   142,016   141,044
         Home equity......................   18,107    17,259    15,984
         Installment......................    7,978     6,957     7,982
                                           -----------------------------
            Total loans...................  282,967   248,615   242,970
         Unearned income..................      (35)      (69)     (107)
         Deferred loan fees...............     (496)     (384)     (397)
                                           -----------------------------
            Loans, net of unearned income
            and deferred loan fees........  282,436   248,162   242,466
         Allowance for loan losses........   (5,275)   (5,368)   (4,799)
                                           -----------------------------
            Loans, net.................... $277,161  $242,794  $237,667
                                           =============================

     The were no loans held for sale on June 30, 2000, December 31, 1999, and June 30, 1999. During the first six months of 1999 the Company transferred loans held for sale with a book value and fair value of $2,520 to portfolio loans.

     Real estate - mortgage loans with a carrying value of $16,012, $18,276 and $21,244 were pledged to secure public deposits at June 30, 2000, December 31, 1999 and June 30, 1999. The Company has also pledged real estate - mortgage loans on residential property in an amount equal to at least 167% of the outstanding Federal Home Loan Bank advances.

     Non-performing loans, which includes loans contractually past due ninety days or more, loans accounted for on a nonaccrual basis, and loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower, amounted to $1,850 at June 30, 2000, $815 at December 31, 1999 and $352 at June 30, 1999.

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                                 June 30, 2000

              (Dollar amounts in thousands, except per share data)

                                  (Unaudited)


     Impaired loans were as follows for June 30, 2000, December 31, 1999 and June 30, 1999:

                                        June 30,  December 3  June 30,
                                          2000      1999       1999
                                        ------------------------------
         Loans with no allowance
            for losses allocated.....       $0        $0        $0
         Loans with allowance
            for losses allocated.....      627       394       491
         Amount of the allowance
            allocated................       94        59        74


     The average balance and income recognized on impaired loans were as follows for the three and six months ended June 30, 2000 and June 30, 1999:

                                          Three months ended   Six months ended
                                          June 30,  June 30,  June 30,  June 30,
                                            2000      1999      2000      1999
                                         ---------------------------------------
     Average of impaired loans
        during the period...............     $627      $367      $524    $1,191
     Interest income recognized during
        the impairment period...........        0         4         0        18
     Cash-basis interest income recognized
        during the impairment period....        0         4         0        18


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

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                                 June 30, 2000

              (Dollar amounts in thousands, except per share data)

                                  (Unaudited)


     At June 30, 2000, December 31, 1999 and June 30, 1999, the contractual amount of the Company's off-balance sheet commitments was as follows:

                                           June 30, December 3 June 30,
                                            2000      1999      1999
                                           ----------------------------
   Unused lines of credit and
    commitments to make loans:
      Fixed rate..........................  $11,823   $19,776   $20,950
      Variable rate.......................   87,166    67,664    69,329
                                           ----------------------------
         Total............................  $98,989   $87,440   $90,279
                                           ============================

   Standby letters of credit..............   $4,550    $5,318    $4,791

     Since many commitments to make loans expire without being used, the amounts above do not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitments is determined using management's credit evaluation of the borrower, and may include commercial and residential real estate and other business and consumer assets.

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                                 June 30, 2000

              (Dollar amounts in thousands, except per share data)

                                  (Unaudited)


Note 4 - Allowance for Loan Losses and Other Real Estate Owned Losses

     Activity in the allowance for loan losses for the six months ended June 30, 2000, twelve months ended December 31, 1999 and six months ended June 30, 1999 is as follows:


                                                  June 30, December 3,  June 30,
                                                    2000      1999       1999
                                                  ----------------------------

       Balance at beginning of year                $5,368    $5,433     $5,433
       Provision charged to operating expense....       0         0          0
       Loans charged off.........................    (163)     (683)      (660)
       Recoveries on loans
         previously charged off..................      70       618         26
                                                  ----------------------------
          Balance at end of period...............  $5,275    $5,368     $4,799
                                                  ============================

     There was no activity or balance in the allowance for other real estate owned losses during the six months ended June 30, 2000. Activity in the allowance for other real estate owned losses for the twelve months ended December 31, 1999 and six months ended June 30, 1999 is as follows:


                                                   December 31,   June 30,
                                                       1999         1999
                                                   -----------------------

        Balance at beginning of year...............    $552        $552
        Provision charged to operation expense.....       0           0
        Charge-off to the allowance for other
           real estate owned losses................    (176)          0
        Recovery of allowance upon sale of
          other real estate owned                      (376)          0
        Losses on other real estate owned..........       0           0
                                                   ----------------------
           Balance at end of period................      $0        $552
                                                   ======================

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                                 June 30, 2000

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


Note 6 - Stockholders' Equity

     For the six months ended June 30, 2000 total stockholders' equity increased $965. The increase is a result of net income of $4,013, less the change in the valuation allowance from December 31, 1999 for the fair value of securities available for sale, net of tax, of $1,150, plus $20 due to the exercise of 2,500 stock options pursuant to the Omnibus Incentive Plan, less cash dividends paid of $1,918 or $ .43 per share.

     For the six months ended June 30, 1999 total stockholders' equity declined $585. The decrease was the result of net income of $3,620, less the change in the valuation allowance from December 31, 1998 for the fair value of securities available for sale, net of tax, of $2,686, plus $42 due to the exercise of 4,945 stock options pursuant to the Omnibus Incentive Plan, less cash dividends paid of $1,561 or $ .35 per share.


Note 7 - Omnibus Incentive Plan Instruments

     The 1992 Omnibus Incentive Plan (the "Plan") authorizes the issuance of up to 375,000 shares of the Company's common stock, including the granting of non-qualified stock options, restricted stock and stock appreciation rights.

     Statement of Financial Accounting Standards No. 123 requires pro forma disclosures for companies that do not adopt its fair value accounting method for stock based employee compensation. The Company did not grant any stock options during the six months ended June 30, 2000 or during the entire year 1999. Stock options may be used to reward directors and employees and provide them with an additional equity interest in the Company. Options have been issued for 10 year periods and are fully vested when granted.

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                                 June 30, 2000

              (Dollar amounts in thousands, except per share data)

                                  (Unaudited)


     Information about option grants follow:


                                          Number of   Weighted-Avg.
                                           Options    Exercise Price
                                          --------------------------
         Outstanding at January 1, 1999...   18,855       $8.32

         Exercised during period ended
             June 30, 1999................   (4,945)       8.32
                                          --------------------------

         Outstanding at June 30, 1999.....   13,910       $8.32
                                          ==========


         Outstanding at January 1, 2000...   13,910       $8.32

         Exercised during period ended
             June 30, 2000................   (2,500)       8.32
                                          --------------------------

         Outstanding at June 30, 2000.....   11,410       $8.32
                                          ===========

     At June 30, 2000, all remaining options had an exercise price of $8.32. The options outstanding had a remaining life of 1.5 years.

     The Company at its discretion may grant stock appreciation rights under the Plan. A stock appreciation right entitles the holder to receive from the Company an amount equal to the excess, if any, of the aggregate fair market value of the Company's common stock which is the subject of such a grant over the grant price. During the six months ended June 30, 2000, no stock appreciation rights were exercised. At both June 30, 2000 and 1999, 12,280 stock appreciation rights were outstanding at the grant price $8.32 per share. The Company's expense was $5 and ($4) for the three months ended June 30, 2000 and 1999 and ($43) and ($18) for the six months ended June 30, 2000 and 1999. The stock appreciation rights will expire during 2002.

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                                 June 30, 2000

              (Dollar amounts in thousands, except per share data)

                                  (Unaudited)


Note 8 - Other Comprehensive Income

     Other comprehensive income components and related taxes for the three and six months ended June 30, 2000 and 1999 follows:


                                         Three months ended  Six months ended
                                        June 30, June 30,   June 30,   June 30,
                                          2000     1999       2000       1999
                                        --------------------------------------
        Unrealized holding losses on
           securities available........   $167   ($3,168)   ($1,877)  ($4,384)
        Tax effect.....................     64    (1,227)      (727)   (1,698)
                                        --------------------------------------
           Other comprehensive loss....   $103   ($1,941)   ($1,150)  ($2,686)
                                        ======================================


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

     Management began evaluating mortgage banking as a separate segment in August, 1998. Mortgage banking and trust segment performance is evaluated using fee income net of direct expenses. Income taxes are not allocated to these segments and selected indirect expenses are allocated. There are no transactions among segments. Substantially all assets are related to the banking segment. Neither mortgage banking nor trust pre-tax revenues exceeded 10% of total pre-tax income for the three or six months ended June 30, 2000 or 1999.

     Information reported internally for performance assessment of operating segments for the three six months ended June 30, 2000 and 1999 follows:

                                  Three months ended June 30, 2000
                                  --------------------------------
                                  Banking  Other Segments   Total
                                  --------------------------------
        Net interest income.....   $4,599        $0        $4,599
        Other revenue...........      508       239           747
        Other expenses..........    2,241       225         2,466
                                  --------------------------------
           Segment profit.......   $2,866       $14        $2,880
                                  ================================

                                  Three months ended June 30, 1999
                                  --------------------------------
                                  Banking  Other Segments   Total
                                  --------------------------------
        Net interest income.....   $4,347        $0        $4,347
        Other revenue...........      426       287           713
        Other expenses..........    2,090       317         2,407
                                  --------------------------------
           Segment profit (loss)   $2,683      ($30)       $2,653
                                  ================================

                                  Six months ended June 30, 2000
                                  ------------------------------
                                  Banking  Other Segments   Total
                                  --------------------------------
        Net interest income.....   $9,067        $0        $9,067
        Other revenue...........      987       482         1,469
        Other expenses..........    4,412       475         4,887
                                  --------------------------------
           Segment profit.......   $5,642        $7        $5,649
                                  ================================

                                  Six months ended June 30, 1999
                                  ------------------------------
                                  Banking  Other Segments   Total
                                  --------------------------------
        Net interest income.....   $8,610        $0        $8,610
        Other revenue...........      874       751         1,625
        Other expenses..........    4,209       790         4,999
                                  --------------------------------
           Segment profit (loss)   $5,275      ($39)       $5,236
                                  ================================

                      NORTHERN STATES FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


     The following discussion focuses on the consolidated financial condition of the Northern States Financial Corporation (the "Company") at June 30, 2000 and the consolidated results of operations for the three and six month periods ended June 30, 2000, compared to the same periods of 1999. The purpose of this discussion is to provide a better understanding of the condensed consolidated financial statements and the operations of its subsidiary, the Bank of Waukegan (the "Bank"). This discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto included herein.

     The statements contained in this management's discussion and analysis that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this report that a number of important factors could cause the Company's actual results subsequent to June 30, 2000 to differ materially from those expressed in any such forward-looking statements.


FINANCIAL CONDITION

     The consolidated total assets for the Company were $503.4 million at June 30, 2000, increasing $26.7 million from the Company's year-end, December 31, 1999.

     The Company had $1.0 million in federal fund sold at June 30, 2000, as compared to none at December 31, 1999.

     The fair value of securities at June 30, 2000 was $187.1 million decreasing by $9.5 million from the previous year-end. The fair value of the securities portfolio has declined by $7.7 because of net maturities with the balance of the decrease attributable to changes in the fair value of the securities. Net maturities in the portfolio lowered U.S. Treasury securities by $4.0 million, U.S. Government agency securities by $1.0 million, securities issued by states and political subdivisions by $2.0 million and mortgage-backed securities by $.7 million. Proceeds from these maturities were used to fund loan growth.

     Despite higher interest rates the local economy continued to thrive and loans grew over the first six months of 2000 increasing $34.3 million or 13.81% from December 31, 1999. The Company saw growth in all categories of loans during this period. Commercial loans increased $23.5 million and real estate construction loans increased $3.9 million. Real estate mortgages increased $5.1 million while home equity and installment loans grew $.8 and $1.0 million.

     At June 30, 2000 deposits at the Company increased $12.7 million from December 31, 1999. With increased interest rates and uncertainty with the stock market, time deposits became a viable option to investors. This is evidenced by time deposits increasing $9.6 million, mostly in longer-term retail time deposits. Another factor in the growth of time deposits is that some depositors at year-end kept their funds in liquid deposit products because of Y2K concerns and have since transferred their deposits back into longer term time deposits. This is evidenced by money market deposits, which have declined $3.7 million from year-end. Increases occurred also to demand deposits and NOW accounts, which have grown $1.5 million and $4.9 million from December 31, 1999. The growth in NOW accounts was from public entities. The Company is located in the county seat and accepts deposits from local municipalities

                      NORTHERN STATES FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS




and various government agencies. The first half of property taxes were paid in early June 2000 and resulted in public depositors increasing their NOW account balances. Finally savings accounts increased slightly by $.4 million during the first six months of 2000.

     Securities sold under repurchase agreements (repurchase agreements) and other short-term borrowings at the Company increased $2.8 million from December 31, 1999 to $73.3 million at June 30, 2000. These funds mainly consist of repurchase agreements that are offered through an overnight repurchase agreement product and a term product with maturities from 7 days to one year. Commercial customers have increasingly placed their funds into repurchase agreements as repurchase agreements provides the commercial customer with added security for their funds in the form of an investment that is pledged by the Company. Repurchase agreements also provide a source of funds to the Company that does not increase reserve requirements with the Federal Reserve Bank or create an expense relating to FDIC insurance and, therefore, are less costly to the Company.

     On June 30, 2000 the Company had a term advance from the Federal Home Loan Bank in the amount of $10.0 million while it had none at December 31, 1999. The funds provided by the term advance have been used for liquidity purposes to help fund the loan growth the Company has experienced.

     Total stockholders' equity increased $965,000 during the six months ended June 30, 2000. The increase is the result of net income of $4,013,000, less the adjustment in the valuation allowance for the market value of securities available-for-sale, net of tax, of $1,150,000, plus $20,000 due to the exercise of 2,500 stock options pursuant to the Omnibus Incentive Plan, less cash dividends paid of $1,918,000.

     The tier 1 capital to average asset ratio at June 30, 2000 was 14.58% and the total capital to asset ratio, on a risk adjusted basis, amounted to 21.11%, exceeding the minimum required to be capitalized under prompt corrective action regulations, which minimums are 5.00% and 10.00%. Book value per share, was $14.91 at June 30, 2000 as compared to $14.70 at December 31, 1999. On June 30, 2000, the Company and its subsidiary were in compliance with all applicable regulatory capital requirements.

RESULTS OF OPERATIONS

NET INCOME

     The consolidated net income for the quarter ended June 30, 2000 was $1,962,000, an increase of $130,000 or 7.10%, as compared to net income of $1,832,000 for the same period the previous year. The annualized return on average assets was 1.62% for the quarter, which was slightly higher than the return on average assets for the quarter the previous year of 1.57%. The consolidated net income for the six months ended June 30, 2000 was $4,013,000, an increase of $393,000, over the first half of 1999. The annualized return on average assets for the first six months of 2000 was 1.67%, which was higher than the return on average assets for the same period the previous year, which was 1.54%.

                      NORTHERN STATES FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



NET INTEREST INCOME

     Net interest income, the difference between interest income earned on average interest earning assets and interest expense on average interest bearing liabilities, increased $252,000 or 5.80% during the three months ended June 30, 2000 compared to the same three months in 1999. The major reason for the increase in net interest income is that interest earning assets have increased $16.5 million during the second quarter of 2000 as compared to the second quarter of 1999. This increase is shown in Table 1, "Analysis of Average Balance and Tax Equivalent Rates for the Three Months ended June 30, 2000 and 1999". During this period there has been a slight decline in the net yield on earning assets but the higher volume of interest earning assets, mainly in loans, was responsible for the increased net interest income.

     During the first six months of 2000, net interest income increased $457,000 or 5.31% over the same period of 1999. Table 2, "Analysis of Average Balance and Tax Equivalent Rates for the Six Months ended June 30, 2000 and 1999" shows that the Company's net yield on interest earning assets increased slightly to 4.06% for the first six months of 2000 as compared to 4.02% in 1999. The table also shows that interest earning assets increased $8.3 million during the first half of 2000 compared to 1999. This combination of a greater net yield on interest earning assets with increases in the amounts of interest earning assets caused net interest income to rise.


PROVISION FOR LOAN LOSSES

     There was no provision for loan losses during the three months and six months ended June 30, 2000 and June 30, 1999. Management, with the concurrence of the Board of Directors, after carefully reviewing the adequacy of the allowance for loan losses and the levels of nonperforming and impaired loans, found that no provision for loan losses was necessary during these periods.

     At June 30, 2000, the allowance for loan losses was $5,275,000 or 1.87% of loans as compared to $5,368,000 or 2.16% of loans at December 31, 1999. Nonperforming loans, at June 30, 2000, were $1,850,000, increasing from $815,000 at December 31, 1999. Impaired loans totaled $627,000 or .22% of loans at June 30, 1999 as compared to impaired loans of $394,000 at December 31, 1999 or .16% of loans. The amount of the allowance for loan losses allocated for impaired loans at June 30, 2000 was $94,000 compared to $59,000 at December 31, 1999.

     Other real estate owned, a non-performing asset, at June 30, 2000 was $2,622,000. During the first half of 2000 one property used to secure a loan was foreclosed upon and $80,000 was transferred from loans to other real estate owned. This property was consequently sold netting proceeds of $83,000 that resulted in a gain from the sale of $3,000.

     Loans totaling $163,000 were charged off to the allowance for loan losses have during the first six months of 2000 as compared to $660,000 during the same period of 1999. During the first six months of 2000 recoveries of loans previously charged off were $70,000 as compared to $26,000 during the same period in 1999.

                      NORTHERN STATES FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                                     TABLE 1

                      NORTHERN STATES FINANCIAL CORPORATION
              ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES
                For the Three Months Ended June 30, 2000 and 1999
                                    ($ 000s)

                                                     2000                                       1999
                                   ---------------------------------------    ----------------------------------------
                                      Average                                    Average
                                      Balance      Interest       Rate           Balance      Interest       Rate
                                   ---------------------------------------    ----------------------------------------
Assets
   Loans (1)(2)(3)                      $264,967        $6,025      9.10%          $241,777        $5,112       8.46%
   Taxable securities                    169,446         2,704      6.11%           170,233         2,551       5.96%
   Securities exempt from Taxes (2)       18,317           350      7.57%            21,150           398       7.69%
   Interest bearing deposits in banks        240             3      5.00%               386             6       6.22%
   Federal funds sold                      4,955            76      6.14%             7,847            93       4.74%
                                   ----------------------------               ----------------------------

    Interest earning assets              457,925         9,158      7.87%           441,393         8,160       7.38%
                                                 --------------                             --------------
   Noninterest earning assets             27,562                                     26,826
                                   --------------                             --------------
    Average assets                      $485,487                                   $468,219
                                   ==============                             ==============

Liabilities and stockholders' equity
   NOW deposits                         $ 43,746           289      2.64%          $ 46,017           302       2.63%
   Money market deposits                  36,073           333      3.69%            41,185           359       3.49%
   Savings deposits                       45,299           308      2.72%            46,111           322       2.79%
   Time deposits                         174,416         2,508      5.75%           168,053         2,069       4.92%
   Other borrowings                       68,416           980      5.73%            51,110           591       4.63%
                                   ----------------------------               ----------------------------

    Interest bearing Liabilities         367,950         4,418      4.80%           352,476         3,643       4.13%
                                                 --------------                             --------------
   Demand deposits                        43,743                                     42,823
   Other noninterest bearing
    liabilities                            8,285                                      6,969
   Stockholders' equity                   65,509                                     65,951
                                   --------------                             --------------
    Average liabilities and
     Stockholders' equity               $485,487                                   $468,219
                                   ==============                             ==============

    Net interest income                                 $4,740                                     $4,517
                                                 ==============                             ==============

    Net yield on interest
     Earning assets                                                 4.07%                                       4.09%
                                                                ==========                                  ==========

    Interest bearing liabilities to
     earning assets ratio                                          79.01%                                      79.74%
                                                                ==========                                  ==========

     (1) - Interest income on loans includes loan origination fees of $88 and $83 for the three months ended June 30, 2000 and 1999.

     (2) - Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34% rate.

     (3) - Non-accrual loans are included in average loans.

                      NORTHERN STATES FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                                     TABLE 2

                      NORTHERN STATES FINANCIAL CORPORATION
              ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES
                 For the Six Months Ended June 30, 2000 and 1999
                                    ($ 000s)

                                                     2000                                          1999
                                   ---------------------------------------    -------------------------------------------
                                      Average                                     Average
                                      Balance      Interest       Rate            Balance        Interest       Rate
                                   ---------------------------------------    -------------------------------------------
Assets
   Loans (1)(2)(3)                      $259,122       $11,559      8.92%            $243,227        $10,284       8.46%
   Taxable securities                    171,145         5,442      6.10%             169,343          5,057       5.95%
   Securities exempt from
    Federal income taxes (2)              18,721           713      7.56%              21,338            799       7.69%
   Interest bearing deposits in banks        255             7      5.49%                 311              9       5.79%
   Federal funds sold                      4,019           121      6.02%              10,742            253       4.71%
                                   ----------------------------               -------------------------------

    Interest earning assets              453,262        17,842      7.75%             444,961         16,402       7.37%
                                                 --------------                               ---------------
   Noninterest earning assets             26,967                                       25,385
                                   --------------                             ----------------
    Average assets                      $480,229                                     $470,346
                                   ==============                             ================

Liabilities and stockholders' equity
   NOW deposits                         $ 43,349           573      2.64%            $ 43,634            583       2.67%
   Money market deposits                  36,785           661      3.59%              41,823            725       3.47%
   Savings deposits                       45,149           615      2.72%              45,649            653       2.86%
   Time deposits                         173,290         4,839      5.58%             172,257          4,269       4.96%
   Other borrowings                       65,898         1,801      5.47%              51,642          1,220       4.72%
                                   ----------------------------               -------------------------------

    Interest bearing liabilities         364,471         8,489      4.66%             355,005          7,450       4.20%
                                                 --------------                               ---------------
   Demand deposits                        42,791                                       42,569
   Other noninterest bearing
    liabilities                            7,488                                        7,009
   Stockholders' equity                   65,479                                       65,763
                                   --------------                             ----------------
    Average liabilities and
     Stockholders' equity               $480,229                                     $470,346
                                   ==============                             ================

    Net interest income                                $ 9,353                                       $ 8,952
                                                 ==============                               ===============

    Net yield on interest
     Earning assets                                                 4.06%                                          4.02%
                                                               ===========                                   ============

    Interest bearing liabilities to
     Earning assets ratio                                          79.12%                                         79.79%
                                                               ===========                                   ============

     (1) - Interest income on loans includes loan origination fees of $171 and $175 for the six months ended June 30, 2000 and 1999.

     (2) - Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34% rate.

     (3) - Non-accrual loans are included in average loans.

                      NORTHERN STATES FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



     Management and the Board of Directors analyze the adequacy of the allowance for loan losses at least quarterly. Loans judged to be impaired, loans with potential loss exposure, loans that are no longer accruing interest, and historical net loan loss percentages are reviewed in the analysis of the allowance for loan losses. Based on management's and the Board of Directors' analysis, the allowance for loan losses at June 30, 2000 is adequate to cover future possible loan losses. If the level of impaired and nonperforming loans remains low during the remainder of 2000, no additional loan loss provision is budgeted for the remainder of 2000.


NONINTEREST INCOME

     Noninterest income for the three months ended June 30, 2000 was $747,000 as compared to $713,000 for the three months ended June 30, 1999, an increase of $34,000. Service fees on deposits increased $79,000 as compared to the same quarter last year. Service charges for the new deposit product "Classic Gold Checking" and overdraft fees were $37,000 and $46,000 greater during the second quarter of 2000 than the same period last year. Trust fee income increased $3,000 during the three months ended June 30, 2000. Income from mortgage banking activities and net gains from sales of loans were $13,000 and $69,000 less during the second quarter of 2000 as increased home mortgage rates slowed the number of mortgages refinanced as compared to the second quarter of 1999. Other operating income during the second quarter of 2000 was $34,000 more than the same period last year as a result of greater loan fees collected on commercial loans.

     For the first six months of 2000 noninterest income was $1,469,000 as compared to $1,625,000 for the same period of 1999, a decrease of $156,000. Service fees on deposits were $159,000 greater during the first half of 2000 as compared to the same period last year because of increased service charge income on the new deposit product "Classic Gold Checking" that were $67,000 higher and overdraft fees that increased $100,000. Trust income for the six months ended June 30, 2000 declined slightly by $2,000. Mortgage banking income was only $43,000 during the first half of 2000, decreasing $174,000 from last year as higher home mortgage interest rates caused the volume of mortgages refinanced to plummet compared to the previous year. These developments also caused gains on sales of loans to decrease $155,000 during the first half of 2000 compared to the same period of 1999. The growth in commercial loans during the first half of 2000 and fees generated from these loans resulted in other operating income increasing by $16,000 during the six months ended June 30, 2000 compared to the same time period last year.


NONINTEREST EXPENSES

     Noninterest expenses were $2,466,000 during the three months ended June 30, 2000 an increase of $59,000 from the same quarter last year. The Company's efficiency ratio, noninterest expenses divided by the sum of net interest income and noninterest income, was 46.13% for the second quarter of 2000 as compared to 47.57% for the same quarter of 1999. The efficiency ratio is frequently used as an indicator as to how well a financial institution manages its noninterest expenses with a decreasing ratio indicating improved performance. Compared to its peers, the Company's ability to control overhead is one of its operating strengths.

                      NORTHERN STATES FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


     Increases in salary and employee benefits expenses of $9,000 occurred during the second quarter of 2000 compared to the same period last year, an increase of .60%. Regular salary expense was $33,000 greater during the second quarter of 2000 due to annual salary increases. Group insurance expenses were $11,000 more during the three months ended June 30, 2000 as the result of increased premiums. Increases in the Company's stock price during the second quarter of 2000 caused salary expenses relating to stock appreciation rights to increase by $9,000 from last year. Expenses relating to commissions paid to mortgage banking staff declined $45,000 during the second quarter of 2000 as compared to last year as increased home mortgage rates decreased the volume of activity of this Bank segment.

     Occupancy expenses for the second quarter of 2000 were $303,000, $27,000 less when compared to the second quarter of 1999. Depreciation expense for the quarter was $47,000 less during 2000 compared to 1999 as new equipment purchased in 1994 when the Company changed data processing systems became fully depreciated during 1999. Expense for real estate taxes increased by $15,000 in the second quarter of 2000 compared to the same quarter of 1999 due to higher tax rates.

     Data processing expense during the three months ended June 30, 2000 was $122,000; no change from the same quarter last year. FDIC insurance during the second quarter of 2000 declined $7,000 from the same three month period last year. Other real estate owned expenses also increased slightly during the second quarter of 2000 by $3,000, to $20,000.

     Miscellaneous other operating expenses were $81,000 greater during the three months ended June 30, 2000 compared to the same three months last year. Product development expenses relating to the new checking account products introduced in the third quarter of 1999 were $30,000 greater during the second quarter of 2000. Telephone expenses were $19,000 greater during the second quarter of 2000 as the Company changed service providers and received final bills from the old service provider and had additional set up charges from the new service provider. The Company believes that this change will keep telephone expenses from increasing in the future. Expenses relating to auditing and examinations increased $14,000 during the second quarter of 2000 in part from new requirements made effective in 2000 that public companies have their quarterly financial statements reviewed by their independent accountants. Legal expenses also were $12,000 greater during the second quarter as the result of the increases in nonperforming loans.

     During the six months ended June 30, 2000, total noninterest expenses were $4,887,000 or $112,000 less than during the same period last year, a decline of 2.24%. The Company's efficiency ratio for the first half of 2000 was 46.38% as compared to 48.84% for the first half of 1999.

     Salaries and employee benefit expenses declined 3.21% or $98,000 during the six months ending June 30, 1999 as compared to the same period last year. Expenses relating to commissions for the mortgage banking staff were $149,000 less during the first half of 2000 as compared to 1999 as the volumes of mortgages sold decreased due to higher home mortgage rates. Overtime and FICA expenses also declined $7,000 and $4,000 during the first half of 2000 as the result of the decline in activity in the mortgage banking segment compared to 1999. Decreases to the Company's stock price lowered salary expenses relating to stock appreciation rights by $25,000 from last year. Regular employee salary expense increased 4.31% or $94,000 during the six months ended June 30, 2000 compared to the same period last year as the result of annual salary increases.

                      NORTHERN STATES FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


     Occupancy expenses were $63,000 less during the first six months of 2000 when compared to the same period of 1999. Depreciation expenses for building and equipment were $100,000 lower than for the same period of 1999. During the fourth quarter of 1994 the Bank changed data processing systems and purchased new equipment in conjunction with that change. This equipment became fully depreciated by January 2000 causing depreciation expense to decline during the first half of 2000. Real estate taxes increased $30,000 during the first half of 2000 as tax rates increased on the Company's properties.

     Data processing expense was $11,000 lower during the first six months of 2000 when compared to the same period of 1999. During the first half of 1999 there were additional data processing expenses relating to new software and testing of the data processing systems for Y2K compliance.

     FDIC deposit insurance expense was $35,000 for the first two quarters of 2000 declining $8,000 from the same period last year. Other real estate owned expenses also declined slightly by $6,000 during the six months ending June 30, 2000.

     Miscellaneous other operating expenses were $74,000 more for the six months ending June 30, 2000 than they were the same period last year. Expenses relating to product development of the new checking account products introduced in the third quarter of 1999 were $56,000 greater during the first half of 2000. Audit and examination expenses also increased $19,000 during the first half of 2000 in part as the result of new requirements that public companies have their independent accountants review their quarterly financial statements.


FEDERAL AND STATE INCOME TAXES

     For the three months ended June 30, 2000 and 1999, the Company's provisions for federal and state income taxes were $918,000 and $821,000, which as a percentage of pretax earnings was 31.88% and 30.95%. For the six months ended June 30, 2000, the Company's provision for federal and state taxes was $1,636,000 or 28.96% of pretax earnings as compared to $1,616,000 or 30.86% of pretax earnings for the six months ending June 30, 1999. During the first quarter of 2000, the Company received additional information to support a charitable contribution on real estate owned sold during 1999 to a municipal entity and the Company recorded a $153,000 tax benefit related to this sale. When discounting this one-time factor, income taxes as a percentage of pretax earning during the first half of 2000 would have been 31.67%.


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

     The Federal Reserve Board, together with the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation, adopted a Joint Agency Policy Statement on Interest-Rate Risk, effective June 26, 1996. The policy statement provides guidance to examiners and bankers on sound practices for managing IRR, which will form the basis for ongoing evaluation of the adequacy of IRR management at supervised institutions. The policy statement also outlines fundamental elements of sound management that have been identified in prior Federal Reserve guidance and discusses the importance of these elements in the context of managing IRR. Specifically, the guidance emphasizes the need for active board of director and management oversight and a comprehensive risk-management process that effectively identifies, measures, and controls IRR. Several techniques might be used by an institution to minimize IRR. One approach to periodically analyze its assets and liabilities and make future financing and investment decisions based on payment streams, interest rates, contractual maturities and estimated sensitivity to actual or potential changes in market interest rates. Such activities fall under the broad definition of asset/liability management. The Company's primary measurement tool used by management is to shock the balance sheet by decreasing rates 2% and increasing rates 2% using computer simulation to show the effect of rate changes on the fair value of the Company's financial instruments.

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

     Table 3, "Effect of Interest Shocks on Financial Instruments", compares information about the current fair value of the Company's financial instruments at March 31, 2000 to December 31, 1999. Table 3 shows the effects of interest rate shocks of decreasing rates 2% and increasing rates 2% on the fair value of the Company's financial instruments. The computer simulation model that is used to do the interest rate shocks and calculate the effect on the fair value of the Company's balance sheet takes into

                      NORTHERN STATES FINANCIAL CORPORATION

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

consideration maturity and repricing schedules of the various assets and liabilities. March 31, 2000 is used in Table 3 as it has the most recent data made available from the computer simulation model. At March 31, 2000 the fair value of securities available for sale increases $9.0 million when rates are shocked downward 2% while the fair value decreases $11.0 million for a 2% upwards rate shock. The change in fair value of securities is smaller when rates are shocked down because there were call provisions on $151.6 million of the U.S. Government agency securities at March 31, 2000. As rates decline the probability that a security with call provisions will be called increase because the security issuer has the opportunity to reduce their interest expense by paying off the called security.


                                     TABLE 3
                      NORTHERN STATES FINANCIAL CORPORATION
               EFFECT OF INTEREST SHOCKS ON FINANCIAL INSTRUMENTS
                   as of March 31, 2000 and December 31, 1999

                                                             Fair Value at March 31, 2000
                                                   --------------------------------------------------

                                                       Down 2%          Current           Up 2%
                                                   --------------------------------------------------
Assets
    Cash and cash equivalents                              $ 25,545         $ 25,544        $ 25,543
    Interest bearing deposits in financial
      institutions - maturities over 90 days                    101              100              99
    Securities available for sale                           198,333          189,295         178,294
    Loans                                                   262,814          252,439         242,771
    Direct lease financing                                    2,338            2,259           2,187
    Accrued interest receivable                               4,828            4,828           4,828

Financial liabilities:
    Deposits                                               $354,389         $346,413        $340,265
    Securities sold under repurchase agreements
      and other short-term borrowings                        55,762           55,756          55,750
    Federal Home Loan Bank term advances                     10,001           10,000           9,999
    Advances from borrowers for taxes and insurance             937              937             937
    Accrued interest payable                                  3,798            3,798           3,798

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

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to sign on its behalf by the undersigned hereunto duly authorized, on this 13th day of August 2000.



NORTHERN STATES FINANCIAL CORPORATION
            (Registrant)





Date:      August  10, 2000             By:   /s/ Fred Abdula
      ---------------------------          -----------------------------------
                                              Fred Abdula
                                              Chairman of the Board of
                                              Directors and President



Date:      August 10, 2000              By:   /s/ Thomas M. Nemeth
      ---------------------------          -----------------------------------
                                              Thomas M. Nemeth
                                              Vice President and Treasurer