Form 10-Q
period 2000-09-30
NORTHERN STATES FINANCIAL CORP /DE/
filed 2000-11-09
CIK 744485

================================================================================

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ending September 30, 2000

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                       ----------------------------------

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

                       ----------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                          YES:  XXX      NO:
                               ------        ------

                4,460,845 shares of common stock were outstanding
                            as of September 30, 2000

              NORTHERN STATES FINANCIAL CORPORATION AND SUBSIDIARY
                                    FORM 10-Q
                               SEPTEMBER 30, 2000
                                      INDEX



PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements                                                                     Page Number

      Independent Accountants' Report....................................................................2

      Condensed consolidated balance sheets as of September 30,
       2000, December 31, 1999 and September 30, 1999................................................... 3

      Condensed consolidated statements of income for the three and nine months ended September 30, 2000 and 1999.....................................................4

      Condensed consolidated statements of comprehensive income
       the three and nine months ended September 30, 2000 and 1999.......................................5

      Condensed consolidated statements of cash flows for
       the nine months ended September 30, 2000 and 1999.................................................6

      Notes to condensed consolidated financial statements.......................................... 7- 17


  Item 2. Management's discussion and analysis of financial condition and results of operations.................................................................. 18 - 26

  Item 7A. Quantitative and qualitative disclosures about market risk............................. 27 - 28

  PART II. OTHER INFORMATION

      Signatures........................................................................................29

                      NORTHERN STATES FINANCIAL CORPORATION
                                    FORM 10-Q
                               SEPTEMBER 30, 2000





INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Stockholders
Northern States Financial Corporation
Waukegan, Illinois

     We have reviewed the condensed consolidated balance sheet of NORTHERN STATES FINANCIAL CORPORATION as of September 30, 2000 and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2000 and 1999 and the condensed consolidated statements of cash flows for the nine-month period ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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


  /s/ Crowe, Chizek and Company LLP
---------------------------------------
Oak Brook, Illinois
October 26, 2000

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2000, December 31, 1999 and September 30, 1999
(In thousands of dollars) (Unaudited)

                                                                      September 30,    December 31,    September 30,
      Assets                                                              2000             1999            1999
                                                                      -------------    ------------    -------------

Cash and due from banks...........................................      $ 14,153        $ 16,740         $ 18,224
Interest bearing deposits in financial institutions -
    maturities less than 90 days..................................           189             160              185
Federal funds sold................................................        15,000               0                0
                                                                        --------        --------         --------
   Total cash and cash equivalents................................        29,342          16,900           18,409
Interest bearing deposits in financial institutions -
    maturities over 90 days.......................................             0             100              100
Securities available for sale.....................................       189,039         196,684          201,247
Loans.............................................................       282,248         248,162          242,409
Less: Allowance for loan losses...................................        (5,313)         (5,368)          (5,335)
                                                                        --------        --------         --------
   Loans, net.....................................................       276,935         242,794          237,074
Direct lease financing............................................         2,366           2,138            1,449
Office buildings and equipment, net...............................         5,901           6,176            6,259
Other real estate owned, net of allowance for losses
   of $552 at September 30, 1999..................................         2,622           2,622            2,497
Accrued interest receivable.......................................         5,263           4,361            4,862
Other assets......................................................         4,098           4,906            3,547
                                                                        --------        --------         --------
   Total assets...................................................      $515,566        $476,681         $475,444
                                                                        ========        ========         ========
      Liabilities and Stockholders' Equity
Liabilities
Deposits
   Demand - noninterest bearing...................................      $ 44,065        $ 41,261         $ 41,666
   NOW accounts...................................................        40,823          41,787           56,103
   Money market accounts..........................................        33,866          37,636           38,909
   Savings........................................................        42,978          44,207           45,888
   Time, $100,000 and over........................................        97,586          83,266           85,162
   Time, under $100,000...........................................       102,823          86,094           85,361
                                                                        --------        --------         --------
      Total deposits..............................................       362,141         334,251          353,089
Securities sold under repurchase agreements
   and other short-term borrowings................................        65,658          70,436           45,608
Federal Home Loan Bank advance....................................        10,000               0            5,000
Advances from borrowers for taxes and insurance...................           359             645              436
Accrued interest payable and other liabilities....................         6,929           5,815            5,261
                                                                        --------        --------         --------
      Total liabilities...........................................       445,087         411,147          409,394

Stockholders' Equity
Common stock......................................................         1,784           1,783            1,783
Additional paid-in capital........................................        11,424          11,405           11,376
Retained earnings.................................................        59,880          55,898           55,449
Accumulated other comprehensive loss, net.........................        (2,609)         (3,552)          (2,558)
                                                                        --------        --------         --------
   Total stockholders' equity.....................................        70,479          65,534           66,050
                                                                        --------        --------         --------
   Total liabilities and stockholders' equity.....................      $515,566        $476,681         $475,444
                                                                        ========        ========         ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three months and nine months ended September 30, 2000 and 1999
(In thousands of dollars, except per share data) (Unaudited)

                                                                             Three months ended             Nine months ended
                                                                         September 30,   September 30,  September 30   September 30,
                                                                             2000            1999           2000           1999
                                                                         ------------    ------------   ------------   ------------
Interest income
   Loans (including fee income).....................................        $6,642          $5,213         $18,158        $15,427
   Securities
     Taxable........................................................         2,694           2,790           8,136          7,847
     Exempt from federal income tax.................................           224             257             694            784
   Interest bearing deposits in financial institutions..............             5               4              12             13
   Federal funds sold...............................................            61              26             182            279
                                                                            ------          ------          ------         ------
      Total interest income.........................................         9,626           8,290          27,182         24,350
                                                                            ------          ------          ------         ------
Interest expense
   Time deposits....................................................         2,827           2,088           7,666          6,357
   Other deposits...................................................           939             959           2,788          2,920
   Other borrowings.................................................         1,303             654           3,104          1,874
                                                                            ------          ------          ------         ------
      Total interest expense........................................         5,069           3,701          13,558         11,151
                                                                            ------          ------          ------         ------
Net interest income.................................................         4,557           4,589          13,624         13,199
Provision for loan losses...........................................             0               0               0              0
                                                                            ------          ------          ------         ------
Net interest income after provision for
   loan losses......................................................         4,557           4,589          13,624         13,199
                                                                            ------          ------          ------         ------
Noninterest income
   Service fees on deposits.........................................           363             306           1,061            845
   Trust income.....................................................           180             174             559            555
   Mortgage banking income..........................................            20              22              63            239
   Net gains on sales of loans......................................             0               7               0            162
   Net gains on sales of other real estate owned....................             0             157               3            157
   Other operating income...........................................           155             137             501            470
                                                                            ------          ------          ------         ------
      Total noninterest income......................................           718             803           2,187          2,428
                                                                            ------          ------          ------         ------
Noninterest expense
   Salaries and employee benefits...................................         1,552           1,464           4,510          4,520
   Occupancy and equipment, net.....................................           300             335             921          1,019
   Data processing..................................................           117             120             358            372
   FDIC deposit insurance...........................................            18              20              53             63
   Other real estate owned..........................................            45              15              77             53
   Other operating expenses.........................................           476             474           1,476          1,400
                                                                            ------          ------          ------         ------
      Total noninterest expense.....................................         2,508           2,428           7,395          7,427
                                                                            ------          ------          ------         ------
Income before income taxes..........................................         2,767           2,964           8,416          8,200
Provision for income taxes..........................................           880             932           2,516          2,548
                                                                            ------          ------          ------         ------
Net income..........................................................        $1,887          $2,032          $5,900         $5,652
                                                                            ======          ======          ======         ======
Basic earnings per share............................................        $ 0.42          $ 0.46          $ 1.32         $ 1.27

Diluted earnings per share..........................................        $ 0.42          $ 0.46          $ 1.32         $ 1.27

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three months and nine months ended September 30, 2000 and 1999
(In thousands of dollars) (Unaudited)


                                                                       Three months ended               Nine months ended
                                                                   September 30,   September 30,   September 30,   September 30,
                                                                       2000            1999            2000            1999
                                                                   -------------   ------------    ------------    ------------
Net income....................................................        $1,887          $2,032          $5,900          $5,652
Other comprehensive income (loss):
    Unrealized gains (losses) arising during period
      on securities available for sale, net of tax
      of $1,324, ($323), $597 and ($2,021)....................         2,093            (510)            943          (3,196)
                                                                      ------          ------          ------          ------
Comprehensive income..........................................        $3,980          $1,522          $6,843          $2,456
                                                                      ======          ======          ======          ======

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2000 and 1999
(In thousands of dollars) (Unaudited)

                                                                                              September 30,   September 30,
                                                                                                  2000            1999
                                                                                              -------------   -------------
Cash flows from operating activities
       Net income........................................................................       $ 5,900         $ 5,652
       Adjustments to reconcile net income to net cash from
        operating activities:
          Depreciation...................................................................           356             478
          Deferred loan fees.............................................................           138              (8)
          Net change in loans held for sale..............................................             0           3,441
          Net gains on sales of loans....................................................             0            (162)
          Net gain on sale of building...................................................             0             (74)
          Net gain on sale of other real estate owned....................................            (3)           (157)
          Amortization of mortgage servicing rights......................................            40              52
          Net change in interest receivable..............................................          (902)           (454)
          Net change in interest payable.................................................         1,281             911
          Net change in other assets.....................................................           171             108
          Net change in other liabilities................................................          (167)         (1,720)
                                                                                                -------         -------
             Net cash from operating activities..........................................         6,814           8,067
                                                                                                -------         -------
Cash flows from investing activities
          Proceeds from maturities of interest-bearing deposits in financial
             institutions - maturities over 90 days......................................           100               0
          Proceeds from maturities and calls of securities available for sale............        10,559          70,677
          Purchases of securities available for sale.....................................        (1,374)        (76,280)
          Change in loans made to customers..............................................       (34,359)         (2,079)
          Property and equipment expenditures............................................           (81)           (273)
          Proceeds from sales of property and equipment..... ............................             0             257
          Proceeds from sale of other real estate owned..... ............................            83           2,667
          Net change in direct lease financing...........................................          (228)           (462)
                                                                                                -------         -------
             Net cash from investing activities..........................................       (25,300)         (5,493)
                                                                                                -------         -------
Cash flows from financing activities
          Net increase (decrease) in:
            Deposits.....................................................................        27,890          (2,667)
            Securities sold under repurchase agreements
              and other short-term borrowings............................................        (4,778)         (2,382)
            Advances from borrowers for taxes and insurance..............................          (286)           (556)
          Federal Home Loan Bank advance.................................................        10,000          (5,000)
          Net proceeds from exercise of stock options....................................            20              42
          Dividends paid.................................................................        (1,918)         (1,561)
                                                                                                -------         -------
             Net cash from financing activities..........................................        30,928         (12,124)
                                                                                                -------         -------
Net change in cash and cash equivalents..................................................        12,442          (9,550)
Cash and cash equivalents at beginning of period.........................................        16,900          27,959
                                                                                                -------         -------
Cash and cash equivalents at end of period...............................................       $29,342         $18,409
                                                                                                =======         =======
Supplemental disclosures
          Cash paid during the period for
             Interest....................................................................       $12,277         $10,240
             Income taxes................................................................         2,446           2,498
          Noncash investing activities
             Transfers made from loans to other real estate owned........................            80           2,510
             Transfers made from loans held for sale to portfolio........................             0           2,520

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     NORTHERN STATES FINANCIAL CORPORATION
                     -------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                               September 30, 2000

              (Dollar amounts in thousands, except per share data)

                                  (Unaudited)


Note 1 - Basis of Presentation
------------------------------

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

     The condensed consolidated balance sheets are as of September 30, 2000, December 31, 1999 and September 30, 1999. The condensed consolidated statements of income and the condensed consolidated statements of comprehensive income are for the three and nine months ended September 30, 2000 and 1999. The condensed consolidated statements of cash flows are for the nine months ended September 30, 2000 and 1999.

     The interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes (or "notes thereto") of the Company for the years ended December 31, 1999, 1998 and 1997.

     The results of operations for the three and nine month periods ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year.

     Basic earnings per share is based on weighted-average shares outstanding of 4,460,845 and 4,458,345 for the three months ended September 30, 2000 and 1999 and 4,460,289 and 4,457,149 for the nine months ended September 30, 2000 and 1999. Diluted earnings per share further assumes issue of any dilutive potential shares. Common stock information is summarized as follows:

                                          September 30,   December 31,   September 30,
                                              2000           1999            1999
                                         ---------------------------------------------
          Common shares authorized .....     6,500,000      6,500,000       6,500,000

          Common shares outstanding ....     4,460,845      4,458,345       4,458,345

          Par value per share ..........         $0.40          $0.40           $0.40

                     NORTHERN STATES FINANCIAL CORPORATION
                     -------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                               September 30, 2000

              (Dollar amounts in thousands, except per share data)

                                  (Unaudited)


Note 2 - Securities
-------------------

     The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale as of September 30, 2000, December 31, 1999 and September 30, 1999 are as follows:


September 30, 2000                          Amortized   Gross Unrealized     Fair
------------------                             Cost     Gains     Losses     Value
                                            ----------------------------------------
U.S. Treasury .............................. $    999    $  0        ($1)   $    998
U.S. Government agencies and corporations ..  166,018      10     (4,383)    161,645
States and political subdivisions ..........   18,546      80       (134)     18,492
Mortgage-backed securities .................    5,717      13        (68)      5,662
Equity securities ..........................    2,018     241        (17)      2,242
                                            ----------------------------------------
   Total ................................... $193,298    $344    ($4,603)   $189,039
                                            ========================================


December 31, 1999                           Amortized   Gross Unrealized     Fair
-----------------                              Cost     Gains     Losses     Value
                                            ----------------------------------------
U.S. Treasury .............................. $  4,999    $  0        ($1)   $  4,998
U.S. Government agencies and corporations ..  168,024       0     (5,933)    162,091
States and political subdivisions ..........   20,719     172       (181)     20,710
Mortgage-backed securities .................    6,775      10        (73)      6,712
Equity securities ..........................    1,966     211         (4)      2,173
                                            ----------------------------------------
   Total ................................... $202,483    $393    ($6,192)   $196,684
                                            ========================================


September 30, 1999                          Amortized   Gross Unrealized     Fair
------------------                             Cost     Gains     Losses     Value
                                            ----------------------------------------
U.S. Treasury .............................. $  4,997    $  7     $    0    $  5,004
U.S. Government agencies and corporations ..  170,028       1     (4,456)    165,573
States and political subdivisions ..........   21,108     253       (127)     21,234
Mortgage-backed securities .................    7,324      19        (72)      7,271
Equity securities ..........................    1,966     216        (17)      2,165
                                            ----------------------------------------
   Total ................................... $205,423    $496    ($4,672)   $201,247
                                            ========================================

                     NORTHERN STATES FINANCIAL CORPORATION
                     -------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                               September 30, 2000

              (Dollar amounts in thousands, except per share data)

                                  (Unaudited)




     Contractual maturities of securities available for sale at September 30, 2000 were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities and equity securities, are shown separately.


                                                        Amortized     Fair
                                                           Cost       Value
                                                       ---------------------

          Due in one year of less ....................   $  9,306   $  9,289
          Due after one year through five years ......    159,472    155,659
          Due after five years through ten years .....     16,785     16,187
                                                       ---------------------
                                                          185,563    181,135
          Mortgage-backed securities .................      5,717      5,662
          Equity securities ..........................      2,018      2,242
                                                       ---------------------

                        Total ........................   $193,298   $189,039
                                                       =====================


     Mortgage-backed securities are comprised of investments in pools of residential mortgages. The mortgage pools are issued and guaranteed by the Federal Home Loan Mortgage Corporation (FHLMC), the Government National Mortgage Corporation (GNMA) or the Federal National Mortgage Association (FNMA).

     The fair value of agency securities with call options totaled $152,687 at September 30, 2000. As of September 30, 2000, the Company held no structured notes.

     There were no sales of securities during the nine months ended September 30, 2000 and 1999.

     Securities carried at $147,979 and $133,612 at September 30, 2000 and 1999 were pledged to secure public deposits, repurchase agreements and for other purposes as required or permitted by law.

                     NORTHERN STATES FINANCIAL CORPORATION
                     -------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                               September 30, 2000

              (Dollar amounts in thousands, except per share data)

                                  (Unaudited)



Note 3 - Loans
--------------

     The Company makes loans to, and obtains deposits from, customers primarily in Lake County, Illinois and surrounding areas. Most loans are secured by specific items of collateral, including commercial and residential real estate and other business and consumer assets.

     Loans at September 30, 2000, December 31, 1999 and September 30, 1999 were as follows:

                                                September 30,  December 31,   September 30,
                                                    2000           1999           1999
                                                -------------------------------------------
          Commercial ........................      $  82,369     $  60,570       $  54,817
          Real estate - construction ........         23,640        21,813          19,335
          Real estate - mortgage ............        148,245       142,016         145,723
          Home equity .......................         19,510        17,259          16,223
          Installment .......................          9,030         6,957           6,803
                                                -------------------------------------------
             Total loans ....................        282,794       248,615         242,901
          Unearned income ...................            (24)          (69)            (87)
          Deferred loan fees ................           (522)         (384)           (405)
                                                -------------------------------------------
             Loans, net of unearned income
             and deferred loan fees .........        282,248       248,162         242,409
          Allowance for loan losses .........         (5,313)       (5,368)         (5,335)
                                                -------------------------------------------
             Loans, net .....................      $ 276,935     $ 242,794       $ 237,074
                                                ===========================================


     There were no loans held for sale on September 30, 2000, December 31, 1999, or September 30, 1999. During the first nine months of 1999 the Company transferred loans held for sale with a book value and fair value of $2,520 to portfolio loans.

     Real estate - mortgage loans with a carrying value of $17,571, $18,276 and $20,303 were pledged to secure public deposits at September 30, 2000, December 31, 1999 and September 30, 1999. The Company has also pledged real estate - mortgage loans on residential property in an amount equal to at least 167% of the outstanding Federal Home Loan Bank advances.

     Non-performing loans, which includes loans contractually past due ninety days or more, loans accounted for on a nonaccrual basis, and loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower, amounted to $3,951 at September 30, 2000, $815 at December 31, 1999 and $449 at September 30, 1999.

                     NORTHERN STATES FINANCIAL CORPORATION
                     -------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                               September 30, 2000

              (Dollar amounts in thousands, except per share data)

                                  (Unaudited)




     Impaired loans were as follows for September 30, 2000, December 31, 1999 and September 30, 1999:

                                           September 30,   December 31,   September 30,
                                               2000            1999           1999
                                           --------------------------------------------
          Loans with no allowance
             for losses allocated .........        $  0           $  0            $  0
          Loans with allowance
             for losses allocated .........         621            394             265
          Amount of the allowance
             allocated ....................          93             59              40


     The average balance and income recognized on impaired loans were as follows for the three and nine months ended September 30, 2000 and September 30, 1999:

                                                          Three months ended             Nine months ended
                                                     September 30,  September 30,   September 30,  September 30,
                                                         2000           1999            2000           1999
                                                    -------------------------------------------------------------
          Average of impaired  loans
             during the period .......................       $621           $415            $557           $933
          Interest income recognized during
             the impairment period ...................          0             12               0             30
          Cash-basis interest income recognized
             during the impairment period ............          0             12               0             30


     The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet financing needs of its customers. These financial instruments include commitments to make loans, standby letters of credit, and unused lines of credit. The Company's exposure to credit loss in the event of nonperformance by the other parties to these financial instruments is represented by the contractual amount of the instruments. The Company uses the same credit policy to make such commitments as it uses for on-balance sheet items.

                     NORTHERN STATES FINANCIAL CORPORATION
                     -------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                               September 30, 2000

              (Dollar amounts in thousands, except per share data)

                                  (Unaudited)




     At September 30, 2000, December 31, 1999 and September 30, 1999, the contract amount of the Company's off-balance sheet commitments was as follows:

                                             September 30,   December 31,   September 30,
                                                 2000            1999           1999
                                            ---------------------------------------------
     Unused lines of credit and
      commitments to make loans:
        Fixed rate .......................       $ 21,314       $ 19,776        $ 17,540
        Variable rate ....................         98,458         67,664          67,571
                                            ---------------------------------------------
           Total .........................       $119,772       $ 87,440        $ 85,111
                                            =============================================

     Standby letters of credit ...........       $  5,222       $  5,318        $  5,742

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

                               September 30, 2000

              (Dollar amounts in thousands, except per share data)

                                  (Unaudited)




Note 4 - Allowance for Loan Losses and Other Real Estate Owned Losses
---------------------------------------------------------------------

     Activity in the allowance for loan losses for the nine months ended September 30, 2000, twelve months ended December 31, 1999 and nine months ended September 30, 1999 is as follows:


                                                     September 30,   December 31,   September 30,
                                                         2000            1999           1999
                                                     ---------------------------------------------
        Balance at beginning of year ................     $ 5,368        $ 5,433         $ 5,433
        Provision charged to operating expense ......           0              0               0
        Loans charged off ...........................        (166)          (683)           (670)
        Recoveries on loans
          previously charged off ....................         111            618             572
                                                     ---------------------------------------------
           Balance at end of period .................     $ 5,313        $ 5,368         $ 5,335
                                                     =============================================


     There was no activity or balance in the allowance for other real estate owned losses during the nine months ended September 30, 2000. Activity in the allowance for other real estate owned losses for the twelve months ended December 31, 1999 and nine months ended September 30, 1999 is as follows:


                                                        December 31,   September 30,
                                                            1999            1999
                                                        ----------------------------
        Balance at beginning of year ...................      $ 552           $ 552
        Provision charged to operating expense .........          0               0
        Charge-off to the allowance for other
           real estate owned losses ....................       (176)              0
        Recovery of allowance upon sale of
           other real estate owned .....................       (376)              0
        Losses on other real estate owned ..............          0               0
                                                        ----------------------------
           Balance at end of period ....................      $   0           $ 552
                                                        ============================

                     NORTHERN STATES FINANCIAL CORPORATION
                     -------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                               September 30, 2000

              (Dollar amounts in thousands, except per share data)

                                  (Unaudited)



Note 5 - Provision for Income Tax
---------------------------------

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


Note 6 - Stockholders' Equity
-----------------------------

     For the nine months ended September 30, 2000 total stockholders' equity increased $4,945. The increase is a result of net income of $5,900, plus the change in the valuation allowance from December 31, 1999 for the fair value of securities available for sale, net of tax, of $943, plus $20 due to the exercise of 2,500 stock options pursuant to the Omnibus Incentive Plan, less cash dividends paid of $1,918.

     For the nine months ended September 30, 1999 total stockholders' equity grew by $937. The increase was the result of net income of $5,652, less the change in the valuation allowance from December 31, 1998 for the fair value of securities available for sale, net of tax, of $3,196, plus $42 due to the exercise of 4,945 stock options options pursuant to the Omnibus Incentive Plan, less cash dividends paid of $1,561.

     In October 2000, the Company adopted a Dividend Reinvestment and Stock Purchase Plan (the "Plan"). The Plan provides holders of the Company's common stock the opportunity to purchase additional shares of the Company's common stock by reinvesting cash dividends, to purchase additional shares of common stock, or do both. Stockholders who participate in the Plan will have the cash dividends paid on their shares of common stock automatically reinvested in shares of common stock. Participants may also make optional cash purchases of not less than $50 per payment and not more than $3,000 per calendar quarter.


Note 7 - Omnibus Incentive Plan Instruments
-------------------------------------------

     The 1992 Omnibus Incentive Plan (the "Plan") authorizes the issuance of up to 375,000 shares of the Company's common stock, including the granting of non-qualified stock options, restricted stock and stock appreciation rights.

                     NORTHERN STATES FINANCIAL CORPORATION
                     -------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                               September 30, 2000

              (Dollar amounts in thousands, except per share data)

                                  (Unaudited)


     Statement of Financial Accounting Standards No. 123 requires pro forma disclosures for companies that do not adopt its fair value accounting method for stock-based employee compensation. The Company did not grant any stock options during the nine months ended September 30, 2000 or during the entire year 1999. Stock options may be used to reward directors and employees and provide them with an additional equity interest in the Company. Options have been issued for 10 year periods and are fully vested when granted.

     Information about option grants follow:

                                                         Number of     Weighted-Avg.
                                                          Options     Exercise Price
                                                      ---------------------------------
        Outstanding at January 1, 1999 ............         18,855          $   8.32

        Exercised during period ended
            September 30, 1999 ....................         (4,945)             8.32
                                                      ---------------------------------

        Outstanding at September 30, 1999 .........         13,910          $   8.32
                                                      ==============


        Outstanding at January 1, 2000 ............         13,910          $   8.32

        Exercised during period ended
            September 30, 2000 ....................         (2,500)             8.32
                                                      ---------------------------------

        Outstanding at September 30, 2000 .........         11,410          $   8.32
                                                      ==============


     At September 30, 2000, all remaining options had an exercise price of $8.32. The options outstanding had a remaining life of 1.25 years.

     The Company at its discretion may grant stock appreciation rights under the Plan. A stock appreciation right entitles the holder to receive from the Company an amount equal to the excess, if any, of the aggregate fair market value of the Company's common stock which is the subject of such a grant over the grant price. During the nine months ended September 30, 2000, no stock appreciation rights were exercised. At both September 30, 2000 and 1999, 12,280 stock appreciation rights were outstanding at the grant price $8.32 per share. The Company's expense/(benefit) was $18 and ($6) for the three months ended September 30, 2000 and 1999 and ($25) and ($24) for the nine months ended September 30, 2000 and 1999. The stock appreciation rights will expire during 2002.

                     NORTHERN STATES FINANCIAL CORPORATION
                     -------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                               September 30, 2000

              (Dollar amounts in thousands, except per share data)

                                  (Unaudited)




Note 8 - Other Comprehensive Income
-----------------------------------

     Other comprehensive income components and related taxes for the three and nine months ended September 30, 2000 and 1999 follows:


                                                          Three months ended             Nine months ended
                                                     September 30,  September 30,   September 30,  September 30,
                                                         2000           1999            2000           1999
                                                     ------------------------------------------------------------
        Unrealized holding gains (losses)
           on securities available for sale .........      $3,417          ($833)        $ 1,540        ($5,217)
        Tax effect ..................................       1,324           (323)            597         (2,021)
                                                     ------------------------------------------------------------
           Other comprehensive gains (losses) .......      $2,093          ($510)        $   943        ($3,196)
                                                     ============================================================


Note 9 - Segment Information
----------------------------

     The operating segments are determined by the products and services offered, primarily distinguished between banking, mortgage banking and trust operations. Loans, securities and deposits provide the revenues in the banking operation, servicing fees and loan sales provide the revenues in mortgage banking, and trust fees provide the revenues in trust operations. All operations are domestic.

     Management began evaluating mortgage banking as a separate segment in August, 1998. Mortgage banking and trust segment performance is evaluated using fee income net of direct expenses. Income taxes are not allocated to these segments and selected indirect expenses are allocated. There are no transactions among segments. Substantially all assets are related to the banking segment. Neither mortgage banking nor trust pre-tax revenues exceeded 10% of total pre-tax income for the three or nine months ended September 30, 2000 or 1999.

                     NORTHERN STATES FINANCIAL CORPORATION
                     -------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                               September 30, 2000

              (Dollar amounts in thousands, except per share data)

                                  (Unaudited)




     Information reported internally for performance assessment of operating segments for the three and nine months ended September 30, 2000 and 1999 follows:

                                                Three months ended September 30, 2000
                                                 Banking      Other Segments    Total
                                             --------------------------------------------
        Net interest income ...............      $ 4,557           $  0        $ 4,557
        Other revenue .....................          490            228            718
        Other expenses ....................        2,275            233          2,508
                                             -----------------------------------------
           Segment profit (loss) ..........      $ 2,772            ($5)       $ 2,767
                                             =========================================


                                                Three months ended September 30, 1999
                                                 Banking      Other Segments    Total
                                             --------------------------------------------
        Net interest income ...............      $ 4,589           $  0        $ 4,589
        Other revenue .....................          600            203            803
        Other expenses ....................        2,210            218          2,428
                                             -----------------------------------------
           Segment profit (loss) ..........      $ 2,979           ($15)       $ 2,964
                                             =========================================


                                                 Nine months ended September 30, 2000
                                                 Banking      Other Segments    Total
                                             --------------------------------------------
        Net interest income ...............      $13,624           $  0        $13,624
        Other revenue .....................        1,477            710          2,187
        Other expenses ....................        6,687            708          7,395
                                             -----------------------------------------
           Segment profit (loss) ..........      $ 8,414           $  2        $ 8,416
                                             =========================================


                                                 Nine months ended September 30, 1999
                                                 Banking      Other Segments    Total
                                             --------------------------------------------
        Net interest income ...............      $13,199           $  0        $13,199
        Other revenue .....................        1,474            954          2,428
        Other expenses ....................        6,419          1,008          7,427
                                             -----------------------------------------
           Segment profit (loss) ..........      $ 8,254           ($54)       $ 8,200
                                             =========================================

                      NORTHERN STATES FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



     The following discussion focuses on the consolidated financial condition of the Northern States Financial Corporation (the "Company") at September 30, 2000 and the consolidated results of operations for the three and nine month periods ended September 30, 2000, compared to the same periods of 1999. The purpose of this discussion is to provide a better understanding of the condensed consolidated financial statements and the operations of its subsidiary, the Bank of Waukegan (the "Bank"). This discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto included herein.

     The statements contained in this management's discussion and analysis that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this report that a number of important factors could cause the Company's actual results subsequent to September 30, 2000 to differ materially from those expressed in any such forward-looking statements.


FINANCIAL CONDITION

     The consolidated total assets for the Company were $515.6 million at September 30, 2000, increasing $38.9 million from the Company's year-end, December 31, 1999.

     The Company had federal funds sold amounting to $15 million at September 30, 2000 compared to none at December 31, 1999. The Company's federal funds sold position has increased for purposes of liquidity.

     The fair value of securities available for sale was $189.0 million at September 30, 2000 decreased by $7.6 million from the previous year-end. The amortized cost of the securities portfolio declined $9.2 million from year-end. The net unrealized loss to the securities portfolio at September 30, 2000 was $4.3 million compared to a net unrealized loss at December 31, 1999 of $5.8 million and reflects lower bond interest rates at September 30, 2000 from the previous year-end. The statement of cash flows reflects that the Company had $10.6 million in maturities of securities during the nine months ended September 30, 2000 with only $1.4 million in purchases. As securities matured the proceeds were mainly used to fund increases to the Company's loan portfolio. The amortized cost of the securities portfolio showed decreases from the previous year-end to U.S. Treasury securities of $4.0 million, to U.S. Government agency issues of $2.0 million, to securities issued by state and political subdivisions of $2.2 million and to mortgage-backed securities of $1.0 million.

     The Company's loans increased $34.1 million to $282.2 million at September 30, 2000 or 13.74% from December 31, 1999. The local economy continued to thrive during the first nine months of 2000 and loan demand has been good with all loan product types showing increases. The commercial loan portfolio increased $21.8 million from year-end while real estate loans grew by $6.2 million. Home equity, installment and construction loans also posted increases of $2.2 million, $2.1 million and $1.8 million.

                      NORTHERN STATES FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



     During the first nine months of 2000 deposits at the Company increased $27.9 million from December 31, 1999. Deposit rates increased during the first nine months of 2000 and with the uncertainties of the stock market, time deposits became an attractive option to investors. Time deposits increased $31.0 million that was mostly deposited into longer-term time deposits. Another factor in the growth of time deposits is that some depositors at December 31, 1999 kept their funds in liquid deposit products because of Y2K concerns and have since transferred their deposits back into longer term time deposits. This is evidenced by money market, savings and NOW account balances that declined $3.8 million, $1.2 million and $.9 million from the previous year-end. Demand-noninterest bearing deposits increased $2.8 million mostly in commercial deposits.

     During the third quarter of 2000 the Company began to offer Internet banking to its customers. Management expects this product to increase and retain core deposits while increasing service fee income from depositors.

     Securities sold under repurchase agreements and other short-term borrowings at the Company declined $4.8 million from December 31, 1999 to $65.7 million at September 30, 2000. These funds mainly consist of securities sold under repurchase agreement that are offered through an overnight repurchase agreement product and a term product with maturities from 7 days to one year. Repurchase agreements provide a source of funds to the Company that do not increase reserve requirements with the Federal Reserve Bank or create an expense relating to FDIC insurance and, therefore, are less costly to the Company. The decrease in repurchase agreement funds has been the result of commercial customers drawing down their balances for operating purposes and transferring their funds to more liquid deposits.

     At September 30, 2000 the Company had term advances from the Federal Home Loan Bank in the amount of $10.0 million from having none at December 31, 1999. The funds provided by the term advances have been used to fund loan growth and for liquidity purposes.

     Total stockholders' equity increased $4,945,000 during the nine months ended September 30, 2000. The increase is the result of net income of $5,900,000, plus the adjustment in the valuation allowance for the market value of securities available for sale, net of tax, of $943,000, plus $20,000 due to the exercise of 2,500 stock options pursuant to the Omnibus Incentive Plan, less cash dividends paid of $1,918,000.


     The tier 1 capital to average asset ratio at September 30, 2000 was 14.73% and the total tier 2 capital to asset ratio, on a risk adjusted basis, amounted to 21.07%, exceeding the minimum required to be capitalized under prompt corrective action regulations, which minimums are 5.00% and 10.00%. Book value per share was $15.80 at September 30, 2000 as compared to $14.70 at December 31, 1999. On September 30, 2000, the Company and its subsidiary were in compliance with all applicable regulatory capital requirements.

                      NORTHERN STATES FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


NET INCOME

     The consolidated net income for the quarter ended September 30, 2000 was $1,887,000, a decrease of $145,000 or 7.14%, as compared to net income of $2,032,000 for the same period the previous year. The annualized return on average assets was 1.49% for the quarter, down from 1.71%, the return on average assets for the quarter the previous year. The consolidated net income for the nine months ended September 30, 2000 was $5,900,000, an increase of $248,000 or 4.39%, over the first nine months of 1999. The annualized return on average assets for the first nine months of 2000 was 1.61% increasing slightly from 1.60%, the return on average assets for the same period the previous year.


NET INTEREST INCOME

     Net interest income, the difference between interest income earned on average interest earning assets and interest expense on average interest bearing liabilities, decreased $32,000 during the three months ended September 30, 2000, compared to the same three months in 1999. Interest rates during the third quarter of 2000 were generally higher than during the same period of 1999. This is evidenced by the prime lending rate that was 9.50% at September 30, 2000 compared to 8.25% at September 30, 1999, an increase of 125 basis points. Yields earned on interest earning assets were 55 basis points higher during the third quarter 2000 compared to the third quarter 1999. But, net interest income decreased because rates paid on interest bearing liabilities increased to a greater extent causing interest expense to rise more than interest income. Table 1, "Analysis of Average Balance and Tax Equivalent Rates for the Three Months ended September 30, 2000 and 1999", shows the rates paid on interest bearing liabilities increased to 5.24% during the third quarter of 2000 as compared to 4.14% last year, an increase of 110 basis points. Rates paid on money market deposits increased 54 basis points from the same quarter last year as rates were increased on money market deposits to meet local competition. Due to the increase in loan demand the Company offered higher time deposit rates compared to last year. Rates on time deposits and other borrowings were 116 and 167 basis points greater than the same quarter last year. As a result of these changes the net yield on interest earning assets for the third quarter of 2000 was 3.87% compared to 4.22% last year.

     During the first nine months of 2000, net interest income increased $425,000 or 3.22% over the same period of 1999. Table 2, "Analysis of Average Balance and Tax Equivalent Rates for the Nine Months ended September 30, 2000 and 1999" shows that the Company's net yield on interest earning assets was 4.00% for the first nine months of 2000 as compared to 4.09% in 1999. The yield on interest earning assets was 43 basis points higher for the nine months ended September 30, 1999 as compared to the same nine-month period last year. Rates paid on interest bearing liabilities increased 68 basis points from the previous year as the Company raised its time deposit and money market rates to meet competition and to increase deposits to fund loan growth. Despite the smaller net yield on interest earning assets, net interest income increased $425,000 due to the larger volume in interest earning assets that averaged $461.6 million for the nine months ended September 30, 2000 compared to $445.8 million for the same period last year

                      NORTHERN STATES FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                                     TABLE 1

                      NORTHERN STATES FINANCIAL CORPORATION
              ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES
             For the Three Months Ended September 30, 2000 and 1999
                                    ($ 000s)

                                                              2000                                   1999
                                              ------------------------------------  -------------------------------------
                                                Average                               Average
                                                Balance     Interest      Rate        Balance      Interest      Rate
                                              ------------------------------------  -------------------------------------
Assets
   Loans (1)(2)(3)                               $286,287       $6,660      9.31%       $243,500       $5,244      8.61%
   Taxable securities (4)                         170,143        2,694      6.11%        181,358        2,790      6.03%
   Tax-advantaged securities (2) (4)               17,965          339      7.52%         20,522          389      7.66%
   Interest bearing deposits in banks                 240            5      8.33%            296            4      5.41%
   Federal funds sold                               3,716           61      6.57%          1,868           26      5.57%
                                              -----------------------------------   ------------------------------------
      Interest earning assets (4)                 478,351        9,759      8.05%        447,544        8,453      7.50%
   Noninterest earning assets                      26,820                                 26,474
                                              -----------                           ------------
      Average assets                             $505,171                               $474,018
                                              ===========                           ============
Liabilities and stockholders' equity
   NOW deposits                                  $ 41,675         $286      2.75%       $ 48,038         $297      2.47%
   Money market deposits                           34,796          353      4.06%         39,567          348      3.52%
   Savings deposits                                43,649          300      2.75%         45,901          314      2.74%
   Time deposits                                  183,736        2,827      6.15%        167,352        2,088      4.99%
   Other borrowings                                83,238        1,303      6.26%         56,937          654      4.59%
                                              -----------------------------------   ------------------------------------
      Total interest bearing liabilities          387,094        5,069      5.24%        357,795        3,701      4.14%
                                                          -----------------------                -----------------------
   Demand deposits                                 42,695                                 44,882
   Other noninterest earning liabilities            7,311                                  6,100
   Stockholders' equity                            68,071                                 65,241
                                              -----------                           ------------
      Average liabilities and
       Stockholders' equity                      $505,171                               $474,018
                                              ===========                           ============
    Net interest income                                         $4,690                                 $4,752
                                                          ============                           ============
    Net yield on interest earning assets (4)                                3.87%                                  4.22%
                                                                       ==========                             ==========
    Interest bearing liabilities
      to earning assets ratio                                              79.87%                                 79.34%
                                                                       ==========                             ==========

     (1) - Interest income on loans includes loan origination and other fees of $85 and $81 for the three months ended September 30, 2000 and 1999.

     (2) - Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34% rate.

     (3) - Non-accrual loans are included in average loans.

     (4) - Rate information was calculated on the average amortized cost for securities. The three months ending September 30, 2000 and 1999 average balance information includes an average unrealized gain
           (loss) for taxable securities of ($6,230) and ($3,609) and for tax-advantaged securities ($74) and $209.

                      NORTHERN STATES FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                                     TABLE 2

                      NORTHERN STATES FINANCIAL CORPORATION
              ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES For the Nine Months Ended September 30, 2000 and 1999
                                    ($ 000s)

                                                                  2000                                   1999
                                                  -----------------------------------   ------------------------------------
                                                    Average                               Average
                                                    Balance     Interest      Rate        Balance      Interest      Rate
                                                  -----------------------------------   ------------------------------------
Assets
   Loans (1)(2)(3)                                   $268,177      $18,219      9.06%       $243,318      $15,528      8.51%
   Taxable securities (4)                             170,811        8,136      6.10%        173,348        7,847      5.98%
   Tax-advantaged securities (2) (4)                   18,469        1,052      7.55%         21,066        1,188      7.68%
   Interest bearing deposits in banks                     250           12      6.40%            306           13      5.66%
   Federal funds sold                                   3,918          182      6.19%          7,784          279      4.78%
                                                  -----------------------------------   ------------------------------------
      Interest earning assets                         461,625       27,601      7.85%        445,822       24,855      7.42%
   Noninterest earning assets                          26,918                                 25,748
                                                  -----------                           ------------
      Average assets                                 $488,543                               $471,570
                                                  ===========                           ============

Liabilities and stockholders' equity
   NOW deposits                                      $ 42,791         $859      2.68%       $ 45,102         $880      2.60%
   Money market deposits                               36,122        1,014      3.74%         41,071        1,073      3.48%
   Savings deposits                                    44,649          915      2.73%         45,733          967      2.82%
   Time deposits                                      176,772        7,666      5.78%        170,622        6,357      4.97%
   Other borrowings                                    71,678        3,104      5.77%         53,407        1,874      4.68%
                                                  -----------------------------------   ------------------------------------
      Total interest bearing liabilities              372,012       13,558      4.86%        355,935       11,151      4.18%
                                                              -----------------------                -----------------------
   Demand deposits                                     42,759                                 43,340
   Other noninterest earning liabilities                7,429                                  6,706
   Stockholders' equity                                66,343                                 65,589
                                                  -----------                           ------------
      Average liabilities and
       Stockholders' equity                          $488,543                               $471,570
                                                  ===========                           ============
    Net interest income                                            $14,043                                $13,704
                                                              ============                           =============
    Net yield on interest earning assets                                        4.00%                                  4.09%
                                                                           ==========                             ==========
    Interest bearing liabilities
      to earning assets ratio                                                  79.38%                                 79.64%
                                                                           ==========                             ==========

     (1) - Interest income on loans includes loan origination and other fees of $256 and $256 for the nine months ended September 30, 2000 and 1999.

     (2) - Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34% rate.

     (3) - Non-accrual loans are included in average loans.

     (4) - Rate information was calculated on the average amortized cost for securities. The nine month ending September 30, 2000 and 1999 average balance information includes an average unrealized gain (loss) for taxable securities of ($6,900) and ($1,547) and for tax-advantaged securities ($114) and $443.

                      NORTHERN STATES FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


PROVISION FOR LOAN LOSSES

     There was no provision for loan losses during the three and nine months ended September 30, 2000 or September 30, 1999. Management, with the concurrence of the Board of Directors, after carefully reviewing the adequacy of the allowance for loan losses and the levels of nonperforming and impaired loans, found that no provision for loan losses was necessary during these periods.

     At September 30, 2000, the allowance for loan losses was $5,313,000 or 1.88% of loans as compared to 2.16% of loans at December 31, 1999. Nonperforming loans at September 30, 2000 were $3,951,000 or 1.40% of loans, up from $815,000 at December 31, 1999. Impaired loans at September 30, 2000 were $621,000 up from $394,000 at December 31, 1999. The amount of the allowance for loan losses allocated for impaired loans was $93,000 at September 30, 2000 increasing from $59,000 from the previous year-end.

    Other real estate owned, a non-performing asset, at September 30, 2000 was $2,622,000. During the first nine months of 2000 one property used to secure a loan was foreclosed upon and $80,000 was transferred from loans to other real estate owned. This property was consequently sold netting proceeds of $83,000 that resulted in a gain from the sale of $3,000.

     During the first nine months of 2000 $166,000 in loans were charged off to the allowance compared to $670,000 during the same period last year. Recoveries of loans previously charged off were $111,000 during the first nine months of 2000 compared to $572,000 during the same period in 1999.

     Management and the Board of Directors analyze the adequacy of the allowance for loan losses at least quarterly. Loans judged to be impaired, loans with potential loss exposure, loans that are no longer accruing interest, and historical net loan loss percentages are reviewed in the analysis of the allowance for loan losses. Based on management and the Board of Directors' analysis, the allowance for loan losses at September 30, 2000 is adequate to cover future possible loan losses. If the level of impaired and nonperforming loans remains stable during the remainder of 2000, no additional loan loss provision is anticipated during 2000.

NONINTEREST INCOME

     Noninterest income for the three months ended September 30, 2000 was $718,000 as compared to $803,000 for the three months ended September 30, 1999, a decrease of $85,000. The most significant factor affecting the decline in noninterest income is that the Company experienced a one-time gain on the sale of a foreclosed property during the three months ended September 30, 1999 in the amount of $157,000. As there were no sales of other real estate owned in the third quarter of 2000, gains from sales of these properties declined by $157,000. Service fees on deposits increased by $57,000 as compared to the same quarter last year because of increased overdraft fee income and service charges from the new retail checking account product that was introduced during the third quarter of 1999. The new checking

                      NORTHERN STATES FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


product packages bank services and offers common carrier and accidental death insurance for a monthly membership fee. Trust fee income increased slightly by $6,000 during the quarter ended September 30, 2000 as compared to the same quarter last year. Mortgage banking income and gains from the sales of loans declined $9,000 in aggregate during the third quarter of 2000 as compared to last year as increased home mortgage rates caused the levels of mortgage activity to decrease. Miscellaneous operating income during the third quarter of 2000 was $18,000 greater than the same period last year because of increased miscellaneous fees collected by tellers and operations staff for services done for customers.

     For the first nine months of 2000 noninterest income was $2,187,000 as compared to $2,428,000 for the same period of 1999, a decrease of $241,000. Service fees on deposits were $216,000 more during the first nine months of 2000 as compared to the same period last year because of increased overdraft fee income of $126,000 resulting from greater overdraft activity from commercial checking account customers. Deposit service fees also increased because of fee income generated from the checking account product introduced during the third quarter of 1999 that was $111,000 greater during the first three-quarters of 2000 as compared to last year. Trust income for the nine months ended September 30, 2000 rose only slightly by $4,000. Other income from mortgage banking and gains on sales of loans declined $176,000 and $162,000 during the first nine months of 2000 as higher home mortgage rates in 2000 caused sharp declines in the volumes of these activities. Gains from the sale of other real estate owned were only $3,000 during the nine months ended September 30, 2000 compared to $157,000 during the same period last year. During the second quarter of 2000 one property securing a loan was foreclosed upon and $80,000 was transferred to other real estate owned. This property was consequently sold during the second quarter of 2000 resulting in a gain of $3,000. During the third quarter of 1999 the Company sold a foreclosed upon property at a gain of $157,000. Other operating income increased $31,000 during the nine months ended September 30, 1999 compared to last year. During the first three quarters of 2000 fees from charging customers for miscellaneous services, fees from noncustomer use of Company ATMs, loan fee income and income earned on security deposits increased $27,000, $22,000, $29,000 and $37,000 from last year. Offsetting these increases in other income during 2000 was a one-time $74,000 gain on the sale of a branch office during the first quarter of 1999.

NONINTEREST EXPENSES

     Noninterest expenses for the quarter ended September 30, 2000 were $2,508,000 increasing $80,000 from the same quarter last year. The Company's efficiency ratio, noninterest expenses divided by the sum of net interest income and noninterest income, was 47.55% for the third quarter of 2000 as compared to 45.03% for the same quarter of 1999. The efficiency ratio is frequently used as an indicator as to how well a financial institution manages its noninterest expenses with a decreasing ratio indicating improved performance. Compared to its peers, the Company's ability to control overhead is one of its operating strengths.

     Increases in salary and employee benefit expenses of $88,000 occurred during the third quarter of 2000 compared to the same period last year. Regular salary expense was 4.37% or $49,000 greater during the third quarter of 2000 as a result of yearly merit increases. Compensation expense relating to stock appreciation rights were $24,000 more during the three months ended September 30, 2000 than in the same three months last year as the share price of the Company's stock rose. Group insurance expense increased $12,000 during the third quarter of 2000 compared to last year due to premium rate increases.

                      NORTHERN STATES FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION



     Occupancy expenses for the third quarter of 2000 were $300,000, which was a decrease of $35,000 from the third quarter of 1999. This decrease in occupancy expenses is attributable to $30,000 in decreased maintenance expenses during the three months ended September 30, 2000. During the third quarter of 1999 there had been increased maintenance expenses incurred to prepare the Company's equipment for Y2K.

     Data processing expense declined slightly by $3,000 during the three months ended September 30, 2000 to $117,000.

     FDIC insurance expense was $18,000 during the three months ended September 30, 2000 decreasing slightly from $20,000 during the same period last year.

     Other real estate owned expenses increased during the third quarter of 2000 by $30,000 to $45,000. To prepare one of the foreclosed upon properties for market, repairs were to it made during the third quarter of 2000 raising this expense compared to last year.

     Miscellaneous other operating expenses for the third quarter of 2000 increased slightly by $2,000 to $476,000 compared to the same quarter last year. Product development costs related to the checking account that the Company began offering during the third quarter of 1999 were $30,000 greater during the third quarter of 2000 compared to last year. Loan expenses related to the making of loans for sale on the secondary market from the mortgage banking area were $15,000 less during the third quarter of 2000 compared to last year as higher mortgage rates slowed volumes in 2000. Other miscellaneous other operating expenses declined $13,000 in aggregate during the third quarter of 2000 compared to the same quarter last year.

     During the nine months ended September 30, 2000, total noninterest expenses were $7,395,000 or $32,000 less than during the same period last year. The Company's efficiency ratio was 46.77% for the first nine months of 2000 as compared to 47.53% for the first nine months of 1999.

     Salaries and employee benefits expense was $10,000 less during the nine months ended September 30, 2000 as compared to the same period last year. Commissions relating to the mortgage banking department were $151,000 less during first three-quarters of 2000 compared to the same period last year as higher home mortgage rates reduced this department's activities. Regular salary expense was 4.33% or $143,000 greater during the first three-quarters of 2000 as a result of yearly merit increases.

     Occupancy expenses were $98,000 less during the first nine months of 2000 when compared to the same period of 1999. Depreciation expenses for building and equipment were $122,000 lower than for the same period of 1999 as new equipment purchased in 1994 when the Company changed data processing systems became fully depreciated during 1999. Utility expenses for the first nine months of 2000 increased $22,000 caused by rising energy costs.

     Data processing expense decreased slightly by $14,000 during the first nine months of 2000 when compared to the same period of 1999.

                      NORTHERN STATES FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


     FDIC deposit insurance expense was $53,000 for the first three-quarters of 2000, $10,000 less than for the same period last year. With the increases in deposits during the first nine months of 2000 it is expected that FDIC deposit insurance expenses will begin to rise.

    Other real estate owned expenses were $24,000 greater during the nine months ended September 30, 2000 as compared to the same period last year as extensive repairs were made during 2000 to one of the foreclosed properties to prepare it for market.

     Miscellaneous other operating expenses increased $76,000 for the nine months ended September 30, 2000 as compared to the same period last year. Product development costs related to the checking account that the Company began offering during the third quarter of 1999 were $86,000 greater during nine months ended September 30, 2000 compared to last year. Professional fees and telephone expense increased $19,000 and $20,000 during the first three-quarters of 2000 as the Company prepared to release its new Internet banking product. Expenses relating to audit and examinations increased $25,000 during the first nine months of 2000 in part from new requirements effective in 2000 that public companies have their quarterly financial statements reviewed by their independent accountants. Printing and supplies expenses increased by $12,000 during the first three-quarters of 2000 as paper prices increased. Offsetting these increases during the first nine months of 2000 was a decline of $90,000 to loan expenses related to originating mortgage loans for sale on the secondary market as volumes slowed due to higher mortgage rates.

FEDERAL AND STATE INCOME TAXES

     For the three months ended September 30, 2000 and 1999, the Company's provisions for federal and state income taxes were $880,000 and $932,000, which as a percentage of pretax earnings was 31.80% and 31.44%. For the nine months ended September 30, 2000, the Company's provisions for federal and state taxes totaled $2,516,000 or 29.90% of pretax earnings as compared to $2,548,000 or 31.07% of pretax earnings for the nine months ended September 30, 1999. During the first quarter of 2000, the Company received additional information to support a charitable contribution on real estate owned sold during 1999 to a municipal entity and the Company recorded a $153,000 tax benefit related to this sale. When discounting this one-time factor, income taxes as a percentage of pretax earning during the first nine months of 2000 would have been 31.71%.

RECENT ACCOUNTING PRONOUNCEMENTS

    Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued by the Financial Accounting Standards Board (FASB) in 1998 and is effective for the Company on January 1, 2001. It requires that all derivatives be recorded at fair value in the balance sheet, with changes to fair value charged or credited to income. If derivatives are documented and effective as hedges, the change in derivative fair value will be offset by an equal change in the fair value of the hedged item. Since the Company has no derivative or hedging activities, adoption of Statement 133 will have no material impact on the Company's financial statements.

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

     The following Table 3, "Effect of Interest Shocks on Financial Instruments as of June 30, 2000 and December 31, 1999", shows how interest rate shocks of decreasing rates 2% and increasing rates 2% effect the fair value of the Company's financial instruments. The data shown in Table 3 is as of June 30, 2000 as it is the most current period available from the computer simulation model. The computer simulation model used to do the interest rate shocks and calculate the effect on the fair value of the Company's financial instruments takes into consideration maturity and repricing schedules of the various assets and liabilities. At June 30, 2000 the fair value of securities available for sale increases $8.5 million

                      NORTHERN STATES FINANCIAL CORPORATION

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK


when rates are shocked downward 2% while the fair value decreases $9.9 million for a 2% upwards rate shock. The change in fair value of securities is smaller when rates are shocked down because there were call provisions on $151.6 million of the U.S. Government agency securities at June 30, 2000. As rates decline the probability that a security with call provisions will be called increase because the security issuer has the opportunity to reduce their interest expense by paying off the called security. At June 30, 2000 the fair value of the Company's financial asset instruments was $492.1 million compared to the book value on the Company's financial asset instruments at June 30, 2000 of $494.5 million.


                                               TABLE 3
                               NORTHERN STATES FINANCIAL CORPORATION
                         EFFECT OF INTEREST SHOCKS ON FINANCIAL INSTRUMENTS
                             as of June 30, 2000 and December 31, 1999

                                                                  Fair Value at June 30, 2000
                                                         --------------------------------------------
                                                            Down 2%          Current         Up 2%
                                                         --------------------------------------------
Assets
    Cash and cash equivalents                              $ 18,381          $18,380        $ 18,379
    Interest bearing deposits in financial
       institutions - maturities over 90 days                   100              100             100
    Securities available for sale                           195,681          187,138         177,251
    Loans                                                   289,543          279,941         271,039
    Direct lease financing                                    2,199            2,135           2,078
    Accrued interest receivable                               4,358            4,358           4,358

Financial liabilities:
    Deposits                                               $354,722         $346,686        $340,413
    Securities sold under repurchase agreements
      and other short-term borrowings                        73,326           73,319          73,312
    Federal Home Loan Bank term advances                     10,001           10,000           9,999
    Advances from borrowers for taxes and insurance             937              937             937
    Accrued interest payable                                  4,169            4,169           4,169

                                                                Fair Value at December 31, 1999
                                                         --------------------------------------------
                                                            Down 2%          Current         Up 2%
                                                         --------------------------------------------
Assets
    Cash and cash equivalents                              $ 16,900         $ 16,900        $ 16,900
    Interest bearing deposits in financial
       institutions - maturities over 90 days                   101              100              99
    Securities available for sale                           204,914          196,684         185,041
    Loans                                                   255,395          245,838         236,915
    Direct lease financing                                    2,211            2,175           2,142
    Accrued interest receivable                               4,361            4,361           4,361

Financial liabilities:
    Deposits                                               $341,331         $333,547        $327,593
    Securities sold under repurchase agreements
      and other short-term borrowings                        70,440           70,436          70,432
    Advances from borrowers for taxes and insurance             645              645             645
    Accrued interest payable                                  3,640            3,640           3,640

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to sign on its behalf by the undersigned hereunto duly authorized, on this 9th day of November 2000.



NORTHERN STATES FINANCIAL CORPORATION
           (Registrant)





Date:       November 9, 2000              By:    /s/ Fred Abdula
      -----------------------------           ----------------------------------
                                                 Fred Abdula
                                                 Chairman of the Board of
                                                 Directors and President



Date:       November 9, 2000              By:    /s/ Thomas M. Nemeth
      -----------------------------           ----------------------------------
                                                 Thomas M. Nemeth
                                                 Vice President and Treasurer