Form 10-K405
period 2000-12-31
NORTHERN STATES FINANCIAL CORP /DE/
filed 2001-03-27
CIK 744485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000
OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

______________________________

COMMISSION FILE NUMBER 0 — 19300

NORTHERN STATES FINANCIAL CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State of incorporation)	36-3449727 (I.R.S. Employer Identification No.)

1601 North Lewis Avenue Waukegan, Illinois 60085 (847) 244-6000 (Address, including zip code, and telephone number, including area code, of principal executive office) ______________________________

Securities registered pursuant to Section 12(g) of the Act

Title of each class	Name of each exchange on which registered

Common Stock $.40 par value	NASDAQ Small-Cap Market

Cover Page 1 of 2

Page 1 of 65 Pages
Exhibit Index Appears on Page 21

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      The aggregate market value of the voting shares held by nonaffiliates of the Registrant is $56,211,785, as of March 13, 2001. Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are “affiliates” and that the last price known to management was a sale on March 13, 2001, of $19.00 per share.

      4,461,755 shares of common stock were outstanding as of March 22, 2001.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of Parts II and IV are incorporated by reference from the Registrant’s 2000 Annual Report to Stockholders; and a portion of Part III is incorporated by reference from the Registrant’s Proxy Statement dated March 27, 2001, for the Annual Meeting of Stockholders to be held April 26, 2001.

      Except for those portions of the 2000 Annual Report incorporated by reference, the Annual Report is not deemed filed as part of this Report.

Cover Page 2 of 2

PART I

Item 1. Business

THE COMPANY

Overview

      Northern States Financial Corporation (the “Registrant” or the “Company”) is a bank holding company organized in 1984 under the laws of Delaware, for the purpose of becoming the parent bank holding company of the Bank of Waukegan (the “Bank”). In 1991, the Registrant acquired First Federal Bank, fsb (“First Federal” or the “Thrift”). On December 17, 1997, the Company’s Board of Directors announced that it had approved the merger of its two wholly owned subsidiaries, Bank of Waukegan and First Federal Bank, fsb. The merger became effective April 21, 1998 with the Bank as the surviving entity in the merger.

      The Registrant is registered under the Bank Holding Company Act of 1956, as amended, and owns all the outstanding stock of the Bank. At December 31, 2000, the Company had 432 registered stockholders of record, 4,460,845 shares of Common Stock outstanding, and total consolidated assets of approximately $538 million. Aside from the stock of the Bank and cash, the Registrant has no other substantial assets.

      As a large, community-oriented, independent banking organization in the Waukegan-Gurnee area in the State of Illinois, the Company is well positioned to take advantage of the growth in Waukegan-Gurnee and its surrounding communities. The Company has continuously served the community since 1919 when First Federal was chartered; complemented by the Bank when it was chartered in 1962. The Company’s local management, coupled with its long record of service, has allowed it to compete successfully in the banking market. The Company operates as a traditional community bank with conveniently located branches and a professional staff.

      The Registrant and Bank have no material patents, licenses or franchises except the corporate franchises and trademarks, which permit them to engage in banking and trust practices pursuant to law.

      The following table shows loans and deposits of the Bank as of December 31, 2000 (in thousands of dollars):

Loans	Deposits

$298,851	$373,121

      The principal business of the Registrant, operating through the Bank, consists of attracting deposits and securities sold under repurchase agreements from the general public, making commercial loans, loans secured by residential and commercial real estate and consumer loans, and operating mortgage banking and trust businesses.

Subsidiary Operations

      The Bank of Waukegan was chartered as a state bank in 1962 and is located in Waukegan, Illinois. Waukegan is located approximately 37 miles north of Chicago, Illinois and has a population of approximately 70,000. At December 31, 2000 the Bank of Waukegan had total assets of approximately $538.1 million, deposits of approximately $373.7 million and stockholder’s equity of approximately $71.9 million. The Bank has three banking offices located in Waukegan, one office located in Antioch, Illinois, one office located in Gurnee, Illinois, and one office located in Winthrop Harbor, Illinois.

      The Bank provides services to individuals, businesses and local governmental units in northeastern Illinois and southeastern Wisconsin.

      The Bank’s full service banking business includes the customary consumer and commercial products and services which banks provide, including the following: demand, savings, and time deposits, securities sold under repurchase agreements and individual retirement accounts; commercial, consumer and real estate lending, including installment loans, student loans, lines of credit and overdraft checking; safe deposit operations; trust services; and a variety of additional services tailored to the needs of individual customers, such as the sale of traveler’s checks, money orders, cashier’s checks and foreign currency, direct deposit, and other special services.

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

      The Bank’s trust department acts as executor, administrator, trustee, conservator, guardian, custodian and agent. At December 31, 2000, the Trust Department had assets under management or custodial arrangements of approximately $191 million. Its office is located in Waukegan, Illinois.

Company Operating Strategy

      Corporate policy, strategy and goals are established by the Board of Directors of the Company. Pursuant to the Company’s philosophy, operational and administrative policies for the Bank are also established by the Company. Within this framework, the Bank focuses on providing personalized services and quality products to customers to meet the needs of the communities in which they operate.

      As part of its community banking approach, the Company encourages the officers of the Bank to actively participate in community organizations. In addition, within credit and rate of return parameters, the Company attempts to ensure that the Bank meets the credit needs of the community. In addition, the Bank invests in local municipal securities.

Lending Activities

General — The Bank provides a range of commercial and retail lending services to corporations, partnerships and individuals, including, but not limited to, commercial business loans, commercial and residential real estate construction and mortgage loans, consumer loans, revolving lines of credit and letters of credit. The installment loan department makes direct and indirect loans to consumers and commercial customers. The mortgage department originates and services commercial and residential mortgages. The Bank’s mortgage banking operation takes and processes loan applications that are “table funded” by the institution that ultimately funds and owns the loan.

      The Bank aggressively markets its services to qualified borrowers in both the commercial and consumer sectors. The Bank’s commercial lending officers actively solicit the business of new companies entering the surrounding market as well as long-standing members of the business community. Through personalized professional service and competitive pricing, the Bank has been successful in attracting new commercial lending customers. At the same time, the Bank actively advertises its consumer loan products and continually attempts to make its lending officers more accessible.

Commercial Loans — The Bank seeks new commercial loans in its market area and much of the increase in these loans in recent years can be attributed to the successful solicitation of new business. The Bank has also purchased commercial loans or portions of commercial loans from other financial institutions and investment banking houses. The Bank’s areas of emphasis include, but are not limited to, loans to manufacturers, building contractors, developers, business services companies and retailers. The Bank provides a wide range of commercial business loans, including lines of credit for working capital purposes and term loans for the acquisition of equipment and other purposes. Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate. Loans may be made on an unsecured basis where warranted by the overall financial condition of the borrower. Terms of commercial business loans generally range from one to five years. The majority of the Bank’s commercial business loans have floating interest rates or reprice within one year. The primary repayment risk for commercial loans is the failure of the business due to economic or financial factors. In most cases, the Bank has collateralized these loans and/or taken personal guarantees to help assure repayment.

      The Bank regularly provides financing to developers who have demonstrated a favorable record of performance for the construction of homes. Sales of these homes have remained very strong in Lake County due to the growth in population.

Mortgage Banking — The Bank conducts a mortgage origination operation through its mortgage division. Since 1991, the Bank through the former Thrift began to fund conforming long-term residential mortgage loans and selling them in the secondary market with servicing retained. During 1998, the Bank’s mortgage banking operation began taking and processing loan applications that are “table funded” by the institution that ultimately funds and owns the loan. These loans are sold without the Bank retaining servicing. The Bank has a portfolio of serviced mortgages of approximately $42.1 million at December 31, 2000.

Consumer Lending — The Bank’s consumer lending department provides all types of consumer loans including motor vehicle, home improvement, home equity, student loans, unsecured loans and small personal credit lines.

Trust Department — The Bank’s trust department has been providing trust services to the community for over 10 years. Currently, the Bank has over $191 million of trust assets under management and provides a full complement of trust services for individuals and corporations including land trust services.

      To build on the trust department’s mainstay of personal trust administration, the trust department’s focus is in two major areas: (i) investment management for individuals and (ii) administration and investment services for employee benefit plans.

Competition

      The Registrant and its subsidiary encounter significant competition in all of their activities. The Chicago metropolitan area and suburban Lake County have a high density of financial institutions, many of which are significantly larger and have substantially greater financial resources than the Company and its subsidiary, and all of which are competitors of the Company and its subsidiary to varying degrees. In Lake County Illinois there are 53 commercial banks and savings institutions. The Registrant and its subsidiary are subject to competition from various financial institutions, including state and national banks, state and federal savings associations, credit unions, certain non-banking consumer lenders, and other companies or firms, including brokerage houses and mortgage brokers, that provide similar services in northeastern Illinois. In total, there are 22 financial institutions which have offices located in the Waukegan-Gurnee area, including the Bank. These financial institutions consist of 13 commercial banks and 3 savings associations and 6 credit unions. The Bank also competes with money funds and with insurance companies with respect to its individual retirement accounts.

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

Employees

      The Registrant and its subsidiary employed 119 full-time and 32 part-time employees as of December 31, 2000. None of the Registrant’s employees is represented by any collective bargaining group. The Company offers a variety of employee benefits and management considers its employee relations to be good.

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

      These policies have a significant influence on overall growth and distribution of the Company’s loans, investments and deposits, and affect interest rates charged on loans and earned on investments or paid for deposits.

      The monetary policies of the Federal Reserve Board are expected to continue their substantial influence on the operating results of banks.

      The general effect, if any, of such policies upon the future business and earnings of the Company and its subsidiary cannot accurately be predicted.

SUPERVISION AND REGULATION

      Financial institutions and their holding companies are extensively regulated under federal and state laws. As a result, the business, financial condition and prospects of the Company and the Bank can be materially affected not only by management decisions and general economic conditions, but also by applicable statutes and regulations and other regulatory pronouncements and policies promulgated by regulatory agencies with jurisdiction over the Company and the Bank, such as the Board of Governors of the Federal Reserve System (“FRB”), the Federal Deposit Insurance Corporation (“FDIC”) and the Illinois Office of Banks and Real Estate (the “Office”). Such statutes, regulations and other pronouncements and policies are intended to protect depositors and the FDIC’s deposit insurance funds, not to protect stockholders.

      The Company and the Bank are “affiliates” within the meaning of the Federal Reserve Act so that the Bank is subject to certain restrictions with respect to loans to the Company and certain other transactions with the Company or involving its securities.

      The Company is a bank holding company subject to the Bank Holding Company Act of 1956, as amended (the “Act”), and to regulation by the FRB. The Act limits the activities which may be engaged in by bank holding companies and their nonbank subsidiaries, with certain exceptions, to those so closely related to banking or managing or controlling banks as to be a proper incident thereto. Also, under the Act and the FRB’s regulations, a bank holding company, as well as certain of its subsidiaries, are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of any property or services. The Act also prohibits bank holding companies from acquiring substantially all the assets of or owning more than 5% of the voting shares of any bank or nonbanking company, which is not already majority owned, without the prior approval of the FRB.

      On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (the “GLB Act”). The GLB Act significantly changes financial services regulation by expanding permissible nonbanking activities of bank holding companies and removing barriers to affiliations among banks, insurance companies, securities firms and other financial services entities. These new activities can be conducted through a holding company structure or, subject to certain limitations, through a financial subsidiary of a bank. The GLB Act repeals the anti-affiliation provisions of the Glass-Stegall Act and revises the Bank Holding Company Act. The GLB Act permits qualifying holding companies, called “financial holding companies,” to engage in, or to affiliate with companies engaged in, a full range of financial activities including banking, insurance activities (including insurance underwriting and portfolio investing), securities activities and merchant banking. A bank holding company’s subsidiary banks must be “well-capitalized” and “well-managed” and have at least a “satisfactory” Community Reinvestment Act rating for the bank holding company to elect status as a financial holding company.

      The Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Act”) permits an adequately capitalized and adequately managed bank holding company to acquire, with FRB approval, a bank located in a state other than the bank holding company’s home state, without regard to whether the transaction is permitted under any state law, except that a host state may establish by statute the minimum age of its banks (up to a maximum of 5 years) subject to acquisition by out-of-state bank holding companies. The FRB may not approve the acquisition if the applicant bank holding company, upon consummation, would control more that 10% of total U.S. insured depository institution deposits or more than 30% of the host state’s total insured depository institution deposits. The Interstate Act also permits a bank, with the approval of the appropriate Federal bank regulatory agency, to establish a de novo branch in a state, other than the bank’s home state, in which the bank does not presently maintain a branch if the host state has enacted a law that applies equally to all banks and expressly permits all out-of-state banks to branch de novo into the host state. Banks having different home states may, with approval of the appropriate Federal bank regulatory agency, merge across state lines, unless the home state of a participating bank has opted-out of the Interstate Act prior to June 1, 1997. In addition the Interstate Act permits any bank subsidiary of a bank holding company to receive deposits, renew time deposits, close loans, service loans and receive payments on loans and other obligations as agent for a bank or thrift affiliate, whether such affiliate is located in a different state or in the same state. Illinois law allows the Bank to establish branches anywhere in the state.

      The Illinois Bank Holding Company Act permits Illinois bank holding companies to acquire control of banks in any state and permits bank holding companies whose principal place of business is in another state to acquire control of Illinois banks or bank holding companies upon satisfactory application to the Office. In reviewing any such application, the Office will review, among other things, compliance by the applicant with the requirements of the Community Reinvestment Act (the “CRA”) and other information designed to determine such banks’ abilities to meet community credit needs.

      The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) amended the Act to authorize the FRB to allow bank holding companies to acquire any savings association (whether healthy, failed or failing) and removed “tandem operations” restrictions, which previously prohibited savings associations from being operated in tandem with a bank holding company’s other subsidiaries. As a result, bank holding companies now have expanded opportunities to acquire savings associations.

      Under FIRREA, an insured depository institution which is commonly controlled with another insured depository institution shall generally be liable for any loss incurred, or reasonably anticipated to be incurred, by the FDIC in connection with the default of such commonly controlled institution, or for any assistance provided by the FDIC to such commonly controlled institution, which is in danger of default. The term “default” is defined to mean the appointment of a conservator or receiver for such institution. Such liability is subordinated in right of payment to deposit liabilities, secured obligations, any other general or senior liability and any obligation subordinated to depositors and or other general creditors, other than obligations owed to any affiliate of the depository institution (with certain exceptions) and any obligations to stockholders in such capacity.

      The Bank is subject to regulation by the FDIC, as well as by the Office.

      Under the Illinois Banking Act (the “IBA”), the Bank is permitted to declare and pay dividends in amounts up to the amount of its accumulated net profits provided that it shall retain in its additional paid-in capital at least one-tenth of its net profits since the date of the declaration of its most recent previous dividend until such additions to additional paid-in capital, in the aggregate, equal at least the paid-in capital of the Bank. In no event may the Bank, while it continues its banking business, pay dividends in excess of its net profits then on hand (after deductions for losses and bad debts).

      Under the FDIC’s risk-based insurance assessment system, each insured depository institution is placed in one of nine risk categories based on its level of capital and other relevant information. Each insured depository institution’s insurance assessment rate is then determined by the risk category in which it has been classified by the FDIC. Under the assessment schedule applicable for the second semi-annual assessment period of 1999 to BIF-insured institutions (such as the Bank), assessment rates ranged from 0% to 0.27% of deposits. In addition, the Bank is subject to “FICO assessments” to repay obligations issued by a federally chartered corporation to provide financing for resolving the thrift crises of the 1980s. Currently, the FICO assessment rate is .0196%.

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

      The Federal Reserve Board risk-based capital standards contemplate that evaluation of capital adequacy will take account of a wide range of other factors, including overall interest rate exposure; liquidity, funding and market risks; the quality and level of earnings; investment, loan portfolio, and other concentrations of credit; certain risks arising from nontraditional activities; the quality of loans and investments; the effectiveness of loan and investment policies; and management’s overall ability to monitor and control financial and operating risks including the risks presented by concentrations of credit and nontraditional activities.

      In addition, the Federal Reserve has established minimum Leverage Ratio (Tier 1 capital to quarterly average total assets) guidelines for bank holding companies and banks. These guidelines provide for a minimum Leverage Ratio of 3% for bank holding companies and banks that meet certain specified criteria, including having the highest regulatory rating. All other banking organizations are required to maintain a Leverage Ratio of at least 3% plus an additional cushion of 100 to 200 basis points. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a “Tangible Tier 1 Leverage Ratio” in evaluating proposals for expansion or new activities. The Tangible Tier 1 Leverage Ratio is the ratio of Tier 1 capital, less intangibles not deducted from Tier 1 capital, to quarterly average total assets. As of December 31, 2000, the Federal Reserve had not advised the Company of any specific minimum Tangible Tier 1 Leverage Ratio applicable to it. At December 31, 2000, the Company had a Tangible Tier 1 Leverage Ratio of 14.43%.

      The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made revisions to several other federal banking statutes. In general, FDICIA subjects depository institutions to significantly increased regulation and supervision. Among other things, FDICIA requires federal bank regulatory authorities to take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements, and imposes certain restrictions upon depository institutions which meet minimum capital requirements but are not “well capitalized” for purposes of FDICIA. FDICIA and the regulations adopted under it establish five capital categories as follows, with the category for any institution determined by the lowest of any of these ratios:

		TIER 1	TOTAL

	LEVERAGE RATIO	RISKED-BASED RATIO	RISKED-BASED RATIO

Well Capitalized	5% or above	6% or above	10% or above

Adequately Capitalized	4% or above*	4% of above	8% or above

Undercapitalized	Less than 4%	Less than 4%	Less than 8%

Significantly Undercapitalized	Less than 3%	Less than 3%	Less than 6%

RATIO OF TANGIBLE EQUITY TO TOTAL ASSETS

Critically Undercapitalized			2% or below

*	3% for banks with the highest CAMEL (supervisory) rating.

      An insured depository institution may be deemed to be in a capital category that is lower than is indicated by its capital ratios if it receives an unsatisfactory rating by its examiners with respect to its assets, management, earnings or liquidity.

      Under FDICIA, a bank that is not well capitalized is generally prohibited from accepting or renewing brokered deposits and offering interest rates on deposits significantly higher than the prevailing rate in its normal market area or nationally (depending upon where the deposits are solicited); in addition, “pass through” insurance coverage may not be available for certain employee benefit accounts.

      FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to limitations on growth and are required to submit a capital restoration plan, which must be guaranteed by the institution’s parent company. Institutions that fail to submit an acceptable plan, or that are significantly undercapitalized, are subject to a host of more drastic regulatory restrictions and measures.

      The Bank is considered “well capitalized” according to FDICIA guidelines.

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

      FDICIA directs that each federal banking agency prescribe standards for depository institutions or depository institutions’ holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses and other standards as they deem appropriate. Many regulations implementing these directives have been adopted by the agencies

      As a member of the FRB, the Bank is subject to regulations requiring depository institutions to maintain reserves against a specified percentage of transaction accounts (primarily NOW and regular checking). Reserves are maintained in the form of vault cash or non-interest bearing deposits with the FRB. The FRB regulations generally require 3% reserves on the first $39.3 million of transaction accounts; however, the first $5 million of these otherwise reservable balances (subject to adjustments by the FRB) are exempted from the 3% reserve requirement. Net transaction balances over $39.3 million are subject to a reserve requirement of $1,179,000 plus 10% of the amount of the net transaction balances over $39.3 million. The Bank is in compliance with the forgoing requirements.

      Under the Community Reinvestment Act (“CRA”), a financial institution has a continuing and affirmative obligation, consistent with the safe and sound operation of such institution, to serve the “convenience and needs” of the communities in which they are chartered to do business, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community as long as they are consistent with the CRA. The CRA requires each federal banking agency, in connection with its examination of a financial institution, to assess and assign one of four ratings to the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution, including applications for charters, branches and other deposit facilities, relocations, mergers, consolidations and acquisitions of assets or assumptions of liabilities. The CRA also requires that all institutions make public disclosure of their CRA ratings.

BUSINESS-STATISTICAL DISCLOSURE

      The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and the Results of Operations” on Pages 18 through 37 of the 2000 Annual Report to Stockholders (filed as Exhibit 13, pages 22 through 41 of this report) is incorporated herein by reference.

ITEM 2. PROPERTIES

      The Bank conducts its operations through its main office and five branches. The Company’s office is located in the main office of the Bank. All of such offices are owned by the Bank and are located in Lake County, Illinois. The Bank believes that its current facilities are adequate for the conduct of its business.

      The following table sets forth information relating to each of such offices:

Main Office: 1601 North Lewis Avenue Waukegan, Illinois 60085	Trust Department: 1601 North Lewis Avenue Waukegan, Illinois 60085

Branches: 3233 Grand Avenue Waukegan, Illinois 60085	40220 N. Route 59 Antioch, Illinois 60002

216 Madison Street Waukegan, Illinois 60085	700 N. Sheridan Road Winthrop Harbor, Illinois 60096

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

      The information set forth under the captions “Stock Market Information”; “Price Summary”; and “Cash Dividends” on Page 60 of the 2000 Annual Report to Stockholders (filed as Exhibit 13, page 64 of this report) is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

      The information set forth under the caption “Selected Consolidated Financial Data” on Page 18 of the 2000 Annual Report to Stockholders (filed as Exhibit 13, page 22 of this report) is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
               OF OPERATIONS

      The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on Pages 18 through 37 of the 2000 Annual Report to Stockholders (filed as Exhibit 13, pages 22 through 41 of this report) is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The information set forth under the caption “Quantitative and Qualitative Disclosures about Market Risk” on Pages 37 through 39 of the 2000 Annual Report to Stockholders (filed as Exhibit 13, pages 41 through 43 of this report) is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The consolidated financial statements of the Registrant and the Independent Auditors’ Report as set forth on the following pages of the 2000 Annual Report to Stockholders (filed as Exhibit 13, to this report) are incorporated herein by reference:

Annual Report
to Stockholders
Page

Independent Auditors’ Report	41

Consolidated Balance Sheets as of

December 31, 2000 and 1999	42

Consolidated Statements of Income for the

Years ended December 31, 2000, 1999 and 1998	43

Consolidated Statements of Cash Flows for the

Years ended December 31, 2000, 1999 and 1998	44

Consolidated Statements of Stockholders’

Equity for the Years ended

December 31, 2000, 1999 and 1998	45

Consolidated Statements of Comprehensive

Income for the Years ended

December 31, 2000, 1999 and 1998	45

Notes to the Consolidated Financial Statements	46

Parent Company Only Financial Statements	57

      The portions of the 2000 Annual Report to Stockholders which are not specifically incorporated by reference as a part of this Form 10-K are not deemed to be a part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS — The information with respect to Directors of the Registrant set forth under the caption “Directors and Executive Management” on page 2 of the Registrant’s Proxy Statement, dated March 27, 2001, relating to the April 26, 2001 Annual Meeting of Stockholders is incorporated herein by reference.

EXECUTIVE OFFICERS — The Company’s only executive officer is Mr. Fred Abdula, the President of the Company at December 31, 2000. The information with respect to Mr. Abdula is set forth under the caption “Directors and Executive Management” on page 2 of the Registrant’s Proxy Statement, dated March 27, 2001, relating to the April 26, 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

      The information set forth under the caption “Executive Compensation” and “Summary Compensation Table” on page 5 of the Registrant’s Proxy Statement, dated March 27, 2001, relating to the April 26, 2001 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” on pages 4 and 5 of the Registrant’s Proxy Statement, dated March 27, 2001, relating to the April 26, 2001 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information set forth under the caption “Compensation Committee Interlocks and Insider Participation” on page 8 of the Registrant’s Proxy Statement, dated March 27, 2001, relating to the April 26, 2001 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.	Financial Statements All financial statements of the Registrant are incorporated herein by reference as set forth under Item 8, Part II of this report on Form 10-K

2.	Financial Statement Schedules Not applicable

3.	Exhibits (Numbered in accordance with Item 601 of Regulation S-K) The following exhibits are filed as part of this report:

	3-A	Articles of Incorporation of the Company, as amended to date (Filed with Registrant’s annual report on Form 10-K for the year ended December 31, 1994 Commission File 0-19300 and incorporated here by reference.)

	3-B	Bylaws of the Company, as amended to date. (Filed with Registrant’s annual report on Form 10-K for the year ended December 31, 1994 Commission File 0-19300 and incorporated here by reference.)

	4	Specimen Stock Certificate. (Incorporated by reference to the Registrant’s Registration Statement of Form S-1, as amended (File No. 33-38697)initially filed with the Commission on January 25, 1991.)

	10	1992 Northern States Omnibus Incentive Plan. (Filed with Registrant’s annual report on Form 10-K for the year ended December 31, 1994 Commission File 0-19300 and incorporated here by reference.)

	11	Statement of Computation of per share earnings. Contained in Notes 1 and 14 to the consolidated financial statements, pages 46 and 56, 2000 Annual Report to Stockholders (filed as Exhibit 13 pages 50 and 60 to this report) is incorporated by reference

	13	Copy of the Company’s Annual Report to Stockholders for the year ended December 31, 2000. This exhibit, except for portions thereof that have been specifically incorporated by reference into this report, is furnished for the information of the Commission and shall not be deemed “filed” as part hereof

	21	List of Subsidiaries

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2000.

(c)	Exhibit List and Index
SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, on this 27th day of March 2001.

      NORTHERN STATES FINANCIAL CORPORATION
       (Registrant)

/s/ Fred Abdula	Fred Abdula, Chairman of the Board and President (Principal Executive Officer)

/s/ Thomas M. Nemeth	Thomas M. Nemeth, Vice President and Treasurer (Principal Financial Officer and Principal Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each director of the Registrant, whose signature appears below, hereby appoints Fred Abdula and Thomas M. Nemeth and each of them severally, as his attorney-in-fact, to sign in his name and on his behalf, as a director of the Registrant, and to file with the Commission any and all Amendments to this Report on Form 10-K, on this 27th day of March 2001.

Fred Abdula, Director	/s/ Fred Abdula

Kenneth W. Balza, Director	/s/ Kenneth W. Balza

Jack H. Blumberg, Director	/s/ Jack H. Blumberg

Frank Furlan, Director	/s/ Frank Furlan

Harry S. Gaples, Director	/s/ Harry S. Gaples

Laurance A. Guthrie, Director	/s/ Laurance A. Guthrie

James A. Hollensteiner, Director	/s/ James A. Hollensteiner

Raymond M. Mota, Director	/s/ Raymond M. Mota

Helen Rumsa, Director	/s/ Helen Rumsa

Frank Ryskiewicz, Director	/s/ Frank Ryskiewicz

Henry G. Tewes, Director	/s/ Henry G. Tewes

Arthur J. Wagner, Director	/s/ Arthur J. Wagner

NORTHERN STATES FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2000

EXHIBIT INDEX

Exhibits		Page(s)

3-A	Articles of Incorporation of the Company, as amended to date. (Filed with Registrant’s annual report on Form 10-K for the year ended December 31, 1994 Commission File 0-19300 and incorporated here by reference.)

3-B	Bylaws of the Company, as amended to date. (Filed with Registrant’s annual report on Form 10-K for the year ended December 31, 1994 Commission File 0-19300 and incorporated here by reference.)

4	Specimen Stock Certificate. (Incorporated by reference to the RegistrantÎs Registration Statement of Form S-1, as amended (File No. 33-38697) initially filed with the Commission on January 25, 1991.)

10	1992 Northern States Omnibus Incentive Plan. (Filed with Registrant’s annual report on Form 10-K for the year ended December 31, 1994 Commission File 0-19300 and incorporated here by reference.)

11	Statement of Computation of per share earnings. Contained in Notes 1 and 14 to the consolidated financial statements, pages 46 and 56, 2000 Annual Report to Stockholders (filed as Exhibit 13 to this report) is incorporated by reference.	50 and 60

13	Copy of the Company’s Annual Report to Stockholders for the year ended December 31, 2000. This exhibit, except for portions thereof that have been specifically incorporated by reference into this Report, is furnished for the information of the Commission and shall not be deemed “filed” as part hereof.	22

21	List of Subsidiaries.	65