Form 10-Q
period 2001-03-31
NORTHERN STATES FINANCIAL CORP /DE/
filed 2001-05-11
CIK 744485

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________________________

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending March 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

_____________________________________

NORTHERN STATES FINANCIAL CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State of Incorporation)	0-19300 (Commission File Number)	36-3449727 (I.R.S. Employer Identification No.)

1601 North Lewis Avenue
Waukegan, Illinois 60085
(847) 244-6000
(Address, including zip code, and telephone number, including area code, of principal executive office)

_____________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES: XXX	NO: _______

4,461,755 shares of common stock were outstanding
as of March 31, 2001

NORTHERN STATES FINANCIAL CORPORATION AND SUBSIDIARY
FORM 10-Q
March 31, 2001
INDEX

Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Independent Accountants’ Report	2

Condensed consolidated balance sheets as of March 31, 2001, December 31, 2000 and March 31, 2000	3

Condensed consolidated statements of income for the three months ended March 31, 2001 and 2000	4

Condensed consolidated statements of comprehensive income the three months ended March 31, 2001 and 2000	5

Condensed consolidated statements of cash flows for the three months ended March 31, 2001 and 2000	6

Notes to condensed consolidated financial statements	7 - 16

Item 2. Management’s discussion and analysis of financial condition and results of operations	17 - 23

Item 7A. Quantitative and qualitative disclosures about market risk	23 - 25

PART II. OTHER INFORMATION

Signatures	26

NORTHERN STATES FINANCIAL CORPORATION
FORM 10-Q
March 31, 2001

INDEPENDENT ACCOUNTANTS’ REPORT

Board of Directors and Stockholders
Northern States Financial Corporation
Waukegan, Illinois

      We have reviewed the condensed consolidated balance sheets of NORTHERN STATES FINANCIAL CORPORATION as of March 31, 2001 and 2000 and the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company’s management.

      We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

      /s/ Crowe, Chizek and Company LLP

Oak Brook, Illinois
May 2, 2001

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2001, December 31, 2000 and March 31, 2000
(In thousands of dollars) (Unaudited)

	March 31,	December 31,	March 31,
	2001	2000	2000

Assets
Cash and due from banks	$11,024	$17,013	$12,933

Interest bearing deposits in financial institutions — maturities less than 90 days	187	174	111

Federal funds sold	33,000	14,000	12,500

Total cash and cash equivalents	44,211	31,187	25,544

Interest bearing deposits in financial institutions — maturities over 90 days	0	0	100

Securities available for sale	175,561	190,050	189,295

Loans	296,837	298,851	255,284

Less: Allowance for loan losses	(4,112)	(4,689)	(5,241)

Loans, net	292,725	294,162	250,043

Direct lease financing	9,788	7,417	2,228

Office buildings and equipment, net	5,708	5,796	6,086

Other real estate owned	2,022	2,022	2,702

Accrued interest receivable	4,490	4,816	4,828

Other assets	2,148	2,806	5,626

Total assets	$536,653	$538,256	$486,452

Liabilities and Stockholders’ Equity
Liabilities Deposits
Demand — noninterest bearing	$42,123	$44,567	$44,222

NOW accounts	43,711	44,197	43,696

Money market accounts	39,701	35,603	37,713

Savings	43,773	43,910	46,549

Time, $100,000 and over	93,763	97,822	80,542

Time, under $100,000	105,089	107,022	94,373

Total deposits	368,160	373,121	347,095

Securities sold under repurchase agreements and other short-term borrowings	73,407	73,618	55,756

Federal Home Loan Bank advances	10,000	10,000	10,000

Advances from borrowers for taxes and insurance	1,004	816	937

Accrued interest payable and other liabilities	8,976	8,262	6,315

Total liabilities	461,547	465,817	420,103

Stockholders’ Equity

Common stock	1,785	1,784	1,784

Additional paid-in capital	11,443	11,436	11,421

Retained earnings	61,473	59,817	57,949

Accumulated other comprehensive income (loss), net	405	(598)	(4,805)

Total stockholders’ equity	75,106	72,439	66,349

Total liabilities and stockholders’ equity	$536,653	$538,256	$486,452

      The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three months ended March 31, 2001 and 2000
(In thousands of dollars, except per share data) (Unaudited)

	Three months ended

	March 31,	March 31,
	2001	2000

Interest income
Loans (including fee income)	$6,680	$5,512

Securities
Taxable	2,528	2,738

Exempt from federal income tax	169	240

Interest bearing deposits in financial institutions	2	4

Federal funds sold	304	45

Total interest income	9,683	8,539

Interest expense
Time deposits	3,160	2,331

Other deposits	932	919

Other borrowings	1,245	821

Total interest expense	5,337	4,071

Net interest income	4,346	4,468

Provision for loan losses	0	0

Net interest income after provision for loan losses	4,346	4,468

Noninterest income
Service fees on deposits	340	342

Trust income	169	192

Mortgage banking income	45	21

Other operating income	157	167

Total noninterest income	711	722

Noninterest expense
Salaries and employee benefits	1,515	1,460

Occupancy and equipment, net	381	318

Data processing	132	119

FDIC deposit insurance	17	20

Other real estate owned	31	12

Other operating expenses	555	492

Total noninterest expense	2,631	2,421

Income before income taxes	2,426	2,769

Provision for income taxes	770	718

Net income	$1,656	$2,051

Basic earnings per share	$0.37	$0.46

Diluted earnings per share	$0.37	$0.46

      The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three months ended March 31, 2001 and 2000
(In thousands of dollars) (Unaudited)

	Three months ended

	March 31,	March 31,
	2001	2000

Net income	$1,656	$2,051

Other comprehensive income (loss):

Unrealized gains (losses) arising during period on securities available for sale, net of tax of $636 and ($791)	1,003	(1,253)

Comprehensive income	$2,659	$798

      The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2001 and 2000
(In thousands of dollars) (Unaudited)

	March 31,	March 31,
	2001	2000

Cash flows from operating activities
Net income	$1,656	$2,051

Adjustments to reconcile net income to net cash from operating activities:

Depreciation	115	117

Deferred loan fees	12	(32)

Amortization of mortgage servicing rights	11	14

Net change in interest receivable	326	(467)

Net change in interest payable	231	158

Net change in other assets	11	57

Net change in other liabilities	483	342

Net cash from operating activities	2,845	2,240

Cash flows from investing activities Proceeds from maturities and calls of securities available for sale	103,518	5,645

Purchases of securities available for sale	(87,390)	(300)

Change in loans made to customers	1,425	(7,297)

Property and equipment expenditures	(27)	(27)

Net change in direct lease financing	(2,371)	(90)

Net cash from investing activities	15,155	(2,069)

Cash flows from financing activities Net increase (decrease) in:

Deposits	(4,961)	12,844

Securities sold under repurchase agreements and other short-term borrowings	(211)	(14,680)

Advances from borrowers for taxes and insurance	188	292

Federal Home Loan Bank advance	0	10,000

Net proceeds from exercise of stock options	8	17

Net cash from financing activities	(4,976)	8,473

Net change in cash and cash equivalents	13,024	8,644

Cash and cash equivalents at beginning of period	31,187	16,900

Cash and cash equivalents at end of period	$44,211	$25,544

Supplemental disclosures Cash paid during the period for Interest	$5,106	$3,913

Noncash investing activities Transfers made from loans to other real estate owned	0	80

      The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001

(Dollar amounts in thousands, except per share data)

(Unaudited)

Note 1 — Basis of Presentation

      The accompanying interim condensed consolidated financial statements are prepared without audit and reflect all adjustments which are of a normal and recurring nature and, in the opinion of management, are necessary to present interim financial statements of Northern States Financial Corporation (the “Company”) in accordance with generally accepted accounting principles. The interim financial statements do not purport to contain all the necessary financial disclosures covered by generally accepted accounting principles that might otherwise be necessary for complete financial statements.

      The condensed consolidated balance sheets are as of March 31, 2001, December 31, 2000 and March 31, 2000. The condensed consolidated statements of income, comprehensive income and cash flows are for the three months ended March 31, 2001 and 2000.

      The interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes (or “notes thereto”) of the Company for the years ended December 31, 2000, 1999 and 1998.

      The results of operations for the three month period ended March 31, 2001, are not necessarily indicative of the results to be expected for the full year.

      Basic earnings per share is based on weighted-average shares outstanding of 4,461,755 and 4,459,345 for the three months ended March 31, 2001 and 2000. Diluted earnings per share further assumes issue of any dilutive potential common shares. Common stock information is summarized as follows:

	March 31,	December 31,	March 31,
	2001	2000	2000

Common shares authorized	6,500,000	6,500,000	6,500,000

Common shares outstanding	4,461,755	4,460,845	4,460,345

Par value per share	$0.40	$0.40	$0.40

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001

(Dollar amounts in thousands, except per share data)

(Unaudited)

Note 2 — Securities

      The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale as of March 31, 2001, December 31, 2000 and March 31, 2000 are as follows:

March 31, 2001	Amortized	Gross Unrealized		Fair

	Cost	Gains	Losses	Value

U.S. Treasury	$1,000	$13	$0	$1,013

U.S. Government agencies and corporations	152,303	463	(692)	152,074

States and political subdivisions	14,444	218	(3)	14,659

Mortgage-backed securities	5,075	56	(5)	5,126

Equity securities	2,077	628	(16)	2,689

Total	$174,899	$1,378	$(716)	$175,561

December 31, 2000	Amortized	Gross Unrealized		Fair

	Cost	Gains	Losses	Value

U.S. Treasury	$1,000	$4	$0	$1,004

U.S. Government agencies and corporations	167,065	76	(1,623)	165,518

States and political subdivisions	15,531	123	(58)	15,596

Mortgage-backed securities	5,384	38	(39)	5,383

Equity securities	2,047	502	0	2,549

Total	$191,027	$743	$(1,720)	$190,050

March 31, 2000	Amortized	Gross Unrealized		Fair

	Cost	Gains	Losses	Value

U.S. Treasury	$999	$0	$(5)	$994

U.S. Government agencies and corporations	168,021	0	(7,759)	160,262

States and political subdivisions	19,726	92	(249)	19,569

Mortgage-backed securities	6,426	6	(114)	6,318

Equity securities	1,966	186	0	2,152

Total	$197,138	$284	$(8,127)	$189,295

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001

(Dollar amounts in thousands, except per share data)

(Unaudited)

      Contractual maturities of securities available for sale at March 31, 2001 were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities and equity securities, are shown separately.

	Amortized	Fair
	Cost	Value

Due in one year of less	$27,024	$26,412

Due after one year through five years	122,297	122,797

Due after five years through ten years	18,426	18,537

	167,747	167,746

Mortgage-backed securities	5,075	5,126

Equity securities	2,077	2,689

Total	$174,899	$175,561

      Mortgage-backed securities are comprised of investments in pools of residential mortgages. The mortgage pools are issued and guaranteed by the Federal Home Loan Mortgage Corporation (FHLMC), the Government National Mortgage Corporation (GNMA) or the Federal National Mortgage Association (FNMA).

      The fair value of agency securities with call options totaled $123,494 at March 31, 2001. As of March 31, 2001, the Company held no structured notes.

      There were no sales of securities during the three months ended March 31, 2001 and 2000.

      Securities carried at $148,945, $158,129 and $139,910 at March 31, 2001, December 31, 2000 and March 31, 2000 were pledged to secure public deposits, repurchase agreements and for other purposes as required or permitted permitted by law.

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001

(Dollar amounts in thousands, except per share data)

(Unaudited)

Note 3 - Loans

      The Company makes loans to, and obtains deposits from, customers primarily in Lake County, Illinois and surrounding areas. Most loans are secured by specific items of collateral, including commercial and residential real estate and other business and consumer assets.

      Loans at March 31, 2001, December 31, 2000 and March 31, 2000 were as follows:

	March 31,	December 31,	March 31,
	2001	2000	2000

Commercial	$89,955	$94,353	$63,447

Real estate - construction	29,496	25,538	23,507

Real estate - mortgage	147,758	149,869	143,946

Home equity	20,859	20,233	17,544

Installment	9,280	9,361	7,242

Total loans	297,348	299,354	255,686

Unearned income	(12)	(16)	(50)

Deferred loan fees	(499)	(487)	(352)

Loans, net of unearned income and deferred loan fees	296,837	298,851	255,284

Allowance for loan losses	(4,112)	(4,689)	(5,241)

Loans, net	$292,725	$294,162	$250,043

      There were no loans held for sale on March 31, 2001, December 31, 2000, or March 31, 2000.

      Real estate - mortgage loans with a carrying value of $21,147, $21,786 and $17,973 were pledged to secure public deposits at March 31, 2001, December 31, 2000 and March 31, 2000. The Company has also pledged real estate - mortgage loans on residential property in an amount equal to at least 167% of the outstanding Federal Home Loan Bank advances.

      Non-performing loans, which includes loans contractually past due ninety days or more, loans accounted for on a nonaccrual basis, and loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower, amounted to $3,584 at March 31, 2001, $4,112 at December 31, 2000 and $1,047 at March 31, 2000.

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001

(Dollar amounts in thousands, except per share data)

(Unaudited)

      Impaired loans were as follows for March 31, 2001, December 31, 2000 and March 31, 2000:

	March 31,	December 31,	March 31,
	2001	2000	2000

Loans with no allowance for losses allocated	$0	$0	$0

Loans with allowance for losses allocated	2,210	1,728	628

Amount of the allowance allocated	540	446	94

      There was no income recognized on impaired loans for the three months ended March 31, 2001 and 2000. The average balance of impaired loans were as follows for the three months ended March 31, 2001 and 2000:

	Three months ended

	March 31,	March 31,
	2001	2000

Average of impaired loans during the period	$1,676	$422

      The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet financing needs of its customers. These financial instruments include commitments to make loans, standby letters of credit, and unused lines of credit. The Company’s exposure to credit loss in the event of nonperformance by the other parties to these financial instruments is represented by the contractual amount of the instruments. The Company uses the same credit policy to make such commitments as it uses for on-balance sheet items.

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001

(Dollar amounts in thousands, except per share data)

(Unaudited)

      At March 31, 2001, December 31, 2000 and March 31, 2000, the contract amount of the Company’s off-balance sheet commitments was as follows:

	March 31,	December 31,	March 31,
	2001	2000	2000

Unused lines of credit and commitments to make loans:

Fixed rate	$22,364	$17,278	$15,359

Variable rate	89,417	81,375	91,314

Total	$111,781	$98,653	$106,673

Standby letters of credit	$4,241	$3,682	$5,284

      Since many commitments to make loans expire without being used, the amounts above do not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitments is determined using management’s credit evaluation of the borrower, and may include commercial and residential real estate and other business and consumer assets.

Note 4 — Allowance for Loan Losses

      Activity in the allowance for loan losses for the three months ended March 31, 2001, twelve months ended December 31, 2000 and three months ended March 31, 2000 is as follows:

	March 31,	December 31,	March 31,
	2001	2000	2000

Balance at beginning of year	$4,689	$5,368	$5,368

Provision charged to operating expense	0	0	0

Loans charged off	(604)	(838)	(155)

Recoveries on loans previously charged off	27	159	28

Balance at end of period	$4,112	$4,689	$5,241

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001

(Dollar amounts in thousands, except per share data)

(Unaudited)

Note 5 — Provision for Income Tax

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

Note 6 — Stockholders’ Equity

      For the three months ended March 31, 2001 total stockholders’ equity increased $2,667. The increase is a result of net income of $1,656, plus the change in the valuation allowance from December 31, 2000 for the fair value of securities available for sale, net of tax, of $1,003, plus $8 due to the exercise of 910 stock options pursuant to the Omnibus Incentive Plan.

      For the three months ended March 31, 2000 total stockholders’ equity increased $815. The increase was the result of net income of $2,051, less the change in the valuation allowance from December 31, 1999 for the fair value of securities available for sale, net of tax, of $1,253, plus $17 due to the exercise of 2,000 stock options pursuant to the Omnibus Incentive Plan.

      In October 2000, the Company adopted a Dividend Reinvestment and Stock Purchase Plan (the “Plan”). The Plan provides holders of the Company’s common stock the opportunity to purchase additional shares of the Company’s common stock by reinvesting cash dividends, to purchase additional shares of common stock, or do both. Stockholders who participate in the Plan will have the cash dividends paid on their shares of common stock automatically reinvested in shares of common stock. Participants may also make optional cash purchases of not less than $50 per payment and not more than $3,000 per calendar quarter.

Note 7 — Omnibus Incentive Plan Instruments

      The 1992 Omnibus Incentive Plan (the “Plan”) authorizes the issuance of up to 375,000 shares of the Company’s common stock, including the granting of non-qualified stock options, restricted stock and stock appreciation rights.

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001

(Dollar amounts in thousands, except per share data)

(Unaudited)

      Statement of Financial Accounting Standards No. 123 requires pro forma disclosures for companies that do not adopt its fair value accounting method for stock-based employee compensation. The Company did not grant any stock options during the three months ended March 31, 2001 or during the entire year 2000. Stock options may be used to reward directors and employees and provide them with an additional equity interest in the Company. Options have been issued for 10 year periods and are fully vested when granted.

      Information about option grants follow:

	Number of	Weighted-Avg.
	Options	Exercise Price

Outstanding at January 1, 2000	13,910	$8.32

Exercised during period ended March 31, 2000	(2,000)	8.32

Outstanding at March 31, 2000	11,910	$8.32

Outstanding at January 1, 2001	11,410	$8.32

Exercised during period ended March 31, 2001	(910)	8.32

Outstanding at March 31, 2001	10,500	$8.32

      At March 31, 2001, all remaining options had an exercise price of $8.32. The options outstanding had a remaining life of nine months.

      The Company at its discretion may grant stock appreciation rights under the Plan. A stock appreciation right entitles the holder to receive from the Company an amount equal to the excess, if any, of the aggregate fair market value of the Company’s common stock which is the subject of such a grant over the grant price. During the three months ended March 31, 2001, no stock appreciation rights were exercised. At both March 31, 2001 and 2000, 12,280 stock appreciation rights were outstanding at the grant price $8.32 per share. The Company’s benefit was $21 and $48 for the three months ended March 31, 2001 and 2000. The stock appreciation rights will expire during 2002.

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001

(Dollar amounts in thousands, except per share data)

(Unaudited)

Note 8 — Other Comprehensive Income

      Other comprehensive income components and related taxes for the three months ended March 31, 2001 and 2000 follows:

	Three months ended

	March 31,	March 31,
	2001	2000

Unrealized holding gains (losses) on securities available for sale	$1,639	$(2,044)

Tax effect	636	(791)

Other comprehensive income (loss)	$1,003	$(1,253)

Note 9 — Segment Information

      The operating segments are determined by the products and services offered, primarily distinguished between banking, mortgage banking and trust operations. Loans, securities and deposits provide the revenues in the banking operation, servicing fees and loan sales provide the revenues in mortgage banking, and trust fees provide the revenues in trust operations. All operations are domestic.

      Management began evaluating mortgage banking as a separate segment in August, 1998. Mortgage banking and trust segment performance is evaluated using fee income net of direct expenses. Income taxes are not allocated to these segments and selected indirect expenses are allocated. There are no transactions among segments. Substantially all assets are related to the banking segment. Neither mortgage banking nor trust pre-tax revenues exceeded 10% of total pre-tax income for the three months ended March 31, 2001 or 2000.

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001

(Dollar amounts in thousands, except per share data)

(Unaudited)

      Information reported internally for performance assessment of operating segments for the three months ended March 31, 2001 and 2000 follows:

	Three months ended March 31, 2001

	Banking	Other Segments	Total

Net interest income	$4,346	$0	$4,346

Other revenue	470	241	711

Other expenses	2,401	230	2,631

Segment profit (loss)	$2,415	$11	$2,426

	Three months ended March 31, 2000

	Banking	Other Segments	Total

Net interest income	$4,468	$0	$4,468

Other revenue	479	243	722

Other expenses	2,171	250	2,421

Segment profit (loss)	$2,776	$(7)	$2,769

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

      The following discussion focuses on the consolidated financial condition of the Northern States Financial Corporation (the “Company”) at March 31, 2001 and the consolidated results of operations for the three month period ended March 31, 2001, compared to the same period of 2000. The purpose of this discussion is to provide a better understanding of the condensed consolidated financial statements and the operations of its subsidiary, the Bank of Waukegan (the “Bank”). This discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto included herein.

      The statements contained in this management’s discussion and analysis that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to March 31, 2001 to differ materially from those expressed in any such forward-looking statements.

FINANCIAL CONDITION

      The consolidated total assets for the Company remained stable with balances of $536.7 million at March 31, 2001, decreasing only $1.6 million from the Company’s year-end, December 31, 2000.

      The Company had federal funds sold amounting to $33 million at March 31, 2001 compared to $14 million at December 31, 2000. The Company’s federal funds sold position has increased as securities have been called during the past three months.

      The fair value of securities available for sale was $175.6 million at March 31, 2001 decreasing by $14.5 million from the previous year-end. During the three months ended March 31, 2001 $103.5 million in securities were called or matured and the statement of cash flows shows that these were replaced with purchases at amortized cost of only $87.4 million in securities. During this period interest rates declined as evidenced by the prime rate that at March 31, 2001 was 8.00% decreasing from 9.50% at year-end. At year-end $156.4 million in agency securities had call provisions that allowed the security issuer to pay the bond off early. With the decline in rates $84.9 million in agency securities were called during the first quarter of 2001. Compared to December 31, 2000, the fair value of U.S. Treasury securities remained unchanged while the fair value of securities to U.S. agencies and corporations declined $13.4 million primarily as a result of the call provisions that were exercised. The fair value of the Company’s state and political subdivisions securities and its mortgage-backed securities declined $.9 and $.3 million due to planned maturities.

      The Company’s loans decreased slightly by $2.0 million to $296.8 million at March 31, 2001 from December 31, 2000. The commercial loan portfolio decreased $4.4 million from year-end. Real estate construction loans, however, increased $4.0 million indicating continued strength in the local building industry. Real estate mortgages decreased slightly by $2.1 million while home equity loans increased slightly by $.6 million. Installment consumer loans decreased slightly from year-end by $.1 million. The Company’s lease portfolio increased $2.4 million during the first three months of 2001 as a lease for $2.5 million was purchased from an investment banking house. This purchased lease carries a surety bond that guarantees payment performance.

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

      During the first three months of 2001 deposits at the Company decreased $5.0 million from December 31, 2000. Most of the decrease came from municipal and other public entity depositors that typically draw down their balances for operational purposes during the first half of the year until real estate tax payments are received during the second half of the year. Time deposits decreased $6.0 million from year-end while demand-noninterest bearing and NOW account balances declined $2.4 and $.5 million. Despite declines in rates paid on money market accounts, balances increased $4.0 million. Savings deposits remained stable at March 31, 2001 with balances of $43.8 million declining only slightly by $.1 million from year-end.

      Securities sold under repurchase agreements and other short-term borrowings at the Company declined $.2 million from December 31, 2000 to $73.4 million at March 31, 2001. These funds mainly consist of securities sold under repurchase agreement that are offered through an overnight repurchase agreement product and a term product with maturities from 7 days to one year. Repurchase agreements provide a source of funds to the Company that do not increase reserve requirements with the Federal Reserve Bank or create an expense relating to FDIC insurance and, therefore, are less costly to the Company.

      At March 31, 2001 the Company had term advances from the Federal Home Loan Bank in the amount of $10.0 million that remains unchanged from December 31, 2000.

      Total stockholders’ equity increased $2,667,000 to $75,106,000 during the three months ended March 31, 2001. The increase is the result of net income of $1,656,000, plus the adjustment in the valuation allowance for the market value of securities available for sale, net of tax, of $1,003,000, plus $8,000 due to the exercise of 910 stock options pursuant to the Omnibus Incentive Plan.

      The tier 1 capital to average asset ratio at March 31, 2001 was 14.73% and the total tier 2 capital to asset ratio, on a risk adjusted basis, amounted to 20.94%, exceeding the minimum required to be capitalized under prompt corrective action regulations, which minimums are 5.00% and 10.00%. Book value per share was $16.83 at March 31, 2001 as compared to $16.24 at December 31, 2000. On March 31, 2001, the Company and its subsidiary were in compliance with all applicable regulatory capital requirements.

RESULTS OF OPERATIONS

NET INCOME

      The consolidated net income for the quarter ended March 31, 2001 was $1,656,000, a decrease of $395,000 or 19.26%, as compared to net income of $2,051,000 for the same period the previous year. The annualized return on average assets was 1.24% for the quarter, down from 1.73% for the quarter the previous year.

      During the first quarter of 2000, the Company received information supporting a charitable contribution for real estate owned sold during 1999 to a municipal entity. Accordingly, the Company recorded a $153,000 tax benefit related to this sale in the first quarter of 2000. When discounting this one-time factor from 2000, net income for the first three months of 2001 was 12.75% less than for the same period last year.

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

NET INTEREST INCOME

      Net interest income, the difference between interest income earned on average interest earning assets and interest expense on average interest bearing liabilities, decreased $122,000 during the three months ended March 31, 2001, compared to the same three months in 2000. One of the major factors affecting net interest income is change to interest rates. Interest rates during the first quarter of 2001 were comparable to the first quarter of 2000 as evidenced by the average prime lending rate that was 8.64% for first quarter of 2001 compared to 8.68% for the same three months of 2000. The major difference being that during the first quarter of 2001 interest rates were in a falling environment while during the first quarter of 2000 interest rates were rising. In the first quarter of 2001 the prime lending rate began the year at 9.50%, dropped to 9.00% in January 2001, further dropped to 8.50% in February 2001 and ended the quarter at 8.00% in March 2001. During the same period of 2000 the prime lending rate began at 8.50%, increasing to 8.75 in February 2000 and in March 2000 increased again to 9.00%.

      Table 1, “Analysis of Average Balance and Tax Equivalent Rates for the Three Months ended March 31, 2001 and 2000”, shows that yields earned on interest earning assets increased slightly during the first quarter of 2001 compared to last year. During the first quarter of 2001 the yields on interest earning assets were 7.68% and were comparable to those earned during the first quarter of 2000 of 7.63%.

      Table 1, however, shows that interest rates on interest bearing liabilities were 72 basis points higher in the first quarter of 2001 at 5.23% compared to 4.51% for the same quarter of 2000. The major reason for this is that time deposits and other borrowings consisting of repurchase agreements that were issued in the third and fourth quarters of 2000 at higher interest rates for terms of one year or greater were still outstanding during the first quarter of 2001. The average time deposit rate during the first quarter of 2001 was 6.25% compared to 5.42% last year, an increase of 83 basis points. Interest rates on other borrowings during the first quarter of 2001 were 6.20% compared to 5.18% last year, increasing 102 basis points. If interest rates remain as they currently are or continue to decline, these time deposits and repurchase agreements will mature and reprice at lower interest rates during the third and fourth quarters of 2001 and this should have a positive impact on future net interest income. As interest rates declined during the first quarter of 2001 management has lowered interest rates on NOW, money market and savings deposit rates. Table 1 shows evidence of this for NOW and Savings accounts as rates for these deposits are less during the first quarter of 2001 compared to last year. Although money market deposit rates for the first quarter of 2001 were 4.02%, 52 basis points over the same period last year, they have decreased 48 basis points from the fourth quarter of 2000 where they had been 4.50%.

      Another factor affecting net interest income is the average balance levels of interest earning assets and interest bearing liabilities. As shown in Table 1, interest earning assets were $61.4 million over last year and interest bearing liabilities were $47.3 million greater than last year. Generally growth such as this has a positive impact on net interest income since interest earning assets are growing at a faster pace than interest bearing liabilities.

      Net interest income for the first quarter of 2001 was also affected by the decision by management to consider loans to one creditor totaling $1.1 million as being impaired and placing the loans on a nonaccrual status. This decision made it necessary to reverse $70,000 of accrued interest income on the loans lowering net interest income by that amount.

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 1

NORTHERN STATES FINANCIAL CORPORATION
ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES
For the Three Months Ended March 31, 2001 and 2000
($ 000s)

	2001			2000

	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Loans (1)(2)(3)	$305,802	$6,698	8.76%	$253,277	$5,534	8.74%

Taxable securities (4)	167,508	2,528	6.04%	172,844	2,738	6.09%

Tax-advantaged securities (2) (4)	14,157	257	7.33%	19,125	363	7.56%

Interest bearing deposits in banks	155	2	5.16%	270	4	5.93%

Federal funds sold	22,390	304	5.43%	3,083	45	5.84%

Interest earning assets (4)	510,012	9,789	7.68%	448,599	8,684	7.63%

Noninterest earning assets	23,566			26,372

Average assets	$533,578			$474,971

Liabilities and stockholders’ equity
NOW deposits	$44,784	$283	2.53%	$42,952	$284	2.64%

Money market deposits	37,650	378	4.02%	37,497	328	3.50%

Savings deposits	43,297	271	2.50%	44,999	307	2.73%

Time deposits	202,246	3,160	6.25%	172,164	2,331	5.42%

Other borrowings	80,361	1,245	6.20%	63,380	821	5.18%

Total interest bearing liabilities	408,338	5,337	5.23%	360,992	4,071	4.51%

Demand deposits	42,179			41,839

Other noninterest earning liabilities	9,408			6,691

Stockholders’ equity	73,653			65,449

Average liabilities and Stockholders’ equity	$533,578			$474,971

Net interest income		$4,452			$4,613

Net yield on interest earning assets (4)			3.49%			4.05%

Interest bearing liabilities
To earning assets ratio			80.08%			80.47%

(1)	-	Interest income on loans includes loan origination and other fees of $85 and $83 for the three months ended March 31, 2001 and 2000.

(2)	-	Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34% rate.

(3)	-	Non-accrual loans are included in average loans.

(4)	-	Rate information was calculated on the average amortized cost for securities. The three months ended March 31, 2001 and 2000 average balance information includes an average unrealized gain (loss) for taxable securities of ($40) and ($6,851) and for tax-advantaged securities $142 and ($86).

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

ASSET QUALITY AND THE PROVISION FOR LOAN LOSSES

      There was no provision for loan losses during the three months ended March 31, 2001 or March 31, 2000. Management, with the concurrence of the Board of Directors, after carefully reviewing the adequacy of the allowance for loan losses and the levels of nonperforming and impaired loans, found that no provision for loan losses was necessary during these periods.

      At March 31, 2001, the allowance for loan losses was $4,112,000 or 1.39% of loans as compared to 1.57% of loans at December 31, 2000. During the first quarter of 2001 $604,000 in loans were charged off to the allowance compared to $155,000 during the same period last year. Recoveries of loans previously charged off were $27,000 during the first quarter of 2001 compared to $28,000 during the same period in 2000.

      Nonperforming loans which includes nonaccrual loans and loans 90 days or more past due, still accruing were $3,584,000 at March 31, 2001 or 1.21% of loans. This is a decrease of $528,000 from December 31, 2000 when nonperforming loans totaled $4,112,000 or 1.38% of loans. Of the $3,584,000 in nonperforming loans, $3,075,000 of these loans are secured by real estate. Of the total nonperforming loans, 68.53% or $2,456,000 consists of loans to four separate creditors with borrowings ranging from $387,000 to $1,119,000. Impaired loans at March 31, 2001 were $2,210,000 increasing from $1,728,000 at December 31, 2000. The amount of the allowance for loan losses allocated for impaired loans was $540,000 at March 31, 2001 increasing from $446,000 from year-end.

      Other real estate owned, a non-performing asset, at March 31, 2001 was $2,022,000 and remained unchanged from December 31, 2001.

      Management and the Board of Directors analyze the adequacy of the allowance for loan losses at least quarterly. Loans judged to be impaired, loans with potential loss exposure, loans that are no longer accruing interest, and historical net loan loss percentages are reviewed in the analysis of the allowance for loan losses. Based on management and the Board of Directors’ analysis, the allowance for loan losses at March 31, 2001 is adequate to cover current loan-loss exposure. If the level of impaired and nonperforming loans remains stable during the remainder of 2001, no additional loan loss provision is anticipated during 2001.

NONINTEREST INCOME

      Noninterest income for the three months ended March 31, 2001 was $711,000 as compared to $722,000 for the three months ended March 31, 2000, a decrease of $11,000. Service fees on deposits decreased slightly by $2,000 as compared to the same quarter last year because of decreased overdraft fee income. Trust fee income decreased by $23,000 during the quarter ended March 31, 2001 as compared to the same quarter last year. Mortgage banking income increased by $24,000 as lower home mortgage rates

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

caused the levels of mortgage banking activity to increase. During the first three months of 2001 $2.3 million in “table funded” loan applications were processed and disbursed by the mortgage banking area compared to $1.1 million last year. Miscellaneous operating income during the first quarter of 2001 was $10,000 less than the same period last year as miscellaneous loan fees declined as the volume of loans made to customers decreased from the previous year. The cash flow statement shows that in the first quarter of 2001 there were net incoming cash flows of $1.5 million due to loan payoffs while during the first quarter of 2000 there were net outgoing cash flows of $7.3 million in new loans booked.

NONINTEREST EXPENSES

      Noninterest expenses for the quarter ended March 31, 2001 were $2,631,000 increasing $210,000 from the same quarter last year. The Company’s efficiency ratio, noninterest expenses divided by the sum of net interest income and noninterest income, was 52.03% for the first quarter of 2001 as compared to 46.65% for the same quarter of 2000. The efficiency ratio is frequently used as an indicator as to how well a financial institution manages its noninterest expenses with a decreasing ratio preferred.

      Increases in salary and employee benefit expenses of $55,000 occurred during the first quarter of 2001 compared to the same period last year. Regular salary expense was 3.8% or $43,000 greater during the first quarter of 2001 as a result of yearly merit increases. Compensation expense relating to stock appreciation rights were $27,000 more during the three months ended March 31, 2001 than for the same three months last year due to changes in the price of the Company’s stock. Group insurance expense decreased $15,000 during the first quarter of 2001 compared to last year due to changes to the insurance carrier and coverage.

      Occupancy expenses for the first quarter of 2001 were $381,000, which was an increase of $63,000 from the first quarter of 2000. There were increases for utilities that were $22,000 greater than last year as utility rates increased. Rental income that is used as a reduction to occupancy expense declined $20,000 compared to last year as one of the Company’s major tenants at one of the branch offices relocated due to a business consolidation. Occupancy expenses also increased $27,000 over the same period last year due to increased maintenance expenses. There were also increase maintenance costs for repairs to the buildings’ heating systems that were $6,000 over last year. Maintenance expenses relating to equipment increased by $16,000 in part from maintenance contracts placed on security systems installed in 2000 as the warranty period ended.

      Data processing expense increased $13,000 during the three months ended March 31, 2001 to $132,000 compared to $119,000 last year. The increased data processing expense is the result of costs relating to the Company’s Internet banking product that was introduced during the fourth quarter of 2000.

      FDIC insurance expense was $17,000 during the three months ended March 31, 2001 decreasing slightly from $20,000 during the same period last year.

      Other real estate owned expenses increased during the first quarter of 2001 by $19,000 to $31,000. This increase in part was because the Company did not receive any rents from any of its other real estate owned as it did the previous year as the rent earning property had been sold later in 2000.

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION

      Miscellaneous other operating expenses for the first quarter of 2001 increased $63,000 to $555,000 compared to the same quarter last year. Operating losses due to forged check losses were $22,000 greater in 2001 than last year. Marketing expenses increased over the previous year by $17,000 in part from increased product development costs and increased cable television advertising. Audit fees increased $12,000 compared to the same period last year as the Company contracted to increase the auditing of its data systems especially in the area of its new Internet banking product. Printing expenses increased $12,000 from last year due to increased prices as well as for the design of forms needed to comply with the new consumer privacy regulations.

FEDERAL AND STATE INCOME TAXES

      For the three months ended March 31, 2001 and 2000, the Company’s provisions for federal and state income taxes were $770,000 and $718,000, which as a percentage of pretax earnings was 31.74% and 25.93%. During the first quarter of 2000, the Company received information to support a charitable contribution on real estate owned sold during 1999 to a municipal entity and the Company recorded a $153,000 tax benefit related to this sale. When discounting this one-time factor, income taxes as a percentage of pretax earning during the first three months of 2000 would have been 31.46%.

RECENT ACCOUNTING PRONOUNCEMENTS

      Beginning January 1, 2001, a new accounting standard required all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. Adoption of this standard on January 1, 2001 did not have a material effect, as the Company held no derivatives.

NORTHERN STATES FINANCIAL CORPORATION

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

      The Company’s primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk. Interest-rate risk (“IRR”) is the exposure of a banking organization’s financial condition to adverse movements in interest rates. Accepting this risk can be an important source of profitability and stockholder value, however excessive levels of IRR can pose a significant threat to the Company’s earnings and capital base. Accordingly, effective risk management that maintains IRR at prudent levels is essential to the Company’s safety and soundness.

      Evaluating a financial institution’s exposure to changes in interest rates includes assessing both the adequacy of the management process used to control IRR and the organization’s quantitative level of exposure. When assessing the IRR management process, the Company seeks to ensure that appropriate policies, procedures, management information systems and internal controls are in place to maintain IRR

NORTHERN STATES FINANCIAL CORPORATION

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

at prudent levels with consistency and continuity. Evaluating the quantitative level of IRR exposure requires the Company to assess the existing and potential future effects of changes in interest rates on its consolidated financial condition, including capital adequacy, earnings, liquidity, and, where appropriate, asset quality.

      The Federal Reserve Board, together with the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation, adopted a Joint Agency Policy Statement on Interest-Rate Risk, effective June 26, 1996. The policy statement provides guidance to examiners and bankers on sound practices for managing IRR, which will form the basis for ongoing evaluation of the adequacy of IRR management at supervised institutions. The policy statement also outlines fundamental elements of sound management that have been identified in prior Federal Reserve guidance and discusses the importance of these elements in the context of managing IRR. Specifically, the guidance emphasizes the need for active board of director and management oversight and a comprehensive risk-management process that effectively identifies, measures, and controls IRR. One approach used by management is to minimize IRR is to periodically shock the balance sheet by decreasing rates 2% and increasing rates 2% using computer simulation to show the effect of rate changes on the fair value of the Company’s financial instruments. This approach falls under the broad definition of asset/liability management. The Company’s primary asset/liability management technique is the interest rate shock.

      Several ways an institution can manage IRR include: selling existing assets or repaying certain liabilities; matching repricing periods for new assets and liabilities for example, by shortening terms of new loans or investments. Financial institutions are also subject to prepayment risk in falling rate environments. For example, a debtor may prepay other financial assets so that the debtor may refinance their obligations at new, lower rates. Prepayments of assets carrying higher rates reduce the Company’s interest income and overall asset yields. A large portion of an institution’s liabilities may be short term or due on demand, while most of its assets may be invested in long-term loans or investments. Accordingly, the Company seeks to have in place sources of cash to meet short-term demands. Increasing deposits, borrowing, or selling assets can obtain these funds.

      The following Table 2, “Effect of Interest Shocks on Financial Instruments as of December 31, 2000 and December 31, 1999”, shows how interest rate shocks of decreasing rates 2% and increasing rates 2% effect the fair value of the Company’s financial instruments. The data shown in Table 2 is as of December 31, 2000 as it is the most current period available from the computer simulation model. The computer simulation model used to do the interest rate shocks and calculate the effect on the fair value of the Company’s financial instruments takes into consideration maturity and repricing schedules of the various assets and liabilities. At December 31, 2000 the fair value of securities available for sale increases $3.2 million when rates are shocked downward 2% while the fair value decreases $8.1 million for a 2% upwards rate shock. The change in fair value of securities is smaller when rates are shocked down because there were call provisions on $156.4 million of the U.S. Government agency securities at December 31, 2000. As rates decline the probability that a security with call provisions will be called increase because the security issuer has the opportunity to reduce their interest expense by paying off the called security. Events during the first quarter of 2001 have shown rate decreases in the prime lending rate of 150 basis points from 9.50% on January 1, 2001 to 8.00% on March 31, 2001 and during this time period $84.9 million in U.S. Government agency securities have been called. At December 31, 2000 the fair value of the Company’s financial asset instruments was $537.2 million compared to the book or carrying value on the Company’s financial asset instruments at December 31, 2000 of $532.3 million.

NORTHERN STATES FINANCIAL CORPORATION

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

TABLE 2

NORTHERN STATES FINANCIAL CORPORATION
EFFECT OF INTEREST SHOCKS ON FINANCIAL INSTRUMENTS
as of December 31, 2000 and 1999
($ 000s)

	Fair Value at December 31, 2000

	Down 2%	Current	Up 2%

Assets
Cash and cash equivalents	$31,189	$31,187	$31,185

Securities available for sale	193,250	190,050	181,994

Loans	313,509	303,309	293,677

Direct lease financing	8,284	7,871	7,499

Accrued interest receivable	4,816	4,816	4,816

Financial liabilities
Deposits	$383,023	$374,677	$367,758

Securities sold under repurchase agreements and other short-term borrowings	74,467	73,618	72,787

Federal Home Loan Bank term advances	10,001	10,000	9,999

Advances from borrowers for taxes and insurance	816	816	816

Accrued interest payable	6,208	6,208	6,208

	Fair Value at December 31, 1999

	Down 2%	Current	Up 2%

Assets Cash and cash equivalents	$16,900	$16,900	$16,900

Interest bearing deposits in financial institutions — maturities over 90 days	101	100	99

Securities available for sale	204,914	196,684	185,041

Loans	255,395	245,838	236,915

Direct lease financing	2,211	2,175	2,142

Accrued interest receivable	4,361	4,361	4,361

Financial liabilities
Deposits	$341,331	$333,547	$327,593

Securities sold under repurchase agreements and other short-term borrowings	70,440	70,436	70,432

Advances from borrowers for taxes and insurance	645	645	645

Accrued interest payable	3,640	3,640	3,640

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to sign on its behalf by the undersigned hereunto duly authorized, on this 11th day of May 2001.

NORTHERN STATES FINANCIAL CORPORATION (Registrant)

Date:	May 11, 2001	By:	/s/ Fred Abdula Fred Abdula Chairman of the Board of Directors and President

Date:	May 11, 2001	By:	/s/ Thomas M. Nemeth Thomas M. Nemeth Vice President and Treasurer