Form 10-Q
period 2001-06-30
NORTHERN STATES FINANCIAL CORP /DE/
filed 2001-08-06
CIK 744485

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending June 30, 2001

OR

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

YES:       NO:

4,461,755 shares of common stock were outstanding
as of June 30, 2001

NORTHERN STATES FINANCIAL CORPORATION AND SUBSIDIARY
FORM 10-Q
JUNE 30, 2001
INDEX

Page Number

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Independent Accountants’ Report	2

Condensed consolidated balance sheets as of June 30, 2001 and December 31, 2000	3

Condensed consolidated statements of income for the three and six months ended June 30, 2001 and 2000	4

Condensed consolidated statements of comprehensive income the three and six months ended June 30, 2001 and 2000	5

Condensed consolidated statements of cash flows for the six months ended June 30, 2001 and 2000	6

Notes to condensed consolidated financial statements	7 - 16

Item 2. Management’s discussion and analysis of financial condition and results of operations	17 - 25

Item 7A. Quantitative and qualitative disclosures about market risk	25 - 27

PART II. OTHER INFORMATION

Signatures	28

NORTHERN STATES FINANCIAL CORPORATION
FORM 10-Q
JUNE 30, 2001

INDEPENDENT ACCOUNTANTS’ REPORT

Board of Directors and Stockholders
Northern States Financial Corporation
Waukegan, Illinois

      We have reviewed the condensed consolidated balance sheet of NORTHERN STATES FINANCIAL CORPORATION as of June 30, 2001 and the condensed consolidated statements of income and comprehensive income for the three month and six month periods ended June 30, 2001 and 2000 and the condensed consolidated statements of cash flows for the six month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company’s management.

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

    /s/ Crowe, Chizek and Company LLP

Oak Brook, Illinois
July 26, 2001

NORTHERN STATES FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2001and December 31, 2000
(In thousands of dollars) (Unaudited)

	June 30,	December 31,
	2001	2000

Assets

Cash and due from banks	$18,651	$17,013

Interest bearing deposits in financial institutions - maturities less than 90 days	243	174

Federal funds sold	15,500	14,000

Total cash and cash equivalents	34,394	31,187

Securities available for sale	197,995	190,050

Loans	304,022	298,851

Less: Allowance for loan losses	(3,726)	(4,689)

Loans, net	300,296	294,162

Direct lease financing	11,956	7,417

Office buildings and equipment, net	5,614	5,796

Other real estate owned	2,022	2,022

Accrued interest receivable	4,010	4,816

Other assets	2,074	2,806

Total assets	$558,361	$538,256

Liabilities and Stockholders’ Equity

Liabilities

Deposits

Demand - noninterest bearing	$46,336	$44,567

NOW accounts	46,286	44,197

Money market accounts	42,271	35,603

Savings	43,606	43,910

Time, $100,000 and over	118,243	97,822

Time, under $100,000	99,973	107,022

Total deposits	396,715	373,121

Securities sold under repurchase agreements and other short-term borrowings	67,601	73,618

Federal Home Loan Bank advances	10,000	10,000

Advances from borrowers for taxes and insurance	657	816

Accrued interest payable and other liabilities	8,209	8,262

Total liabilities	483,182	465,817

Stockholders’ Equity

Common stock	1,785	1,784

Additional paid-in capital	11,443	11,436

Retained earnings	61,312	59,817

Accumulated other comprehensive income (loss), net	639	(598)

Total stockholders’ equity	75,179	72,439

Total liabilities and stockholders’ equity	$558,361	$538,256

      The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three months and six months ended June 30, 2001 and 2000
(In thousands of dollars, except per share data) (Unaudited)

	Three months ended		Six months ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Interest income

Loans (including fee income)	$6,420	$6,004	$13,100	$11,516

Securities

Taxable	2,529	2,704	5,057	5,442

Exempt from federal income tax	162	230	331	470

Interest bearing deposits in financial institutions	1	3	3	7

Federal funds sold	226	76	530	121

Total interest income	9,338	9,017	19,021	17,556

Interest expense

Time deposits	3,001	2,508	6,161	4,839

Other deposits	804	930	1,736	1,849

Other borrowings	1,095	980	2,340	1,801

Total interest expense	4,900	4,418	10,237	8,489

Net interest income	4,438	4,599	8,784	9,067

Provision for loan losses	0	0	0	0

Net interest income after provision for loan losses	4,438	4,599	8,784	9,067

Noninterest income

Service fees on deposits	409	356	749	698

Trust income	196	187	365	379

Mortgage banking income	48	22	93	43

Gains on sales of securities	314	0	314	0

Other operating income	163	182	320	349

Total noninterest income	1,130	747	1,841	1,469

Noninterest expense

Salaries and employee benefits	1,611	1,498	3,126	2,958

Occupancy and equipment, net	323	303	704	621

Data processing	141	122	273	241

FDIC deposit insurance	18	15	35	35

Other real estate owned	8	20	39	32

Other operating expenses	503	508	1,058	1,000

Total noninterest expense	2,604	2,466	5,235	4,887

Income before income taxes	2,964	2,880	5,390	5,649

Provision for income taxes	983	918	1,753	1,636

Net income	$1,981	$1,962	$3,637	$4,013

Basic earnings per share	$0.44	$0.44	$0.82	$0.90

Diluted earnings per share	$0.44	$0.44	$0.81	$0.90

      The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three months and six months ended June 30, 2001 and 2000
(In thousands of dollars) (Unaudited)

	Three months ended		Six months ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Net income	$1,981	$1,962	$3,637	$4,013

Other comprehensive income (loss):

Unrealized gains (losses) arising during period on securities available for sale, net of tax of $147, $64, $783 and ($727)	234	103	1,237	(1,150)

Comprehensive income	$2,215	$2,065	$4,874	$2,863

      The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 30, 2001 and 2000
(In thousands of dollars) (Unaudited)

	June 30,	June 30,
	2001	2000

Cash flows from operating activities

Net income	$3,637	$4,013

Adjustments to reconcile net income to net cash from operating activities:

Depreciation	230	233

Deferred loan fees	(4)	112

Net gain on sale of other real estate owned	0	(3)

Net gain on sale of securities available for sale	(314)	0

Amortization of mortgage servicing rights	20	27

Net change in interest receivable	806	3

Net change in interest payable	(75)	529

Net change in other assets	(71)	60

Net change in other liabilities	22	(377)

Net cash from operating activities	4,251	4,597

Cash flows from investing activities

Proceeds from maturities and calls of securities available for sale	275,268	8,401

Proceeds from sales of securities available for sale	314	0

Purchases of securities available for sale	(281,193)	(732)

Change in loans made to customers	(6,130)	(34,559)

Property and equipment expenditures	(48)	(35)

Proceeds from sale of other real estate owned	0	83

Net change in direct lease financing	(4,539)	28

Net cash from investing activities	(16,328)	(26,814)

Cash flows from financing activities

Net increase (decrease) in:

Deposits	23,594	12,692

Securities sold under repurchase agreements and other short-term borrowings	(6,017)	2,883

Advances from borrowers for taxes and insurance	(159)	20

Federal Home Loan Bank advance	0	10,000

Net proceeds from exercise of stock options	8	20

Dividends paid	(2,142)	(1,918)

Net cash from financing activities	15,284	23,697

Net change in cash and cash equivalents	3,207	1,480

Cash and cash equivalents at beginning of period	31,187	16,900

Cash and cash equivalents at end of period	$34,394	$18,380

Supplemental disclosures

Cash paid during the period for

Interest	$10,312	$7,960

Income taxes	1,705	1,771

Noncash investing activities

Transfers made from loans to other real estate owned	0	80

      The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001

(Dollar amounts in thousands, except per share data)

(Unaudited)

Note 1 – Basis of Presentation

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

      The condensed consolidated balance sheets are as of June 30, 2001 and December 31, 2000. The condensed consolidated statements of income and the condensed consolidated statements of comprehensive income are for the three and six months ended June 30, 2001 and 2000. The condensed consolidated statements of cash flows are for the six months ended June 30, 2001 and 2000.

      The interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes (or “notes thereto”) of the Company for the years ended December 31, 2000, 1999 and 1998.

      The results of operations for the three and six month periods ended June 30, 2001, are not necessarily indicative of the results to be expected for the full year.

      Basic earnings per share is based on weighted-average shares outstanding of 4,461,755 and 4,460,678 for the three months ended June 30, 2001 and 2000 and 4,461,755 and 4,460,012 for the six months ended June 30, 2001 and 2000. Diluted earnings per share further assumes issue of any dilutive potential common shares. Common stock information is summarized as follows:

	June 30,	December 31,	June 30,
	2001	2000	2000

Common shares authorized	6,500,000	6,500,000	6,500,000

Common shares outstanding	4,461,755	4,460,845	4,460,845

Par value per share	$0.40	$0.40	$0.40

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001

(Dollar amounts in thousands, except per share data)

(Unaudited)

Note 2 – Securities

      The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale as of June 30, 2001 and December 31, 2000 were as follows:

June 30, 2001	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. Treasury	$1,000	$13	$0	$1,013

U.S. Government agencies and corporations	173,912	474	(83)	174,303

States and political subdivisions	14,321	206	(5)	14,522

Mortgage-backed securities	4,610	74	(1)	4,683

Equity securities	3,109	386	(21)	3,474

Total	$196,952	$1,153	$(110)	$197,995

December 31, 2000	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. Treasury	$1,000	$4	$0	$1,004

U.S. Government agencies and corporations	167,065	76	(1,623)	165,518

States and political subdivisions	15,531	123	(58)	15,596

Mortgage-backed securities	5,384	38	(39)	5,383

Equity securities	2,047	502	0	2,549

Total	$191,027	$743	$(1,720)	$190,050

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001

(Dollar amounts in thousands, except per share data)

(Unaudited)

      Contractual maturities of securities available for sale at June 30, 2001 were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities and equity securities, are shown separately.

	Amortized	Fair
	Cost	Value

Due in one year of less	$49,501	$49,515

Due after one year through five years	110,633	111,178

Due after five years through ten years	29,099	29,145

	189,233	189,838

Mortgage-backed securities	4,610	4,683

Equity securities	3,109	3,474

Total	$196,952	$197,995

      Mortgage-backed securities are comprised of investments in pools of residential mortgages. The mortgage pools are issued and guaranteed by the Federal Home Loan Mortgage Corporation (FHLMC), the Government National Mortgage Corporation (GNMA) or the Federal National Mortgage Association (FNMA).

      The fair value of agency securities with call options totaled $119,630 at June 30, 2001. As of June 30, 2001, the Company held no structured notes.

      There was one sale of an equity security during the three months ended June 30, 2001 that resulted in a gain of $314. There were no sales of securities during 2000.

      Securities carried at $170,777 and $158,129 at June 30, 2001 and December 31, 2000 were pledged to secure public deposits, repurchase agreements and for other purposes as required or permitted by law.

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001

(Dollar amounts in thousands, except per share data)

(Unaudited)

Note 3 – Loans

      The Company makes loans to, and obtains deposits from, customers primarily in Lake County, Illinois and surrounding areas. Most loans are secured by specific items of collateral, including commercial and residential real estate and other business and consumer assets.

      Loans at June 30, 2001 and December 31, 2000 were as follows:

	June 30,	December 31,
	2001	2000

Commercial	$90,782	$94,353

Real estate - construction	34,295	25,538

Real estate - mortgage	149,373	149,869

Home equity	20,996	20,233

Installment	9,068	9,361

Total loans	304,514	299,354

Unearned income	(9)	(16)

Deferred loan fees	(483)	(487)

Loans, net of unearned income and deferred loan fees	304,022	298,851

Allowance for loan losses	(3,726)	(4,689)

Loans, net	$300,296	$294,162

      There were no loans held for sale on June 30, 2001 and December 31, 2000.

      Real estate - mortgage loans with a carrying value of $19,015 and $21,786 were pledged to secure public deposits at June 30, 2001 and December 31, 2000. The Company has also pledged real estate-mortgage loans on residential property in an amount equal to at least 167% of the outstanding Federal Home Loan Bank advances.

      Non-performing loans, which include loans contractually past due ninety days or more, loans accounted for on a nonaccrual basis, and loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower, amounted to $5,109 at June 30, 2001 and $4,112 at December 31, 2000.

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001

(Dollar amounts in thousands, except per share data)

(Unaudited)

      Impaired loans were as follows for June 30, 2001 and December 31, 2000:

	June 30,	December 31,
	2001	2000

Loans with no allowance for losses allocated	$0	$0

Loans with allowance for losses allocated	1,421	1,728

Amount of the allowance allocated	230	446

      The average balances and income recognized on impaired loans were as follows for the three and six months ended June 30, 2001 and 2000 are as follows:

	Three months ended		Six months ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Average of impaired loans during the period	$1,836	$627	$1,758	$524

Interest income recognized during the impairment period	10	0	10	0

Cash-basis interest income recognized during the impairment period	10	0	10	0

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

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001

(Dollar amounts in thousands, except per share data)

(Unaudited)

      At June 30, 2001 and December 31, 2000, the contractual amounts of the Company’s off-balance sheet commitments were as follows:

	June 30,	December 31,
	2001	2000

Unused lines of credit and commitments to make loans:

Fixed rate	$28,864	$17,278

Variable rate	94,632	81,375

Total	$123,496	$98,653

Standby letters of credit	$4,528	$3,682

      Since many commitments to make loans expire without being used, the amounts above do not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitments is determined using management’s credit evaluation of the borrower, and may include commercial and residential real estate and other business and consumer assets.

Note 4 – Allowance for Loan Losses

      Activity in the allowance for loan losses for the six months ended June 30, 2001, twelve months ended December 31, 2000 and six months ended June 30, 2000 were as follows:

	June 30,	December 31,	June 30,
	2001	2000	2000

Balance at beginning of year	$4,689	$5,368	$5,368

Provision charged to operating expense	0	0	0

Loans charged off	(1,025)	(838)	(163)

Recoveries on loans previously charged off	62	159	70

Balance at end of period	$3,726	$4,689	$5,275

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001

(Dollar amounts in thousands, except per share data)

(Unaudited)

Note 5 – Provision for Income Tax

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

Note 6 – Stockholders’ Equity

      For the six months ended June 30, 2001 total stockholders’ equity increased $2,740. The increase is a result of net income of $3,637, plus the change in the valuation allowance from December 31, 2000 for the fair value of securities available for sale, net of tax, of $1,237, plus $8 due to the exercise of 910 stock options pursuant to the Omnibus Incentive Plan, less cash dividends paid of $2,142 or $.48 per share.

      For the six months ended June 30, 2000 total stockholders’ equity increased $965. The increase was the result of net income of $4,013, less the change in the valuation allowance from December 31, 1999 for the fair value of securities available for sale, net of tax, of $1,150, plus $20 due to the exercise of 2,500 stock options pursuant to the Omnibus Incentive Plan, less cash dividends paid of $1,918 or $ .43 per share.

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

Note 7 – Omnibus Incentive Plan Instruments

      The 1992 Omnibus Incentive Plan (the “Plan”) authorizes the issuance of up to 375,000 shares of the Company’s common stock, including the granting of non-qualified stock options, restricted stock and stock appreciation rights.

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001

(Dollar amounts in thousands, except per share data)

(Unaudited)

      Statement of Financial Accounting Standards No. 123 requires pro forma disclosures for companies that do not adopt its fair value accounting method for stock-based employee compensation. The Company did not grant any stock options during the six months ended June 30, 2001 or during the entire year 2000. Stock options may be used to reward directors and employees and provide them with an additional equity interest in the Company. Options have been issued for 10 year periods and are fully vested when granted.

      Information about option grants follow:

	Number of	Weighted-Avg.
	Options	Exercise Price

Outstanding at January 1, 2000	13,910	$8.32

Exercised during period ended June 30, 2000	(2,500)	8.32

Outstanding at June 30, 2000	11,410	$8.32

Outstanding at January 1, 2001	11,410	$8.32

Exercised during period ended June 30, 2001	(910)	8.32

Outstanding at June 30, 2001	10,500	$8.32

      At June 30, 2001, all remaining options had an exercise price of $8.32. The options outstanding had a remaining life of six months.

      The Company at its discretion may grant stock appreciation rights under the Plan. A stock appreciation right entitles the holder to receive from the Company an amount equal to the excess, if any, of the aggregate fair market value of the Company’s common stock which is the subject of such a grant over the grant price. During the six months ended June 30, 2001, no stock appreciation rights were exercised. At both June 30, 2001 and 2000, 12,280 stock appreciation rights were outstanding at the grant price $8.32 per share. The Company’s expense (benefit) was $43 and $5 for the three months ended June 30, 2001 and 2000 and $22 and ($43) for the six months ended June 30, 2001 and 2000. The stock appreciation rights will expire during 2002.

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001

(Dollar amounts in thousands, except per share data)

(Unaudited)

Note 8 – Other Comprehensive Income (Loss)

      Other comprehensive income (loss) components and related taxes for the three and six months ended June 30, 2001 and 2000 were as follows:

	Three months ended		Six months ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Unrealized holding gains (losses) on securities available for sale	$381	$167	$2,020	$(1,877)

Tax effect	147	64	783	(727)

Other comprehensive gains (losses)	$234	$103	$1,237	$(1,150)

Note 9 – Segment Information

      The operating segments are determined by the products and services offered, primarily distinguished between banking, mortgage banking and trust operations. Loans, securities and deposits provide the revenues in the banking operation, servicing fees and loan sales provide the revenues in mortgage banking, and trust fees provide the revenues in trust operations. All operations are domestic.

      Management began evaluating mortgage banking as a separate segment in August, 1998. Mortgage banking and trust segment performance is evaluated using fee income net of direct expenses. Income taxes are not allocated to these segments and selected indirect expenses are allocated. There are no transactions among segments. Substantially all assets are related to the banking segment. Neither mortgage banking nor trust pre-tax revenues exceeded 10% of total pre-tax income for the three or six months ended June 30, 2001 or 2000.

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001

(Dollar amounts in thousands, except per share data)

(Unaudited)

      Information reported internally for performance assessment of operating segments for the three and six months ended June 30, 2001 and 2000 follows:

	Three months ended June 30, 2001

	Banking	Other Segments	Total

Net interest income	$4,438	$0	$4,438

Other revenue	862	268	1,130

Other expenses	2,357	247	2,604

Segment profit (loss)	$2,943	$21	$2,964

	Three months ended June 30, 2000

	Banking	Other Segments	Total

Net interest income	$4,599	$0	$4,599

Other revenue	508	239	747

Other expenses	2,241	225	2,466

Segment profit (loss)	$2,866	$14	$2,880

	Six months ended June 30, 2001

	Banking	Other Segments	Total

Net interest income	$8,784	$0	$8,784

Other revenue	1,332	509	1,841

Other expenses	4,758	477	5,235

Segment profit (loss)	$5,358	$32	$5,390

	Six months ended June 30, 2000

	Banking	Other Segments	Total

Net interest income	$9,067	$0	$9,067

Other revenue	987	482	1,469

Other expenses	4,412	475	4,887

Segment profit (loss)	$5,642	$7	$5,649

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

      The following discussion focuses on the consolidated financial condition of the Northern States Financial Corporation (the “Company”) at June 30, 2001 and the consolidated results of operations for the three and six month periods ended June 30, 2001, compared to the same periods of 2000. The purpose of this discussion is to provide a better understanding of the condensed consolidated financial statements and the operations of its subsidiary, the Bank of Waukegan (the “Bank”). This discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto included herein.

      The statements contained in this management’s discussion and analysis that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to June 30, 2001 to differ materially from those expressed in any such forward-looking statements.

FINANCIAL CONDITION

      The consolidated total assets for the Company were $558.4 million at June 30, 2001, increasing $20.1 million from the Company’s year-end, December 31, 2000.

      The Company had $15.5 million in federal fund sold at June 30, 2001, as compared to $14.0 at December 31, 2000. The Company on a daily basis invests excess cash into federal funds sold. Federal funds sold is a source of liquidity to the Company and will fluctuate from day to day.

      The fair value of securities at June 30, 2001 was $198.0 million increasing by $7.9 million from the previous year-end. The fair value of the securities portfolio has increased in part due to changes to the gross unrealized gains and losses mostly caused by market rate declines. At June 30, 2001 the Company’s securities showed net unrealized gains of $1 million compared to December 31, 2000 that showed net unrealized losses of $1 million, a shift of $2 million. During the first six months of 2001, $275.3 million in securities were called or matured compared to only $8.4 million the previous year. The reason for this is that at December 31, 2001 the Company had $156.4 million in agency securities with call options that allowed the issuers of the securities to payoff the securities earlier than the stated maturity date. With the decline in interest rates most of the issuers of these securities exercised their call options. The Company during the first six months of 2001 purchased $281.2 million in securities and $5.9 million more in securities were purchased than were called or matured. Most of the purchases were for U.S. Government agency securities that increased by $8.7 million from year-end. Equity securities increased $.9 million. An equity security was sold that netted a gain of $314,000 from which the proceeds of the sale were used in part to purchase a $1.0 million equity security that qualifies for Community Reinvestment Act (CRA) purposes. Securities issued by states and political subdivisions decreased by $1.0 million and mortgage-backed securities declined by $ .7 million.

      The Company’s loan portfolio at June 30, 2001 was $304.0 million, an increase of $5.2 million from December 31, 2000. Real estate-construction loans continued to grow and were $8.8 million greater than at the previous year-end. Home equity loans increased by $.8 million and remain popular with consumers as the interest paid on the home equity loan may be used as a tax deduction. Commercial loans decreased $3.6 million while real estate loans and installment loans declined slightly by $.5 million and $.3 million.

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The Company’s lease portfolio increased $4.5 million during the first half of 2001 as leases totaling $5.0 million were purchased from an investment-banking house. These purchased leases carry a surety bond that guarantees payment performance.

      At June 30, 2001 deposits at the Company increased $23.6 million from December 31, 2000. The increase was in time deposits $100,000 and over, which increased $20.4 million from year-end. Most of the growth in time deposits, $100,000 and over was from public entities. The Company is located in the county seat and accepts deposits from local municipalities. The first half of property taxes were paid in early June 2001 and resulted in public depositors investing their funds into time deposits. Time deposits under $100,000 decreased $7.0 million while demand, NOW and money market balances increased $1.8 million, $2.1 million and $6.7 million. With interest rates decreasing on time deposits many retail customers with time deposits under $100,000, transferred their funds into money market accounts as rates paid on money market accounts were comparable to short-term time deposit rates. Savings deposits remained stable at June 30, 2001 with balances of $43.6 million declining only slightly by $.3 million from year-end.

      Securities sold under repurchase agreements (repurchase agreements) and other short-term borrowings at the Company decreased $6.0 million from December 31, 2000 to $67.6 million at June 30, 2001. These funds mainly consist of repurchase agreements that are offered through an overnight repurchase agreement product and a term product with maturities from 7 days to one year. Commercial customers have increasingly placed their funds into repurchase agreements as repurchase agreements provide the commercial customer with added security for their funds in the form of an investment that is pledged by the Company. Repurchase agreements also provide a source of funds to the Company that do not increase reserve requirements with the Federal Reserve Bank or create an expense relating to FDIC insurance and, therefore, are less costly to the Company.

      On June 30, 2001 the Company had a term advances from the Federal Home Loan Bank in the amount of $10.0 million that remains unchanged from December 31, 2000.

      Total stockholders’ equity increased $2,740,000 during the six months ended June 30, 2001. The increase is the result of net income of $3,637,000, plus the adjustment in the valuation allowance for the market value of securities available for sale, net of tax, of $1,237,000, plus $8,000 due to the exercise of 910 stock options pursuant to the Omnibus Incentive Plan, less cash dividends paid of $2,142,000.

      The tier 1 capital to average asset ratio at June 30, 2001 was 13.73% and the total capital to asset ratio, on a risk adjusted basis, amounted to 19.49%, exceeding the minimum required to be capitalized under prompt corrective action regulations, which minimums are 5.00% and 10.00%. Book value per share, was $16.85 at June 30, 2001 as compared to $16.24 at December 31, 2000. On June 30, 2001, the Company and its subsidiary were in compliance with all applicable regulatory capital requirements.

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NET INCOME

      The consolidated net income for the quarter ended June 30, 2001 was $1,981,000, an increase of $19,000 compared to net income of $1,962,000 for the same period the previous year. The annualized return on average assets was 1.44% for the quarter, a decrease from a return on average assets for the same quarter the previous year of 1.62%. The consolidated net income for the six months ended June 30, 2001 was $3,637,000, a decrease of $376,000 over the first half of 2000. The annualized return on average assets for the first six months of 2001 was 1.34%, down from the return on average assets for the same period the previous year of 1.67%.

      During 2001’s second quarter, the Company sold an equity investment that resulted in a gain of $314,000. When discounting this one-time factor from the second quarter 2001 results, net income for the quarter would have been $173,000 (8.82%) less than the same quarter last year. During the first quarter of 2000, the Company received information supporting a charitable contribution for other real estate owned sold during 1999 to a municipal entity. Accordingly, the Company recorded a $153,000 tax benefit related to this sale in the first quarter of 2000. When discounting the gain on sale of the equity security from 2001 and the one-time tax benefit from 2000, net income for the first half of 2001 was $415,000 or 10.75% less than for the same period last year.

NET INTEREST INCOME

      Net interest income, the difference between interest income earned on average interest earning assets and interest expense on average interest bearing liabilities, decreased $161,000 or 3.50% during the three months ended June 30, 2001 compared to the same three months in 2000.

      One of the major factors affecting net interest income is change to interest rates. During the second quarter of 2001 interest rates declined as evidenced by the prime lending rate that began the quarter at 8.00% and because of changes to the federal discount rate moved downward three times finally ending the quarter at 6.75% or 125 basis points less. During the second quarter 2000, there was an upward trend for interest rates with the prime rate beginning the quarter at 9.00% and ending the quarter at 9.50%.

      Table 1 shows that during the second quarter of 2001 yields on interest earning assets declined 69 basis points, a lesser extent than rates paid on deposits and borrowings that declined only 14 basis points. These developments resulted in net interest income decreasing during the second quarter of 2001.

      The trend of lower interest rates in 2001 compared to increasing rates last year has effected net interest income in that rates earned on securities and loans have decreased during the quarter compared to last year. More than half of the Bank’s loan portfolio has variable rates that have decreased as rates have declined. Table 1, “Analysis of Average Balance and Tax Equivalent Rates for the Three Months ended June 30, 2001 and 2000” shows that loan rates have decreased 81 basis points compared to last year. More than half of the Bank’s investment securities have call options that allow the issuers of the securities to call or payoff the securities earlier than the maturity date. As rates have declined, many securities have been called as the issuers have issued new securities at the lower interest rates. Table 1 shows that the yields on taxable securities in the second quarter of 2001 have declined 52 basis points compared to last year and yields on securities exempt from income taxes declined 32 basis points.

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 1

NORTHERN STATES FINANCIAL CORPORATION
ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES
For the Three Months Ended June 30, 2001 and 2000
($ 000s)

	2001			2000

	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate

Assets

Loans (1)(2)(3)	$310,624	$6,437	8.29%	$264,967	$6,025	9.10%

Taxable securities	181,746	2,529	5.59%	169,446	2,704	6.11%

Securities exempt from Taxes (2)	13,693	245	7.25%	18,317	350	7.57%

Interest bearing deposits in banks	167	1	2.40%	240	3	5.00%

Federal funds sold	20,794	226	4.35%	4,955	76	6.14%

Interest earning assets	527,024	9,438	7.18%	457,925	9,158	7.87%

Noninterest earning assets	23,068			27,562

Average assets	$550,092			$485,487

Liabilities and stockholders’ equity

NOW deposits	$46,234	219	1.89%	$43,746	289	2.64%

Money market deposits	41,462	364	3.51%	36,073	333	3.69%

Savings deposits	43,609	221	2.03%	45,299	308	2.72%

Time deposits	209,232	3,001	5.74%	174,416	2,508	5.75%

Other borrowings	80,379	1,095	5.45%	68,416	980	5.73%

Interest bearing Liabilities	420,916	4,900	4.66%	367,950	4,418	4.80%

Demand deposits	44,677			43,743

Other noninterest bearing liabilities	10,470			8,285

Stockholders’ equity	74,029			65,509

Average liabilities and Stockholders’ equity	$550,092			$485,487

Net interest income		$4,538			$4,740

Net yield on interest Earning assets			3.45%			4.07%

Interest bearing liabilities to earning assets Ratio			80.00%			79.01%

(1)	- Interest income on loans includes loan origination fees of $110 and $88 for the three months ended June 30, 2001 and 2000.

(2)	- Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34% rate.

(3)	- Non-accrual loans are included in average loans.

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 2

NORTHERN STATES FINANCIAL CORPORATION
ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES

For the Six Months Ended June 30, 2001 and 2000
($ 000s)

	2001			2000

	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate

Assets

Loans (1)(2)(3)	$308,213	$13,135	8.52%	$259,122	$11,559	8.92%

Taxable securities	174,627	5,057	5.80%	171,145	5,442	6.10%

Securities exempt from Federal income taxes (2)	13,925	502	7.29%	18,721	713	7.56%

Interest bearing deposits in banks	161	3	3.73%	255	7	5.49%

Federal funds sold	21,592	530	4.91%	4,019	121	6.02%

Interest earning assets	518,518	19,227	7.42%	453,262	17,842	7.75%

Noninterest earning assets	23,317			26,967

Average assets	$541,835			$480,229

Liabilities and stockholders’ equity

NOW deposits	$45,509	502	2.21%	$43,349	573	2.64%

Money market deposits	39,556	742	3.75%	36,785	661	3.59%

Savings deposits	43,453	492	2.26%	45,149	615	2.72%

Time deposits	205,739	6,161	5.99%	173,290	4,839	5.58%

Other borrowings	80,370	2,340	5.82%	65,898	1,801	5.47%

Interest bearing liabilities	414,627	10,237	4.94%	364,471	8,489	4.66%

Demand deposits	43,428			42,791

Other noninterest bearing liabilities	9,939			7,488

Stockholders’ equity	73,841			65,479

Average liabilities and Stockholders’ equity	$541,835			$480,229

Net interest income		$8,990			$9,353

Net yield on interest Earning assets			3.47%			4.06%

Interest bearing liabilities to Earning assets ratio			80.04%			79.12%

(1)	- Interest income on loans includes loan origination fees of $195 and $171 for the six months ended June 30, 2001 and 2000.

(2)	- Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34% rate.

(3)	- Non-accrual loans are included in average loans.

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

      Interest rates paid on deposits and borrowings have declined as well. Table 1 shows that rates paid on NOW, money market and savings deposits have decreased during the second quarter of 2001 by 75, 18 and 69 basis points compared to the same quarter last year. Rates offered on time deposit have declined yet table 1 shows that the rates paid on time deposits, the largest source of funds to the Company, during the second quarter of 2001 remained almost unchanged from last year. From June through October 2000 rates for time deposits and repurchase agreements with terms of one year or more ranged from 7.00% to 7.25% that attracted an influx of time deposits. Approximately $90 million in these funds remained at fixed rates throughout the first six months of 2001 and have kept rates paid on time deposit at higher levels. As a majority of these time deposits and repurchase agreements mature and reprice at lower rates in the second half of 2001, management expects that it will have a positive impact on net interest income.

      For the six months ended 2001 net interest income decreased $283,000 compared to the same period of 2000. The same factors that caused net interest income to decline during the second quarter of 2001 were in effect for the first six months of 2001. Interest rates declined during the first 6 months of 2001 with the prime rate going from 9.50% at the first of year and ending at 6.75% at June 30, 2001. This trend in rates was just the opposite during the first six months of 2000 with the prime rate starting out at 8.50% and ending at June 30, 2000 at 9.50%. Table 2, “Analysis of Average Balance and Tax Equivalent Rates for the Six Months ended June 30, 2001 and 2000” shows that yields on interest earning assets declined 33 basis points. Table 2 shows that rates paid on interest bearing liabilities increased 28 basis points despite declining interest rates. The increased rates on interest bearing liabilities resulted from greater rates paid on time deposits and other borrowings as $90 million in time deposits and repurchase agreements with original maturities of over one year were paying rates of 7.00% or greater during the first half of 2001.

ASSET QUALITY AND THE PROVISION FOR LOAN LOSSES

      There was no provision for loan losses during the three months and six months ended June 30, 2001 and June 30, 2000. Management, with the concurrence of the Board of Directors, after carefully reviewing the adequacy of the allowance for loan losses and the levels of nonperforming and impaired loans, found that no provision for loan losses was necessary during these periods.

      At June 30, 2001, the allowance for loan losses was $3,726,000 or 1.23% of loans as compared to $4,689,000 or 1.57% of loans at December 31, 2000. During the first six months of 2001 $1,025,000 in loans, that had previously been classified as impaired, were charged off to the allowance compared to $163,000 during the same period last year. Recoveries of loans previously charged off were $62,000 during the first half of 2001 compared to $70,000 during the same period of 2000.

      Nonperforming loans which includes nonaccrual loans and loans 90 days or more past due, still accruing were $5,109,000 at June 30, 2001 or 1.68% of loans compared to $4,112,000 at December 31, 2000 or 1.38%. Of the $5,109,000 of the total nonperforming, $4,962,000 is secured by real estate. Subsequent to June 30, 2001, payments of $1,429,000 were received on a nonperforming loan totaling $2,789,000 with the balance due expected to be brought current in early August 2001. Impaired loans totaled $1,421,000 or .47% of loans at June 30, 2001 as compared to impaired loans of $1,728,000 at December 31, 2000. The amount of the allowance for loan losses allocated for impaired loans at June 30, 2001 was $230,000 compared to $446,000 at December 31, 2000.

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

      Other real estate owned, a non-performing asset, at June 30, 2001 was $2,022,000 and remained unchanged from December 31, 2000.

      Management and the Board of Directors analyze the adequacy of the allowance for loan losses at least quarterly. Loans judged to be impaired, loans with potential loss exposure, loans that are no longer accruing interest, and historical net loan loss percentages are reviewed in the analysis of the allowance for loan losses. Based on management’s and the Board of Directors’ analysis, the allowance for loan losses at June 30, 2001 is adequate to cover current loan loss exposure. If the level of impaired and nonperforming loans remains low during the remainder of 2001, no additional loan loss provision is anticipated during 2001.

NONINTEREST INCOME

      Noninterest income for the three months ended June 30, 2001 was $1,130,000 as compared to $747,000 for the three months ended June 30, 2000, an increase of $383,000. Most of this increase was the result the sale of an equity security during the quarter that netted a gain of $314,000. Service fees on deposits increased $53,000 as compared to the same quarter last year as the result of increases to services fees on one of the deposit products and increased overdraft income. Income from mortgage banking activities increased $26,000 as declining home mortgage rates increased the number of mortgages refinanced as compared to the second quarter of 2000. Trust fee income increased $9,000 during the three months ended June 30, 2001. Other operating income during the second quarter of 2001 was $19,000 less due to decreased loan fees collected on mortgage loans.

      For the first six months of 2001 noninterest income was $1,841,000 as compared to $1469,000 for the same period of 2000, an increase of $372,000. When discounting the one-time gain on the sale of the equity security of $314,000, noninterest income was $58,000 greater than last year. Service fees on deposits were $51,000 greater during the first half of 2001 as compared to the same period last year as the because of increases to services fees on one of the deposit products and increased overdraft income. Trust income for the six months ended June 30, 2001 declined slightly by $14,000. Mortgage banking income increased $50,000 during the first half of 2001, as the volume of mortgages refinanced increased due to lower home mortgage rates. Other noninterest income declined $29,000 from last year as loan fees decreased compared to the first half of 2000, as there had been greater new loan activity during the first half of 2000 as compared to 2001.

NONINTEREST EXPENSES

      Noninterest expenses were $2,604,000 during the three months ended June 30, 2001 an increase of $138,000 from the same quarter last year. The Company’s efficiency ratio, noninterest expenses divided by the sum of net interest income and noninterest income, was 46.77% for the second quarter of 2001 as compared to 46.13% for the same quarter of 2000. Compared to its peers, the Company’s ability to control overhead is one of its operating strengths.

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

      Increases in salaries and employee benefits expenses of $113,000 occurred during the second quarter of 2001 compared to the same period last year, an increase of 7.54%. Salary expense was $64,000 greater during the second quarter of 2001 due to annual salary increases. Increases in the Company’s stock price during the second quarter of 2001 caused salaries expenses relating to stock appreciation rights to increase by $38,000 from last year.

      Occupancy expenses for the second quarter of 2001 were $323,000, $20,000 greater when compared to the second quarter of 2000. Most of the increased expense was the result of increased building maintenance expenses as repairs were made to the parking lots.

      Data processing expense during the three months ended June 30, 2001 was $141,000, an increase of $19,000 from the same quarter last year. Data processing expense has increased due to expenses relating to the Company’s internet banking product that was introduced during the fourth quarter of 2000.

      FDIC insurance during the second quarter of 2001 increased $3,000 from the same three-month period last year. Other real estate owned expenses declined $12,000 during the second quarter of 2001. Miscellaneous other operating expenses declined slightly by $5,000 during the three months ended June 30, 2001 compared to the same three months last year.

      During the six months ended June 30, 2001, total noninterest expenses were $5,235,000 or $348,000 greater than during the same period last year. The Company’s efficiency ratio for the first half of 2001 was 49.27% as compared to 46.38% for the first half of 2000.

      Salaries and employee benefit expenses increased 5.68% or $168,000 during the six months ending June 30, 1999 as compared to the same period last year. Salary expense during the first half of 2001 showed increases of $107,000 or 4.71% due to regular salary increases. Increases to the Company’s stock price during the first two quarters of 2001 increased salary expenses relating to stock appreciation rights by $65,000 when compared to the same period last year.

      Occupancy expenses were $83,000 greater during the first six months of 2001 when compared to the same period of 2000. Maintenance expenses for building and equipment increased $49,000 during the first six months of 2001. Needed repairs were made to the parking lots and maintenance contracts were placed on security systems installed in 2000 as warranty periods ended. Rental income, recorded as a reduction against occupancy expense, declined $24,000 compared to last year as one of the Company’s major tenants at one of the branch offices relocated due to a business consolidation. Expenses for utilities were $18,000 greater than last year as utility rates had increased during the winter of 2001.

      Data processing expense was $32,000 greater during the first six months of 2001 when compared to the same period of 2000. During the fourth quarter of 2001 the Company introduced its internet banking product and expenses relating to that product have increased data processing expense compared to last year.

      FDIC deposit insurance expense was $35,000 for the first two quarters of 2001 remaining unchanged from the same period last year. Other real estate owned expenses increased slightly by $7,000 during the six months ending June 30, 2001.

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

      Miscellaneous other operating expenses were $58,000 more for the six months ending June 30, 2001 than they were the same period last year. Operating losses due to forged check losses were $33,000 greater in 2001 than last year. Marketing expenses increased over the previous year by $26,000 in part from increased product development costs and increased cable television advertising.

FEDERAL AND STATE INCOME TAXES

      For the three months ended June 30, 2001 and 2000, the Company’s provisions for federal and state income taxes were $983,000 and $918,000, which as a percentage of pretax earnings was 33.16% and 31.88%. The tax rate has increased in part because interest income from securities exempt from federal income tax has declined during 2001 as it is becoming increasingly difficult to replace these securities as they mature with “bank qualified” tax advantaged securities. For the six months ended June 30, 2001, the Company’s provision for federal and state taxes was $1,753,000 or 32.52% of pretax earnings as compared to $1,636,000 or 28.96% of pretax earnings for the six months ending June 30, 2000. During the first quarter of 2000, the Company received additional information to support a charitable contribution on real estate owned sold during 1999 to a municipal entity. The Company recorded a $153,000 tax benefit related to this sale. When discounting this one-time factor, income taxes as a percentage of pretax earning during the first half of 2000 would have been 31.67%.

RECENT ACCOUNTING PRONOUNCEMENTS

      In July 2001 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues” (“SAB 102”). Due to the recent issuance of this SAB, management is not able to comment in the June 30, 2001 Form 10-Q regarding the effect of this SAB.

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

      The Federal Reserve Board, together with the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation, adopted a Joint Agency Policy Statement on Interest-Rate Risk, effective June 26, 1996. The policy statement provides guidance to examiners and bankers on sound practices for managing IRR, which will form the basis for ongoing evaluation of the adequacy of IRR management at supervised institutions. The policy statement also outlines fundamental elements of sound management that have been identified in prior Federal Reserve guidance and discusses the importance of these elements in the context of managing IRR. Specifically, the guidance emphasizes the need for active board of director and management oversight and a comprehensive risk-management process that effectively identifies, measures, and controls IRR. Several techniques might be used by an institution to minimize IRR. One approach is to periodically analyze its assets and liabilities and make future financing and investment decisions based on payment streams, interest rates, contractual maturities and estimated sensitivity to actual or potential changes in market interest rates. Such activities fall under the broad definition of asset/liability management. The Company’s primary measurement tool used by management is to shock the balance sheet by decreasing rates 2% and increasing rates 2% using computer simulation to show the effect of rate changes on the fair value of the Company’s financial instruments.

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

      Table 3, “Effect of Interest Shocks on Financial Instruments”, compares information about the current fair value of the Company’s financial instruments at March 31, 2001 to December 31, 2000. Table 3 shows the effects of interest rate shocks of decreasing rates 2% and increasing rates 2% on the fair value of the Company’s financial instruments. The computer simulation model that is used to do the interest rate shocks and calculates the effect on the fair value of the Company’s balance sheet takes into consideration maturity and repricing schedules of the various assets and liabilities. March 31, 2001 is used in Table 3 as it has the most recent data made available from the computer simulation model.

NORTHERN STATES FINANCIAL CORPORATION

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

TABLE 3
NORTHERN STATES FINANCIAL CORPORATION
EFFECT OF INTEREST SHOCKS ON FINANCIAL INSTRUMENTS
as of March 31, 2001 and December 31, 2000
($000s)

	Fair Value at March 31, 2001

	Down 2%	Current	Up 2%

Assets

Cash and cash equivalents	$44,214	$44,211	$44,208

Securities available for sale	178,027	175,561	169,316

Loans	310,631	300,283	290,555

Direct lease financing	11,016	10,413	9,871

Accrued interest receivable	4,490	4,490	4,490

Financial liabilities:

Deposits	$377,125	$371,012	$367,947

Securities sold under repurchase agreements and other short-term borrowings	72,299	71,469	70,603

Federal Home Loan Bank term advances	10,226	9,997	9,832

Advances from borrowers for taxes and insurance	1,004	1,004	1,004

Accrued interest payable	6,439	6,439	6,439

	Fair Value at December 31, 2000

	Down 2%	Current	Up 2%

Assets

Cash and cash equivalents	$31,189	$31,187	$31,185

Securities available for sale	193,250	190,050	181,994

Loans	313,509	303,309	293,677

Direct lease financing	8,284	7,871	7,499

Accrued interest receivable	4,816	4,816	4,816

Financial liabilities:

Deposits	$383,023	$374,677	$367,758

Securities sold under repurchase agreements and other short-term borrowings	74,467	73,618	72,787

Federal Home Loan Bank term advances	10,001	10,000	9,999

Advances from borrowers for taxes and insurance	816	816	816

Accrued interest payable	6,208	6,208	6,208

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to sign on its behalf by the undersigned hereunto duly authorized, on this 6th day of August 2001.

NORTHERN STATES FINANCIAL CORPORATION (Registrant)

Date:	August 6, 2001	By:	/s/ Fred Abdula Fred Abdula Chairman of the Board of Directors and President

Date:	August 6, 2001	By:	/s/ Thomas M. Nemeth Thomas M. Nemeth Vice President and Treasurer