Form 10-Q
period 2001-09-30
NORTHERN STATES FINANCIAL CORP /DE/
filed 2001-11-13
CIK 744485

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending September 30, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

NORTHERN STATES FINANCIAL CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	0-19300	36-3449727
(State of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

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

YES:    XXX          NO:

4,461,755 shares of common stock were outstanding
as of September 30, 2001

NORTHERN STATES FINANCIAL CORPORATION AND SUBSIDIARY
FORM 10-Q
SEPTEMBER 30, 2001

INDEX

PART I. FINANCIAL INFORMATION

NORTHERN STATES FINANCIAL CORPORATION
FORM 10-Q
SEPTEMBER 30, 2001

INDEPENDENT ACCOUNTANTS’ REPORT

Board of Directors and Stockholders
Northern States Financial Corporation
Waukegan, Illinois

     We have reviewed the condensed consolidated balance sheet of NORTHERN STATES FINANCIAL CORPORATION as of September 30, 2001 and the condensed consolidated statements of income and comprehensive income for the three month and nine month periods ended September 30, 2001 and 2000 and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company’s management.

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

/s/ Crowe, Chizek and Company LLP

Oak Brook, Illinois
October 29, 2001

NORTHERN STATES FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2001 and December 31, 2000
(In thousands of dollars) (Unaudited)

	September 30,	December 31,
	2001	2000

Assets
Cash and due from banks	$18,600	$17,013
Interest bearing deposits in financial institutions - maturities less than 90 days	119	174
Federal funds sold	11,000	14,000

Total cash and cash equivalents	29,719	31,187
Securities available for sale	211,541	190,050
Loans	310,177	298,851
Less: Allowance for loan losses	(3,736)	(4,689)

Loans, net	306,441	294,162
Direct lease financing	13,976	7,417
Office buildings and equipment, net	5,647	5,796
Other real estate owned	2,022	2,022
Accrued interest receivable	4,209	4,816
Other assets	1,291	2,806

Total assets	$574,846	$538,256

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand — noninterest bearing	$44,098	$44,567
NOW accounts	45,312	44,197
Money market accounts	44,261	35,603
Savings	44,270	43,910
Time, $100,000 and over	137,863	97,822
Time, under $100,000	95,086	107,022

Total deposits	410,890	373,121
Securities sold under repurchase agreements and other short-term borrowings	68,543	73,618
Federal Home Loan Bank advances	10,000	10,000
Advances from borrowers for taxes and insurance	395	816
Accrued interest payable and other liabilities	7,098	8,262

Total liabilities	496,926	465,817

Stockholders’ Equity
Common stock	1,785	1,784
Additional paid-in capital	11,443	11,436
Retained earnings	63,343	59,817
Accumulated other comprehensive income (loss), net	1,349	(598)

Total stockholders’ equity	77,920	72,439

Total liabilities and stockholders’ equity	$574,846	$538,256

     The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three months and nine months ended September 30, 2001 and 2000
(In thousands of dollars, except per share data) (Unaudited)

	Three months ended		Nine months ended

	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

Interest income
Loans (including fee income)	$6,311	$6,642	$19,411	$18,158
Securities
Taxable	2,500	2,694	7,557	8,136
Exempt from federal income tax	157	224	488	694
Interest bearing deposits in financial institutions	3	5	6	12
Federal funds sold	140	61	670	182

Total interest income	9,111	9,626	28,132	27,182

Interest expense
Time deposits	2,844	2,827	9,005	7,666
Other deposits	763	939	2,499	2,788
Other borrowings	942	1,303	3,282	3,104

Total interest expense	4,549	5,069	14,786	13,558

Net interest income	4,562	4,557	13,346	13,624
Provision for loan losses	0	0	0	0

Net interest income after provision for loan losses	4,562	4,557	13,346	13,624

Noninterest income
Service fees on deposits	442	363	1,191	1,061
Trust income	154	180	519	559
Mortgage banking income	59	20	152	63
Gains on sales of securities	273	0	587	0
Other operating income	172	155	492	504

Total noninterest income	1,100	718	2,941	2,187

Noninterest expense
Salaries and employee benefits	1,602	1,552	4,728	4,510
Occupancy and equipment, net	320	300	1,024	921
Data processing	134	117	407	358
FDIC deposit insurance	17	18	52	53
Other real estate owned	8	45	47	77
Other operating expenses	530	476	1,588	1,476

Total noninterest expense	2,611	2,508	7,846	7,395

Income before income taxes	3,051	2,767	8,441	8,416
Provision for income taxes	1,020	880	2,773	2,516

Net income	$2,031	$1,887	$5,668	$5,900

Basic earnings per share	$0.46	$0.42	$1.27	$1.32

Diluted earnings per share	$0.45	$0.42	$1.27	$1.32

     The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three months and nine months ended September 30, 2001 and 2000
(In thousands of dollars) (Unaudited)

	Three months ended		Nine months ended

	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

Net income	$2,031	$1,887	$5,668	$5,900
Other comprehensive income:
Unrealized gains arising during period on securities available for sale, net of tax	710	2,093	1,947	943

Comprehensive income	$2,741	$3,980	$7,615	$6,843

     The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2001 and 2000
(In thousands of dollars) (Unaudited)

	September 30,	September 30,
	2001	2000

Cash flows from operating activities
Net income	$5,668	$5,900
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	329	356
Deferred loan fees	4	138
Net gain on sale of other real estate owned	0	(3)
Net gain on sale of securities available for sale	(587)	0
Amortization of mortgage servicing rights	29	40
Net change in interest receivable	607	(902)
Net change in interest payable	(1,206)	1,281
Net change in other assets	254	171
Net change in other liabilities	42	(167)

Net cash from operating activities	5,140	6,814

Cash flows from investing activities
Proceeds from maturities of interest-bearing deposits in financial institutions — maturities over 90 days	0	100
Proceeds from maturities and calls of securities available for sale	480,005	10,559
Proceeds from sales of securities available for sale	778	0
Purchases of securities available for sale	(498,508)	(1,374)
Net change in loans made to customers	(12,283)	(34,359)
Property and equipment expenditures	(180)	(81)
Proceeds from sale of other real estate owned	0	83
Net change in direct lease financing	(6,559)	(228)

Net cash from investing activities	(36,747)	(25,300)

Cash flows from financing activities
Net increase (decrease) in:
Deposits	37,769	27,890
Securities sold under repurchase agreements and other short-term borrowings	(5,075)	(4,778)
Advances from borrowers for taxes and insurance	(421)	(286)
Federal Home Loan Bank advance	0	10,000
Net proceeds from exercise of stock options	8	20
Dividends paid	(2,142)	(1,918)

Net cash from financing activities	30,139	30,928

Net change in cash and cash equivalents	(1,468)	12,442
Cash and cash equivalents at beginning of period	31,187	16,900

Cash and cash equivalents at end of period	$29,719	$29,342

Supplemental disclosures
Cash paid during the period for
Interest	$15,992	$12,277
Income taxes	2,505	2,446
Noncash investing activities
Transfers made from loans to other real estate owned	0	80

     The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001

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

     The condensed consolidated balance sheets are as of September 30, 2001 and December 31, 2000. The condensed consolidated statements of income and the condensed consolidated statements of comprehensive income are for the three and nine months ended September 30, 2001 and 2000. The condensed consolidated statements of cash flows are for the nine months ended September 30, 2001 and 2000.

     The interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes (or “notes thereto”) of the Company for the years ended December 31, 2000, 1999 and 1998.

     The results of operations for the three and nine month periods ended September 30, 2001, are not necessarily indicative of the results to be expected for the full year.

     Net income was utilized to calculate both basic and diluted earnings per share for all periods presented. Information regarding weighted average shares utilized in computing basic and diluted earnings per share is as follows:

	Three months ended		Nine months ended

	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

Average outstanding common shares	4,461,755	4,460,845	4,461,755	4,460,289
Effect of stock options	6,252	6,934	6,068	6,772

Average outstanding shares for diluted earnings per share	4,468,007	4,467,779	4,467,823	4,467,061

     Information related to stockholders’ equity was as follows:

	September 30,	December 31,
	2001	2000

Par value per share	$0.40	$0.40
Authorized shares	6,500,000	6,500,000
Issued and outstanding shares	4,461,755	4,460,845

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001

(Dollar amounts in thousands, except per share data)

(Unaudited)

Note 2 — Securities

     The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale as of September 30, 2001 and December 31, 2000 were as follows:

	Amortized	Gross Unrealized		Fair
September 30, 2001	Cost	Gains	Losses	Value

U.S. Treasury	$1,000	$10	$0	$1,010
U.S. Government agencies and corporations	187,780	1,694	(2)	189,472
States and political subdivisions	13,762	338	(5)	14,095
Mortgage-backed securities	4,155	84	0	4,239
Equity securities	2,642	114	(31)	2,725

Total	$209,339	$2,240	$(38)	$211,541

	Amortized	Gross Unrealized		Fair
December 31, 2000	Cost	Gains	Losses	Value

U.S. Treasury	$1,000	$4	$0	$1,004
U.S. Government agencies and corporations	167,065	76	(1,623)	165,518
States and political subdivisions	15,531	123	(58)	15,596
Mortgage-backed securities	5,384	38	(39)	5,383
Equity securities	2,047	502	0	2,549

Total	$191,027	$743	$(1,720)	$190,050

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001

(Dollar amounts in thousands, except per share data)

(Unaudited)

     Contractual maturities of securities available for sale at September 30, 2001 were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities and equity securities, are shown separately.

	Amortized	Fair
	Cost	Value

Due in one year of less	$41,974	$41,999
Due after one year through five years	149,071	150,889
Due after five years through ten years	11,497	11,689

	202,542	204,577
Mortgage-backed securities	4,155	4,239
Equity securities	2,642	2,725

Total	$209,339	$211,541

     Mortgage-backed securities are comprised of investments in pools of residential mortgages. The mortgage pools are issued and guaranteed by the Federal Home Loan Mortgage Corporation (FHLMC), the Government National Mortgage Corporation (GNMA) or the Federal National Mortgage Association (FNMA).

     The fair value of agency securities with call options totaled $142,085 at September 30, 2001. As of September 30, 2001, the Company held no structured notes.

     There were two sales of an equity securities during the three months ended September 30, 2001 that resulted in a gain of $273. During the nine months ended September 30, 2001, there were three sales of equity securities that resulted in a gain of $587. There were no sales of securities during 2000.

     Securities carried at $156,265 and $158,129 at September 30, 2001 and December 31, 2000 were pledged to secure public deposits, repurchase agreements and for other purposes as required or permitted by law.

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001

(Dollar amounts in thousands, except per share data)

(Unaudited)

Note 3 — Loans

     The Company makes loans to, and obtains deposits from, customers primarily in Lake County, Illinois and surrounding areas. Most loans are secured by specific items of collateral, including commercial and residential real estate and other business and consumer assets.

     Loans at September 30, 2001 and December 31, 2000 were as follows:

	September 30,	December 31,
	2001	2000

Commercial	$91,052	$94,353
Real estate — construction	36,183	25,538
Real estate — mortgage	152,600	149,869
Home equity	21,385	20,233
Installment	9,454	9,361

Total loans	310,674	299,354
Unearned income	(6)	(16)
Deferred loan fees	(491)	(487)

Loans, net of unearned income and deferred loan fees	310,177	298,851
Allowance for loan losses	(3,736)	(4,689)

Loans, net	$306,441	$294,162

     There were no loans held for sale on September 30, 2001 and December 31, 2000.

     Real estate — mortgage loans with a carrying value of $18,446 and $21,786 were pledged to secure public deposits at September 30, 2001 and December 31, 2000. The Company has also pledged real estate-mortgage loans on residential property in an amount equal to at least 167% of the outstanding Federal Home Loan Bank advances.

     Non-performing loans, which include loans contractually past due ninety days or more, loans accounted for on a nonaccrual basis, and loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower, amounted to $14,152 at September 30, 2001 and $4,112 at December 31, 2000.

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001

(Dollar amounts in thousands, except per share data)

(Unaudited)

     Impaired loans were as follows for September 30, 2001 and December 31, 2000:

	September 30,	December 31,
	2001	2000

Loans with no allowance for losses allocated	$0	$0
Loans with allowance for losses allocated	1,478	1,728
Amount of the allowance allocated	311	446

     The average balances and income recognized on impaired loans were as follows for the three and nine months ended September 30, 2001 and 2000 are as follows:

	Three months ended		Nine months ended

	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

Average of impaired loans during the period	$1,836	$621	$1,758	$557
Interest income recognized during the impairment period	8	0	18	0
Cash-basis interest income recognized during the impairment period	8	0	18	0

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

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001

(Dollar amounts in thousands, except per share data)

(Unaudited)

     At September 30, 2001 and December 31, 2000, the contractual amounts of the Company’s off-balance sheet commitments were as follows:

	September 30,	December 31,
	2001	2000

Unused lines of credit and commitments to make loans:
Fixed rate	$35,570	$17,278
Variable rate	95,369	81,375

Total	$130,939	$98,653

Standby letters of credit	$4,592	$3,682

     Since many commitments to make loans expire without being used, the amounts above do not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitments is determined using management’s credit evaluation of the borrower, and may include commercial and residential real estate and other business and consumer assets.

Note 4 — Allowance for Loan Losses

     Activity in the allowance for loan losses for the nine months ended September 30, 2001, twelve months ended December 31, 2000 and nine months ended September 30, 2000 were as follows:

	September 30,	December 31,	September 30,
	2001	2000	2000

Balance at beginning of year	$4,689	$5,368	$5,368
Provision charged to operating expense	0	0	0
Loans charged off	(1,055)	(838)	(166)
Recoveries on loans previously charged off	102	159	111

Balance at end of period	$3,736	$4,689	$5,313

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001

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

Note 6 — Stockholders’ Equity

     For the nine months ended September 30, 2001 total stockholders’ equity increased $5,481. The increase is a result of net income of $5,668, plus the change in the valuation allowance from December 31, 2000 for the fair value of securities available for sale, net of tax, of $1,947, plus $8 due to the exercise of 910 stock options pursuant to the Omnibus Incentive Plan, less cash dividends paid of $2,142 or $ .48 per share.

     For the nine months ended September 30, 2000 total stockholders’ equity increased $4,945. The increase was the result of net income of $5,900, plus the change in the valuation allowance from December 31, 1999 for the fair value of securities available for sale, net of tax, of $943, plus $20 due to the exercise of 2,500 stock options pursuant to the Omnibus Incentive Plan, less cash dividends paid of $1,918 or $ .43 per share.

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

September 30, 2001

(Dollar amounts in thousands, except per share data)

(Unaudited)

     Statement of Financial Accounting Standards No. 123 requires pro forma disclosures for companies that do not adopt its fair value accounting method for stock-based employee compensation. The Company did not grant any stock options during the nine months ended September 30, 2001 or during the entire year 2000. Stock options may be used to reward directors and employees and provide them with an additional equity interest in the Company. Options have been issued for 10 year periods and are fully vested when granted.

     Information about option grants follow:

	Number of	Weighted-Avg.
	Options	Exercise Price

Outstanding at January 1, 2000	13,910	$8.32
Exercised during period ended September 30, 2000	(2,500)	8.32

Outstanding at September 30, 2000	11,410	$8.32

Outstanding at January 1, 2001	11,410	$8.32
Exercised during period ended September 30, 2001	(910)	8.32

Outstanding at September 30, 2001	10,500	$8.32

     At September 30, 2001, all remaining options had an exercise price of $8.32. The options outstanding had a remaining life of three months.

     The Company at its discretion may grant stock appreciation rights under the Plan. A stock appreciation right entitles the holder to receive from the Company an amount equal to the excess, if any, of the aggregate fair market value of the Company’s common stock which is the subject of such a grant over the grant price. During the nine months ended September 30, 2001, no stock appreciation rights were exercised. At both September 30, 2001 and 2000, 12,280 stock appreciation rights were outstanding at the grant price $8.32 per share. There was no expense (benefit) from the stock appreciation rights during the three months ended September 30, 2001 and was $18 for the three months ended September 30, 2000. For the nine months ended ended September 30, 2001 and 2000 the expense (benefit) relating to stock appreciation rights was $22 and ($25). The stock appreciation rights will expire during 2002.

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001

(Dollar amounts in thousands, except per share data)

(Unaudited)

Note 8 — Other Comprehensive Income

     Other comprehensive income components and related taxes for the three and nine months ended September 30, 2001 and 2000 were as follows:

	Three months ended		Nine months ended

	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

Unrealized holding gains on securities available for sale	$1,432	$3,417	$3,766	$1,540
Less reclassification adjustments for gains recognized in income	273	0	587	0
Tax effect	(449)	(1,324)	(1,232)	(597)

Other comprehensive income	$710	$2,093	$1,947	$943

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

     Management began evaluating mortgage banking as a separate segment in August, 1998. Mortgage banking and trust segment performance is evaluated using fee income net of direct expenses. Income taxes are not allocated to these segments and selected indirect expenses are allocated. There are no transactions among segments. Substantially all assets are related to the banking segment. Neither mortgage banking nor trust pre-tax revenues exceeded 10% of total pre-tax income for the three or nine months ended September 30, 2001 or 2000.

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001

(Dollar amounts in thousands, except per share data)

(Unaudited)

     Information reported internally for performance assessment of operating segments for the three and nine months ended September 30, 2001 and 2000 follows:

	Three months ended September 30, 2001

	Banking	Other Segments	Total

Net interest income	$4,562	$0	$4,562
Other revenue	865	235	1,100
Other expenses	2,357	254	2,611

Segment profit (loss)	$3,070	$(19)	$3,051

	Three months ended September 30, 2000

	Banking	Other Segments	Total

Net interest income	$4,557	$0	$4,557
Other revenue	490	228	718
Other expenses	2,275	233	2,508

Segment profit (loss)	$2,772	$(5)	$2,767

	Nine months ended September 30, 2001

	Banking	Other Segments	Total

Net interest income	$13,346	$0	$13,346
Other revenue	2,197	744	2,941
Other expenses	7,115	731	7,846

Segment profit (loss)	$8,428	$13	$8,441

	Nine months ended September 30, 2000

	Banking	Other Segments	Total

Net interest income	$13,624	$0	$13,624
Other revenue	1,477	710	2,187
Other expenses	6,687	708	7,395

Segment profit (loss)	$8,414	$2	$8,416

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

     The following discussion focuses on the consolidated financial condition of the Northern States Financial Corporation (the “Company”) at September 30, 2001 and the consolidated results of operations for the three and nine month periods ended September 30, 2001, compared to the same periods of 2000. The purpose of this discussion is to provide a better understanding of the condensed consolidated financial statements and the operations of its subsidiary, the Bank of Waukegan (the “Bank”). This discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto included herein.

     The statements contained in this management’s discussion and analysis that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to September 30, 2001 to differ materially from those expressed in any such forward-looking statements.

FINANCIAL CONDITION

     The consolidated total assets for the Company were $574.8 million at September 30, 2001, increasing $36.6 million from the Company’s year-end, December 31, 2000.

     The Company had $11.0 million in federal fund sold at September 30, 2001, as compared to $14.0 million at December 31, 2000. The Company on a daily basis invests excess cash into federal funds sold. Federal funds sold is a source of liquidity to the Company and will fluctuate from day to day.

     The fair value of securities at September 30, 2001 was $211.5 million increasing by $21.5 million from the previous year-end. The fair value of the securities portfolio has increased in part due to changes to the gross unrealized gains and losses mostly caused by market rate declines. At September 30, 2001 the Company’s securities showed net unrealized gains of $2.2 million as compared to net unrealized losses of $1.0 million at December 31, 2000, a shift of $3.2 million. During the first nine months of 2001, $480.0 million in securities were called or matured compared to only $10.6 million the same period last year. A major reason for this is that at December 31, 2001 the Company had $156.4 million in agency securities with call options that allowed the issuers of the securities to payoff the securities earlier than the stated maturity date. During the first nine months of 2001 $204.3 million in securities were called which included some new purchases made during 2001. With the decline in interest rates most of the issuers of these securities exercised their call options. Another reason for the large amount of securities being called or maturing during the first nine months of 2001 is that for liquidity and pledging purposes the Company purchased short-term U.S. Government agency discount notes with maturities of less than 60 days. The Company purchased $499.5 million in securities during the first nine months of 2001, which resulted in $19.5 million more in securities being purchased than were called or matured. Most of the purchases were for U.S. Government agency securities, which increased by $24.0 million from year-end. Equity securities increased slightly. Three equity security securities were sold during 2001 that netted a gain of $587,000 from which a portion of the proceeds of the sales were used in part to purchase a $1.0 million equity security that qualifies for Community Reinvestment Act (CRA) purposes. Securities issued by states and political subdivisions decreased by $1.5 million and mortgage-backed securities declined by $1.1 million.

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

     The Company’s loan portfolio at September 30, 2001 was $310.2 million, an increase of $11.3 million from December 31, 2000. Real estate-construction loans continued to grow and were $10.6 million greater than at the previous year-end. Real estate-mortgage loans increased $2.7 million while home equity loans increased by $1.2 million. Home equity loans remain popular with consumers as the interest paid on the loan may be used as a tax deduction. Commercial loans decreased $3.3 million while installment loans increased only slightly.

     The Company’s lease portfolio increased $6.6 million during the first nine months of 2001 as leases totaling $7.5 million were purchased from an investment-banking house. These purchased leases carry surety bonds that guarantee payment performance.

     At September 30, 2001, deposits at the Company increased $37.8 million from December 31, 2000. The major increase was in time deposits $100,000 and over, which increased $40.0 million from year-end with the growth coming from public depositors. The Company is located in the county seat and accepts deposits from local municipalities. Property taxes were collected in June and September 2001 and resulted in public entities investing their funds into time deposits. Time deposits under $100,000 decreased $11.9 million as time deposit rates fell during the third quarter. The Company from June through October 2000 offered rates ranging from 7.00% to 7.25% for time deposits and repurchase agreements with terms of one year or more that attracted an influx of time deposits especially from retail customers. During the third quarter 45% of the time deposits and repurchase agreements with rates greater than 7.00% matured. As time deposit rates fell, many retail customers transferred a portion of their matured time deposits to money market accounts resulting in an increase to money market deposits of $8.7 million. At September 30, 2001, NOW and savings deposits increased $1.1 million and $.4 million while demand accounts declined $.5 million.

     Securities sold under repurchase agreements (repurchase agreements) and other short-term borrowings at the Company decreased $5.1 million from December 31, 2000 to $68.5 million at September 30, 2001. These funds mainly consist of repurchase agreements that are offered through an overnight repurchase agreement product and a term product with maturities from 7 days to one year. Commercial customers have increasingly placed their funds into repurchase agreements as repurchase agreements provide the commercial customer with added security for their funds in the form of an investment that is pledged by the Company. Repurchase agreements also provide a source of funds to the Company that do not increase reserve requirements with the Federal Reserve Bank or create an expense relating to FDIC insurance and, therefore, are less costly to the Company.

     On September 30, 2001 the Company had a term advances from the Federal Home Loan Bank in the amount of $10.0 million. This borrowing remains unchanged from December 31, 2000.

     Total stockholders’ equity increased $5,481,000 during the nine months ended September 30, 2001. The increase is the result of net income of $5,668,000, plus the adjustment in the valuation allowance for the market value of securities available for sale, net of tax, of $1,947,000, plus $8,000 due to the exercise of 910 stock options pursuant to the Omnibus Incentive Plan, less cash dividends paid of $2,142,000.

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

     The tier 1 capital to average asset ratio at September 30, 2001 was 13.92% and the total capital to asset ratio, on a risk adjusted basis, amounted to 19.47%, exceeding the minimum required to be capitalized under prompt corrective action regulations, which minimums are 5.00% and 10.00%. Book value per share, was $17.46 at September 30, 2001 as compared to $16.24 at December 31, 2000. On September 30, 2001, the Company and its subsidiary were in compliance with all applicable regulatory capital requirements.

RESULTS OF OPERATIONS

NET INCOME

     The consolidated net income for the quarter ended September 30, 2001 was $2,031,000, an increase of $144,000 compared to net income of $1,887,000 for the same period the previous year. The annualized return on average assets was 1.44% for the quarter, a decrease from a return on average assets for the same quarter the previous year of 1.49%. The consolidated net income for the nine months ended September 30, 2001 was $5,668,000, a decrease of $232,000 over the first nine months of 2000. The annualized return on average assets for the first nine months of 2001 was 1.38%, down from the return on average assets for the same period the previous year of 1.61%.

     During 2001’s third quarter, the Company sold two equity investments that resulted in a net gain of $273,000. When discounting this one-time factor from the third quarter 2001 results, net income (after tax) for the quarter would have been $23,000 or 1.22% less than the same quarter last year.

     The Company for the nine months ended September 30, 2001 had net gains from sales of equity securities of $587,000. When discounting the after tax effect of these sales, net income for the nine months ended September 30, 2001 would have been $5,308,000. During the first quarter of 2000, the Company received information supporting a charitable contribution for other real estate owned sold during 1999 to a municipal entity. Accordingly, the Company recorded a $153,000 tax benefit related to this sale in the first quarter of 2000. When discounting the gains on sales of equity securities from 2001 and the one-time tax benefit from 2000, net income for the first nine months of 2001 was $439,000 or 7.64% less than for the same period last year.

NET INTEREST INCOME

     Net interest income, the difference between interest income earned on average interest earning assets and interest expense on average interest bearing liabilities, increased by $5,000 during the three months ended September 30, 2001 compared to the same three months in 2000.

     One of the major factors affecting net interest income is change to interest rates. During the third quarter of 2001 interest rates declined as evidenced by the prime lending rate that began the quarter at 6.75% and because of changes to the federal discount rate moved downward twice during the quarter finally ending at 6.00% or 75 basis points less than at the beginning of the period. During the third quarter 2000, the prime rate remained stable at 9.50%.

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

     The effect of the drop in interest rates during 2001 as compared to 2000 is illustrated in Table 1, “Analysis of Average Balance and Tax Equivalent Rates for the Three Months ended September 30, 2001 and 2000”. The table shows that during the third quarter of 2001, yields on interest earning assets were 119 basis points lower than the yields during the third quarter of 2000. Quarterly average rates paid on deposits and borrowings shows a smaller decline of only 104 basis points. These developments resulted in net interest income on a fully tax equivalent basis to decrease $32,000 during the third quarter of 2001 compared to the same period last year.

     Table 1 shows that loan rates during the third quarter of 2001 have decreased 139 basis points compared to last year. More than half of the Bank’s loan portfolio has variable rates that have decreased as rates have declined. Over 50% of the Bank’s investment securities have call options that allow the issuers of the securities to call or payoff the securities earlier than the maturity date. As rates have declined, many securities have been called as the issuers have replaced them with new securities bearing lower interest rates. Table 1 shows that the yields on taxable securities in the third quarter of 2001 have declined 76 basis points compared to last year and yields on securities exempt from income taxes have declined 37 basis points.

     Interest rates paid on deposits and borrowings have declined as well. Table 1 shows that rates paid on NOW, money market and savings deposits have decreased during the third quarter of 2001 by 104, 90 and 75 basis points compared to the same quarter last year. Rates offered on time deposit and other borrowings that include repurchase agreements also declined during the three months ended September 30, 2001 by 100 and 149 basis points compared to the same period last year. From June through October 2000 rates for time deposits and repurchase agreements with terms of one year or more were offered with rates from 7.00% to 7.25% and attracted an influx of time deposits. During the third quarter of 2001 approximately $46 million of those time deposits and repurchase agreements with rates greater than 7.00% matured which contributed to the decline in rates paid on time deposits and repurchase agreements.

     For the nine months ended September 30, 2001, net interest income decreased $278,000 compared to the same period of 2000. The same factors that caused net interest income to decline during the third quarter of 2001 were in effect for the first nine months of 2001. Interest rates declined during the first nine months of 2001 with the prime rate going from 9.50% at the beginning of the year and ending at 6.00% at September 30, 2001. The trend during the first nine months of 2000 was an increasing rate environment with the prime rate starting out at 8.50% and ending at September 30, 2000 at 9.50%. Table 2, “Analysis of Average Balance and Tax Equivalent Rates for the Nine Months ended September 30, 2001 and 2000” shows that yields on interest earning assets declined 62 basis points while rates paid on interest bearing liabilities declined 17 basis points. When rates on earning assets decline to a greater extent than rates paid on deposits and borrowings net interest income is negatively impacted and will usually decrease.

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 1

NORTHERN STATES FINANCIAL CORPORATION
ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES
For the Three Months Ended September 30, 2001 and 2000
($ 000s)

	2001			2000

	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Loans (1)(2)(3)	$319,622	$6,326	7.92%	$286,287	$6,660	9.31%
Taxable securities	187,950	2,500	5.35%	170,143	2,694	6.11%
Securities exempt from Taxes (2)	13,556	238	7.15%	17,965	339	7.52%
Interest bearing deposits in banks	200	3	6.00%	240	5	8.33%
Federal funds sold	16,858	140	3.32%	3,716	61	6.57%

Interest earning assets	538,186	9,207	6.86%	478,351	9,759	8.05%

Noninterest earning assets	25,234			26,820

Average assets	$563,420			$505,171

Liabilities and stockholders’ equity
NOW deposits	$43,871	188	1.71%	$41,675	286	2.75%
Money market deposits	45,082	356	3.16%	34,796	353	4.06%
Savings deposits	43,900	219	2.00%	43,649	300	2.75%
Time deposits	220,901	2,844	5.15%	183,736	2,827	6.15%
Other borrowings	79,011	942	4.77%	83,238	1,303	6.26%

Interest bearing Liabilities	432,765	4,549	4.20%	387,094	5,069	5.24%

Demand deposits	45,999			42,695
Other noninterest bearing liabilities	8,592			7,311
Stockholders’ equity	76,064			68,071

Average liabilities and Stockholders’ equity	$563,420			$505,171

Net interest income		$4,658			$4,690

Net yield on interest earning assets			3.47%			3.87%

Interest bearing liabilities to earning assets Ratio			80.60%			79.87%

(1)	- Interest income on loans includes loan origination fees of $98 and $85 for the three months ended September 30, 2001 and 2000.

(2)	- Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34% rate.

(3)	- Non-accrual loans are included in average loans.

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 2

NORTHERN STATES FINANCIAL CORPORATION
ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES
For the Nine Months Ended September 30, 2001 and 2000
($ 000s)

	2001			2000

	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Loans (1)(2)(3)	$312,016	$19,461	8.32%	$268,177	$18,219	9.06%
Taxable securities	179,068	7,557	5.64%	170,811	8,136	6.10%
Securities exempt from Federal income taxes (2)	13,802	740	7.24%	18,469	1,052	7.55%
Interest bearing deposits in banks	174	6	4.60%	250	12	6.40%
Federal funds sold	20,014	670	4.46%	3,918	182	6.19%

Interest earning assets	525,074	28,434	7.23%	461,625	27,601	7.85%

Noninterest earning assets	23,956			26,918

Average assets	$549,030			$488,543

Liabilities and stockholders’ equity
NOW deposits	$44,963	690	2.05%	$42,791	859	2.68%
Money market deposits	41,398	1,098	3.54%	36,122	1,014	3.74%
Savings deposits	43,602	711	2.17%	44,649	915	2.73%
Time deposits	210,793	9,005	5.70%	176,772	7,666	5.78%
Other borrowings	79,917	3,282	5.48%	71,678	3,104	5.77%

Interest bearing liabilities	420,673	14,786	4.69%	372,012	13,558	4.86%

Demand deposits	44,285			42,759
Other noninterest bearing liabilities	9,490			7,429
Stockholders’ equity	74,582			66,343

Average liabilities and Stockholders’ equity	$549,030			$488,543

Net interest income		$13,648			$14,043

Net yield on interest earning assets			3.47%			4.00%

Interest bearing liabilities to earning assets ratio			80.23%			79.38%

(1)	- Interest income on loans includes loan origination fees of $293 and $256 for the nine months ended September 30, 2001 and 2000.

(2)	- Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34% rate.

(3)	- Non-accrual loans are included in average loans.

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

ASSET QUALITY AND THE PROVISION FOR LOAN LOSSES

     There was no provision for loan losses during the three months and nine months ended September 30, 2001 and 30, 2000. Management, with the concurrence of the Board of Directors, after carefully reviewing the adequacy of the allowance for loan losses and the levels of nonperforming and impaired loans, found that no provision for loan losses was necessary during these periods.

     At September 30, 2001, the allowance for loan losses was $3,736,000 or 1.20% of loans as compared to $4,689,000 or 1.57% of loans at December 31, 2000. During the first nine months of 2001 $1,055,000 in loans, that had previously been classified as impaired, were charged off to the allowance compared to $166,000 during the same period last year. Recoveries of loans previously charged off were $102,000 during the first nine months of 2001 compared to $111,000 during the same period of 2000.

     Nonperforming loans which include nonaccrual loans and loans 90 days or more past due, still accruing were $14,152,000 at September 30, 2001 or 4.56% of loans compared to $4,112,000 at December 31, 2000 or 1.38%. This increase resulted from the reclassification of one loan totaling $10,555,000 for real estate development that became past due greater than 90 days. The creditor is waiting for municipal approval for the development that is expected to occur in 2002. An analysis of the collateral for the nonperforming loans shows that 94% of these loans are secured by real estate. Loans classified as impaired loans totaled $1,478,000 or .48 % of loans at September 30, 2001 as compared to impaired loans of $1,728,000 at December 31, 2000. The amount of the allowance for loan losses allocated for impaired loans at September 30, 2001 was $311,000 compared to $446,000 at December 31, 2000.

     Other real estate owned, a non-performing asset, at September 30, 2001 was $2,022,000 and remained unchanged from December 31, 2000.

     Management and the Board of Directors analyze the adequacy of the allowance for loan losses at least quarterly. Loans judged to be impaired, loans with potential loss exposure, loans that are no longer accruing interest, and historical net loan loss percentages are reviewed in the analysis of the allowance for loan losses. Based on management’s and the Board of Directors’ analysis, the allowance for loan losses at September 30, 2001 is adequate to cover current loan loss exposure.

NONINTEREST INCOME

     Noninterest income for the three months ended September 30, 2001 was $1,100,000 as compared to $718,000 for the three months ended September 30, 2000, an increase of $382,000. A majority of this increase was the result of sales of equity securities during the quarter that netted a gain of $273,000. Service fees on deposits increased $79,000 as compared to the same quarter last year as the result of increases to services fees on some deposit products and increased overdraft fee income. Income from mortgage banking activities increased $39,000 as declining home mortgage rates increased the number of mortgages refinanced as compared to the second quarter of 2000. Other operating income during the third quarter of 2001 was $17,000 greater due to increased loan fees collected on commercial and mortgage loans. Much of trust fee income is tied to the performance of stocks held in trusts and with the drops in the stock market indexes during the three month ended September 30, 2001, trust fee income consequently declined $26,000.

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

     For the first nine months of 2001 noninterest income was $2,941,000 as compared to $2,187,000 for the same period of 2000, an increase of $754,000. When discounting the one-time gain on the sales of the equity securities of $587,000, noninterest income was $167,000 greater than last year. Service fees on deposits were $130,000 greater during the first nine months of 2001 as compared to the same period last year as service fees on some deposit products were increased and overdraft fee income also was greater. Trust income for the nine months ended September 30, 2001 declined by $40,000 as much of the trust fees are tied to performances of stocks held in the trusts. Mortgage banking income increased $89,000 during the nine months ended September 30, 2001. Lower home mortgage rates contributed to increased volumes of “table funded” loans originated by the mortgage banking area which totaled $9.5 million during the first nine months of 2001 compared to $3.4 million last year. Other noninterest income declined $12,000 from last year as loan fees from the servicing of sold loans declined as the balances on sold loans decreased.

NONINTEREST EXPENSES

     Noninterest expenses were $2,611,000 during the three months ended September 30, 2001 an increase of $103,000 from the same quarter last year. The Company’s efficiency ratio, noninterest expenses divided by the sum of net interest income and noninterest income, was 46.11% for the third quarter of 2001 as compared to 47.55% for the same quarter of 2000. Compared to its peers, the Company’s ability to control overhead is one of its operating strengths.

     The Company showed growth of $50,000 in salaries and employee benefits expenses during the third quarter of 2001 compared to the same period last year, an increase of 3.22%. The salary increase is attributable to annual salary increases.

     Occupancy expenses for the third quarter of 2001 were $320,000, $20,000 greater when compared to the third quarter of 2000. Most of the increased expense was the result of increased building maintenance expenses as one branch was painted and rental units at one branch were repaired.

     Data processing expense during the three months ended September 30, 2001 was $134,000, an increase of $17,000 from the same quarter last year. Data processing expense has increased due to updates to our customer information file done by our data processing service bureau as well as expenses relating to the Company’s internet banking product that was introduced during the fourth quarter of 2000.

     FDIC insurance during the third quarter of 2001 declined slightly from the same three-month period last year. Other real estate owned expenses declined $37,000 during the third quarter of 2001 as major repairs were made during the third quarter of 2000 to prepare a property for sale.

     Miscellaneous other operating expenses increased $54,000 during the three months ended September 30, 2001 compared to the same three months last year. Legal expense and loan and collection expenses increased $24,000 due to the increase in nonperforming loans. Expenses relating to our bank accounts with our correspondent banks increased $14,000 due to the decline in interest rates. Audit expenses also increased $5,000 during the period as an audit of the Company’s data processing was performed.

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

     During the nine months ended September 30, 2001, total noninterest expenses were $7,846,000 or $451,000 greater than during the same period last year. The Company’s efficiency ratio for the first nine months of 2001 was 48.17% as compared to 46.77% for same period of 2000.

     Salaries and employee benefit expenses increased 4.83% or $218,000 during the nine months ending September 30, 2001 as compared to the same period last year. Regular salary expense during the first three quarters of 2001 showed increases of $177,000 and was due primarily to regular annual salary increases. Increases to the Company’s stock price during the first nine months of 2001 increased expenses relating to stock appreciation rights by $47,000 when compared to the same period last year.

     Occupancy expenses were $103,000 greater during the first nine months of 2001 when compared to the same period of 2000. Maintenance expenses for building and equipment increased $86,000 during the first nine months of 2001. Needed repairs were made to the parking lots and maintenance contracts were placed on security systems installed in 2000 as warranty periods ended. Repairs were also made to vacant branch rental units to make them more attractive to potential tenants. Rental income, recorded as a reduction against occupancy expense, declined $25,000 compared to last year as one of the Company’s major tenants at one of the branch offices relocated due to a business consolidation. Expenses for utilities were $21,000 greater than last year as utility rates increased during the winter of 2001. Partially offsetting these increases was a decline to depreciation expense of $26,000 as fixed assets became fully depreciated.

     Data processing expense was $49,000 greater during the first nine months of 2001 when compared to the same period of 2000. During the fourth quarter of 2001 the Company introduced its internet banking product and expenses relating to that product have increased data processing expense compared to last year. Data processing expense also increased due to updates to our customer information file done by our data processing service bureau in order to be compliant with upcoming regulations.

     FDIC deposit insurance expense was $52,000 for the first three quarters of 2001 decreasing only slightly from the same period last year. Other real estate owned expenses declined $30,000 during the nine months ending September 30, 2001, as the previous year there had been repair expenses to prepare a property for sale.

     Miscellaneous other operating expenses were $112,000 more for the nine months ending September 30, 2001 than they were the same period last year. Legal and loan and collection expenses increased $42,000 over the same period last year as the levels of nonperforming loans increased during 2001. Operating losses due to forged check losses were $25,000 greater in 2001 than last year. Marketing expenses increased over the previous year by $22,000 in part from increased product development costs and increased cable television advertising. Expenses relating to our bank accounts with our correspondent banks increased $17,000 due to the decline in interest rates. Audit expenses also increased $17,000 during the period due to increased auditing of the Company’s operations including our data processing function.

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

FEDERAL AND STATE INCOME TAXES

     For the three months ended September 30, 2001 and 2000, the Company’s provisions for federal and state income taxes were $1,020,000 and $880,000, which as a percentage of pretax earnings was 33.43% and 31.80%. The tax rate has increased in part because interest income from securities, exempt from federal income tax, has declined during 2001 as it is becoming increasingly difficult to replace these securities as they mature with “bank qualified” tax advantaged securities. For the nine months ended September 30, 2001, the Company’s provision for federal and state taxes was $2,773,000 or 32.85% of pretax earnings as compared to $2,516,000 or 29.90% of pretax earnings for the nine months ending September 30, 2000. During the first quarter of 2000, the Company received additional information to support a charitable contribution on real estate owned sold during 1999 to a municipal entity. The Company recorded a $153,000 tax benefit related to this sale. When discounting this one-time factor, income taxes as a percentage of pretax earning during the first nine months of 2000 would have been 31.71%.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues” (“SAB 102”). Due to the recent issuance of this SAB, the accounting community is still in the process of providing guidelines as to the implementation of the SAB. As such, management is not able to comment regarding the effect of this SAB.

     In July 2001, Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142, "Goodwill and Other Intangible Assets” were issued by the Financial Accounting Standards Board (FASB). SFAS 141, “Business Combinations”, no longer permits the use of the pooling-of-interests method and requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. This accounting standard will have no effect on the Company’s financial statements unless the Company enters into a business combination transaction.

     SFAS 142, “Goodwill and Other Intangible Assets”, requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement, which for most companies will be January 1, 2002. This pronouncement will not have a material effect on the Company’s financial statements.

NORTHERN STATES FINANCIAL CORPORATION

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

     The Company’s primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk. Interest rate risk (“IRR”) is the exposure of a banking organization’s financial condition to adverse movements in interest rates. Accepting this risk can be an important source of profitability and stockholder value, however excessive levels of IRR can pose a significant threat to the Company’s earnings and capital base. Accordingly, effective risk management that maintains IRR at prudent levels is essential to the Company’s safety and soundness.

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

     The Federal Reserve Board, together with the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation, adopted a Joint Agency Policy Statement on Interest-Rate Risk, effective June 26, 1996. The policy statement provides guidance to examiners and bankers on sound practices for managing IRR, which will form the basis for ongoing evaluation of the adequacy of IRR management at supervised institutions. The policy emphasizes the need for active board of director and management oversight and a comprehensive risk-management process that effectively identifies, measures, and controls IRR. Several techniques might be used by an institution to minimize IRR. One approach is to periodically analyze its assets and liabilities and make future financing and investment decisions based on payment streams, interest rates, contractual maturities and estimated sensitivity to actual or potential changes in market interest rates. Such activities fall under the broad definition of asset/liability management. The Company’s primary measurement tool used by management is to shock the balance sheet by decreasing rates 2% and increasing rates 2% using computer simulation to show the effect of rate changes on the fair value of the Company’s financial instruments.

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

     Table 3, “Effect of Interest Shocks on Financial Instruments”, compares information about the current fair value of the Company’s financial instruments at June 30, 2001 to December 31, 2000. Table 3 shows the effects of interest rate shocks of decreasing rates 2% and increasing rates 2% on the fair value of the Company’s financial instruments. The computer simulation model that is used to do the interest rate shocks and calculates the effect on the fair value of the Company’s balance sheet takes into consideration maturity and repricing schedules of the various assets and liabilities. June 30, 2001 is used in Table 3 as it has the most recent data made available from the computer simulation model.

NORTHERN STATES FINANCIAL CORPORATION

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

TABLE 3

NORTHERN STATES FINANCIAL CORPORATION
EFFECT OF INTEREST SHOCKS ON FINANCIAL INSTRUMENTS
as of June 30, 2001 and December 31, 2000
($000s)

	Fair Value at June 30, 2001

	Down 2%	Current	Up 2%

Assets
Cash and cash equivalents	$34,396	$34,394	$34,392
Securities available for sale	201,534	197,995	188,751
Loans	320,150	308,166	296,978
Direct lease financing	13,782	12,983	9,870
Accrued interest receivable	4,010	4,010	4,010

Financial liabilities:
Deposits	$407,939	$399,304	$392,148
Securities sold under repurchase agreements and other short-term borrowings	68,868	68,099	67,238
Federal Home Loan Bank term advances	10,219	9,986	9,870
Advances from borrowers for taxes and insurance	657	657	657
Accrued interest payable	5,002	5,002	5,002

	Fair Value at December 31, 2000

	Down 2%	Current	Up 2%

Assets
Cash and cash equivalents	$31,189	$31,187	$31,185
Securities available for sale	193,250	190,050	181,994
Loans	313,509	303,309	293,677
Direct lease financing	8,284	7,871	7,499
Accrued interest receivable	4,816	4,816	4,816

Financial liabilities:
Deposits	$383,023	$374,677	$367,758
Securities sold under repurchase agreements and other short-term borrowings	74,467	73,618	72,787
Federal Home Loan Bank term advances	10,001	10,000	9,999
Advances from borrowers for taxes and insurance	816	816	816
Accrued interest payable	6,208	6,208	6,208

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to sign on its behalf by the undersigned hereunto duly authorized, on this 12th day of November  2001.

NORTHERN STATES FINANCIAL CORPORATION (Registrant)

Date:	November 12, 2001	By:	/s/ Fred Abdula Fred Abdula Chairman of the Board of Directors and President

Date:	November 12, 2001	By:	/s/ Thomas M. Nemeth Thomas M. Nemeth Vice President and Treasurer