Form 10-K
period 2001-12-31
NORTHERN STATES FINANCIAL CORP /DE/
filed 2002-03-26
CIK 744485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

COMMISSION FILE NUMBER 0 – 19300

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

Cover Page 1 of 2

Page 1 of 67 Pages

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [  X  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [     ]

     The aggregate market value of the voting shares held by nonaffiliates of the Registrant is $65,723,163, as of March 11, 2002. Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are “affiliates” and that the last price known to management was a sale on March 11, 2002, of $22.25 per share.

     4,472,255 shares of common stock were outstanding as of March 21, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Parts II and IV are incorporated by reference from the Registrant’s 2001 Annual Report to Stockholders; and a portion of Part III is incorporated by reference from the Registrant’s Proxy Statement dated March 26, 2002, for the Annual Meeting of Stockholders to be held April 25, 2002.

     Except for those portions of the 2001 Annual Report incorporated by reference, the Annual Report is not deemed filed as part of this Report.

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

     The Registrant is registered under the Bank Holding Company Act of 1956, as amended, and owns all the outstanding stock of the Bank. At December 31, 2001, the Company had 418 registered stockholders of record, 4,469,755 shares of Common Stock outstanding, and total consolidated assets of approximately $587 million. Aside from the stock of the Bank and cash, the Registrant has no other substantial assets.

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

     The following table shows loans and deposits of the Bank as of December 31, 2001 (in thousands of dollars):

Loans	Deposits

$312,812	$407,032

     The principal business of the Registrant, operating through the Bank, consists of attracting deposits and securities sold under repurchase agreements from the general public, making commercial loans, loans secured by residential and commercial real estate and consumer loans, and operating mortgage banking and trust businesses.

Subsidiary Operations

     The Bank of Waukegan was chartered as a state bank in 1962 and is located in Waukegan, Illinois. Waukegan is located approximately 37 miles north of Chicago, Illinois and has a population of approximately 70,000. At December 31, 2001 the Bank of Waukegan had total assets of approximately $587.2 million, deposits of approximately $407.0 million and stockholder’s equity of approximately $76.3 million. The Bank has three banking offices located in Waukegan, one office located in Antioch, Illinois, one office located in Gurnee, Illinois, and one office located in Winthrop Harbor, Illinois.

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

     The Bank’s trust department acts as executor, administrator, trustee, conservator, guardian, custodian and agent. At December 31, 2001, the Trust Department had assets under management or custodial arrangements of approximately $176 million. Its office is located in Waukegan, Illinois.

Company Operating Strategy

     Corporate policy, strategy and goals are established by the Board of Directors of the Company. Pursuant to the Company’s philosophy, the Company also establishes operational and administrative policies for the Bank. Within this framework, the Bank focuses on providing personalized services and quality products to customers to meet the needs of the communities in which they operate.

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

Mortgage Banking — The Bank conducts a mortgage origination operation through its mortgage division. Since 1991, the Bank through the former Thrift began to fund conforming long-term residential mortgage loans and selling them in the secondary market with servicing retained. During 1998, the Bank’s mortgage banking operation began taking and processing loan applications that are “table funded” by the institution that ultimately funds and owns the loan. These loans are sold without the Bank retaining servicing. The Bank has a portfolio of serviced mortgages of approximately $31.2 million at December 31, 2001.

Consumer Lending — The Bank’s consumer lending department provides all types of consumer loans including motor vehicle, home improvement, home equity, student loans, unsecured loans and small personal credit lines.

Trust Department — The Bank’s trust department has been providing trust services to the community for over 10 years. Currently, the Bank has over $176 million of trust assets under management and provides a full complement of trust services for individuals and corporations including land trust services.

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

Employees

     The Registrant and its subsidiary employed 126 full-time and 26 part-time employees as of December 31, 2001. None of the Registrant’s employees is represented by any collective bargaining group. The Company offers a variety of employee benefits and management considers its employee relations to be good.

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

     The Gramm-Leach-Bliley Act (the “GLB Act”) was signed into law on November 12, 1999. The GLB Act significantly changes financial services regulation by expanding permissible nonbanking activities of bank holding companies and removing barriers to affiliations among banks, insurance companies, securities firms and other financial services entities. These new activities can be conducted through a holding company structure or, subject to certain limitations, through a financial subsidiary of a bank. The GLB Act repeals the anti-affiliation provisions of the Glass-Stegall Act and revises the Bank Holding Company Act. The GLB Act permits qualifying holding companies, called “financial holding companies,” to engage in, or to affiliate with companies engaged in, a full range of financial activities including banking, insurance activities (including insurance underwriting and portfolio investing), securities activities and merchant banking. A bank holding company’s subsidiary banks must be “well-capitalized” and “well-managed” and have at least a “satisfactory” Community Reinvestment Act rating for the bank holding company to elect status as a financial holding company.

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

     The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) amended the Act to authorize the FRB to allow bank holding companies to acquire any savings association (whether healthy, failed or failing) and removed “tandem operations” restrictions, which previously prohibited savings associations from being operated in tandem with a bank holding company’s other subsidiaries. As a result, bank holding companies have expanded opportunities to acquire savings associations.

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

     Under the FDIC’s risk-based insurance assessment system, each insured depository institution is placed in one of nine risk categories based on its level of capital and other relevant information. Each insured depository institution’s insurance assessment rate is then determined by the risk category in which it has been classified by the FDIC. Under the assessment schedule applicable for the second semi-annual assessment period of 2001 to BIF-insured institutions (such as the Bank), assessment rates ranged from 0% to 0.27% of deposits. In addition, the Bank is subject to “FICO assessments” to repay obligations issued by a federally chartered corporation to provide financing for resolving the thrift crises of the 1980s. Currently, the FICO assessment rate is .0182%.

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

     In addition, the Federal Reserve has established minimum Leverage Ratio (Tier 1 capital to quarterly average total assets) guidelines for bank holding companies and banks. These guidelines provide for a minimum Leverage Ratio of 3% for bank holding companies and banks that meet certain specified criteria, including having the highest regulatory rating. All other banking organizations are required to maintain a Leverage Ratio of at least 3% plus an additional cushion of 100 to 200 basis points. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a “Tangible Tier 1 Leverage Ratio” in evaluating proposals for expansion or new activities. The Tangible Tier 1 Leverage Ratio is the ratio of Tier 1 capital, less intangibles not deducted from Tier 1 capital, to quarterly average total assets. As of December 31, 2001, the Federal Reserve had not advised the Company of any specific minimum Tangible Tier 1 Leverage Ratio applicable to it. At December 31, 2001, the Company had a Tangible Tier 1 Leverage Ratio of 13.71%.

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

		TIER 1	TOTAL
	LEVERAGE RATIO	RISKED-BASED RATIO	RISKED-BASED RATIO

Company Ratio as of December 31, 2001	13.71%	18.89%	19.83%
Well Capitalized	5% or above	6% or above	10% or above
Adequately Capitalized	4% or above*	4% of above	8% or above
Undercapitalized	Less than 4%	Less than 4%	Less than 8%
Significantly Undercapitalized	Less than 3%	Less than 3%	Less than 6%

RATIO OF
TANGIBLE EQUITY
TO TOTAL ASSETS

Critically Undercapitalized	2% or below

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

     FDICIA directs that each federal banking agency prescribe standards for depository institutions or depository institutions’ holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses and other standards as they deem appropriate. Many regulations implementing these directives have been adopted by the agencies.

     As a member of the FRB, the Bank is subject to regulations requiring depository institutions to maintain reserves against a specified percentage of transaction accounts (primarily NOW and regular checking). Reserves are maintained in the form of vault cash or non-interest bearing deposits with the FRB. The FRB regulations generally require 3% reserves on the first $35.6 million of transaction accounts; however, the first $5.7 million of these otherwise reservable balances (subject to adjustments by the FRB) are exempted from the 3% reserve requirement. Net transaction balances over $35.6 million are subject to a reserve requirement of $1,068,000 plus 10% of the amount of the net transaction balances over $35.6 million. The Bank is in compliance with the forgoing requirements.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information set forth under the captions “Stock Market Information”; “Price Summary”; and “Cash Dividends” on Page 60 of the 2001 Annual Report to Stockholders (filed as Exhibit 13 to this report) is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

     The information set forth under the caption “Selected Consolidated Financial Data” on Page 16 of the 2001 Annual Report to Stockholders (filed as Exhibit 13 to this report) is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on Pages 16 through 36 of the 2001 Annual Report to Stockholders (filed as Exhibit 13 to this report) is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information set forth under the caption “Quantitative and Qualitative Disclosures about Market Risk” on Pages 37 through 38 of the 2001 Annual Report to Stockholders (filed as Exhibit 13 to this report) is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Registrant and the Independent Auditors’ Report as set forth on the following pages of the 2001 Annual Report to Stockholders (filed as Exhibit 13 to this report) are incorporated herein by reference.

     The portions of the 2001 Annual Report to Stockholders which are not specifically incorporated by reference as a part of this Form 10-K are not deemed to be a part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     DIRECTORS — The information with respect to Directors of the Registrant set forth under the caption “Directors” on page 2 of the Registrant’s Proxy Statement, dated March 26, 2002, relating to the April 25, 2002 Annual Meeting of Stockholders is incorporated herein by reference.

     EXECUTIVE OFFICERS — The Company’s only executive officer is Mr. Fred Abdula, the President of the Company at December 31, 2001. The information with respect to Mr. Abdula is set forth under the caption “Directors” on page 2 of the Registrant’s Proxy Statement, dated March 26, 2002, relating to the April 25, 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth under the caption “Executive Compensation” and “Summary Compensation Table” on page 5 of the Registrant’s Proxy Statement, dated March 26, 2002, relating to the April 25, 2002 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” on pages 4 and 5 of the Registrant’s Proxy Statement, dated March 26, 2002, relating to the April 25, 2002 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption “Compensation Committee Interlocks and Insider Participation” on page 9 of the Registrant’s Proxy Statement, dated March 26, 2002, relating to the April 25, 2002 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1.	Financial Statements
All financial statements of the Registrant are incorporated herein by reference as set forth under Item 8, Part II of this report on Form 10-K.
	2.	Financial Statement Schedules Not applicable
	3.	Exhibits (Numbered in accordance with Item 601 of Regulation S-K) The following exhibits are filed as part of this report:

		3-A	Articles of Incorporation of the Company, as amended to date. (Filed with Company’s annual report on Form 10-K for the year ended December 31, 1994 Commission File 0-19300 and incorporated herein by reference.)

		3-B	Bylaws of the Company, as amended to date. (Filed with Company’s annual report on Form 10-K for the year ended December 31, 1994 Commission File 0-19300 and incorporated herein by reference.)

		10	1992 Northern States Omnibus Incentive Plan. (Filed with Company’s annual report on Form 10-K for the year ended December 31, 1994 Commission File 0-19300 and incorporated here by reference.)

		11	Statement of Computation of per share earnings. Contained in Notes 1 and 14 to the consolidated financial statements disclosed in the 2001 Annual Report to Stockholders (filed as Exhibit 13 pages 52 and 62 to this report) is incorporated by reference.

		13	Copy of the Company’s Annual Report to Stockholders for the year ended December 31, 2001. This exhibit, except for portions thereof that have been specifically incorporated by reference into this report, is furnished for the information of the Commission and shall not be deemed “filed” as part hereof.

		21	List of Subsidiaries.

(b)		Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2001.

(c)		Exhibit List and Index

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, on this 26th day of March 2002.

NORTHERN STATES FINANCIAL CORPORATION
                                 (Registrant)

/s/ Fred Abdula	Fred Abdula, Chairman of the Board and President (Principal Executive Officer)

/s/ Thomas M. Nemeth	Thomas M. Nemeth, Vice President and Treasurer (Principal Financial Officer and Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each director of the Registrant, whose signature appears below, hereby appoints Fred Abdula and Thomas M. Nemeth and each of them severally, as his attorney-in-fact, to sign in his name and on his behalf, as a director of the Registrant, and to file with the Commission any and all Amendments to this Report on Form 10-K, on this 26th day of March 2002.

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

NORTHERN STATES FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2001

EXHIBIT INDEX

Exhibits

3-A	Articles of Incorporation of the Company, as amended to date.
(Filed with Company’s annual report on Form 10-K for the year ended December 31, 1994 Commission File 0-19300 and incorporated here by reference.)

3-B	Bylaws of the Company, as amended to date.
(Filed with Company’s annual report on Form 10-K for the year ended December 31, 1994 Commission File 0-19300 and incorporated here by reference.)

10	1992 Northern States Omnibus Incentive Plan.
(Filed with Company’s annual report on Form 10-K for the year ended December 31, 1994 Commission File 0-19300 and incorporated here by reference.)

11	Statement of Computation of per share earnings. Contained in Notes 1 and 14 to the consolidated financial statements, disclosed in the 2001 Annual Report to Stockholders (filed as Exhibit 13 to this report) and incorporated herein by reference.

13	Copy of the Company’s Annual Report to Stockholders for the year ended December 31, 2001. This exhibit, except for portions thereof that have been specifically incorporated by reference into this Report, is furnished for the information of the Commission and shall not be deemed “filed” as part hereof.

21	List of Subsidiaries.