Form 10-Q
period 2002-03-31
NORTHERN STATES FINANCIAL CORP /DE/
filed 2002-05-14
CIK 744485

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending March 31, 2002

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

4,472,255 shares of common stock were outstanding
as of March 31, 2002

NORTHERN STATES FINANCIAL CORPORATION AND SUBSIDIARY
FORM 10-Q
MARCH 31, 2002
INDEX

NORTHERN STATES FINANCIAL CORPORATION
FORM 10-Q
MARCH 31, 2002

INDEPENDENT ACCOUNTANTS’ REPORT

Board of Directors and Stockholders
Northern States Financial Corporation
Waukegan, Illinois

     We have reviewed the condensed consolidated balance sheet of NORTHERN STATES FINANCIAL CORPORATION as of March 31, 2002 and the condensed consolidated statements of income and cash flows for the three month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

     /s/ Crowe, Chizek and Company LLP

Oak Brook, Illinois
May 1, 2002

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2002 and December 31, 2001
(In thousands of dollars) (Unaudited)

	March 31,	December 31,
	2002	2001

Assets
Cash and due from banks	$14,129	$18,172
Interest bearing deposits in financial institutions - maturities less than 90 days	192	143
Federal funds sold	9,000	16,000

Total cash and cash equivalents	23,321	34,315
Securities available for sale	206,601	213,982
Loans and leases	327,724	326,680
Less: Allowance for loan losses	(3,650)	(3,822)

Loans, net	324,074	322,858
Federal Home Loan Bank stock	1,671	1,647
Office buildings and equipment, net	5,516	5,576
Other real estate owned	2,022	2,022
Accrued interest receivable	4,964	4,592
Other assets	2,805	2,246

Total assets	$570,974	$587,238

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand — noninterest bearing	$47,640	$48,092
NOW accounts	42,386	45,971
Money market accounts	50,137	50,200
Savings	47,229	44,571
Time, $100,000 and over	121,330	128,305
Time, under $100,000	85,991	89,893

Total deposits	394,713	407,032
Securities sold under repurchase agreements and other short-term borrowings	86,401	86,170
Federal Home Loan Bank advances	5,000	10,000
Advances from borrowers for taxes and insurance	869	743
Accrued interest payable and other liabilities	6,523	6,964

Total liabilities	493,506	510,909
Stockholders’ Equity
Common stock	1,789	1,788
Additional paid-in capital	11,584	11,551
Retained earnings	65,110	63,110
Accumulated other comprehensive loss, net	(1,015)	(120)

Total stockholders’ equity	77,468	76,329

Total liabilities and stockholders’ equity	$570,974	$587,238

     The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three months ended March 31, 2002 and 2001
(In thousands of dollars, except per share data) (Unaudited)

	Three months ended

	March 31,	March 31,
	2002	2001

Interest income
Loans (including fee income)	$5,430	$6,680
Securities
Taxable	2,409	2,528
Exempt from federal income tax	122	169
Interest bearing deposits in financial institutions	1	2
Federal funds sold	49	304

Total interest income	8,011	9,683

Interest expense
Time deposits	1,924	3,160
Other deposits	504	932
Other borrowings	669	1,245

Total interest expense	3,097	5,337

Net interest income	4,914	4,346
Provision for loan losses	75	0

Net interest income after provision for loan losses	4,839	4,346

Noninterest income
Service fees on deposits	478	340
Trust income	180	169
Net gains on sales of securities	8	0
Mortgage banking income	86	45
Other operating income	160	157

Total noninterest income	912	711

Noninterest expense
Salaries and employee benefits	1,642	1,515
Occupancy and equipment, net	347	381
Data processing	158	132
FDIC deposit insurance	18	17
Other real estate owned	9	31
Other operating expenses	560	555

Total noninterest expense	2,734	2,631

Income before income taxes	3,017	2,426
Provision for income taxes	1,017	770

Net income	$2,000	$1,656

Basic earnings per share	$0.45	$0.37

Diluted earnings per share	$0.45	$0.37

Comprehensive income	$1,105	$2,659

     The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2002 and 2001
(In thousands of dollars)(Unaudited)

	Three months ended

	March 31,	March 31,
	2002	2001

Cash flows from operating activities
Net income	$2,000	$1,656
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	94	115
Net gains on sales of securities	(8)	0
Federal Home Loan Bank dividends	(24)	(31)
Provision for loan losses	75	0
Deferred loan fees	2	12
Amortization of mortgage servicing rights	7	11
Net change in interest receivable	(372)	326
Net change in interest payable	(1,181)	231
Net change in other assets	(1)	11
Net change in other liabilities	753	483

Net cash from operating activities	1,345	2,814

Cash flows from investing activities
Proceeds from maturities and calls of securities available for sale	63,436	103,518
Proceeds from sales of securities available for sale	4,436	0
Purchases of securities available for sale	(61,943)	(87,359)
Change in loans made to customers	(1,263)	1,425
Property and equipment expenditures	(34)	(27)
Net change in direct lease financing	(30)	(2,371)

Net cash from investing activities	4,602	15,186

Cash flows from financing activities
Net increase (decrease) in:
Deposits	(12,319)	(4,961)
Securities sold under repurchase agreements and other short-term borrowings	231	(211)
Advances from borrowers for taxes and insurance	126	188
Federal Home Loan Bank advances	0	10,000
Repayment of Federal Home Loan Bank advances	(5,000)	(10,000)
Net proceeds from exercise of stock options	21	8

Net cash from financing activities	(16,941)	(4,976)

Net change in cash and cash equivalents	(10,994)	13,024
Cash and cash equivalents at beginning of period	34,315	31,187

Cash and cash equivalents at end of period	$23,321	$44,211

     The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002

(Dollar amounts in thousands, except per share data)

(Unaudited)

Note 1 — Basis of Presentation

     The accompanying interim condensed consolidated financial statements are prepared without audit and reflect all adjustments which are of a normal and recurring nature and, in the opinion of management, are necessary to present interim financial statements of Northern States Financial Corporation (the “Company”) in accordance with accounting principles generally accepted in the United States of America. The interim financial statements do not purport to contain all the necessary financial disclosures covered by accounting principles generally accepted in the United States of America that might otherwise be necessary for complete financial statements.

     To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, and status of contingencies are particularly subject to change.

     The condensed consolidated balance sheets are as of March 31, 2002 and December 31, 2001. The condensed consolidated statements of income and cash flows are for the three months ended March 31, 2002 and 2001.

     The interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes (or “notes thereto”) of the Company for the years ended December 31, 2001, 2000 and 1999.

     The results of operations for the three month period ended March 31, 2002, are not necessarily indicative of the results to be expected for the full year.

     Net income was utilized to calculate both basic and diluted earnings per share for all periods presented. Information regarding weighted average shares utilized in computing basic and diluted earnings per share is as follows:

	Three months ended

	March 31,	March 31,
	2002	2001

Average outstanding common shares	4,472,255	4,461,755
Effect of stock options	0	5,773

Average outstanding shares for diluted earnings per share	4,472,255	4,467,528

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002

(Dollar amounts in thousands, except per share data)

(Unaudited)

     Information related to stockholders’ equity was as follows:

	March 31,	December 31,
	2002	2001

Par value per share	$0.40	$0.40
Authorized shares	6,500,000	6,500,000
Issued and outstanding shares	4,472,255	4,469,755

Note 2 — Commitments, Off-Balance Sheet Risk and Contingencies

     At March 31, 2002 and December 31, 2001, the contract amount of the Company’s off-balance sheet commitments were as follows:

	March 31,	December 31,
	2002	2001

Unused lines of credit and commitments to make loans:
Fixed rate	$9,847	$10,446
Variable rate	87,026	89,831

Total	$96,873	$100,277

Standby letters of credit	$3,748	$4,730

     Since many commitments to make loans expire without being used, the amounts above do not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitments is determined using management’s credit evaluation of the borrower, and may include commercial and residential real estate and other business and consumer assets.

     The Company also has Community Reinvestment Act (CRA) investment commitments outstanding of $1,000. The commitment is to be funded over seven years.

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002

(Dollar amounts in thousands, except per share data)

(Unaudited)

Note 3 — Other Comprehensive Income (Loss)

     Other comprehensive income (loss) components and related taxes for the three months ended March 31, 2002 and 2001 follows:

	Three months ended

	March 31,	March 31,
	2002	2001

Unrealized holding gains (losses) on securities available for sale	($1,452)	$1,639
Less reclassification adjustments for gains recognized in income	8	0

Net unrealized gains (losses)	(1,460)	1,639
Tax effect	(565)	636

Other comprehensive income (loss)	($895)	$1,003

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

     The following discussion focuses on the consolidated financial condition of the Northern States Financial Corporation (the “Company”) at March 31, 2002 and the consolidated results of operations for the three month period ended March 31, 2002, compared to the same period of 2001. The purpose of this discussion is to provide a better understanding of the condensed consolidated financial statements and the operations of its subsidiary, the Bank of Waukegan (the “Bank”). This discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto included herein.

     The statements contained in this management’s discussion and analysis that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to March 31, 2002 to differ materially from those expressed in any such forward-looking statements.

FINANCIAL CONDITION

     The consolidated total assets for the Company were $571.0 million at March 31, 2002, decreasing $16.3 million from December 31, 2001. The decrease was attributable to decreased deposit levels reflecting stiff local competition for deposits, which reduced funding for asset growth.

     The Company had federal funds sold amounting to $9 million at March 31, 2002 compared to $16 million at December 31, 2001 a decline of $7 million. The Company’s federal funds sold position has decreased during the past three months as deposit levels declined.

     The carrying value of the Company’s securities available for sale was $206.6 million at March 31, 2002 decreasing by $7.4 million from the previous year-end. Securities during the three months ended March 31, 2002 declined as fewer securities were purchased as securities matured or were called. The statement of cash flows shows that $63.4 million in securities were called or matured while only $61.9 million in securities were purchased. Sales of securities also contributed to the decrease in the securities portfolio. During the quarter the Company sold $4.4 million of securities available for sale realizing net gains of $8,000. Most of the Company’s mortgage-backed securities, consisting of many small issues that were no longer cost effective to administer, were sold. U.S. Government agency security with an amortized cost of $1.0 million was also sold at a small gain. The funds derived from the sale were used to purchase another agency security without call provisions that earned a better yield. The market value of the securities also declined $1.5 million during the first quarter of 2002 due to fluctuations in interest rates.

     The Company’s loans and leases grew by $1.0 million to $313.8 million at March 31, 2002 from December 31, 2001. The commercial loan portfolio decreased $3.3 million from year-end. Real estate construction loans, however, increased $4.5 million indicating seasonal growth in the local building industry. Real estate mortgages decreased slightly by $1.4 million. The Company’s home equity loans increased by $1.9 million indicating the continued popularity of this type of loan because of its tax advantages to the borrower. Installment consumer loans decreased slightly from year-end by $.7 million and leases remained unchanged.

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

     During the first three months of 2002, deposits at the Company decreased $12.3 million from December 31, 2001. Deposits from municipal and other public entity depositors decreased $8.0 million from year-end. In part this decline resulted from public entities drawing down their balances for operational purposes during the early part of the year until real estate tax payments are received during the second half of the year. The rest of the decrease in deposits was from retail and commercial depositors and is attributable to stiff competition, especially in rates offered on time deposits. Time deposits decreased $10.9 million from year-end while combined demand-noninterest bearing and NOW account balances declined $4.0 million. Despite declines in rates paid on money market accounts, balances remained stable at March 31, 2002. Savings deposits increased $2.6 million from year-end.

     Securities sold under repurchase agreements and other short-term borrowings at the Company remained stable from December 31, 2001 with balances of $86.4 million at March 31, 2002. These funds mainly consist of securities sold under repurchase agreement that are offered through an overnight repurchase agreement product and a term product with maturities from 7 days to one year. Repurchase agreements provide a source of funds to the Company that do not increase reserve requirements with the Federal Reserve Bank or create an expense relating to FDIC insurance and, therefore, are less costly to the Company. At March 31, 2002 securities sold under repurchase agreements to related parties totaled $50.9 million.

     During the first quarter of 2002, the Company paid down $5.0 million on Federal Home Loan Bank term advances lowering the balance at March 31, 2002 to $5.0 million from $10.0 million at December 31, 2001.

     Total stockholders’ equity increased $1,139,000 to $77,468,000 during the three months ended March 31, 2002. The increase is the result of net income of $2,000,000, less the adjustment in the valuation allowance for the market value of securities available for sale, net of tax, of $895,000, plus $21,000 due to the exercise of 2,500 stock options pursuant to the Omnibus Incentive Plan, plus $13,000 derived from the tax benefit from the exercise of the 2,500 stock options. As of March 31, 2002 no stock options remained outstanding.

     On April 17, 2002, the Company announced that the Board of Directors had approved a stock repurchase program that allows the Company to repurchase up to 200,000 shares in open market transactions. The repurchased stock will be held as treasury stock and the Company expects that the repurchase program will increase future earnings per share and return on average equity.

     The tier 1 capital to average asset ratio at March 31, 2002 was 13.65% and the total tier 2 capital to asset ratio, on a risk adjusted basis, amounted to 20.36%, exceeding the minimum required to be capitalized under prompt corrective action regulations, which minimums are 5.00% and 10.00%. Book value per share was $17.32 at March 31, 2002 as compared to $17.08 at December 31, 2001. On March 31, 2002, the Company and its subsidiary were in compliance with all applicable regulatory capital requirements.

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NET INCOME

     The consolidated net income for the quarter ended March 31, 2002 was $2,000,000, an increase of $344,000 or 20.8%, as compared to net income of $1,656,000 for the same period the previous year. Basic and diluted earnings per share for the first quarter of 2002 were $.45 compared to $.37 for the same quarter last year. The annualized return on average assets was 1.39% for the quarter, increasing from 1.24% for the quarter the previous year.

NET INTEREST INCOME

     Net interest income, the difference between interest income earned on average interest earning assets and interest expense on average interest bearing liabilities, increased $568,000 to $4,914,000 during the three months ended March 31, 2002, compared to the same three months in 2001. One of the major factors affecting net interest income is interest rates. Interest rates during the first quarter of 2002 were stable compared to the first quarter of 2001 when rates were declining. This is evidenced by the prime lending rate that during the first quarter of 2002 remained unchanged at 4.75%. During the first quarter of 2001, the prime rate began the period at 9.50% and declined three times finally ending the quarter at 8.00%. The stabilization of interest rates during the first quarter of 2002 allowed the Company to lower yields paid on deposits and borrowings as time deposits matured and repriced at lower rates while the rates earned on variable rate loans remained constant. The positive effects of these developments on net interest income can be seen in Table 1, “Analysis of Average Balance and Tax Equivalent Rates for the Three Months ended March 31, 2002 and 2001”. Table 1 shows that the net yield on interest earning assets increased to 3.65% during the first quarter of 2002 from 3.49% for the same quarter last year.

     Table 1 shows that during the first quarter of 2002 the rates on interest earning assets were 5.92% compared to 7.68% during the first quarter of 2001, a decrease of 176 basis points. Table 1 shows that yields paid on interest bearing liabilities declined to a greater extent than rates earned on interest earning assets. The yield on interest bearing liabilities was 243 basis points lower in the first quarter of 2002 than 2001, dropping to 2.80% from 5.23%. The average time deposit rate during the first quarter of 2002 was 3.64% compared to 6.25% last year, a decrease of 261 basis points. Interest rates on other borrowings during the first quarter of 2002 were 2.98% compared to 6.20% last year, declining 322 basis points. Rates paid on NOW, Money Market and Savings deposits were also less during the first quarter of 2002 as compared to the same quarter last year.

     Another factor affecting net interest income is the average balance of interest earning assets and interest bearing liabilities. As shown in Table 1, interest earning assets were $37.3 million greater during the first quarter of 2002 while interest bearing liabilities were only $34.4 million greater. Generally, growth such as this has a positive impact on net interest income since interest earning assets grew at a faster pace than interest bearing liabilities.

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 1

NORTHERN STATES FINANCIAL CORPORATION
ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES
For the Three Months Ended March 31, 2002 and 2001
($ 000s)

	2002			2001

	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Loans (1)(2)(3)	$326,654	$5,443	6.67%	$305,802	$6,698	8.76%
Taxable securities (4)	197,574	2,409	4.88%	167,508	2,528	6.04%
Tax-advantaged securities (2) (4)	10,631	185	7.12%	14,157	257	7.33%
Interest bearing deposits in banks	192	1	2.08%	155	2	5.16%
Federal funds sold	12,225	49	1.60%	22,390	304	5.43%

Interest earning assets (4)	547,276	8,087	5.92%	510,012	9,789	7.68%
Noninterest earning assets	26,457			23,566

Average assets	$573,733			$533,578

Liabilities and stockholders’ equity
NOW deposits	$44,895	$106	.94%	$44,784	$283	2.53%
Money market deposits	50,766	230	1.81%	37,650	378	4.02%
Savings deposits	45,766	168	1.47%	43,297	271	2.50%
Time deposits	211,598	1,924	3.64%	202,246	3,160	6.25%
Other borrowings	89,704	669	2.98%	80,361	1,245	6.20%

Total interest bearing liabilities	442,729	3,097	2.80%	408,338	5,337	5.23%

Demand deposits	46,366			42,179
Other noninterest earning liabilities	7,062			9,408
Stockholders’ equity	77,576			73,653

Average liabilities and Stockholders’ equity	$573,733			$533,578

Net interest income		$4,990			$4,452

Net yield on interest earning assets (4)			3.65%			3.49%

Interest bearing liabilities To earning assets ratio			80.97%			80.08%

(1) -	Interest income on loans includes loan origination and other fees of $104 and $85 for the three months ended March 31, 2002 and 2001.

(2) -	Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34% rate.

(3) -	Non-accrual loans are included in average loans.

(4) -	Rate information was calculated on the average amortized cost for securities. The three months ended March 31, 2002 and 2001 average balance information includes an average unrealized gain (loss) for taxable securities of $235 and ($40) and for tax-advantaged securities $242 and $142.

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

     Net interest income for the first quarter of 2002 was also greater than in 2001 due to the management decision during the first quarter last year to consider loans to one creditor totaling $1.1 million as being impaired and placing the loans on a nonaccrual status. This decision made it necessary to reverse $70,000 of accrued interest income on the loans lowering net interest income during the first quarter 2001 by that amount.

ASSET QUALITY AND THE PROVISION FOR LOAN LOSSES

     Management, with the concurrence of the Board of Directors, after carefully reviewing the adequacy of the allowance for loan losses and the levels of nonperforming and impaired loans and leases, found that a $75,000 provision for loan losses was necessary for the three months ended March 31, 2002. During the three months ended March 31, 2001, the review of the adequacy of the allowance for loan losses showed the allowance was adequate and no provision for loan losses was made during the first quarter of 2001.

     At March 31, 2002, the allowance for loan losses was $3,650,000 or 1.16% of loans as compared to 1.22% of loans at December 31, 2001. During the first quarter of 2002, $250,000 in loans were charged off through the allowance compared to $604,000 during the same period last year. Recoveries of loans previously charged off were $3,000 during the first quarter of 2002 compared to $27,000 during the same period in 2001.

     Nonperforming loans which includes nonaccrual loans and leases and loans and leases 90 days or more past due and still accruing were $17.4 million at March 31, 2002 or 5.31% of loans and leases. Nonperforming loan totals remained unchanged from December 31, 2001 when nonperforming loan levels were $17.4 million or 5.33% of loans and leases. During the first quarter of 2002, payments were made bringing one loan totaling $10.6 million for real estate development current that had previously been past due greater than 90 days at year-end. However, lease pools totaling $11.3 million became greater than 90 days past due during the quarter ended March 31, 2002 and at quarter-end were accounted for on the accrual basis. The leases had been purchased from an investment-banking house and are secured by equipment and a surety bond. The Company is in the process of collecting on these leases from the surety. Of the total of $17.4 million in nonperforming loans, $4.6 million or 26.4% of the nonperforming loans are secured by real estate. Impaired loans at March 31, 2002 were $2.6 million decreasing from $3.4 million at December 31, 2001. The amount of the allowance for loan losses allocated for impaired loans was $384,000 at March 31, 2002 decreasing from $585,000 from year-end because of the charge-off related to impaired loans during the quarter.

     Management and the Board of Directors analyze the adequacy of the allowance for loan losses at least quarterly. Loans judged to be impaired, loans with probable incurred loss exposure, loans that are no longer accruing interest, and historical net loan loss percentages are reviewed in the analysis of the allowance for loan losses. Based on management and the Board of Directors’ analysis, the allowance for loan losses at March 31, 2002 is adequate to cover probable incurred credit losses.

     Other real estate owned, a non-performing asset, at March 31, 2002 was $2,022,000 and remained unchanged from December 31, 2001. One piece of property accounts for approximately 88 percent of the total of other real estate owned. The property was acquired by the Bank through the receipt of a deed

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

in lieu of foreclosure in 1987. The parcel consists of approximately 525,000 square feet of land situated on Lake Michigan in Waukegan, Illinois. During 2001, a purchase agreement for the property that had been in effect since 1994 was allowed to expire by the buyer. The City of Waukegan has engaged the Urban Land Institute (ULI) in developing a plan for the revitalization of the city’s lakefront that includes this property. The ULI is expected to release its plan during 2002. In the meantime the Company is actively marketing the property.

NONINTEREST INCOME

     Noninterest income for the three months ended March 31, 2002 was $912,000 as compared to $711,000 for the three months ended March 31, 2001, an increase of $201,000. Service fees on deposits increased by $138,000 as compared to the same quarter last year because of increased overdraft fee income and monthly service charges on demand and NOW accounts. During 2002, the Company increased the fee assessed for overdraft items by 25% that contributed to overdraft fee income increasing $81,000 from last year. In February 2002, the Company began an overdraft program that honors overdraft items on qualified retail customers up to $500. The Company expects that this program will contribute to increased overdraft fee income in the coming months. Monthly service fees on retail demand and NOW accounts increased during April 2001 and contributed to a $31,000 increase in these fees during the first quarter 2002 compared to the same quarter last year. Commercial checking account service charges increased $30,000 during the first quarter of 2002 as the earning credits used to offset the expense of the commercial account transactions was lower due to decreased U.S. Treasury bill rates.

     Mortgage banking income increased by $41,000 as lower home mortgage rates caused the level of mortgage banking activity to increase. During the first three months of 2002, $5.8 million in “table funded” loan applications were processed and disbursed by the mortgage banking area compared to $2.3 million during the same period last year. Net gains of $8,000 were realized during the first quarter of 2002 from the sales of securities.

NONINTEREST EXPENSES

     Noninterest expenses for the quarter ended March 31, 2002 were $2,734,000 increasing $103,000 from the same quarter last year. The Company’s efficiency ratio, noninterest expenses divided by the sum of net interest income and noninterest income, was 46.93% for the first quarter of 2002 as compared to 52.03% for the same quarter of 2001. The efficiency ratio is frequently used as an indicator as to how well a financial institution manages its noninterest expenses with a decreasing ratio showing increased performance.

     Increases in salary and employee benefit expenses of $127,000 occurred during the first quarter of 2002 compared to the same period last year. Regular salary expense was 5.4% or $64,000 greater during the first quarter of 2002 as the result of annual merit increases. Compensation expense relating to stock appreciation rights were $43,000 more during the three months ended March 31, 2002 than for the same three months last year due to increases in the price of the Company’s stock. Group insurance expense increased $11,000 during the first quarter of 2002 compared to last year due to changes to the insurance carrier and coverage.

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION

     Occupancy expenses for the first quarter of 2002 were $347,000, which were $34,000 less than during the first quarter of 2001. Depreciation expense declined $20,000 during the three months ended March 31, 2002 compared to the same period last year as older equipment became fully depreciated. Utility expenses were $12,000 less than last year as the 2002 winter had been mild and utility rates were lower than in 2001.

     Data processing expense increased $26,000 during the three months ended March 31, 2002 to $158,000 compared to $132,000 last year. The increased data processing expense is attributable to implementation processing costs of the Company’s overdraft program.

     Other real estate owned expenses decreased during the first quarter of 2002 by $22,000 to $9,000. This decrease was due to decreased utility rates on the properties as well as decreased real estate taxes.

FEDERAL AND STATE INCOME TAXES

     For the three months ended March 31, 2002 and 2001, the Company’s provisions for federal and state income taxes were $1,017,000 and $770,000, which as a percentage of pretax earnings was 33.7% and 31.7%. The tax rate as a percentage of pretax earnings has increased as the result of the decline in interest earned on qualified state and local subdivision securities as the balances on these securities have decreased. It is expected that this trend will continue as the Company is finding it more difficult to purchase enough “bank qualified” tax-exempt issues to replace issues of this kind that are called or mature.

RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board (FASB), in July 2001, issued SFAS 142, “Goodwill and Other Intangible Assets”, that requires goodwill to no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill by the Company ceased upon adoption of the Statement, which became effective at January 1, 2002. This pronouncement has not had a material effect on the Company’s financial statements.

     Effective January 1, 2003, SFAS 143, “Accounting for Asset Retirement Obligations”, will apply. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period incurred. The effect of this statement on the financial position and operations of the Company will not have a material effect.

     The Company adopted SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” on January 1, 2002. The statement requires that the Company recognize an impairment loss on long-lived assets when the carrying amount is not recoverable and the measurement of the impairment loss is the difference between the carrying amount and the fair value of the asset. This pronouncement did not have a material effect on the Company’s financial statements.

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

     It is important that the board of directors and management oversee a comprehensive risk-management process that effectively identifies, measures, and controls IRR. One approach used by management is to minimize IRR is to periodically shock the balance sheet by decreasing rates 2% and increasing rates 2% using computer simulation to show the effect of rate changes on the fair value of the Company’s financial instruments. This approach falls under the broad definition of asset/liability management. The Company’s primary asset/liability management technique is the interest rate shock.

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

     The following Table 2, “Effect of Interest Shocks on Financial Instruments as of December 31, 2001 and December 31, 2000”, shows how interest rate shocks of decreasing rates 2% and increasing rates 2% effect the fair value of the Company’s financial instruments. The data shown in Table 2 is as of December 31, 2001 as it is the most current period available from the computer simulation model. The computer simulation model used to do the interest rate shocks and calculate the effect on the fair value of the Company’s financial instruments takes into consideration maturity and repricing schedules of the various assets and liabilities. At December 31, 2001 the fair value of securities available for sale increases $4.8 million when rates are shocked downward 2% while the fair value decreases $12.1 million for a 2% upwards rate shock. The change in fair value of securities is smaller when rates are shocked down because there were call provisions on $182.2 million of the U.S. Government agency securities at December 31, 2001. At December 31, 2001 the fair value of the Company’s financial asset instruments was $588.0 million compared to the book or carrying value on the Company’s financial asset instruments at December 31, 2001 of $587.2 million.

NORTHERN STATES FINANCIAL CORPORATION

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

TABLE 2

NORTHERN STATES FINANCIAL CORPORATION
EFFECT OF INTEREST RATE SHOCKS ON FINANCIAL INSTRUMENTS
($ 000s)

	Fair Value at December 31, 2001

	Down 2%	Current	Up 2%

Assets
Cash and cash equivalents	$34,317	$34,315	$34,313
Securities available for sale	218,779	213,982	201,848
Federal Home Loan Bank stock	1,647	1,647	1,647
Loans	320,054	318,046	296,882
Direct lease financing	16,387	15,419	14,549
Accrued interest receivable	4,592	4,592	4,592

Financial Liabilities
Deposits	$428,176	$409,012	$402,148
Securities sold under repurchase agreements and other short-term borrowings	87,008	86,246	85,502
Federal Home Loan Bank term advances	10,088	10,000	9,914
Advances from borrowers for taxes and insurance	743	743	743
Accrued interest payable	4,916	4,916	4,916

	Fair Value at December 31, 2000

	Down 2%	Current	Up 2%

Assets
Cash and cash equivalents	$31,189	$31,187	$31,185
Securities available for sale	191,712	188,512	180,456
Federal Home Loan Bank stock	1,538	1,538	1,538
Loans	313,509	303,309	293,677
Direct lease financing	8,284	7,871	7,499
Accrued interest receivable	4,816	4,816	4,816

Financial Liabilities
Deposits	$383,023	$374,677	$367,758
Securities sold under repurchase agreements and other short-term borrowings	74,467	73,618	72,787
Federal Home Loan Bank term advances	10,001	10,000	9,999
Advances from borrowers for taxes and insurance	816	816	816
Accrued interest payable	6,208	6,208	6,208

NORTHERN STATES FINANCIAL CORPORATION

ITEM 1. LEGAL PROCEEDINGS

     The Company and its subsidiary are involved as plaintiff or defendant in various legal actions arising in the formal course of their business. While the ultimate outcome of the various legal proceedings involving the Company and its subsidiary cannot be predicted with certainty, it is the opinion of management, after consultation with counsel, that the resolution of these legal actions should not have a material effect on the Company’s consolidated financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     On April 17, 2002 a Form 8-K was filed with the SEC under Item 5 regarding the announcement that the Northern States Financial Corporation’s Board of Directors approved a stock repurchase program that allows the Company to purchase up to 200,000 shares of Northern States Financial Corporation stock either in open market or private transactions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to sign on its behalf by the undersigned hereunto duly authorized, on this 14th day of May 2002.

NORTHERN STATES FINANCIAL CORPORATION (Registrant)

Date:	May 14, 2002	By:	/s/ Fred Abdula
Fred Abdula Chairman of the Board of Directors and President

Date:	May 14, 2002	By:	/s/ Thomas M. Nemeth
Thomas M. Nemeth Vice President and Treasurer