Form 10-Q
period 2002-06-30
NORTHERN STATES FINANCIAL CORP /DE/
filed 2002-08-02
CIK 744485

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending June 30, 2002

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

YES:     XXX                  NO:

4,368,255 shares of common stock were outstanding
as of June 30, 2002

NORTHERN STATES FINANCIAL CORPORATION AND SUBSIDIARY
FORM 10-Q
JUNE 30, 2002
INDEX

NORTHERN STATES FINANCIAL CORPORATION
FORM 10-Q
JUNE 30, 2002

INDEPENDENT ACCOUNTANTS’ REPORT

Board of Directors and Stockholders
Northern States Financial Corporation
Waukegan, Illinois

     We have reviewed the condensed consolidated balance sheet of NORTHERN STATES FINANCIAL CORPORATION as of June 30, 2002 and the condensed consolidated statements of income for the three and six month periods ended June 30, 2002 and 2001 and the condensed consolidated statements of cash flows for the six month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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

    /s/   Crowe, Chizek and Company LLP

Oak Brook, Illinois
July 19, 2002

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2002 and December 31, 2001
(In thousands of dollars) (Unaudited)

	June 30,	December 31,
	2002	2001

Assets
Cash and due from banks	$16,297	$18,172
Interest bearing deposits in financial institutions - maturities less than 90 days	128	143
Federal funds sold	28,879	16,000

Total cash and cash equivalents	45,304	34,315
Securities available for sale	201,041	213,982
Loans and leases	334,210	326,680
Less: Allowance for loan losses	(3,664)	(3,822)

Loans, net	330,546	322,858
Federal Home Loan Bank stock	1,691	1,647
Office buildings and equipment, net	5,496	5,576
Other real estate owned	2,022	2,022
Accrued interest receivable and other assets	5,557	6,838

Total assets	$591,657	$587,238

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand — noninterest bearing	$46,190	$48,092
Interest bearing	379,761	358,940

Total deposits	425,951	407,032
Securities sold under repurchase agreements and other short-term borrowings	78,806	86,170
Federal Home Loan Bank advances	5,000	10,000
Advances from borrowers for taxes and insurance	589	743
Accrued interest payable and other liabilities	4,844	6,964

Total liabilities	515,190	510,909
Stockholders’ Equity
Common stock	1,789	1,788
Additional paid-in capital	11,584	11,551
Retained earnings	64,834	63,110
Accumulated other comprehensive income (loss), net	985	(120)
Treasury stock, at cost	(2,725)	0

Total stockholders’ equity	76,467	76,329

Total liabilities and stockholders’ equity	$591,657	$587,238

     The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three months and six months ended June 30, 2002 and 2001
(In thousands of dollars, except per share data) (Unaudited)

	Three months ended		Six months ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Interest income
Loans (including fee income)	$5,590	$6,420	$11,020	$13,100
Securities
Taxable	2,204	2,529	4,613	5,057
Exempt from federal income tax	110	162	232	331
Interest bearing deposits in financial institutions	1	1	2	3
Federal funds sold	59	226	108	530

Total interest income	7,964	9,338	15,975	19,021

Interest expense
Time deposits	1,731	3,001	3,655	6,161
Other deposits	495	804	999	1,736
Other borrowings	581	1,095	1,250	2,340

Total interest expense	2,807	4,900	5,904	10,237

Net interest income	5,157	4,438	10,071	8,784
Provision for loan losses	75	0	150	0

Net interest income after provision for loan losses	5,082	4,438	9,921	8,784

Noninterest income
Service fees on deposits	518	409	996	749
Trust income	183	196	363	365
Net gains on sales of securities	0	314	8	314
Mortgage banking income	43	48	129	93
Other operating income	183	163	343	320

Total noninterest income	927	1,130	1,839	1,841

Noninterest expense
Salaries and employee benefits	1,676	1,611	3,318	3,126
Occupancy and equipment, net	331	323	678	704
Data processing	147	141	305	273
Other operating expenses	663	529	1,250	1,132

Total noninterest expense	2,817	2,604	5,551	5,235

Income before income taxes	3,192	2,964	6,209	5,390
Provision for income taxes	1,098	983	2,115	1,753

Net income	$2,094	$1,981	$4,094	$3,637

Basic earnings per share	$0.47	$0.44	$0.92	$0.82

Diluted earnings per share	$0.47	$0.44	$0.92	$0.81

Comprehensive income	$4,094	$2,215	$5,199	$4,874

     The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 30, 2002 and 2001
(In thousands of dollars)(Unaudited)

	Six months ended

	June 30,	June 30,
	2002	2001

Cash flows from operating activities
Net income	$4,094	$3,637
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	188	230
Net gains on sales of securities	(8)	(314)
Federal Home Loan Bank dividends	(44)	(58)
Provision for loan losses	150	0
Deferred loan fees	199	(4)
Amortization of mortgage servicing rights	12	20
Net change in interest receivable	578	806
Net change in interest payable	(2,049)	(75)
Net change in other assets	(7)	(71)
Net change in other liabilities	(58)	22

Net cash from operating activities	3,055	4,193

Cash flows from investing activities
Proceeds from maturities and calls of securities available for sale	173,135	275,268
Proceeds from sales of securities available for sale	4,436	314
Purchases of securities available for sale	(162,819)	(281,135)
Change in loans made to customers	(8,037)	(10,669)
Property and equipment expenditures	(108)	(48)

Net cash from investing activities	6,607	(16,270)

Cash flows from financing activities
Net increase (decrease) in:
Deposits	18,919	23,594
Securities sold under repurchase agreements and other short-term borrowings	(7,364)	(6,017)
Advances from borrowers for taxes and insurance	(154)	(159)
Federal Home Loan Bank advances	0	10,000
Repayment of Federal Home Loan Bank advances	(5,000)	(10,000)
Net proceeds from exercise of stock options	21	8
Purchases of treasury stock	(2,725)	0
Dividends paid	(2,370)	(2,142)

Net cash from financing activities	1,327	15,284

Net change in cash and cash equivalents	10,989	3,207
Cash and cash equivalents at beginning of period	34,315	31,187

Cash and cash equivalents at end of period	$45,304	$34,394

     The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002

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

     To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses and status of contingencies are particularly subject to change.

     The condensed consolidated balance sheets are as of June 30, 2002 and December 31, 2001. The condensed consolidated statements of income are for the three and six months ended June 30, 2002 and 2001. The condensed consolidated statements of cash flows are for the six months ended June 30, 2002 and 2001.

     The interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes (or “notes thereto”) of the Company for the years ended December 31, 2001, 2000 and 1999.

     The results of operations for the three and six month periods ended June 30, 2002, are not necessarily indicative of the results to be expected for the full year.

     Net income was utilized to calculate both basic and diluted earnings per share for all periods presented. Information regarding weighted average shares utilized in computing basic and diluted earnings per share is as follows:

	Three months ended		Six months ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Average outstanding common shares	4,430,728	4,461,755	4,451,363	4,461,755
Effect of stock options	0	6,152	0	5,970

Average outstanding shares for diluted earnings per share	4,430,728	4,467,907	4,451,363	4,467,725

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002

(Dollar amounts in thousands, except per share data)

(Unaudited)

     On April 17, 2002 it was announced that the Northern States Financial Corporation’s Board of Directors had approved a stock repurchase program that allows the Company to purchase up to 200,000 shares of Northern States Financial Corporation stock either in open market or private transactions. At June 30, 2002, 104,000 shares of treasury stock been purchased that the Company carries at cost.

     Information related to stockholders’ equity was as follows:

	June 30,	December 31,
	2002	2001

Par value per share	$0.40	$0.40
Authorized shares	6,500,000	6,500,000
Issued and outstanding shares	4,368,255	4,469,755

Note 2 — Commitments, Off-Balance Sheet Risk and Contingencies

     At June 30, 2002 and December 31, 2001, the contract amount of the Company’s off-balance sheet commitments were as follows:

	June 30,	December 31,
	2002	2001

Unused lines of credit and commitments to make loans:
Fixed rate	$38,318	$10,446
Variable rate	83,092	89,831

Total	$121,410	$100,277

Standby letters of credit	$3,831	$4,730

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

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

     The following discussion focuses on the consolidated financial condition of the Northern States Financial Corporation (the “Company”) at June 30, 2002 and the consolidated results of operations for the three and six month periods ended June 30, 2002, compared to the same periods of 2001. The purpose of this discussion is to provide a better understanding of the condensed consolidated financial statements and the operations of its subsidiary, the Bank of Waukegan (the “Bank”). This discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto included herein.

     The statements contained in this management’s discussion and analysis that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to June 30, 2002 to differ materially from those expressed in any such forward-looking statements.

FINANCIAL CONDITION

     The consolidated total assets for the Company were $591.7 million at June 30, 2002, increasing $4.4 million from the Company’s year-end, December 31, 2001.

     The Company had $28.9 million in federal fund sold at June 30, 2002, as compared to $16.0 at December 31, 2001. The Company on a daily basis invests excess cash into federal funds sold. Federal funds sold is a source of liquidity to the Company and will fluctuate from day to day.

     The carrying value of securities available for sale at June 30, 2002 was $201.0 million decreasing by $12.9 million from the previous year-end. During the first six months of 2002 market conditions caused the fair value of the securities to increase $1.8 million. The statement of cash flows, however, shows that during the six months ended June 30, 2002 $173.1 million in securities were called or matured while only $162.8 million in securities were purchased causing the securities portfolio to decrease. Also contributing to the decrease in securities were sales of securities that occurred during the first quarter of 2002. The Company sold $4.4 million of securities classified as available for sale and realized gains of $8,000. Most of the Company’s mortgage-backed securities, consisting of many small issues that were no longer cost effective to administer, were sold. A U.S. Government agency security with an amortized cost of $1.0 million was also sold at a small gain. The funds derived from the sale of the agency security were used to purchase a like security without call provisions that earned a better yield. Much of the net proceeds from securities activity during the first half of 2002 were used to fund loan growth.

     The Company’s loan and lease portfolio at June 30, 2002 was $334.2 million, an increase of $7.5 million from December 31, 2001. Real estate-construction loans continued to grow and were $4.8 million greater than at the previous year-end. Home equity loans increased by $3.4 million and remain popular with consumers as the interest paid on the home equity loan may be used as a tax deduction. A decline in commercial loans of $9.7 million was offset by an increase to real estate loans of $9.8 million.

     At June 30, 2002 deposits at the Company increased $18.9 million from December 31, 2001. The increase was in time deposits $100,000 and over, which increased $22.4 million from year-end. Most of

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

the growth in time deposits, $100,000 and over was from public entities. The Company is located in the county seat and accepts deposits from local municipalities. The first half of property taxes were paid in early June 2002 and resulted in public depositors investing their funds into time deposits.

     Securities sold under repurchase agreements (repurchase agreements) and other short-term borrowings at the Company decreased $7.4 million from December 31, 2001 to $78.8 million at June 30, 2002. These funds mainly consist of repurchase agreements that are offered through an overnight repurchase agreement product and a term product with maturities from 7 days to one year. Commercial customers have increasingly placed their funds into repurchase agreements as repurchase agreements provide the commercial customer with added security for their funds in the form of an investment that is pledged by the Company. Repurchase agreements also provide a source of funds to the Company that do not increase reserve requirements with the Federal Reserve Bank or create an expense relating to FDIC insurance and, therefore, are less costly to the Company. At June 30, 2002 securities sold under repurchase agreements to related parties totaled $49.6 million.

     On June 30, 2002 the Company had a term advances from the Federal Home Loan Bank in the amount of $5.0 million declining from $10.0 million at December 31, 2001. During the first quarter of 2002, $5.0 million was paid down on the advances.

     Total stockholders’ equity increased $138,000 during the six months ended June 30, 2002. Stockholders’ equity increased by net income of $4,094,000, plus the adjustment in the valuation allowance for the market value of securities available for sale, net of tax, of $1,105,000, plus $21,000 due to the exercise of 2,500 stock options pursuant to the Omnibus Incentive Plan, plus $13,000 derived from the tax benefit from the exercise of the 2,500 stock options. At June 30, 2002 no stock options remained outstanding. These increases were partially offset by the repurchase of 104,000 shares of the Company’s common stock as treasury stock for $2,725,000 and payment of cash dividends of $2,370,000 on June 1, 2002.

     The tier 1 capital to average asset ratio at June 30, 2002 was 13.65% and the total capital to asset ratio, on a risk adjusted basis, amounted to 19.72%, exceeding the minimum required to be capitalized under prompt corrective action regulations, which minimums are 5.00% and 10.00%. Book value per share, was $17.51 at June 30, 2002 as compared to $17.08 at December 31, 2001. On June 30, 2002, the Company and its subsidiary were in compliance with all applicable regulatory capital requirements.

RESULTS OF OPERATIONS

NET INCOME

     The consolidated net income for the quarter ended June 30, 2002 was $2,094,000, an increase of $113,000 compared to net income of $1,981,000 for the same period the previous year. The annualized return on average assets was 1.47% for the quarter, an increase from a return on average assets for the same quarter the previous year of 1.44%. The consolidated net income for the six months ended June 30, 2002 was $4,094,000, an increase of $457,000 over the first half of 2001. The annualized return on average assets for the first six months of 2002 was 1.43%, increasing from the return on average assets for the same period the previous year of 1.34%.

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

     During 2001’s second quarter, the Company sold an equity investment that resulted in a gain of $314,000. When comparing the second quarter 2002 to the same quarter of 2001after discounting this one-time event, net income for the three months ended June 30, 2002 would have been $305,000 or 17.05% greater than the same three months last year.

NET INTEREST INCOME

     Net interest income, the difference between interest income earned on average interest earning assets and interest expense on average interest bearing liabilities, increased $719,000 or 16.20% during the three months ended June 30, 2002 compared to the same three months in 2001.

     One of the major factors affecting net interest income is change to interest rates. Interest rates during the second quarter of 2002 remained stable as evidenced by the prime lending rate that remained at 4.75% during the quarter. This contrasts to the second quarter of 2001 when interest rates declined as the prime lending rate began the quarter at 8.00% and because of changes to the federal discount rate moved downward three times ending the quarter at 6.75%, a decline of 125 basis points.

     When comparing the three months ended June 30, 2002 to the same period last year, rates on deposits and borrowings declined faster than rates earned on interest earning assets. This had a positive effect on the second quarter 2002 net interest income compared to last year. Table 1, “Analysis of Average Balance and Tax Equivalent Rates for the Three Months ended June 30, 2002 and 2001” shows that during the second quarter of 2002, yields on interest earning assets were 128 basis points lower than for the same period last year. Rates paid on deposits and borrowings, however, were 211 basis points lower in the second quarter of 2002 compared to the same quarter of 2001.

     For both the second quarters of 2002 and 2001 more than half of the Bank’s loan portfolio had variable rates. The stable rate environment in 2002 has kept rates earned on these loans constant. In the meantime, time deposits that were opened one to two years ago, when rates were higher, and matured during 2002 renewed at the lower rates contributing to deposit rates declining to a greater extent than interest earning asset rates.

     For similar reasons net interest income for the six months ended June 30, 2002 increased $1,287,000 compared to the same period of 2001. Interest rates during the first 6 months of 2002 remained stable with the prime rate remaining at 4.75% during the period. During the first six months of 2001 the prime rate fell 275 basis points, starting out the year at 9.50% and ending at June 30, 2001 at 6.75%. Table 2, “Analysis of Average Balance and Tax Equivalent Rates for the Six Months ended June 30, 2001 and 2000” shows that yields on interest earning assets declined 151 basis points during the first half of 2002 compared to last year. Table 2 shows that rates paid on interest bearing liabilities decreased to a greater extent, declining 227 basis points during the first six months of 2002 compared to the same six months of 2001. This development had a positive effect on net interest income.

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 1

NORTHERN STATES FINANCIAL CORPORATION
ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES
For the Three Months Ended June 30, 2002 and 2001 — Rates are Annualized
($ 000s)

	2002			2001

	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Loans (1)(2)(3)	$329,824	$5,603	6.80%	$310,624	$6,437	8.29%
Taxable securities	190,090	2,204	4.63%	181,746	2,529	5.59%
Securities exempt from taxes (2)	9,635	167	7.07%	13,693	245	7.25%
Interest bearing deposits in banks	168	1	2.38%	167	1	2.40%
Federal funds sold	14,651	59	1.61%	20,794	226	4.35%

Interest earning assets	544,368	8,034	5.90%	527,024	9,438	7.18%

Noninterest earning assets	26,261			23,068

Average assets	$570,629			$550,092

Liabilities and stockholders’ equity
NOW deposits	$46,529	$109	.94%	$46,234	$219	1.89%
Money market deposits	47,776	208	1.74%	41,462	364	3.51%
Savings deposits	47,940	178	1.49%	43,609	221	2.03%
Time deposits	210,630	1,731	3.29%	209,232	3,001	5.74%
Other borrowings	87,370	581	2.66%	80,379	1,095	5.45%

Interest bearing liabilities	440,245	2,807	2.55%	420,916	4,900	4.66%

Demand deposits	46,348			44,677
Other noninterest bearing liabilities	7,492			10,470
Stockholders’ equity	76,544			74,029

Average liabilities and stockholders’ equity	$570,629			$550,092

Net interest income		$5,227			$4,538

Net yield on interest earning assets			3.84%			3.45%

Interest bearing liabilities to earning ratio assets			80.84%			80.00%

(1)	- Interest income on loans includes loan origination fees of $106 and $110 for the three months ended June 30, 2002 and 2001.

(2)	- Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34% rate.

(3)	- Non-accrual loans are included in average loans.

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 2

NORTHERN STATES FINANCIAL CORPORATION
ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES
For the Six Months Ended June 30, 2002 and 2001 — Rates are Annualized
($ 000s)

	2002			2001

	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Loans (1)(2)(3)	$328,239	$11,046	6.73%	$308,213	$13,135	8.52%
Taxable securities	193,832	4,613	4.76%	174,627	5,057	5.80%
Securities exempt from federal income taxes (2)	10,133	352	7.10%	13,925	502	7.29%
Interest bearing deposits in banks	180	2	2.22%	161	3	3.73%
Federal funds sold	13,438	108	1.61%	21,592	530	4.91%

Interest earning assets	545,822	16,121	5.91%	518,518	19,227	7.42%

Noninterest earning assets	26,359			23,317

Average assets	$572,181			$541,835

Liabilities and stockholders’ equity
NOW deposits	$45,712	$215	.94%	$45,509	$502	2.21%
Money market deposits	49,271	438	1.78%	39,556	742	3.75%
Savings deposits	46,853	346	1.48%	43,453	492	2.26%
Time deposits	211,114	3,655	3.46%	205,739	6,161	5.99%
Other borrowings	88,537	1,250	2.82%	80,370	2,340	5.82%

Interest bearing liabilities	441,487	5,904	2.67%	414,627	10,237	4.94%

Demand deposits	46,357			43,428
Other noninterest bearing liabilities	7,277			9,939
Stockholders’ equity	77,060			73,841

Average liabilities and stockholders’ equity	$572,181			$541,835

Net interest income		$10,217			$8,990

Net yield on interest earning assets			3.74%			3.47%

Interest bearing liabilities to earning assets ratio			80.90%			80.04%

(1)	- Interest income on loans includes loan origination fees of $210 and $195 for the six months ended June 30, 2002 and 2001.

(2)	- Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34% rate.

(3)	- Non-accrual loans are included in average loans.

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

ASSET QUALITY AND THE PROVISION FOR LOAN LOSSES

     Management, with the concurrence of the Board of Directors, after carefully reviewing the adequacy of the allowance for loan losses and the levels of nonperforming and impaired loans and leases, found that a $75,000 provision for loan losses was necessary for the three months ended June 30, 2002. For the first half of 2002 a provision for loan losses of $150,000 was found to be necessary. The review of the adequacy of the allowance for loan losses during the first half of 2001 showed the allowance was adequate and no provision for loan losses was made during the three and six months ended June 30, 2001.

     At June 30, 2002, the allowance for loan losses was $3,664,000 or 1.10% of loans and leases as compared to $3,822,000 or 1.17% of loans and leases at December 31, 2001. During the first six months of 2002, $313,000 in loans were charged off through the allowance compared to $1,025,000 during the same period last year. Recoveries of loans previously charged off were $5,000 during the first half of 2002 compared to $62,000 during the same period in 2001.

     Nonperforming loans, which includes nonaccrual loans and leases and loans and leases 90 days or more past due and still accruing were $15.3 million at June 30, 2002 or 4.58% of loans and leases. Nonperforming loan totals declined from $17.4 million at December 31, 2001 or 5.32% of loans and leases. During the first quarter of 2002, payments were made bringing one real estate development loan totaling $10.6 million current that had previously been past due greater than 90 days at year-end. However, lease pools totaling $11.3 million became greater than 90 days past due during the quarter ended March 31, 2002 and at June 30, 2002 remained past due. The lease pools at June 30, 2002 were placed on non-accrual status. Prior to being placed on nonaccrual status the Company had been recognizing income of $290,000 per quarter on these leases. The leases had been purchased from an investment-banking house and are secured by equipment and carry a surety bond. The Company is in the process of collecting on these leases from the surety. Of the remaining $4.0 million in nonperforming loans that are not leases, $2.9 million are secured by real estate with the remaining primarily secured by business assets. Impaired loans at June 30, 2002 were $12.8 million, which includes the $11.3 million in leases, increasing from $3.4 million at December 31, 2001. The amount of the allowance for loan losses allocated for impaired loans was $1.1 million at June 30, 2002 increasing from $585,000 from year-end 2001.

     Management and the Board of Directors analyze the adequacy of the allowance for loan losses at least quarterly. Loans judged to be impaired, loans with probable incurred loss exposure, loans that are no longer accruing interest, and historical net loan loss percentages are reviewed in the analysis of the allowance for loan losses. Based on management and the Board of Directors’ analysis, the allowance for loan losses at June 30, 2002 is adequate to cover probable incurred credit losses.

     Other real estate owned, a non-performing asset, at June 30, 2002 was $2,022,000 and remained unchanged from December 31, 2001. One piece of property accounts for approximately 88 percent of the total of other real estate owned. The property was acquired by the Bank through the receipt of a deed in lieu of foreclosure in 1987. The parcel consists of approximately 525,000 square feet of land situated on

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Lake Michigan in Waukegan, Illinois. During the second quarter of 2002, a purchase agreement on the property was entered into with earnest money received. The purchase agreement will expire by year end if not executed or renewed.

NONINTEREST INCOME

     Noninterest income for the three months ended June 30, 2002 was $927,000 as compared to $1,130,000 for the three months ended June 30, 2001, a decrease of $203,000. During 2001’s second quarter the Company sold an equity security that netted a one-time gain of $314,000. When discounting this gain from noninterest income for the three months ended June 30, 2001, the second quarter 2002 noninterest income increased $111,000 compared to last year. Service fees on deposits increased $109,000 as compared to the same quarter last year with most of the increase attributable to greater overdraft fee income. On January 1, 2002 the Company increased overdraft charges by 25% and in February 2002 the Company began a new overdraft marketing program to compete with the payday lending operations that have proliferated the past couple years. The program notified qualified retail checking account customers that the Bank would pay overdrafts up to $500 with overdraft charges being assessed. As a result of these developments, second quarter 2002 overdraft fee income increased $82,000 or 43% over the same period the previous year.

     For the first six months of 2002 noninterest income remained relatively unchanged from the previous year at $1,839,000 as compared to $1,841,000 for the same period of 2001. When discounting the one-time gain on the sale of the equity security of $314,000 from 2001, noninterest income was $312,000 greater than the prior year. Service fees on deposits were $247,000 greater during the first half of 2002 as compared to the same period last year as the result of increased overdraft fee income. Trust income for the six months ended June 30, 2002 declined slightly by $2,000. Mortgage banking income increased $36,000 during the first half of 2002, as the volume of mortgages refinanced increased due to lower home mortgage rates. Other noninterest income was $23,000 greater than last year as loan fees increased during the first half of 2002 as compared to the first half of 2001. The loan fee growth was attributable to the increases in loans during the first half of 2002.

NONINTEREST EXPENSES

     Noninterest expenses were $2,817,000 during the three months ended June 30, 2002 an increase of $213,000 from the same quarter last year. The Company’s efficiency ratio, noninterest expenses divided by the sum of net interest income and noninterest income, was 46.30% for the second quarter of 2002 as compared to 46.77% for the same quarter of 2001. A decreasing ratio indicates improved performance. Compared to its peers, the Company’s ability to control overhead is one of its operating strengths.

     Increases in salaries and employee benefits expenses of $65,000 occurred during the second quarter of 2002 compared to the same period last year, an increase of 4.03%. Salary expense was $62,000 greater during the second quarter of 2002 due to annual merit increases.

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

     Occupancy expenses for the second quarter of 2002 were $331,000, $8,000 greater when compared to the second quarter of 2001. Most of the increased expense was the result of increased property taxes as passed school bond issues raised the Bank’s property tax rates.

     Data processing expense during the three months ended June 30, 2002 was $147,000, an increase of $6,000 from the same quarter last year. Data processing expense increased due to expenses relating to setting up data interfaces to the Company’s new overdraft marketing program.

     Other operating expenses increased $134,000 during the three months ended June 30, 2002 compared to the same three months last year. Expenses related to collection efforts on the Company’s loans and leases were $69,000 greater than last year because of increases to the Bank’s nonperforming loan levels. Telephone expense increased $25,000 during the quarter as more data lines were installed and telecommunication changes were made as the Company implemented a new ATM network during the second quarter of 2002. Expenses relating to our bank accounts with our correspondent banks increased $15,000 due to the lower interest rates during the second quarter of 2002 compared to last year. Audit expenses also increased $12,000 during the period due to audit service increases.

     During the six months ended June 30, 2002, total noninterest expenses were $5,551,000 or $316,000 greater than during the same period last year. The Company’s efficiency ratio for the first half of 2002 was 46.61% as compared to 49.27% for the first half of 2001.

     Salaries and employee benefit expenses increased 6.14% or $192,000 during the six months ending June 30, 2002 as compared to the same period last year. Salary expense during the first half of 2002 showed increases of $126,000 or 5.29% due to annual merit increases and additions to staff. Increases to the Company’s stock price during the first two quarters of 2002 increased salary expenses relating to stock appreciation rights by $33,000 when compared to the same period last year. As of July 1, 2002, all outstanding stock appreciation rights had been exercised. Group insurance expense increased $15,000 during the first half of 2002 compared to last year as the Company changed insurance carriers and coverage.

     Occupancy expenses declined $26,000 during the first six months of 2002 when compared to the same period of 2001. Depreciation expense declined $42,000 during the first half of 2002 as various building components and equipment became fully depreciated. Maintenance expenses for the building and equipment increased $10,000 during the first six months of 2002 as equipment aged.

     Data processing expense was $32,000 greater during the first six months of 2002 when compared to the same period of 2001. Data processing expense increased due to expenses relating to setting up the Company’s new overdraft marketing program and to changing the Company’s ATM network.

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

     Other operating expenses were $118,000 more for the six months ending June 30, 2002 than they were the same period last year. As the levels of nonperforming loans increased in 2002 compared to 2001, expenses related to collection efforts on the Company’s loans and leases were $103,000 greater than last year.

FEDERAL AND STATE INCOME TAXES

     For the three months ended June 30, 2002 and 2001, the Company’s provisions for federal and state income taxes were $1,098,000 and $983,000, which as a percentage of pretax earnings was 34.40% and 33.16%. The tax rate has increased in part because interest income from securities exempt from federal income tax has declined during 2002 as it is becoming increasingly difficult to replace these securities as they mature with “bank qualified” tax advantaged securities. For the six months ended June 30, 2002, the Company’s provision for federal and state taxes was $2,115,000 or 34.06% of pretax earnings as compared to $1,753,000 or 32.52% of pretax earnings for the six months ending June 30, 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

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

NORTHERN STATES FINANCIAL CORPORATION

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

     Table 3, “Effect of Interest Shocks on Financial Instruments”, compares information about the current fair value of the Company’s financial instruments at March 31, 2002 to December 31, 2001. Table 3 shows the effects of interest rate shocks of decreasing rates 2% and increasing rates 2% on the fair value of the Company’s financial instruments. The computer simulation model that is used to do the interest rate shocks and calculates the effect on the fair value of the Company’s balance sheet takes into consideration maturity and repricing schedules of the various assets and liabilities. March 31, 2002 is used in Table 3 as it has the most recent data made available from the computer simulation model.

TABLE 3
NORTHERN STATES FINANCIAL CORPORATION
EFFECT OF INTEREST SHOCKS ON FINANCIAL INSTRUMENTS
as of March 31, 2002 and December 31, 2001
($000s)

	Fair Value at March 31, 2002

	Down 2%	Current	Up 2%

Assets
Cash and cash equivalents	$23,322	$23,321	$23,320
Securities available for sale	211,862	206,601	195,918
Loans	338,207	324,391	311,711
Federal Home Loan Bank stock	1,671	1,671	1,671
Accrued interest receivable	4,964	4,964	4,964

Financial liabilities:
Deposits	$397,623	$395,416	$393,361
Securities sold under repurchase agreements and other short-term borrowings	86,809	86,348	85,892
Federal Home Loan Bank term advances	5,027	5,000	4,974
Advances from borrowers for taxes and insurance	869	869	869
Accrued interest payable	3,735	3,735	3,735

	Fair Value at December 31, 2001

	Down 2%	Current	Up 2%

Assets
Cash and cash equivalents	$34,317	$34,315	$34,313
Securities available for sale	218,779	213,982	201,848
Loans and leases	336,441	333,465	311,431
Federal Home Loan Bank stock	1,647	1,647	1,647
Accrued interest receivable	4,592	4,592	4,592

Financial liabilities:
Deposits	$428,176	$409,012	$402,148
Securities sold under repurchase agreements and other short-term borrowings	87,008	86,246	85,502
Federal Home Loan Bank term advances	10,088	10,000	9,914
Advances from borrowers for taxes and insurance	743	743	743
Accrued interest payable	4,916	4,916	4,916

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to sign on its behalf by the undersigned hereunto duly authorized, on this 2nd day of August 2002.

NORTHERN STATES FINANCIAL CORPORATION (Registrant)

Date:	August 2, 2002	By:	/s/ Fred Abdula
Fred Abdula Chairman of the Board of Directors and President

Date:	August 2, 2002	By:	/s/ Thomas M. Nemeth
Thomas M. Nemeth Vice President and Treasurer