Form 10-Q/A
period 2002-06-30
NORTHERN STATES FINANCIAL CORP /DE/
filed 2002-08-14
CIK 744485

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to sign on its behalf by the undersigned hereunto duly authorized, on this 14th day of August 2002.

NORTHERN STATES FINANCIAL CORPORATION (Registrant)

Date:	August 14, 2002	By:	/s/ Fred Abdula
Fred Abdula Chairman of the Board of Directors and President

Date:	August 14, 2002	By:	/s/ Thomas M. Nemeth
Thomas M. Nemeth Vice President and Treasurer