Form 10-Q
period 2002-09-30
NORTHERN STATES FINANCIAL CORP /DE/
filed 2002-11-12
CIK 744485

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending September 30, 2002

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

YES:   XXX        NO:

4,328,155 shares of common stock were outstanding
as of September 30, 2002

NORTHERN STATES FINANCIAL CORPORATION AND SUBSIDIARY
FORM 10-Q
SEPTEMBER 30, 2002
INDEX

INDEPENDENT ACCOUNTANTS’ REPORT

Board of Directors and Stockholders
Northern States Financial Corporation
Waukegan, Illinois

     We have reviewed the condensed consolidated balance sheet of NORTHERN STATES FINANCIAL CORPORATION as of September 30, 2002 and the condensed consolidated statements of income for the three and nine month periods ended September 30, 2002 and 2001 and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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

/s/ Crowe, Chizek and Company LLP

Oak Brook, Illinois
November 1, 2002

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2002 and December 31, 2001
(In thousands of dollars) (Unaudited)

	September 30,	December 31,
Assets	2002	2001

Cash and due from banks	$16,809	$18,172
Interest bearing deposits in financial institutions - maturities less than 90 days	201	143
Federal funds sold	18,478	16,000

Total cash and cash equivalents	35,488	34,315
Securities available for sale	216,511	213,982
Loans and leases	360,406	326,680
Less: Allowance for loan losses	(3,663)	(3,822)

Loans, net	356,743	322,858
Federal Home Loan Bank stock	1,712	1,647
Office buildings and equipment, net	5,488	5,576
Other real estate owned	2,022	2,022
Accrued interest receivable and other assets	4,922	6,838

Total assets	$622,886	$587,238

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand — noninterest bearing	$45,623	$48,092
Interest bearing	412,550	358,940

Total deposits	458,173	407,032
Securities sold under repurchase agreements and other short-term borrowings	75,893	86,170
Federal Home Loan Bank advances	6,500	10,000
Advances from borrowers for taxes and insurance	184	743
Accrued interest payable and other liabilities	4,830	6,964

Total liabilities	545,580	510,909

Stockholders’ Equity Common stock	1,789	1,788
Additional paid-in capital	11,584	11,551
Retained earnings	66,519	63,110
Accumulated other comprehensive income (loss), net	1,167	(120)
Treasury stock, at cost	(3,753)	0

Total stockholders’ equity	77,306	76,329

Total liabilities and stockholders’ equity	$622,886	$587,238

     The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three months and nine months ended September 30, 2002 and 2001
(In thousands of dollars, except per share data) (Unaudited)

	Three months ended		Nine months ended

	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

Interest income
Loans (including fee income)	$5,418	$6,311	$16,438	$19,411
Securities Taxable	1,986	2,500	6,599	7,557
Exempt from federal income tax	100	157	332	488
Interest bearing deposits in financial institutions	0	3	2	6
Federal funds sold	116	140	224	670

Total interest income	7,620	9,111	23,595	28,132

Interest expense
Time deposits	1,993	2,844	5,648	9,005
Other deposits	513	763	1,512	2,499
Other borrowings	574	942	1,824	3,282

Total interest expense	3,080	4,549	8,984	14,786

Net interest income	4,540	4,562	14,611	13,346
Provision for loan losses	75	0	225	0

Net interest income after provision for loan losses	4,465	4,562	14,386	13,346

Noninterest income
Service fees on deposits	536	442	1,532	1,191
Trust income	141	154	504	519
Net gains on sales of securities	0	273	8	587
Mortgage banking income	71	59	200	152
Other operating income	166	172	509	492

Total noninterest income	914	1,100	2,753	2,941

Noninterest expense Salaries and employee benefits	1,670	1,602	4,988	4,728
Occupancy and equipment, net	327	320	1,005	1,024
Data processing	124	134	429	407
Legal	143	27	283	84
Other operating expenses	565	528	1,675	1,603

Total noninterest expense	2,829	2,611	8,380	7,846

Income before income taxes	2,550	3,051	8,759	8,441
Provision for income taxes	865	1,020	2,980	2,773

Net income	$1,685	$2,031	$5,779	$5,668

Basic earnings per share	$0.39	$0.46	$1.31	$1.27

Diluted earnings per share	$0.39	$0.45	$1.31	$1.27

Comprehensive income	$1,867	$2,741	$7,066	$7,615

     The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2002 and 2001
(In thousands of dollars)(Unaudited)

	Nine months ended

	September 30,	September 30,
	2002	2001

Cash flows from operating activities
Net income	$5,779	$5,668
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	274	329
Net gains on sales of securities	(8)	(587)
Federal Home Loan Bank stock dividends	(65)	(83)
Provision for loan losses	225	0
Deferred loan fees	227	4
Amortization of mortgage servicing rights	17	29
Net change in interest receivable	809	607
Net change in interest payable	(1,970)	(1,206)
Net change in other assets	276	254
Net change in other liabilities	(151)	42

Net cash from operating activities	5,413	5,057

Cash flows from investing activities
Proceeds from maturities and calls of securities available for sale	410,234	480,005
Proceeds from sales of securities available for sale	4,436	778
Purchases of securities available for sale	(415,090)	(498,425)
Change in loans made to customers	(34,337)	(18,842)
Property and equipment expenditures	(186)	(180)

Net cash from investing activities	(34,943)	(36,664)

Cash flows from financing activities
Net increase (decrease) in:
Deposits	51,141	37,769
Securities sold under repurchase agreements and other short-term borrowings	(10,277)	(5,075)
Advances from borrowers for taxes and insurance	(559)	(421)
Federal Home Loan Bank advances	6,500	10,000
Repayment of Federal Home Loan Bank advances	(10,000)	(10,000)
Net proceeds from exercise of stock options	21	8
Purchases of treasury stock	(3,753)	0
Dividends paid	(2,370)	(2,142)

Net cash from financing activities	30,703	30,139

Net change in cash and cash equivalents	1,173	(1,468)
Cash and cash equivalents at beginning of period	34,315	31,187

Cash and cash equivalents at end of period	$35,488	$29,719

     The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

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

     The interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes (or “notes thereto”) of the Company for the years ended December 31, 2001, 2000 and 1999. The results of operations for the three and nine month periods ended September 30, 2002, are not necessarily indicative of the results to be expected for the full year.

     Net income was utilized to calculate both basic and diluted earnings per share for all periods presented. Information regarding weighted average shares utilized in computing basic and diluted earnings per share is as follows:

	Three months ended		Nine months ended

	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

Average outstanding common shares	4,343,148	4,461,755	4,414,895	4,461,755
Effect of stock options	0	6,252	0	6,068

Average outstanding shares for diluted earnings per share	4,343,148	4,468,007	4,414,895	4,467,823

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

(Dollar amounts in thousands, except per share data)

(Unaudited)

     On April 17, 2002 it was announced that the Northern States Financial Corporation’s Board of Directors had approved a stock repurchase program that allows the Company to purchase up to 200,000 shares of Northern States Financial Corporation stock either in open market or private transactions. At September 30, 2002, 144,100 shares of treasury stock had been purchased that the Company carries at cost.

     Information related to stockholders’ equity was as follows:

	September 30,	December 31,
	2002	2001

Par value per share	$0.40	$0.40
Authorized shares	6,500,000	6,500,000
Issued and outstanding shares	4,328,155	4,469,755

Note 2 — Commitments, Off-Balance Sheet Risk and Contingencies

     At September 30, 2002 and December 31, 2001, the contract amount of the Company’s off-balance sheet commitments were as follows:

	September 30,	December 31,
	2002	2001

Unused lines of credit and commitments to make loans:
Fixed rate	$20,282	$10,446
Variable rate	90,056	89,831

Total	$110,338	$100,277

Standby letters of credit	$5,298	$4,730

     Since many commitments to make loans expire without being used, the amounts above do not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitments is determined using management’s credit evaluation of the borrower, and may include commercial and residential real estate and other business and consumer assets.

     The Company also has Community Reinvestment Act (CRA) investment commitments outstanding of $954. The commitment is to be funded over seven years.

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

     The following discussion focuses on the consolidated financial condition of the Northern States Financial Corporation (the “Company”) at September 30, 2002 and the consolidated results of operations for the three and nine month periods ended September 30, 2002, compared to the same periods of 2001. The purpose of this discussion is to provide a better understanding of the condensed consolidated financial statements and the operations of its subsidiary, the Bank of Waukegan (the “Bank”). This discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto included herein.

     The statements contained in management’s discussion and analysis that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to September 30, 2002 to differ materially from those expressed in any such forward-looking statements.

FINANCIAL CONDITION

     The consolidated total assets for the Company were $622.9 million at September 30, 2002, increasing $35.6 million from the Company’s year-end, December 31, 2001.

     The Company had $18.5 million in federal fund sold at September 30, 2002, as compared to $16.0 million at December 31, 2001. The Company on a daily basis invests excess cash into federal funds sold. Federal funds sold is a source of liquidity to the Company and fluctuates from day to day.

     The fair value of securities at September 30, 2002 was $216.5 million increasing by $2.5 million from the previous year-end. The increase to the fair value of the securities portfolio is the result of increases to the gross unrealized gains caused by market rate changes. At September 30, 2002, the Company’s securities showed net unrealized gains of $1.9 million as compared to net unrealized losses of $200,000 at December 31, 2001, a shift of $2.1 million. The amortized cost of the Company’s investment portfolio remained relatively unchanged from year-end increasing slightly to $214.6 million at September 30, 2001 compared to $214.2 million at December 31, 2001. The mix of securities remains substantially unchanged from year-end with the carrying value of securities issued by U.S. Government agencies and corporations accounting for 95% of the Company’s securities portfolio at September 30, 2002 as compared to 92% at the previous year-end. Although the prime lending interest rate did not change during the nine months ended September 30, 2002, Treasury note rates showed much volatility during the time period with interest rates generally decreasing. The decreased interest rates had the effect of increasing the fair value of the portfolio. As interest rates declined issuers of callable securities had the opportunity to call the security by issuing a new security at the lower rates. During the first nine months of 2002, securities totaling $191.4 million were called. At September 30, 2002 U.S. Government agency securities with the carrying value of $175.9 million either have call provisions or mature within 90 days. If rates continue to decline it is expected that more securities will be called.

     The Company’s loan portfolio at September 30, 2002 was $360.4 million, an increase of $33.7 million from December 31, 2001. Real estate-mortgage loans increased $30.0 million. Real estate-constuction

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

loans and home equity loans were $6.2 million and $4.5 million more than at the previous year-end. During the first nine months of 2002 two large real estate loans were made, one for $7.0 million for an apartment building complex and another for $6.4 million for a motel. Home equity loans remain popular with consumers as the interest paid on the loan may be used as a tax deduction.

     At September 30, 2002, deposits at the Company increased $51.1 million from December 31, 2001. The major increase was in time deposits, $100,000 and over, which increased $49.4 million from year-end. Public time deposits, $100,000 and over increased $34.2 million while large CDs from commercial and retail depositors increased $11.8 million and $3.4 million. The Company is located in the county seat and accepts deposits from local municipalities. Property taxes were collected in June and September 2002 and resulted in public entities investing their funds into time deposits. Many of the public time deposits, $100,000 and over require pledging of the Company’s investment portfolio as security for the deposit.

     Securities sold under repurchase agreements (repurchase agreements) and other short-term borrowings at the Company decreased $10.2 million from December 31, 2001 to $75.9 million at September 30, 2002 as commercial repurchase agreement customers drew down balances for business purposes. These funds mainly consist of repurchase agreements that are offered through an overnight repurchase agreement product and a term product with maturities from 7 days to one year. Commercial customers have increasingly placed their funds into repurchase agreements as repurchase agreements provide the commercial customer with added security for their funds in the form of an investment that is pledged by the Company. As of September 30, 2002 securities carried at $196.5 million were pledged to secure repurchase agreements and public deposits. Repurchase agreements also provide a source of funds to the Company that do not increase reserve requirements with the Federal Reserve Bank or create an expense relating to FDIC insurance and, therefore, are less costly to the Company.

     On September 30, 2002 the Company had a term advance from the Federal Home Loan Bank in the amount of $6.5 million. This borrowing has decreased $3.5 million from December 31, 2001 as deposits have increased.

     Total stockholders’ equity increased $977,000 during the nine months ended September 30, 2002. The increase is the result of net income of $5.8 million, plus the adjustment in the valuation allowance for the market value of securities available for sale, net of tax, of $1.3 million, plus $21,000 due to the exercise of 2,500 stock options pursuant to the Omnibus Incentive Plan on January 1, 2002 and $13,000 in tax benefits derived from the exercise of the options. At September 30, 2002 no stock options remained outstanding. These increases were partially offset by the repurchase of 144,100 shares of the Company’s common stock as treasury stock for $3.8 million and payment of cash dividends of $2.4 million on June 1, 2002.

     The tier 1 capital to average asset ratio at September 30, 2002 was 12.98% and the total capital to asset ratio, on a risk adjusted basis, amounted to 18.10%, exceeding the minimum required to be capitalized under prompt corrective action regulations, which minimums are 5.00% and 10.00%. Book value per share, was $17.86 at September 30, 2002 as compared to $17.08 at December 31, 2001. On September 30, 2002, the Company and its subsidiary were in compliance with all applicable regulatory capital requirements.

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NET INCOME

     The consolidated net income for the quarter ended September 30, 2002 was $1,685,000, a decrease of $346,000 compared to net income of $2,031,000 for the same period the previous year. The annualized return on average assets was 1.10% for the quarter, a decrease from a return on average assets for the same quarter the previous year of 1.44%. The consolidated net income for the nine months ended September 30, 2002 was $5,779,000, an increase of $111,000 over the first nine months of 2001. The annualized return on average assets for the first nine months of 2002 was 1.32%, down from the return on average assets for the same period the previous year of 1.38%.

NET INTEREST INCOME

     Net interest income, the difference between interest income earned on average interest earning assets and interest expense on average interest bearing liabilities, declined by $22,000 during the three months ended September 30, 2002 compared to the same three months in 2001. One of the largest factors attributing to this decline was the placement of lease pools totaling $11.3 million on nonaccrual status at June 30, 2002. Prior to being placed on nonaccrual status the Company had been recognizing interest income of $290,000 per quarter on these leases.

     Change in interest rates is an important factor affecting net interest income. During the third quarter of 2002 the prime lending rate remained unchanged at 4.75%, while the one and two-year Treasury note rates showed volatility. The one-year Treasury note rate declined from 2.01% at June 30, 2002 to 1.45% at September 30, 2002 and the two-year note rate decreased 117 basis points from June 30, 2002 ending the quarter at 1.73%. These declines in market interest rates impacted the rates earned on the Company’s taxable investments during the third quarter of 2002. As indicated in Table 1, “Analysis of Average Balance and Tax Equivalent Rates for the Three Months ended September 30, 2002 and 2001”, the average rate earned on taxable securities for the third quarter of 2002 was 3.86%. During the second quarter of 2002 the average rate earned on taxable securities was 4.63%. The reason this average rate decreased during the third quarter is that many of the taxable securities had been called or matured as interest rates declined. During the third quarter of 2002 securities totaling $237.1 million were called or matured and were replaced by the Company with lower yielding securities.

     Table 1, “Analysis of Average Balance and Tax Equivalent Rates for the Three Months ended September 30, 2002 and 2001”, shows that net yield on interest earning assets was 3.15% during the third quarter of 2002 compared to 3.47% for the same period last year. The contributing factors to this decline to the net yield during the third quarter of 2002 as compared to 2001, were the lost lease interest income and the lower income earned on securities as they were called and were discussed above. Table 2, “Analysis of Average Balance and Tax Equivalent Rates for the Nine Months ended September 30, 2002 and 2001”, shows that the net interest yield on earning assets during the first nine months of 2002 was 3.54% compared to 3.47% for the same period last year. This indicates that prior to the third quarter of 2002 the Company’s net interest margin had improved compared to the previous year. The reason for this

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 1

NORTHERN STATES FINANCIAL CORPORATION
ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES
For the Three Months Ended September 30, 2002 and 2001 — Rates are Annualized
($ 000s)

	2002			2001

	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Loans (1)(2)(3)	$344,025	$5,429	6.31%	$319,622	$6,326	7.92%
Taxable securities	207,179	1,986	3.86%	187,950	2,500	5.35%
Securities exempt from Federal income taxes (2)	9,080	151	6.87%	13,556	238	7.15%
Interest bearing deposits in banks	144	0	0.00%	200	3	6.00%
Federal funds sold	26,548	116	1.75%	16,858	140	3.32%

Interest earning assets	586,976	7,682	5.25%	538,186	9,207	6.86%

Noninterest earning assets	23,323			25,234

Average assets	$610,299			$563,420

Liabilities and stockholders’ equity
NOW deposits	$48,700	121	.99%	$43,871	188	1.71%
Money market deposits	47,621	211	1.77%	45,082	356	3.16%
Savings deposits	48,236	181	1.50%	43,900	219	2.00%
Time deposits	250,207	1,993	3.19%	220,901	2,844	5.15%
Other borrowings	86,464	574	2.66%	79,011	942	4.77%

Interest bearing Liabilities	481,228	3,080	2.56%	432,765	4,549	4.20%

Demand deposits	46,825			45,999
Other noninterest bearing liabilities	5,528			8,592
Stockholders’ equity	76,718			76,064

Average liabilities and Stockholders’ equity	$610,299			$563,420

Net interest income		$4,602			$4,658

Net yield on interest Earning assets			3.15%			3.47%

Interest bearing liabilities to earning assets ratio			82.25%			80.60%

(1) -	Interest income on loans includes loan origination fees of $104 and $98 for the three months ended September 30, 2002 and 2001.

(2) -	Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34% rate.

(3) -	Non-accrual loans are included in average loans.

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 2

NORTHERN STATES FINANCIAL CORPORATION
ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES
For the Nine Months Ended September 30, 2002 and 2001- Rates are Annualized
($ 000s)

	2002			2001

	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Loans (1)(2)(3)	$333,501	$16,475	6.59%	$312,016	$19,461	8.32%
Taxable securities	198,281	6,599	4.45%	179,068	7,557	5.64%
Securities exempt from Federal income taxes (2)	9,782	503	7.03%	13,802	740	7.24%
Interest bearing deposits in banks	168	2	1.59%	174	6	4.60%
Federal funds sold	17,808	224	1.68%	20,014	670	4.46%

Interest earning assets	559,540	23,803	5.68%	525,074	28,434	7.23%

Noninterest earning assets	25,347			23,956

Average assets	$584,887			$549,030

Liabilities and stockholders’ equity
NOW deposits	$46,708	336	.96%	$44,963	690	2.05%
Money market deposits	48,721	649	1.78%	41,398	1,098	3.54%
Savings deposits	47,314	527	1.49%	43,602	711	2.17%
Time deposits	224,145	5,648	3.36%	210,793	9,005	5.70%
Other borrowings	87,846	1,824	2.77%	79,917	3,282	5.48%

Interest bearing liabilities	454,734	8,984	2.63%	420,673	14,786	4.69%

Demand deposits	46,513			44,285
Other noninterest bearing liabilities	6,694			9,490
Stockholders’ equity	76,946			74,582

Average liabilities and Stockholders’ equity	$584,887			$549,030

Net interest income		$14,819			$13,648

Net yield on interest Earning assets			3.54%			3.47%

Interest bearing liabilities to Earning assets ratio			81.37%			80.23%

(1) -	Interest income on loans includes loan origination fees of $314 and $293 for the nine months ended September 30, 2002 and 2001.

(2) -	Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34% rate.

(3) -	Non-accrual loans are included in average loans.

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

is the stabilization of the prime lending rate in 2002 that kept loan rates constant while deposit rates continued to decline. This is in comparison to the prime rate during the first nine months of 2001when the prime rate declined seven times dropping from 9.50% at the beginning of 2001 to 6.00% by September 30, 2001.

ASSET QUALITY AND THE PROVISION FOR LOAN LOSSES

     Management, with the concurrence of the Board of Directors, after carefully reviewing the adequacy of the allowance for loan losses and the levels of nonperforming and impaired loans and leases, found that a $75,000 provision for loan losses was necessary for the three months ended September 30, 2002. For the first nine months of 2002 a provision for loan losses of $225,000 was found to be necessary. The reviews of the adequacy of the allowance for loan losses during the nine months ended September 30, 2001 showed that the allowance was adequate and no provision for loan losses was made.

     At September 30, 2002, the allowance for loan losses was $3,663,000 or 1.02% of loans and leases as compared to $3,822,000 or 1.17% of loans and leases at December 31, 2001. During the first nine months of 2002, $392,000 in loans were charged off through the allowance compared to $1,055,000 during the same period last year. Recoveries of loans previously charged off were $8,000 during the first three quarters of 2002 compared to $102,000 during the same period in 2001.

     Nonperforming loans, which include loans and leases on nonaccrual status and those 90 days or more past due and still accruing, were $25.8 million at September 30, 2002 or 7.16% of loans and leases. Nonperforming loan totals increased from $17.4 million at December 31, 2001 at which time nonperforming loans were 5.32% of loans and leases. At September 30, 2002 the largest credits past due were lease pools totaling $11.3 million that were placed on non-accrual status at June 30, 2002 and one loan totaling $10.6 million for real estate development that became past due greater than 90 days during the quarter. The $11.3 million in lease pools had been purchased from an investment-banking house and are secured by equipment and carry a surety bond. Northern States is in the process of collecting on these leases from the surety. The borrower of the $10.6 million loan for real estate development is waiting for municipal approval to construct commercial and condominium units on the land that secures the loan. The appraised value of the land securing this loan is $12.3 million and the loan is further secured by letters of credit totaling $1.8 million issued by independent financial institutions. Of the remaining $4.0 million in nonperforming loans, $3.3 million are secured by real estate with the remaining loans primarily secured by business assets. Impaired loans at September 30, 2002 were $13.8 million, which includes the $11.3 million in leases, increasing from $3.4 million at December 31, 2001. The amount of the allowance for loan losses allocated for impaired loans was $1.4 million at September 30, 2002 increasing from $585,000 from year-end 2001.

     Management and the Board of Directors analyze the adequacy of the allowance for loan losses at least quarterly. Loans judged to be impaired, loans with probable incurred loss exposure, loans that are no longer accruing interest, and historical net loan loss percentages are reviewed in the analysis of the allowance for loan losses. Based on management and the Board of Directors’ analysis, the allowance for loan losses at September 30, 2002 is adequate to cover probable incurred credit losses.

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

     Other real estate owned, a non-performing asset, at September 30, 2002 was $2,022,000 and remained unchanged from December 31, 2001. One piece of property accounts for approximately 88 percent of the total of other real estate owned. The property was acquired by the Bank through the receipt of a deed in lieu of foreclosure in 1987. The parcel consists of approximately 525,000 square feet of land situated on Lake Michigan in Waukegan, Illinois. During the second quarter of 2002, a purchase agreement on the property was entered into with earnest money received. The purchase agreement will expire by year-end if not executed or renewed.

NONINTEREST INCOME

     Noninterest income for the three months ended September 30, 2002 was $914,000 as compared to $1,100,000 for the three months ended September 30, 2001, a decrease of $186,000. During the third quarter of 2001 the Company sold equity securities that netted a gain of $273,000. When excluding this one-time gain from the third quarter 2001, noninterest income for the third quarter of 2002 would show an increase of $87,000 over the same quarter last year. Service fees on deposits increased $94,000 as compared to the same quarter last year as the result of increases to services fees on some deposit products and increased overdraft fee income. Income from mortgage banking activities increased $12,000 as declining home mortgage rates increased the number of mortgages refinanced as compared to the third quarter of 2001. Much of trust fee income is tied to the performance of stocks held in trusts and with the drops in stock values during the three months ended September 30, 2002, trust fee income consequently declined by $13,000. Other operating income during the third quarter of 2002 was also $6,000 less as compared to last year.

     For the first nine months of 2002, noninterest income was $2,753,000 as compared to $2,941,000 for the same period of 2001, a decrease of $188,000. During the first nine months of 2002 the Company sold $4.4 million of securities classified as available for sale and realized gains of $8,000. Most of the Company’s mortgage-backed securities, consisting of many small issues that were no longer cost effective to administer, were sold. An U.S. Government agency security with an amortized cost of $1.0 million was also sold at a small gain. During the same time period of 2001 three equity securities were sold that netted a gain of $587,000. When excluding these one-time gains on the sales of the securities, noninterest income was $391,000 greater than last year. Service fees on deposits increased $341,000 as compared to the same nine-month period last year with most of the increase attributable to greater overdraft fee income. On January 1, 2002 the Company increased overdraft charges by 25% and in February 2002 the Company began a new overdraft marketing program to compete with the payday lending operations that have proliferated the past couple years. Mortgage banking income increased $48,000 during the nine months ended September 30, 2002. Lower home mortgage rates contributed to increased volumes of “table funded” loans originated by the mortgage banking area which totaled $12.9 million during the first nine months of 2002 compared to $9.5 million last year. Trust income for the nine months ended September 30, 2002 declined by $15,000 as much of the trust fees are tied to performances of stocks held in the trusts. Other noninterest income increased $17,000 from last year as loan fees from merchant credit card services increased.

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

NONINTEREST EXPENSES

     Noninterest expenses were $2,829,000 during the three months ended September 30, 2002 an increase of $218,000 from the same quarter last year. The Company’s efficiency ratio, noninterest expenses divided by the sum of net interest income and noninterest income, was 51.87% for the third quarter of 2002 as compared to 46.11% for the same quarter of 2001.

     The Company showed growth of $68,000 in salaries and employee benefits expenses during the third quarter of 2002 compared to the same period last year, an increase of 4.24%. The increase to salaries and employee benefits is attributable to annual salary increases.

     Occupancy expenses for the third quarter of 2002 were $327,000, $7,000 greater when compared to the third quarter of 2001. Most of the increased expense was the result of increases to real estate taxes.

     Data processing expense during the three months ended September 30, 2002 was $124,000, a decrease of $10,000 from the same quarter last year. Data processing expense decreased as updates were required to our customer information file during the third quarter 2001.

     Legal expenses increased $116,000 during the third quarter 2002 as compared to last year. The increase is mainly attributable to litigation expense related to the $11.3 million in lease pools that are classified as nonperforming loans. The leases carry a surety bond and Northern States is in the process of collecting on these leases from the surety.

     Miscellaneous other operating expenses increased $37,000 during the three months ended September 30, 2002 compared to the same three months last year. Printing expenses increased $16,000 due to price increases and greater orders of forms. Audit expenses also increased $12,000 during the period as increased auditing of the Company’s data processing function was performed.

     During the nine months ended September 30, 2002, total noninterest expenses were $8,380,000 or $534,000 greater than during the same period last year. The Company’s efficiency ratio for the first nine months of 2002 was 48.26% as compared to 48.17% for same period of 2001.

     Salaries and employee benefit expenses increased 5.50% or $260,000 during the nine months ended September 30, 2002 as compared to the same period last year. Regular salary expense during the first three-quarters of 2002 showed increases of $181,000 and was due primarily to regular annual salary increases. Increases to the Company’s stock price during the first nine months of 2002 increased expenses relating to stock appreciation rights by $33,000 when compared to the same period last year. As of September 30, 2002 all stock appreciation rights had been exercised. Group insurance expenses increased $19,000 over the previous year due to premium increases. With the increases to regular salaries, FICA expense also increased by $14,000. With increased volumes of “table funded” loans originated by the mortgage banking area during 2002, commissions relating to these activities increased $11,000 from the same period last year.

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

     Occupancy expenses were $19,000 less during the first nine months of 2002 when compared to the same period of 2001. Although real estate taxes increased $21,000 and maintenance expenses for building and equipment increased $15,000 during the first nine months of 2002, these increases were offset by a decline in depreciation expense of $56,000 as fixed assets became fully depreciated.

     Data processing expense was $22,000 greater during the first nine months of 2002 when compared to the same period of 2001. The increase is the result of contractual yearly increases and expenses related to the continued growth of the Bank’s Internet banking product.

     Legal expenses increased $199,000 during the three-quarters ended September 30, 2002 as compared to last year as the levels of the Company’s nonperforming loans increased during 2002.

     Miscellaneous other operating expenses were $72,000 more for the nine months ended September 30, 2002 than they were the same period last year. Audit expenses increased $46,000 during the period due to more auditing of the Company’s operations including the data processing function. Correspondent bank service charges increased $30,000 from last due to the decline in interest rates. The correspondent banks that the Company uses to clear checks and securities base their charges on activities processed less a credit for balances kept in accounts with them. As interest rate levels dropped in 2002 compared to 2001 the credit on these balances have declined with the resultant increase to correspondent bank service charges.

FEDERAL AND STATE INCOME TAXES

     For the three months ended September 30, 2002 and 2001, the Company’s provisions for federal and state income taxes were $865,000 and $1,020,000, which as a percentage of pretax earnings was 33.92% and 33.43%. The tax rate has increased in part because interest income from securities, exempt from federal income tax, has declined during 2002 as it is becoming increasingly difficult to replace these securities as they mature with “bank qualified” tax advantaged securities. For the nine months ended September 30, 2002, the Company’s provision for federal and state taxes was $2,980,000 or 34.02% of pretax earnings as compared to $2,773,000 or 32.85% of pretax earnings for the nine months ended September 30, 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2002, the Financial Accounting Standards Board (“FASB”) released statement, SFAS No. 146 entitled “Accounting for Costs Associated with Exit or Disposal Activities”. This statement provides clarification to corporations discontinuing a line of business as to what costs should be expensed. The SFAS No. 146 becomes effective after December 31, 2002. It is expected that the statement will not have a material impact on the Company.

     In October of 2002, the Financial Accounting Standards Board (“FASB”) released a new statement, SFAS No. 147 entitled “Acquisitions of Certain Financial Institutions”, allowing financial institutions meeting certain criteria to reclassify unidentifiable intangible asset balances to goodwill and cease amortization beginning as of January 1, 2002. SFAS No. 147 does not have an impact on the Company.

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

     Several ways an institution can manage IRR include: selling existing assets or repaying certain liabilities or matching repricing periods for new assets and liabilities by shortening terms of new loans or investments. Financial institutions are also subject to prepayment risk in falling rate environments. For example, a debtor may prepay other financial assets so that the debtor may refinance their obligations at new, lower rates. Prepayments of assets carrying higher rates reduce the Company’s interest income and overall asset yields. A large portion of an institution’s liabilities may be short term or due on demand, while most of its assets may be invested in long-term loans or investments. Accordingly, the Company seeks to have in place sources of cash to meet short-term demands. By increasing deposits, borrowing, or selling assets the Company can obtain these funds.

     Table 3, “Effect of Interest Shocks on Financial Instruments”, compares information about the current fair value of the Company’s financial instruments at June 30, 2002 and December 31, 2001. Table 3 shows the effects of interest rate shocks of decreasing rates 2% and increasing rates 2% on the fair value of the Company’s financial instruments. The computer simulation model that is used to do the interest rate shocks and calculates the effect on the fair value of the Company’s balance sheet takes into consideration maturity and repricing schedules of the various assets and liabilities. June 30, 2002 is used in Table 3 as it has the most recent data made available from the computer simulation model.

NORTHERN STATES FINANCIAL CORPORATION

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

TABLE 3
NORTHERN STATES FINANCIAL CORPORATION
EFFECT OF INTEREST SHOCKS ON FINANCIAL INSTRUMENTS
As of June 30, 2002 and December 31, 2001
($000s)

	Fair Value at June 30, 2002

	Down 2%	Current	Up 2%

Assets
Cash and cash equivalents	$45,307	$45,304	$45,301
Securities available for sale	205,122	201,041	195,782
Loans	346,264	332,288	319,459
Federal Home Loan Bank stock	1,691	1,691	1,691
Accrued interest receivable	4,014	4,014	4,014

Financial liabilities:
Deposits	$429,438	$426,641	$424,023
Securities sold under repurchase agreements And other short-term borrowings	77,633	77,245	76,826
Federal Home Loan Bank term advances	6,534	6,483	6,466
Advances from borrowers for taxes and insurance	589	589	589
Accrued interest payable	2,867	2,867	2,867

	Fair Value at December 31, 2001

	Down 2%	Current	Up 2%

Assets
Cash and cash equivalents	$34,317	$34,315	$34,313
Securities available for sale	218,779	213,982	201,848
Loans and leases	336,441	333,465	311,431
Federal Home Loan Bank stock	1,647	1,647	1,647
Accrued interest receivable	4,592	4,592	4,592

Financial liabilities:
Deposits	$428,176	$409,012	$402,148
Securities sold under repurchase agreements and other short-term borrowings	87,008	86,246	85,502
Federal Home Loan Bank term advances	10,088	10,000	9,914
Advances from borrowers for taxes and insurance	743	743	743
Accrued interest payable	4,916	4,916	4,916

NORTHERN STATES FINANCIAL CORPORATION

DISCLOSURE CONTROLS AND PROCEDURES REPORT

     Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of Northern States Financial Corporation’s management, including our Chairman of the Board and President and Vice President and Treasurer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our Chairman of the Board and President and Vice President and Treasurer have concluded that the Company’s disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by Northern States Financial Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in Northern States Financial Corporation’s internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     Exhibit 99.1 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to sign on its behalf by the undersigned hereunto duly authorized, on this 12th day of November 2002.

NORTHERN STATES FINANCIAL CORPORATION
(Registrant)

Date:	November 12, 2002	By:	/s/ Fred Abdula
Fred Abdula Chairman of the Board of Directors and President

Date:	November 12, 2002	By:	/s/ Thomas M. Nemeth Thomas M. Nemeth Vice President and Treasurer

NORTHERN STATES FINANCIAL CORPORATION

I, Fred Abdula, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Northern States Financial Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the quarterly report; and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls, and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	November 12, 2002	By:	/s/ Fred Abdula Fred Abdula Chairman of the Board of Directors and President

NORTHERN STATES FINANCIAL CORPORATION

I, Thomas M. Nemeth, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Northern States Financial Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the quarterly report; and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls, and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	November 12, 2002	By:	/s/ Thomas M. Nemeth Thomas M. Nemeth Vice President and Treasurer