Form 10-K
period 2002-12-31
NORTHERN STATES FINANCIAL CORP /DE/
filed 2003-03-25
CIK 744485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  YES [X]  NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  YES [X]  NO[  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  YES[  ]  NO [X]

     The aggregate market value of the voting shares held by nonaffiliates of the Registrant is $74,136,875, as of June 30, 2002. Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are “affiliates” and that the last price known to management was a sale on June 28, 2002 of $25.00 per share.

     4,305,105 shares of common stock were outstanding as of March 20, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Parts II and IV are incorporated by reference from the Registrant’s 2002 Annual Report to Stockholders; and a portion of Part III is incorporated by reference from the Registrant’s Proxy Statement dated March 25, 2003, for the Annual Meeting of Stockholders to be held April 24, 2003.

     Except for those portions of the 2002 Annual Report incorporated by reference, the Annual Report is not deemed filed as part of this Report.

PART I

Item 1. Business

THE COMPANY

Overview

     Northern States Financial Corporation (the “Company”) is a bank holding company organized in 1984 under the laws of Delaware, for the purpose of becoming the parent bank holding company of the Bank of Waukegan (the “Bank”). In 1991, the Company acquired First Federal Bank, fsb (“First Federal” or the “Thrift”). In 1998 the Thrift was merged with and into the Bank.

     The Company is registered under the Bank Holding Company Act of 1956, as amended, and owns all the outstanding stock of the Bank. At December 31, 2002, the Company had 418 registered stockholders of record, 4,315,105 shares of Common Stock outstanding, and total consolidated assets of approximately $636 million. Aside from the stock of the Bank and cash, the Company has no other substantial assets.

     As a large, community-oriented, independent banking organization in the Waukegan-Gurnee area in the State of Illinois, the Company is well positioned to take advantage of the growth in Waukegan-Gurnee and its surrounding communities. The Company has continuously served the community since 1919 when First Federal was chartered. The Company’s local management, coupled with its long record of service, has allowed it to compete successfully in the banking market. The Company operates as a traditional community bank with conveniently located branches and a professional staff.

     Neither the Company nor the Bank have material patents, licenses or franchises except the corporate franchises and trademarks, which permit them to engage in banking and trust practices pursuant to law.

     The following table shows loans and leases and deposits of the Bank as of December 31, 2002 (in thousands of dollars):

Loans and Leases	Deposits

$352,124	$449,594

     The principal business of the Company, operating through the Bank, consists of attracting deposits and securities sold under repurchase agreements from the general public, making commercial loans, loans secured by residential and commercial real estate and consumer loans, and operating mortgage banking and trust businesses.

     The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are currently made available free of charge via the Company’s internet website (www.nsfc.net) as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

Subsidiary Operations

     The Bank of Waukegan was chartered as a state bank in 1962 and is located in Waukegan, Illinois. Waukegan is located approximately 37 miles north of Chicago, Illinois and has a population of approximately 70,000. At December 31, 2002 the Bank of Waukegan had total assets of approximately $635.5 million, deposits of approximately $450.0 million and stockholder’s equity of approximately $76.2 million. The Bank has three banking offices located in Waukegan, one office located in Antioch, Illinois, one office located in Gurnee, Illinois, and one office located in Winthrop Harbor, Illinois.

     The Bank provides services to individuals, businesses and local governmental units in northeastern Illinois and southeastern Wisconsin.

     The Bank’s full service banking business includes the customary consumer and commercial products and services which banks provide, including the following: demand, savings, and time deposits, securities sold under repurchase agreements and individual retirement accounts; commercial, consumer and real estate lending, including installment loans, home equity loans, lines of credit and overdraft checking; safe deposit operations; trust services; and a variety of additional services tailored to the needs of individual customers, such as the sale of traveler’s checks, money orders, cashier’s checks and foreign currency, direct deposit, and other special services.

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

     The Bank’s trust department acts as executor, administrator, trustee, conservator, guardian, custodian and agent. At December 31, 2002, the Trust Department had assets under management or custodial arrangements of approximately $139 million. Its office is located in Waukegan, Illinois.

     During 2002 the Bank formed Northern States Community Development Corporation (“NSCDC”), a subsidiary of the Bank. NSCDC assets consist of cash and of other real estate owned. This subsidiary was formed for the purpose of developing and selling a parcel of other real estate owned as part of the City of Waukegan’s lakefront development plans. Proposals under discussion for use of this property include the building of a minor league baseball park and condominiums.

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

Lending Activities

General - The Bank provides a range of commercial and retail lending services to corporations, partnerships and individuals, including, but not limited to, commercial business loans, commercial and residential real estate construction and mortgage loans, consumer loans, revolving lines of credit and letters of credit. The installment loan department makes direct and indirect loans to consumers and commercial customers. The mortgage department originates and services commercial and residential mortgages. The Bank’s mortgage banking operation originates mortgage loans on behalf of other financial institutions that fund and own the loans.

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

Mortgage Banking - The Bank conducts a mortgage origination operation through its mortgage division. Since 1991, the Bank, through the former Thrift, began to fund conforming long-term residential mortgage loans and selling them in the secondary market with servicing retained. During 1998, the Bank’s mortgage banking operation began originating mortgage loans on behalf of other financial institutions that fund and own the loans. The Bank does not retain servicing on these originated mortgage loans. The Bank has a portfolio of serviced mortgages of approximately $18.8 million at December 31, 2002.

Consumer Lending - The Bank’s consumer lending department provides all types of consumer loans including motor vehicle, home improvement, home equity, unsecured loans and small personal credit lines.

Trust Department - The Bank’s trust department has been providing trust services to the community for over 10 years. Currently, the Bank has over $139 million of trust assets under management and provides a full complement of trust services for individuals and corporations including land trust services.

     To build on the trust department’s mainstay of personal trust administration, the trust department’s focus is in two major areas: (i) investment management for individuals and (ii) administration and investment services for employee benefit plans.

Competition

     The Company and its subsidiary encounter significant competition in all of their activities. The Chicago metropolitan area and suburban Lake County have a high density of financial institutions, many of which are significantly larger and have substantially greater financial resources than the Company and its subsidiary, and all of which are competitors of the Company and its subsidiary to varying degrees. In Lake County Illinois there are 52 commercial banks and savings institutions. The Company and its subsidiary are subject to competition from various financial institutions, including state and national banks, state and federal savings associations, credit unions, certain non-banking consumer lenders, and other companies or firms, including brokerage houses and mortgage brokers, that provide similar services in northeastern Illinois. In total, there are 22 financial institutions which have offices located in the Waukegan-Gurnee area, including the Bank. These financial institutions consist of 13 commercial banks and 3 savings associations and 6 credit unions. The Bank also competes with money funds and with insurance companies with respect to its individual retirement accounts.

     Competition may increase as a result of the continuing reduction in the effective restrictions on the interstate operations of financial institutions. The Company and its subsidiary face additional competition for deposits from short-term money market mutual funds and other corporate and government securities funds. Since the elimination of federal interest rate controls on deposits, the competition from other financial institutions for deposits has increased.

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

Employees

     The Company and its subsidiary employed 127 full-time and 28 part-time employees as of December 31, 2002. None of the Company’s employees is represented by any collective bargaining group. The Company offers a variety of employee benefits and management considers its employee relations to be good.

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

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, which contains important new requirements for public companies in the areas of financial disclosure and internal controls. In accordance with section 302(a) of the Sarbanes-Oxley Act, written certifications by the Company’s principal executive officer and principal accounting officer are required. These certifications attest that the Company’s quarterly and annual reports filed with the SEC do not contain any untrue statements of material fact. In response to the Sarbanes-Oxley Act the Company has formed a Disclosure and Internal Control Review Committee that consists of the Company’s Chief Executive Officer, Vice President, Vice President and Treasurer and the Bank’s Vice President and Senior Auditor.

     Under the FDIC’s risk-based insurance assessment system, each insured depository institution is placed in one of nine risk categories based on its level of capital and other relevant information. Each insured depository institution’s insurance assessment rate is then determined by the risk category in which it has been classified by the FDIC. Under the assessment schedule applicable for the second semi-annual assessment period of 2002 to BIF-insured institutions (such as the Bank), assessment rates ranged from 0% to 0.27% of deposits. In addition, the Bank is subject to “FICO assessments” to repay obligations issued by a federally chartered corporation to provide financing for resolving the thrift crises of the 1980s. Currently, the FICO assessment rate is .0168%.

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

     In addition, the Federal Reserve has established minimum Leverage Ratio (Tier 1 capital to quarterly average total assets) guidelines for bank holding companies and banks. These guidelines provide for a minimum Leverage Ratio of 3% for bank holding companies and banks that meet certain specified criteria, including having the highest regulatory rating. All other banking organizations are required to maintain a Leverage Ratio of at least 3% plus an additional cushion of 100 to 200 basis points. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a “Tangible Tier 1 Leverage Ratio” in evaluating proposals for expansion or new activities. The Tangible Tier 1 Leverage Ratio is the ratio of Tier 1 capital, less intangibles not deducted from Tier 1 capital, to quarterly average total assets. As of December 31, 2002, the Federal Reserve had not advised the Company of any specific minimum Tangible Tier 1 Leverage Ratio applicable to it. At December 31, 2002, the Company had a Tangible Tier 1 Leverage Ratio of 12.60%.

		TIER 1	TOTAL
	LEVERAGE RATIO	RISKED-BASED RATIO	RISKED-BASED RATIO
Company Ratio as of December 31, 2002	12.60%	17.20%	18.05%
Well Capitalized	5% or above	6% or above	10% or above
Adequately Capitalized	4% or above*	4% of above	8% or above
Undercapitalized	Less than 4%	Less than 4%	Less than 8%
Significantly Undercapitalized	Less than 3%	Less than 3%	Less than 6%

RATIO OF
TANGIBLE EQUITY
TO TOTAL ASSETS
Critically Undercapitalized	2% or below

     *3% for banks with the highest CAMEL (supervisory) rating.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made revisions to several other federal banking statutes. In general, FDICIA subjects depository institutions to significantly increased regulation and supervision. Among other things, FDICIA requires federal bank regulatory authorities to take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements, and imposes certain restrictions upon depository institutions which meet minimum capital requirements but are not “well capitalized” for purposes of FDICIA. FDICIA and the regulations adopted under it establish five capital categories as shown above, with the category for any institution determined by the lowest of any of these ratios shown above.

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

     FDICIA directs that each federal banking agency prescribe standards for depository institutions or depository institutions’ holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses and other standards as they deem appropriate. Many regulations implementing these directives have been adopted by the agencies

     As a member of the FRB, the Bank is subject to regulations requiring depository institutions to maintain reserves against a specified percentage of transaction accounts (primarily NOW and regular checking). Reserves are maintained in the form of vault cash or non-interest bearing deposits with the FRB. The FRB regulations generally require 3%

reserves on the first $36.1 million of transaction accounts; however, the first $6.0 million of these otherwise reservable balances (subject to adjustments by the FRB) are exempted from the 3% reserve requirement. Net transaction balances over $36.1 million are subject to a reserve requirement of $1,083,000 plus 10% of the amount of the net transaction balances over $36.1 million. The Bank is in compliance with the forgoing requirements.

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

5384 Grand Avenue
Gurnee, Illinois 60031

ITEM 3. LEGAL PROCEEDINGS

     Due to the nature of their business, the Company and its subsidiary are often subject to various legal actions. These legal actions, whether pending or threatened, arise through the normal course of business and are not considered unusual or material.

     Between November 2000 and August 2001, the Company purchased commercial lease pools from Commercial Money Center, a now bankrupt equipment leasing company. These lease pools, with outstanding balances of $11.3 million, are secured by assignments of payment streams, underlying equipment and surety bonds. These lease pools are included as impaired loans and leases at December 31, 2002. Upon default of these lease pools, the Company made demand for payment from Illinois Union Insurance Company (“IU”) a wholly owned subsidiary of Ace Limited Insurance Company (“ACE”) and RLI Insurance Company (“RLI”) under the relevant surety bonds. IU, ACE and RLI (the “Sureties”) have failed to make the payments required under the surety bonds. As a result, in April 2002, the Company filed suit against each of the Sureties. The Company’s complaints allege that the Sureties are liable for payment due to the Company under the terms of the bonds. ACE, IU and RLI are seeking to rescind on the surety bonds alleging that the originator of the leases fraudulently induced the insurers to issue the surety bonds, and that the bonds are therefore void. The Company has reviewed these matters with its legal counsel and believes that it has valid claims as the Sureties undertook the responsibility for all credit and fraud underwriting, and waived all defenses associated with the bonds, including defenses of fraud. The Company will continue to assert all the rights and remedies available to it to obtain payment under the bonds.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information set forth under the captions “Stock Market Information”; “Price Summary”; and “Cash Dividends” on Page 62 of the 2002 Annual Report to Stockholders (filed as Exhibit 13 to this report) is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

     The information set forth under the caption “Selected Consolidated Financial Data” on Page 16 of the 2002 Annual Report to Stockholders (filed as Exhibit 13 to this report) is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on Pages 16 through 40 of the 2002 Annual Report to Stockholders (filed as Exhibit 13 to this report) is incorporated herein by reference.

Contractual Obligations, Commitments and Off-Balance Sheet Items

     Some financial instruments are used in the normal course of business to meet financing needs of customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. These involve, to varying degrees, credit and interest rate risk in excess of the amount reported on the financial statements.

     Exposure to credit loss if the other party does not perform is represented by the contractual amount for commitments to extend credit, standby letters of credit and financial guarantees. The same credit policies are used for commitments and conditional obligations as are used for loans.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being used, the commitments do not necessarily represent future cash flow requirements. Standby letters of credit and financial guarantees are conditional commitments to guarantee a customer’s performance to a third party. The table below outlines the type, term and amounts of loan commitments and standby letters of credit as of December 31, 2002:

Unused lines of credit and	Less than	Greater than
commitments to make loans	One Year	One Year	Total
Commercial	$6,200	$23,745	$29,945
Real estate – construction	30,703	7,045	37,748
Real estate – mortgage	12,946	10,136	23,082
Home equity	97	19,149	19,246
Leases	0	340	340
Installment	570	498	1,068

Total	$50,516	$60,913	$111,429
Standby letters of credit	$4,887	$548	$5,435

     At December 31, 2002 the Company had commitments to purchase $954,000 in Community Reinvestment Act (CRA) investments. This commitment is to be funded over six years.

     Securities sold under repurchase agreements (repurchase agreements) have continued to be an alternative to certificates of deposit as a source of funds. At December 31, 2002, the Company had balances of $97.2 million made up of repurchase agreements of which $60.0 million were from related parties.

     The Company had advances from the Federal Home Loan Bank of Chicago in the amount of $6.5 million. These advances bear interest at a fixed rate of 3.90% and mature in August 2007.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information set forth under the caption “Quantitative and Qualitative Disclosures about Market Risk” on pages 38 through 40 of the 2002 Annual Report to Stockholders (filed as Exhibit 13 to this report) is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and the information in the unaudited Note 18, “Quarterly Financial Data (Unaudited)” of the Company and the Independent Auditors’ Report as set forth on pages 42 through 61 of the 2002 Annual Report to Stockholders (filed as Exhibit 13 to this report) are incorporated herein by reference.

     The portions of the 2002 Annual Report to Stockholders which are not specifically incorporated by reference as a part of this Form 10-K are not deemed to be a part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

DIRECTORS - The information with respect to Directors of the Company set forth under the caption “Directors” on page 2 of the Registrant’s Proxy Statement, dated March 25, 2003, relating to the April 24, 2003 Annual Meeting of Stockholders is incorporated herein by reference.

EXECUTIVE OFFICERS - The Company’s only executive officer is Mr. Fred Abdula, the President of the Company at December 31, 2002. The information with respect to Mr. Abdula is set forth under the caption “Directors” on page 2 of the Company’s Proxy Statement, dated March 25, 2003, relating to the April 24, 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth under the caption “Executive Compensation” and “Summary Compensation Table” on page 5 of the Company’s Proxy Statement, dated March 25, 2003, relating to the April 24, 2003 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” on pages 4 and 5 of the Company’s Proxy Statement, dated March 25, 2003, relating to the April 24, 2003 Annual Meeting of Stockholders is incorporated herein by reference.

     The Company currently has no equity compensation plans and accordingly, there are no outstanding options, warrants or rights to purchase Company securities.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption “Compensation Committee Interlocks and Insider Participation” on page 9 of the Company’s Proxy Statement, dated March 25, 2003, relating to the April 24, 2003 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14. DISCLOSURE CONTROLS AND PROCEDURES REPORT

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1. Financial Statements All financial statements of the Company are incorporated herein by reference as set forth under Item 8, Part II of this report on Form 10-K.

2. Financial Statement Schedules Not applicable

3. Exhibits (Numbered in accordance with Item 601 of Regulation S-K) The following exhibits are filed as part of this report:

3-A	Articles of Incorporation of the Company, as amended to date. (Filed with Company’s annual report on Form 10-K for the year ended December 31, 1994 Commission File 0-19300 and incorporated herein by reference.)

3-B	Bylaws of the Company, as amended to date. (Filed with Company’s annual report on Form 10-K for the year ended December 31, 1994 Commission File 0-19300 and incorporated herein by reference.)

11	Statement of Computation of per share earnings. Contained in Notes 1 and 14 to the consolidated financial statements disclosed on pages 48 and 58 of the 2002 Annual Report to Stockholders (filed as Exhibit 13 to this report) is incorporated herein by reference.

13	Copy of the Company’s Annual Report to Stockholders for the year ended December 31, 2002. This exhibit, except for portions thereof that have been specifically incorporated by reference into this report, is furnished for the information of the Commission and shall not be deemed “filed” as part hereof.

21	List of Subsidiaries.

99	Section 906 Certification

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2002.

(c)	Exhibit List and Index

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, on this 25th day of March 2003.

NORTHERN STATES FINANCIAL CORPORATION

          (Registrant)

/s/ Fred Abdula	Fred Abdula, Chairman of the Board and President (Principal Executive Officer)

/s/ Thomas M. Nemeth	Thomas M. Nemeth, Vice President and Treasurer (Principal Financial Officer and Principal Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each director of the Registrant, whose signature appears below, hereby appoints Fred Abdula and Thomas M. Nemeth and each of them severally, as his attorney-in-fact, to sign in his name and on his behalf, as a director of the Registrant, and to file with the Commission any and all Amendments to this Report on Form 10-K, on this 25th day of March 2003.

Fred Abdula, Director	/s/ Fred Abdula

Kenneth W. Balza, Director	/s/ Kenneth W. Balza

Jack H. Blumberg, Director	/s/ Jack H. Blumberg

Frank Furlan, Director	/s/ Frank Furlan

Harry S. Gaples, Director	/s/ Harry S. Gaples

James A. Hollensteiner, Director	/s/ James A. Hollensteiner

Raymond M. Mota, Director	/s/ Raymond M. Mota

Helen Rumsa, Director	/s/ Helen Rumsa

Frank Ryskiewicz, Director	/s/ Frank Ryskiewicz

Henry G. Tewes, Director	/s/ Henry G. Tewes

Arthur J. Wagner, Director	/s/ Arthur J. Wagner

NORTHERN STATES FINANCIAL CORPORATION

I, Fred Abdula, certify that:

1.	I have reviewed this annual report on Form 10-K of Northern States Financial Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the annual report, the “Evaluation Date”; and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 25, 2003	By:	/s/ Fred Abdula Fred Abdula Chairman of the Board of Directors and President

NORTHERN STATES FINANCIAL CORPORATION

I, Thomas M. Nemeth, certify that:

1.	I have reviewed this annual report on Form 10-K of Northern States Financial Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the annual report, the “Evaluation Date”; and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 25, 2003	By:	/s/ Thomas M. Nemeth Thomas M. Nemeth Vice President and Treasurer

NORTHERN STATES FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2002

EXHIBIT INDEX

Exhibits

3-A	Articles of Incorporation of the Company, as amended to date.
(Filed with Company’s annual report on Form 10-K for the year ended December 31, 1994 Commission File 0-19300 and incorporated here by reference.)

3-B	Bylaws of the Company, as amended to date. (Filed with Company’s annual report on Form 10-K for the year ended December 31, 1994 Commission File 0-19300 and incorporated here by reference.)

11	Statement of Computation of per share earnings. Contained in Notes 1 and 14 to the consolidated financial statements, disclosed in the 2002 Annual Report to Stockholders (filed as Exhibit 13 to this report) and incorporated herein by reference.

13	Copy of the Company’s Annual Report to Stockholders for the year ended December 31, 2002. This exhibit, except for portions thereof that have been specifically incorporated by reference into this Report, is furnished for the information of the Commission and shall not be deemed “filed” as part hereof.

21	List of Subsidiaries.

99	Section 906 Certification