Form 10-Q
period 2003-03-31
NORTHERN STATES FINANCIAL CORP /DE/
filed 2003-05-13
CIK 744485

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending March 31, 2003

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ___________

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).      YES:           NO: XXX

4,305,105 shares of common stock were outstanding
as of March 31, 2003

NORTHERN STATES FINANCIAL CORPORATION AND SUBSIDIARY
FORM 10-Q
March 31, 2003
INDEX

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders
Northern States Financial Corporation
Waukegan, Illinois

     We have reviewed the condensed consolidated balance sheet of NORTHERN STATES FINANCIAL CORPORATION as of March 31, 2003 and the related condensed consolidated statements of income and cash flows for the three month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our reviews, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Northern States Financial Corporation as of December 31, 2002, and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 7, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Crowe Chizek and Company LLC
Oak Brook, Illinois
May 2, 2003

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2003 and December 31, 2002
(In thousands of dollars) (Unaudited)

	March 31,	December 31,
Assets	2003	2002

Cash and due from banks	$14,226	$16,475
Interest bearing deposits in financial institutions -
maturities less than 90 days	74	163
Federal funds sold	0	20,940

Total cash and cash equivalents	14,300	37,578
Securities available for sale	265,360	236,898
Loans and leases	361,162	352,124
Less: Allowance for loan losses	(3,559)	(3,698)

Loans and leases, net	357,603	348,426
Federal Home Loan Bank stock	1,782	1,734
Office buildings and equipment, net	5,536	5,478
Other real estate owned	2,603	2,022
Accrued interest receivable and other assets	3,638	3,540

Total assets	$650,822	$635,676

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand — noninterest bearing	$48,568	$47,658
Interest bearing	399,708	401,936

Total deposits	448,276	449,594
Securities sold under repurchase agreements
and other short-term borrowings	112,271	97,181
Federal Home Loan Bank advances	6,500	6,500
Advances from borrowers for taxes and insurance	907	466
Accrued interest payable and other liabilities	5,442	5,343

Total liabilities	573,396	559,084
Stockholders’ Equity
Common stock	1,789	1,789
Additional paid-in capital	11,584	11,584
Retained earnings	67,339	65,957
Accumulated other comprehensive income, net	1,102	1,365
Treasury stock, at cost	(4,388)	(4,103)

Total stockholders’ equity	77,426	76,592

Total liabilities and stockholders’ equity	$650,822	$635,676

     The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three months ended March 31, 2003 and 2002
(In thousands of dollars, except per share data) (Unaudited)

	Three months ended

	March 31,	March 31,
	2003	2002

Interest income
Loans (including fee income)	$5,232	$5,430
Securities
Taxable	1,702	2,409
Exempt from federal income tax	82	122
Federal funds sold and other	19	50

Total interest income	7,035	8,011

Interest expense
Time deposits	1,783	1,924
Other deposits	376	504
Other borrowings	546	669

Total interest expense	2,705	3,097

Net interest income	4,330	4,914
Provision for loan losses	130	75

Net interest income after provision for
loan losses	4,200	4,839

Noninterest income
Service fees on deposits	514	478
Trust income	157	180
Net gains on sales of securities	0	8
Mortgage banking income	120	86
Other operating income	135	160

Total noninterest income	926	912

Noninterest expense
Salaries and employee benefits	1,700	1,642
Occupancy and equipment, net	370	347
Data processing	133	158
Legal	383	47
Other operating expenses	366	540

Total noninterest expense	2,952	2,734

Income before income taxes	2,174	3,017
Provision for income taxes	792	1,017

Net income	$1,382	$2,000

Basic and diluted earnings per share	$0.32	$0.45
Comprehensive income	$1,119	$1,105

     The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2003 and 2002
(In thousands of dollars) (Unaudited)

	Three months ended

	March 31,	March 31,
	2003	2002

Cash flows from operating activities
Net income	$1,382	$2,000
Adjustments to reconcile net income to net cash from
operating activities:
Depreciation	93	94
Net gains on sales of securities	0	(8)
Federal Home Loan Bank stock dividends	(48)	(24)
Provision for loan losses	130	75
Net change in accrued interest receivable and other assets	98	(364)
Net change in accrued interest payable and other liabilities	99	(428)

Net cash from operating activities	1,754	1,345

Cash flows from investing activities
Proceeds from maturities and calls of securities available for sale	312,154	63,436
Proceeds from sales of securities available for sale	0	4,436
Purchases of securities available for sale	(341,045)	(61,943)
Change in loans made to customers	(9,918)	(1,293)
Property and equipment expenditures	(151)	(34)

Net cash from investing activities	(38,960)	4,602

Cash flows from financing activities
Net increase (decrease) in:
Deposits	(1,318)	(12,319)
Securities sold under repurchase agreements and other short-term borrowings	15,090	231
Advances from borrowers for taxes and insurance	441	126
Repayment of Federal Home Loan Bank advances	0	(5,000)
Net proceeds from exercise of stock options	0	21
Purchases of treasury stock	(285)	0

Net cash from financing activities	13,928	(16,941)

Net change in cash and cash equivalents	(23,278)	(10,994)
Cash and cash equivalents at beginning of period	37,578	34,315

Cash and cash equivalents at end of period	$14,300	$23,321

     The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

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

     The interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes (or “notes thereto”) of the Company for the years ended December 31, 2002, 2001 and 2000. The results of operations for the three month period ended March 31, 2003, are not necessarily indicative of the results to be expected for the full year.

     Net income was utilized to calculate both basic and diluted earnings per share for all periods presented. Information regarding weighted average shares utilized in computing basic and diluted earnings per share is as follows:

	Three months ended

	March 31,	March 31,
	2003	2002

Average outstanding common shares	4,308,216	4,472,227
Effect of stock options	0	18

Average outstanding shares for diluted earnings per share	4,308,216	4,472,245

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

(Dollar amounts in thousands, except per share data)

(Unaudited)

     On April 17, 2002 it was announced that the Northern States Financial Corporation’s Board of Directors had approved a stock repurchase program that allows the Company to purchase up to 200,000 shares of Northern States Financial Corporation stock either in open market or private transactions. At February 19, 2003 the Company announced that it had approved an additional repurchase program to purchase an additional 200,000 shares of its stock. At March 31, 2003, 167,150 shares of treasury stock had been purchased that the Company carries at cost.

     Information related to stockholders’ equity was as follows:

	March 31,	December 31,
	2003	2002

Par value per share	$0.40	$0.40
Authorized shares	6,500,000	6,500,000
Issued shares	4,472,255	4,472,255
Treasury shares	167,150	157,150
Outstanding shares	4,305,105	4,315,105

Note 2 — Commitments, Off-Balance Sheet Risk and Contingencies

     At March 31, 2003 and December 31, 2002, the contract amount of the Company’s off-balance sheet commitments were as follows:

	March 31,	December 31,
	2003	2002

Unused lines of credit and commitments to make loans:
Fixed rate	$12,289	$11,533
Variable rate	81,656	99,896

Total	$93,945	$111,429

Standby letters of credit	$6,048	$5,435

     Since many commitments to make loans expire without being used, the amounts above do not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitments is determined using management’s credit evaluation of the borrower, and may include commercial and residential real estate and other business and consumer assets.

     Commitments to make loans to related parties totaled $465 and $1,006 at March 31, 2002 and December 31, 2002.

     The Company also has Community Reinvestment Act investment commitments outstanding of $871 as of March 31, 2002. The commitment is to be funded over the next six years.

NORTHERN STATES FINANCIAL CORPORATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

     The following discussion focuses on the consolidated financial condition of the Northern States Financial Corporation (the “Company”) at March 31, 2003 and the consolidated results of operations for the three month period ended March 31, 2003, compared to the same period of 2002. The purpose of this discussion is to provide a better understanding of the condensed consolidated financial statements of Northern States Financial Corporation and the operations of its wholly owned subsidiary, the Bank of Waukegan (the “Bank”) and the Bank’s wholly owned subsidiary, Northern States Community Development Corporation (“NSCDC”). This discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto included herein.

     The statements contained in this management’s discussion and analysis that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to March 31, 2003 to differ materially from those expressed in any such forward-looking statements.

FINANCIAL CONDITION

     The consolidated total assets for the Company were $650.8 million at March 31, 2003, increasing $15.1 million from December 31, 2002. The increase was attributable to growth to the Company’s loan and securities portfolios.

     The Company had no federal funds sold at March 31, 2003 compared to $20.9 million at December 31, 2002. The Company’s federal funds sold position decreased in order to fund increases to loans and securities.

     The carrying value of the Company’s securities available for sale was $265.4 million at March 31, 2003, an increase of $28.5 million from the previous year-end. Securities during the three months ended March 31, 2003 increased as pledging requirements to secure repurchase agreements rose. At March 31, 2003 securities pledged totaled $233.3 million increasing from $225.3 million at year-end. With the magnitude of calls and maturities of securities during the first quarter of 2003, securities were also purchased in anticipation of further calls and maturities in the second quarter of 2003. The statement of cash flows shows that $312.2 million in securities were called or matured during the first three months of 2003 compared to only $63.4 million for the same period last year. With interest rates falling the issuers of securities had incentive to call the securities. At March 31, 2003 the Company has $116.0 million in U.S. Government agency securities with call options.

     The Company’s loans and leases grew by $9.0 million to $361.9 million at March 31, 2003 from December 31, 2002. The commercial loan portfolio decreased $2.6 million from year-end as commercial loans secured by real estate are transferred to the real estate mortgage portfolio to more consistently reflect the underlying collateral of these loans. Real estate construction loans increased slightly by $.9 million.

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Real estate mortgages increased by $7.0 million due to disbursements of $4.3 million for motel loans and $1.8 million for a strip shopping mall. The Company’s home equity loans increased by $1.7 million indicating the continued popularity of this type of loan because of its tax advantages to the borrower. Installment consumer loans also increased from year-end by $1.8 million. At March 31, 2003 loans to related parties totaled $5.0 million increasing from $2.5 million at December 31, 2002.

During the first three months of 2003, deposits at the Company decreased slightly by $1.3 million from December 31, 2002. Deposits from municipal and other public entity depositors decreased $7.6 million from year-end. This decline resulted from the normal cyclical nature of public entities drawing down their balances for operational purposes during the early part of the year until real estate tax payments are received during the second half of the year. This decrease was partially offset by increases to retail deposits that grew by $5.9 million during the first quarter of 2003. Offering competitive interest rates helped to increase retail certificates of deposit and, to a lesser extent, retail savings, NOW and demand-noninterest bearing accounts.

Securities sold under repurchase agreements and other short-term borrowings at the Company increased by $15.1 million from December 31, 2002 with balances of $112.3 million at March 31, 2003. The increase is related to the use of federal funds purchased, which totaled $16.5 million at March 31, 2003, compared to zero at December 31, 2003, for short-term liquidity purposes. Securities sold under repurchase agreements are offered through an overnight repurchase agreement product and a term product with maturities from 7 days to one year and totaled $95.8 million at March 31, 2003. Repurchase agreements provide a source of funds to the Company that do not increase reserve requirements with the Federal Reserve Bank or create an expense relating to FDIC insurance. At March 31, 2003 securities sold under repurchase agreements to related parties totaled $55.6 million. Borrowings from the Federal Home Loan Bank through term advances remained at $6.5 million at March 31, 2003.

Total stockholders’ equity increased $834,000 to $77.4 million during the three months ended March 31, 2003. The increase is the result of net income of $1,382,000, less the adjustment in the valuation allowance for the market value of securities available for sale, net of tax, of $263,000, and less $285,000 due to the purchase of 10,000 shares of the Company’s common stock as treasury stock. The Company expects that the common stock repurchase programs will increase future earnings per share and return on average equity.

The tier 1 capital to average asset ratio at March 31, 2003 was 12.09% and the total tier 2 capital to asset ratio, on a risk adjusted basis, amounted to 17.98%, exceeding the minimum required to be well capitalized under prompt corrective action regulations, which minimums are 5.00% and 10.00%. Book value per share was $17.98 at March 31, 2003 as compared to $17.75 at December 31, 2002. On March 31, 2003, the Company and the Bank were in compliance with all applicable regulatory capital requirements.

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NET INCOME

     The consolidated net income for the quarter ended March 31, 2003 was $1,382,000, a decrease of $618,000 or 30.9%, as compared to net income of $2,000,000 for the same period the previous year. Basic and diluted earnings per share for the first quarter of 2003 were $.32 compared to $.45 for the same quarter last year. The annualized return on average assets was .88% for the quarter, decreasing from 1.39% for the same quarter the previous year.

NET INTEREST INCOME

     Net interest income, the difference between interest income earned on average interest earning assets and interest expense on average interest bearing liabilities, decreased $584,000 to $4,330,000 during the three months ended March 31, 2003, compared to the same three months in 2002.

     One of the major factors affecting net interest income during the first quarter of 2003 was the level of nonperforming loans and leases. Nonaccrual loans and leases at March 31, 2003 totaled $14.3 million as compared to $2.6 million at March 31, 2002. Lease pools totaling $11.3 million were placed on non-accrual status at June 30, 2002. Prior to being placed on non-accrual status the Company had been recognizing income of $290,000 per quarter on these leases.

     In addition, interest rates during the first quarter of 2003 were lower compared to the first quarter of 2002. The lower rates are evidenced by the prime lending rate that during the first quarter of 2003 was 4.25% compared to 4.75% during the same period last year. The effects of these lower interest rates on net interest income can be seen in Table 1, “Analysis of Average Balance and Tax Equivalent Rates for the Three Months ended March 31, 2003 and 2002”. Table 1 shows that the net yield on interest earning assets decreased 75 basis points to 2.90% during the first quarter of 2003 from 3.65% last year.

     Interest earning asset yields declined during the first quarter of 2003 by 123 basis points compared to the first quarter of 2002. Much of the decrease is from the loss of interest income on nonaccrual loans and leases. Also, yields earned on taxable securities decreased 195 basis points to 2.93% during the first three months of 2003 compared to the same period last year where yields were 4.88%. Interest income on taxable securities consequently declined by $707,000 during the first quarter of 2003 compared to last year. The effect of the first quarter calls and maturities, combined with the calls and maturities that took place during the last nine months of 2002, is that the yields on taxable securities have fallen to a much greater extent than loans as new securities were purchased with lower interest rates.

     Yields on interest bearing liabilities decreased by 64 basis points during the first quarter of 2003 to 2.16% compared to the first quarter of 2002 yields of 2.80%. The lower rates paid on interest bearing liabilities had the effect of lowering interest expense during the first quarter of 2003 by $392,000 compared to the same quarter of 2002.

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 1

NORTHERN STATES FINANCIAL CORPORATION
ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES
For the Three Months Ended March 31, 2003 and 2002
($ 000s)

		2003			2002

	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Loans (1)(2)(3)	$358,148	$5,243	5.86%	$326,654	$5,443	6.67%
Taxable securities (4)	234,359	1,702	2.93%	197,574	2,409	4.88%
Tax-advantaged securities (2)(4)	7,958	125	6.51%	10,631	185	7.12%
Federal funds sold and other	6,568	19	1.16%	12,417	50	1.61%

Interest earning assets (4)	607,033	7,089	4.69%	547,276	8,087	5.92%
Noninterest earning assets	21,131			26,457

Average assets	$628,164			$573,733

Liabilities and stockholders’ equity
NOW deposits	$49,491	$82	.66%	$44,895	$106	.94%
Money market deposits	48,718	174	1.43%	50,766	230	1.81%
Savings deposits	48,910	120	.98%	45,766	168	1.47%
Time deposits	252,747	1,783	2.82%	211,598	1,924	3.64%
Other borrowings	100,203	546	2.18%	89,704	669	2.98%

Total interest bearing liabilities	500,069	2,705	2.16%	442,729	3,097	2.80%

Demand deposits	45,636			46,366
Other noninterest earning liabilities	5,404			7,062
Stockholders’ equity	77,055			77,576

Average liabilities and Stockholders’ equity	$628,164			$573,733

Net interest income		$4,384			$4,990

Net yield on interest earning assets (4)			2.90%			3.65%

Interest bearing liabilities
To earning assets ratio			82.67%			80.97%

(1)	–	Interest income on loans includes loan origination and other fees of $86 and $104 for the three months ended March 31, 2003 and 2002.

(2)	–	Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34% rate.

(3)	–	Non-accrual loans are included in average loans.

(4)	–	Rate information was calculated on the average amortized cost for securities. The three months ended March 31, 2003 and 2002 average balance information includes an average unrealized gain for taxable securities of $1,877 and $235 and for tax-advantaged securities $275 and $242.

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

ASSET QUALITY AND THE PROVISION FOR LOAN LOSSES

     Management, with the concurrence of the Board of Directors, after carefully reviewing the adequacy of the allowance for loan losses and the levels of nonperforming and impaired loans and leases, found that a $130,000 provision for loan losses was necessary for the three months ended March 31, 2003. The provision for loan losses for the first quarter of 2002 was $75,000.

     At March 31, 2003, the allowance for loan losses was $3,559,000 or .99% of loans and leases as compared to 1.05% of loans at December 31, 2002. During the first quarter of 2003, $269,000 in loans were charged off through the allowance compared to $250,000 during the same period last year. There were no recoveries of loans previously charged off during the first quarter of 2002 compared to $3,000 in recoveries during the same period in 2002.

     Nonperforming loans and leases, which includes loans and leases on nonaccrual status and loans and leases 90 days or more past due and in the process of collection, were $21.0 million at March 31, 2003 or 5.82% of loans and leases. Nonperforming loan and lease totals increased $6.9 million from December 31, 2002 when nonperforming loan levels were $14.1 million or 4.00% of loans and leases. In early April 2003, payments were received on a $4.3 million loan that had been 90 days or more past due at quarter end, which brought the loan up to date and reduced nonperforming loans. The largest group of nonperforming loans and leases consists of lease pools totaling $11.3 million that were placed on nonaccrual status at June 30, 2002. The lease pools had been purchased from an investment-banking house and are secured by equipment and carry surety bonds. The Company is in the process of collecting, through legal proceedings, on these leases from the insurance companies that issued the surety bonds. Of the remaining $9.7 million nonperforming loans that are not part of the lease pools discussed, $9.0 million are secured by real estate.

     Impaired loans and leases at March 31, 2003 were $14.3 million increasing from $13.2 million at December 31, 2002. The Company considers a loan or lease impaired if it is expected that full principal and interest will not be collected under the contractual terms of the note. Impaired loans and leases are carried at the present value of expected cash flows discounted at the loan’s effective interest rate or at the fair value of the collateral, if the loan and lease is collateral dependent. The amount of the allowance for loan losses allocated for impaired loans and leases was $1,208,000 at March 31, 2003, decreasing slightly from $1,307,000 at year-end because of impaired loans that were charged-off during the quarter. The portion of the amount of the allowance allocated to the $11.3 million in impaired lease pools was $604,000 at March 31, 2003.

     Management and the Board of Directors analyze the adequacy of the allowance for loan losses at least quarterly. Loans judged to be impaired, loans with probable incurred loss exposure, loans that are no longer accruing interest, and historical net loan loss percentages are reviewed in the analysis of the allowance for loan losses. Factors considered in assessing the adequacy of the allowance include: changes in the type and volume of the loan portfolio; review of the larger credits within the Bank; historical loss experience; current economic trends and conditions; review of the present value of expected cash flows and fair value of collateral on impaired loans; loan growth; and other factors management deems appropriate. Based on management’s and the Board of Directors’ analysis, the allowance for loan losses at March 31, 2003 is adequate to cover probable incurred credit losses.

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

     Another component of non-performing assets is other real estate owned that consists of assets acquired through loan foreclosure and repossession. The fair value of other real estate owned is reviewed by management at least quarterly to assure the reasonableness of its carrying value, which is lower of cost or the fair value less estimated selling costs. At March 31, 2003, other real estate owned was $2.6 million increasing from $2.0 million at December 31, 2002. During the first quarter of 2003, the Company acquired, through foreclosure, two properties that had been used to secure loans.

     One major piece of property reported as other real estate owned is carried at the amount of $1,783,000 and was acquired by the Bank of Waukegan through the receipt of a deed in lieu of foreclosure in 1987. The parcel consists of approximately 525,000 square feet of land situated on Lake Michigan in Waukegan, Illinois. During the fourth quarter of 2002, the Bank formed Northern States Community Development Corporation (“NSCDC”), as a subsidiary of the Bank. NSCDC assets consist of cash and this parcel of other real estate owned. For financial accounting purposes the other real estate is consolidated into the Bank and is reported as other real estate owned at the Company level. This subsidiary was formed for the purpose of developing and selling this parcel as part of the City of Waukegan’s lakefront development plans. Proposals under discussion for use of this property include the building of a minor league baseball park and condominiums.

NONINTEREST INCOME

     Noninterest income for the three months ended March 31, 2003 was $926,000 as compared to $912,000 for the three months ended March 31, 2002, an increase of $14,000. Service fees on deposits and mortgage banking income contributed to the increase in noninterest income. Service fees on deposits increased by $36,000 as compared to the same quarter last year because of increased overdraft fee income due to the Company’s overdraft program that honors overdraft items on qualified retail customers up to $500. Mortgage banking income increased in the first quarter of 2003 by $34,000 as lower home mortgage rates caused the level of mortgage banking activity to increase and has also caused fee percentages to increase. The Company originates mortgage loans that are closed on behalf of other institutions that fund and own the loans, with the Company receiving a fee. During the first three months of 2003, $6.1 million in these types of loan applications were processed and closed by the mortgage banking area compared to $5.8 million during the same period last year.

     Offsetting these increases to noninterest income was a decline to trust fee income by $23,000 compared to trust fees earned during the same quarter last year. Much of trust fee income is tied to the performance of stocks held in trusts and with the continued lackluster performance of stocks, trust fee income consequently declined. Other operating income during the third quarter of 2002 was also $25,000 less as compared to last year due in part from reduced fee income on servicing sold loans as the sold and serviced loan balances continue to decline. The Company realized nonrecurring net gains of $8,000 during the first quarter of 2002 from the sales of securities.

NONINTEREST EXPENSES

     Noninterest expenses for the quarter ended March 31, 2003 were $2,952,000, increasing $218,000 from the same quarter last year. The Company’s efficiency ratio, noninterest expenses divided by the sum of net interest income and noninterest income, was 56.16% for the first quarter of 2003 as compared to 46.93%

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION

for the same quarter of 2002. Increases to legal fees, as discussed below, primarily impacted this ratio. The efficiency ratio is frequently used as an indicator as to how well a financial institution manages its noninterest expenses with a decreasing ratio showing increased performance.

     Increases in salary and employee benefit expenses of $58,000 occurred during the first quarter of 2003 compared to the same period last year. Regular salary expense was 3.9% or $49,000 greater during the first quarter of 2003 as the result of annual merit increases. Group insurance expense increased $17,000 during the first quarter of 2003 compared to last year due to increases to insurance premiums. Compensation expense relating to stock appreciation rights were $22,000 less during the three months ended March 31, 2003 than for the same three months last year as all outstanding stock appreciation rights were exercised in 2002 and they are presently not being awarded.

     Occupancy expenses for the first quarter of 2003 were $370,000, $23,000 greater than during the first quarter of 2002. Real estate taxes on the Company’s properties have increased $10,000 during the first quarter of 2003 as the electorate has passed education related bond referendums. Maintenance expenses increased $13,000 as the Company’s equipment has aged and requires more repairs.

     Data processing expense decreased $25,000 during the three months ended March 31, 2003 to $133,000 compared to $158,000 last year. Data processing expense declined as last year there had been one-time implementation processing costs to set up the Company’s overdraft program.

     Legal expenses increased $336,000 during the first quarter of 2003 compared to the same time period last year. The increased levels of nonperforming loans and leases and the collection efforts required has caused legal expenses to increase. Much of the increase in legal expenses pertains to the nonperforming lease pools that totaled $11.3 million at March 31, 2003. It is expected that litigation against the insurance companies that issued the surety bonds on the lease pools will continue into 2004.

     The Company’s other operating expenses during the first three months of 2003 were $174,000 less than during the same period of 2002. At the end of 2002 the Company had made a contribution totaling $183,000. The Company subsequently received information late in the first quarter of 2003 that disallowed the contribution. The Company consequently reversed the contribution expense in the first quarter of 2003 and the tax benefit related to the contribution.

FEDERAL AND STATE INCOME TAXES

     For the three months ended March 31, 2003 and 2002, the Company’s provisions for federal and state income taxes were $792,000 and $1,017,000, which as a percentage of pretax earnings was 36.4% and 33.7%. The tax rate as a percentage of pretax earnings has increased in 2003 as the result of the reversal of a tax benefit taken late in 2002 in the amount of $72,000 based on a contribution made at that time. Income taxes as a percentage of pretax earnings would have been 32.6% if the tax benefit reversal had not taken place.

NORTHERN STATES FINANCIAL CORPORATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     The following Table 2, “Effect of Interest Shocks on Financial Instruments as of December 31, 2002 and December 31, 2001”, shows how interest rate shocks of decreasing rates 2% and increasing rates 2% effect the fair value of the Company’s financial instruments. The data shown in Table 2 is as of December 31, 2002 as it is the most current period available from the computer simulation model. The computer simulation model used to do the interest rate shocks and calculate the effect on the fair value of the Company’s financial instruments takes into consideration maturity and repricing schedules of the various assets and liabilities. At December 31, 2002 the fair value of securities available for sale increases $2.1 million when rates are shocked downward 2% while the fair value decreases $6.2 million for a 2% upwards rate shock. The change in fair value of securities is smaller when rates are shocked down because there were call provisions on $113.8 million of the U.S. Government agency securities at December 31, 2002. At December 31, 2002 the fair value of the Company’s financial asset instruments was $640.9 million compared to the book or carrying value on the Company’s financial asset instruments at December 31, 2002 of $627.6 million.

NORTHERN STATES FINANCIAL CORPORATION

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

TABLE 2

NORTHERN STATES FINANCIAL CORPORATION
EFFECT OF INTEREST SHOCKS ON FINANCIAL INSTRUMENTS
as of December 31, 2002 and December 31, 2001
($000s)

	Fair Value at December 31, 2002

	Down 2%	Current	Up 2%

Assets
Cash and cash equivalents	$37,580	$37,578	$37,576
Securities available for sale	238,968	236,898	230,683
Loans and leases	379,290	361,709	345,796
Federal Home Loan Bank stock	1,734	1,734	1,734
Accrued interest receivable	2,951	2,951	2,951
Financial liabilities:
Deposits	$454,566	$451,460	$448,508
Securities sold under repurchase agreements and other short-term borrowings	97,437	97,192	96,948
Federal Home Loan Bank term advances	7,102	6,523	5,995
Advances from borrowers for taxes and insurance	466	466	466
Accrued interest payable	3,407	3,407	3,407

	Fair Value at December 31, 2001

	Down 2%	Current	Up 2%

Assets
Cash and cash equivalents	$34,317	$34,315	$34,313
Securities available for sale	218,779	213,982	201,848
Loans and leases	336,441	333,465	311,431
Federal Home Loan Bank stock	1,647	1,647	1,647
Accrued interest receivable	4,592	4,592	4,592
Financial liabilities:
Deposits	$428,176	$409,012	$412,329
Securities sold under repurchase agreements and other short-term borrowings	87,008	86,246	85,502
Federal Home Loan Bank term advances	10,088	10,000	9,914
Advances from borrowers for taxes and insurance	743	743	743
Accrued interest payable	4,916	4,916	4,916

NORTHERN STATES FINANCIAL CORPORATION

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES REPORT

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Due to the nature of their business, the Company and its subsidiary are often subject to various legal actions. These legal actions, whether pending or threatened, arise through the normal course of business and are not considered unusual or material, other than as discussed below.

     Between November 2000 and August 2001, the Company purchased commercial lease pools from Commercial Money Center, a now bankrupt equipment leasing company. These lease pools, with outstanding balances of $11.3 million, are secured by assignments of payment streams, underlying equipment and surety bonds. These lease pools are included as impaired loans and leases at March 31, 2003. Upon default of these lease pools, the Company made demand for payment from Illinois Union Insurance Company (“IU”) a wholly owned subsidiary of Ace Limited Insurance Company (“ACE”) and RLI Insurance Company (“RLI”) under the relevant surety bonds. IU, ACE and RLI (the “Sureties”) have failed to make the payments required under the surety bonds. As a result, in April 2002, the Company filed suit against each of the Sureties. The Company’s complaints allege that the Sureties are liable for payment due to the Company under the terms of the bonds. ACE, IU and RLI are seeking to rescind on the surety bonds alleging that the originator of the leases fraudulently induced the insurers to issue the surety bonds, and that the bonds are therefore void. The Company has reviewed these matters with its legal counsel and believes that it has valid claims as the Sureties undertook the responsibility for all credit and fraud underwriting, and waived all defenses associated with the bonds, including defenses of fraud. The Company will continue to assert all the rights and remedies available to it to obtain payment under the bonds.

NORTHERN STATES FINANCIAL CORPORATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     Exhibit 99.1 Section 906 Certifications.

     Form 8-K (Item 5) filed with the SEC on February 19, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to sign on its behalf by the undersigned hereunto duly authorized, on this 13th day of May 2003.

NORTHERN STATES FINANCIAL CORPORATION
(Registrant)

Date: May 13, 2003	By: /s/ Fred Abdula
Fred Abdula
Chairman of the Board of
Directors and President

Date: May 13, 2003	By: /s/ Thomas M. Nemeth
Thomas M. Nemeth
Vice President and Treasurer

NORTHERN STATES FINANCIAL CORPORATION

SECTION 302 CERTIFICATIONS

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	May 13, 2003	By: /s/ Fred Abdula
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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	May 13, 2003	By: /s/ Thomas M. Nemeth
Thomas M. Nemeth
Vice President and Treasurer