Form 10-Q
period 2003-06-30
NORTHERN STATES FINANCIAL CORP /DE/
filed 2003-08-08
CIK 744485

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending June 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).       YES: XXX      NO:

4,305,105 shares of common stock were outstanding
as of June 30, 2003

NORTHERN STATES FINANCIAL CORPORATION AND SUBSIDIARY
FORM 10-Q
June 30, 2003
INDEX

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders
Northern States Financial Corporation
Waukegan, Illinois

     We have reviewed the condensed consolidated balance sheet of NORTHERN STATES FINANCIAL CORPORATION as of June 30, 2003 and the related condensed consolidated statements of income for the three and six month periods ended June 30, 2003 and 2002 and the condensed consolidated statements of cash flows for the six month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

     /s/ Crowe Chizek and Company LLC

Oak Brook, Illinois
July 24, 2003

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2003 and December 31, 2002
(In thousands of dollars) (Unaudited)

	June 30,	December 31,
	2003	2002

Assets
Cash and due from banks	$18,033	$16,475
Interest bearing deposits in financial institutions - maturities less than 90 days	159	163
Federal funds sold	1,787	20,940

Total cash and cash equivalents	19,979	37,578
Securities available for sale	252,974	236,898
Loans and leases	351,658	352,124
Less: Allowance for loan and lease losses	(3,788)	(3,698)

Loans and leases, net	347,870	348,426
Federal Home Loan Bank stock	1,810	1,734
Office buildings and equipment, net	5,534	5,478
Other real estate owned	2,422	2,022
Accrued interest receivable and other assets	3,148	3,540

Total assets	$633,737	$635,676

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand - noninterest bearing	$49,587	$47,658
Interest bearing	402,130	401,936

Total deposits	451,717	449,594
Securities sold under repurchase agreements and other short-term borrowings	93,590	97,181
Federal Home Loan Bank advances	6,500	6,500
Advances from borrowers for taxes and insurance	506	466
Accrued interest payable and other liabilities	4,525	5,343

Total liabilities	556,838	559,084
Stockholders’ Equity
Common stock	1,789	1,789
Additional paid-in capital	11,584	11,584
Retained earnings	66,516	65,957
Accumulated other comprehensive income, net	1,398	1,365
Treasury stock, at cost	(4,388)	(4,103)

Total stockholders’ equity	76,899	76,592

Total liabilities and stockholders’ equity	$633,737	$635,676

     The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three and six months ended June 30, 2003 and 2002
(In thousands of dollars, except per share data) (Unaudited)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Interest income
Loans (including fee income)	$5,114	$5,590	$10,346	$11,020
Securities
Taxable	1,699	2,204	3,401	4,613
Exempt from federal income tax	85	110	167	232
Federal funds sold and other	17	60	36	110

Total interest income	6,915	7,964	13,950	15,975

Interest expense
Time deposits	1,626	1,731	3,409	3,655
Other deposits	354	495	730	999
Other borrowings	542	581	1,088	1,250

Total interest expense	2,522	2,807	5,227	5,904

Net interest income	4,393	5,157	8,723	10,071
Provision for loan and lease losses	150	75	280	150

Net interest income after provision for loan and lease losses	4,243	5,082	8,443	9,921

Noninterest income
Service fees on deposits	570	518	1,084	996
Trust income	174	183	331	363
Mortgage banking income	117	43	237	129
Other operating income	225	183	360	351

Total noninterest income	1,086	927	2,012	1,839

Noninterest expense
Salaries and employee benefits	1,705	1,676	3,405	3,318
Occupancy and equipment, net	339	331	709	678
Data processing	174	147	307	305
Legal	200	93	583	140
Other operating expenses	632	570	998	1,110

Total noninterest expense	3,050	2,817	6,002	5,551

Income before income taxes	2,279	3,192	4,453	6,209
Provision for income taxes	777	1,098	1,569	2,115

Net income	$1,502	$2,094	$2,884	$4,094

Basic and diluted earnings per share	$0.35	$0.47	$0.67	$0.92
Comprehensive income	$1,798	$4,094	$2,917	$5,199

     The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 30, 2003 and 2002
(In thousands of dollars) (Unaudited)

	Six months ended
	June 30,	June 30,
	2003	2002
Cash flows from operating activities
Net income	$2,884	$4,094
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	189	188
Net gains on sales of securities	0	(8)
Net gains on sales of other real estate owned	(29)	0
Federal Home Loan Bank stock dividends	(76)	(44)
Provision for loan and lease losses	280	150
Net change in accrued interest receivable and other assets	445	782
Net change in accrued interest payable and other liabilities	(818)	(2,107)

Net cash from operating activities	2,875	3,055

Cash flows from investing activities
Proceeds from maturities and calls of securities available for sale	670,839	173,135
Proceeds from sales of securities available for sale	0	4,436
Proceeds from sales of other real estate owned	535	0
Purchases of securities available for sale	(686,861)	(162,819)
Change in loans made to customers	(704)	(8,037)
Property and equipment expenditures	(245)	(108)

Net cash from investing activities	(16,436)	6,607

Cash flows from financing activities
Net increase (decrease) in:
Deposits	2,123	18,919
Securities sold under repurchase agreements and other short-term borrowings	(3,591)	(7,364)
Advances from borrowers for taxes and insurance	40	(154)
Repayment of Federal Home Loan Bank advances	0	(5,000)
Net proceeds from exercise of stock options	0	21
Purchases of treasury stock	(285)	(2,725)
Dividends paid	(2,325)	(2,370)

Net cash from financing activities	(4,038)	1,327

Net change in cash and cash equivalents	(17,599)	10,989
Cash and cash equivalents at beginning of period	37,578	34,315

Cash and cash equivalents at end of period	$19,979	$45,304

     The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

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

     The interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes (or “notes thereto”) of the Company for the years ended December 31, 2002, 2001 and 2000. The results of operations for the three and six month periods ended June 30, 2003, are not necessarily indicative of the results to be expected for the full year.

     Net income was utilized to calculate both basic and diluted earnings per share for all periods presented. Information regarding weighted average shares utilized in computing basic and diluted earnings per share follows. It should be noted that all stock options were exercised in early 2002 and there have since been none outstanding.

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Average outstanding common shares	4,305,105	4,430,728	4,306,652	4,451,363
Effect of stock options	0	0	0	9

Average outstanding shares for diluted earnings per share	4,305,105	4,430,728	4,306,652	4,451,372

     On April 17, 2002 it was announced that the Northern States Financial Corporation’s Board of Directors had approved a stock repurchase program that allows the Company to purchase up to 200,000 shares of Northern States Financial Corporation stock either in open market or private transactions. At February 19, 2003, the Company announced that it had approved an additional repurchase program to purchase an additional 200,000 shares of its stock. At June 30, 2003, 167,150 shares of treasury stock had been purchased that the Company carries at cost.

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

(Dollar amounts in thousands, except per share data)

(Unaudited)

     Information related to stockholders’ equity was as follows:

	June 30,	December 31,
	2003	2002

Par value per share	$0.40	$0.40
Authorized shares	6,500,000	6,500,000
Issued shares	4,472,255	4,472,255
Treasury shares	167,150	157,150
Outstanding shares	4,305,105	4,315,105

Note 2 - Commitments, Off-Balance Sheet Risk and Contingencies

     At June 30, 2003 and December 31, 2002, the contract amount of the Company’s off-balance sheet commitments were as follows:

	June 30,	December 31,
	2003	2002

Unused lines of credit and commitments to make loans:
Fixed rate	$13,145	$11,533
Variable rate	86,582	99,896

Total	$99,727	$111,429

Standby letters of credit	$6,151	$5,435

     Since many commitments to make loans expire without being used, the amounts above do not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitments is determined using management’s credit evaluation of the borrower, and may include commercial and residential real estate and other business and consumer assets.

     Commitments to make loans to related parties totaled $577 and $1,006 at June 30, 2003 and December 31, 2002. These commitments were made at the same terms and conditions available to nonrelated parties.

     The Company also has Community Reinvestment Act (CRA) investment commitments outstanding of $871 as of June 30, 2003. The commitment is to be funded over the next six years.

NORTHERN STATES FINANCIAL CORPORATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion focuses on the consolidated financial condition of the Northern States Financial Corporation (the “Company”) at June 30, 2003 and the consolidated results of operations for the three and six month periods ended June 30, 2003, compared to the same period of 2002. The purpose of this discussion is to provide a better understanding of the condensed consolidated financial statements of Northern States Financial Corporation and the operations of its wholly owned subsidiary, the Bank of Waukegan (the “Bank”) and the Bank’s wholly owned subsidiary, Northern States Community Development Corporation (“NSCDC”). This discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto included herein.

     The statements contained in this management’s discussion and analysis that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to June 30, 2003 to differ materially from those expressed in any such forward-looking statements.

FINANCIAL CONDITION

     The consolidated total assets for the Company were $633.7 million at June 30, 2003, decreasing $1.9 million from December 31, 2002. The decrease was attributable to declines to the Company’s cash and cash equivalents that were partially offset by increases to the Company’s securities portfolio.

     The Company’s federal funds sold at June 30, 2003 declined $19.2 million to $1.8 million from $20.9 million at December 31, 2002. The Company’s federal funds sold position decreased in order to fund increases to securities available for sale that were $16.1 million greater than at December 31, 2002. The fair value of securities at June 30, 2003 was $253.0 million of which $222.9 million were pledged to secure repurchase agreements and public deposits. The statement of cash flows shows that $670.8 million in securities were called or matured during the first six months of 2003 compared to only $173.1 million for the same period last year. With interest rates falling the issuers of securities had incentive to call the securities. At June 30, 2003, the Company has $127.9 million in U.S. Government agency securities with call options and an additional $81.0 million that will mature within 90 days.

     The Company’s gross loans and leases declined slightly at June 30, 2003 from December 31, 2002 by $466,000. Loan demand during the first half of 2003 has receded compared to previous years as the economy has slowed and there is uncertainty as to the future. The Company’s commercial loan and real estate construction loans decreased $6.1 million and $5.5 million from year-end as commercial loans were secured by real estate and construction projects were completed. These loans were transferred to the real estate mortgage portfolio to more consistently reflect the underlying collateral of these loans causing real estate mortgages to increase $9.1 million. The Company’s home equity loans increased by $1.0 million indicating the continued popularity of this type of loan because of its tax advantages to the borrower. Installment consumer loans also increased from year-end by $1.2 million. At June 30, 2003, loans to related parties totaled $4.9 million increasing $2.4 million from December 31, 2002.

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

     During the first six months of 2003, deposits at the Company increased slightly by $2.1 million from December 31, 2002. Deposits from municipal and other public entity depositors decreased $8.7 million from year-end. This decline resulted from the normal cyclical nature of public entities drawing down their balances for operational purposes during the early part of the year until real estate tax payments are received during the second half of the year. This decrease was offset by increases to retail and commercial deposits that grew by $7.3 million and $3.1 million during the first half of 2003. Retail customers have increased their deposits due to disenchantment with the stock market and the Company offers competitive interest rates that have helped to increase retail savings and NOW accounts. Deposit balances from related parties totaled $12.7 million at June 30, 2003.

     Securities sold under repurchase agreements and other short-term borrowings at the Company decreased by $3.6 million from December 31, 2002 with balances of $93.6 million at June 30, 2003. Securities sold under repurchase agreements are offered through an overnight repurchase agreement product and a term product with maturities from 7 days to one year. The decrease in repurchase agreements was mainly from the overnight repurchase agreement product that was $5.8 million less at June 30, 2003 compared to the prior year-end. At June 30, 2003 the Company had $2.5 million in federal funds purchased compared to none at December 31, 2002. At June 30, 2003, securities sold under repurchase agreements to related parties totaled $51.7 million. Borrowings from the Federal Home Loan Bank through term advances remained at $6.5 million at June 30, 2003.

     Total stockholders’ equity increased $307,000 to $76.9 million during the six months ended June 30, 2003. The increase is the result of net income of $2,884,000, plus the adjustment in the valuation allowance for the market value of securities available for sale, net of tax, of $33,000, less $285,000 due to the purchase of 10,000 shares of the Company’s common stock as treasury stock and less $2,325,000 paid out as a cash dividend at $.54 per share.

     The tier 1 capital to average asset ratio at June 30, 2003 was 11.90% and the total tier 2 capital to asset ratio, on a risk adjusted basis, amounted to 18.11%, exceeding the minimum required to be well capitalized under prompt corrective action regulations, which minimums are 5.00% and 10.00%. Book value per share was $17.86 at June 30, 2003 as compared to $17.75 at December 31, 2002. On June 30, 2003, the Company and the Bank were in compliance with all applicable regulatory capital requirements.

RESULTS OF OPERATIONS

NET INCOME

     The consolidated net income for the quarter ended June 30, 2003 was $1,502,000, decreasing $592,000 or 28.27% compared to net income of $2,094,000 for the same period the previous year. The annualized return on average assets was .95% for the quarter, a decrease from a return on average assets for the same quarter the previous year of 1.47%. The consolidated net income for the six months ended June 30, 2003 was $2,884,000, a decrease of $1,210,000 over the first half of 2002. The annualized return on average assets for the first six months of 2002 was .91%, decreasing from the return on average assets for the same period the previous year of 1.43%.

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

NET INTEREST INCOME

     Net interest income, the difference between interest income earned on average interest earning assets and interest expense on average interest bearing liabilities, decreased $764,000 to $4,393,000 during the three months ended June 30, 2003, compared to the same three months in 2002.

     One of the major factors affecting net interest income during the second quarter of 2003 was the level of nonaccrual loans and leases. Although nonaccrual loans and leases at June 30, 2003 and June 30, 2002 were the same at $15.3 million, lease pools totaling $11.3 million were placed on non-accrual status at June 30, 2002. The Company had been recognizing income of $290,000 per quarter on these leases pools prior to placing the lease pools on non-accrual status.

     In addition, interest rates during the second quarter of 2003 were lower compared to the second quarter of 2002 contributing to lower net interest income as loans and securities yields dropped to a greater extent than yields on deposits and borrowings. At June 30, 2003 over half of the Company’s loan portfolio are variable rate that are affected by changes to the prime rate. The lower rates are evidenced by the prime lending rate that for much of the second quarter of 2003 was 4.25% with it dropping to 4.00% at the end of the quarter as compared to 4.75% during the same period last year. Table 1, “Analysis of Average Balance and Tax Equivalent Rates for the Three Months ended June 30, 2003 and 2002” shows that the net yield on interest earning assets decreased 93 basis points to 2.91% during the second quarter of 2003 from 3.84% last year.

     Yields on interest earning assets declined during the second quarter of 2003 by 133 basis points compared to the second quarter of 2002. Average loan rates during the second quarter of 2003 were 5.78% and declined 102 basis from the same quarter last year. Yields earned on taxable securities also decreased 182 basis points to 2.81% during the second quarter of 2003 compared to the same period last year. Interest income on taxable securities consequently declined by $505,000 during the second quarter of 2003 compared to last year. The effect of the calls and maturities during the first half of 2003, combined with the calls and maturities that took place during the last six months of 2002, is that the yields on taxable securities have fallen to a much greater extent than loans as new securities were purchased yielding lower interest rates.

     Yields on interest bearing liabilities decreased by 55 basis points during the second quarter of 2003 to 2.00% compared to the second quarter of 2002 yields of 2.55%. The lower rates paid on interest bearing liabilities had the effect of lowering interest expense during the second quarter of 2003 by $285,000 compared to the same quarter of 2002.

     For similar reasons net interest income for the six months ended June 30, 2003 decreased $1,348,000 compared to the same period of 2002. Interest rates during the first 6 months of 2003 declined with the prime rate dropping from 4.25% to 4.00% at June 30, 2003 while, during the same period of 2002, rates remained stable with the prime rate at 4.75% throughout the period. Table 2, “Analysis of Average Balance and Tax Equivalent Rates for the Six Months ended June 30, 2003 and 2002” shows that yields on interest earning assets declined 128 basis points during the first half of 2003 compared to last year. Table 2 shows that rates paid on interest bearing liabilities decreased to a lesser extent, declining only 59 basis points during the first six months of 2003 compared to the same six months of 2002. These developments caused net interest income to decrease.

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 1

NORTHERN STATES FINANCIAL CORPORATION
ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES
For the Three Months Ended June 30, 2003 and 2002 – Rates are Annualized
($ 000s)

	2003			2002

	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Loans (1)(2)(3)	$354,382	$5,124	5.78%	$329,824	$5,603	6.80%
Taxable securities (4)	243,757	1,699	2.81%	190,090	2,204	4.63%
Tax-advantaged securities (2) (4)	8,494	128	6.24%	9,635	167	7.07%
Federal funds sold and other	5,610	17	1.21%	14,819	60	1.62%

Interest earning assets (4)	612,243	6,968	4.57%	544,368	8,034	5.90%
Noninterest earning assets	23,097			26,261

Average assets	$635,340			$570,629

Liabilities and stockholders’ equity
NOW deposits	$50,873	$83	.65%	$46,529	$109	.94%
Money market deposits	50,158	144	1.15%	47,776	208	1.74%
Savings deposits	51,650	127	.98%	47,940	178	1.49%
Time deposits	246,027	1,626	2.64%	210,630	1,731	3.29%
Other borrowings	105,047	542	2.06%	87,370	581	2.66%

Total interest bearing liabilities	503,755	2,522	2.00%	440,245	2,807	2.55%

Demand deposits	48,368			46,348
Other noninterest earning liabilities	6,570			7,492
Stockholders’ equity	76,647			76,544

Average liabilities and Stockholders’ equity	$635,340			$570,629

Net interest income		$4,446			$5,227

Net yield on interest earning assets (4)			2.91%			3.84%

Interest bearing liabilities To earning assets ratio			82.56%			80.84%

(1)	–	Interest income on loans includes loan origination and other fees of $129 and $106 for the three months ended June 30, 2003 and 2002.

(2)	–	Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34% rate.

(3)	–	Non-accrual loans are included in average loans.

(4)	–
Rate information was calculated on the average amortized cost for securities. The three months ended June 30, 2003 and 2002 average balance information includes an average unrealized gain (loss) for taxable securities of $1,779 and ($435) and for tax-advantaged securities of $295 and $192.

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 2

NORTHERN STATES FINANCIAL CORPORATION
ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES
For the Six Months Ended June 30, 2003 and 2002 – Rates are Annualized
($ 000s)

	2003			2002

	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Loans (1)(2)(3)	$356,265	$10,367	5.82%	$328,239	$11,046	6.73%
Taxable securities (4)	239,058	3,401	2.87%	193,832	4,613	4.76%
Tax-advantaged securities (2) (4)	8,226	253	6.37%	10,133	352	7.10%
Federal funds sold and other	6,089	36	1.18%	13,618	110	1.62%

Interest earning assets (4)	609,638	14,057	4.63%	545,822	16,121	5.91%
Noninterest earning assets	22,114			26,359

Average assets	$631,752			$572,181

Liabilities and stockholders’ equity
NOW deposits	$50,182	$165	.66%	$45,712	$215	.94%
Money market deposits	49,438	318	1.29%	49,271	438	1.78%
Savings deposits	50,280	247	.98%	46,853	346	1.48%
Time deposits	249,387	3,409	2.73%	211,114	3,655	3.46%
Other borrowings	102,625	1,088	2.12%	88,537	1,250	2.82%

Total interest bearing liabilities	501,912	5,227	2.08%	441,487	5,904	2.67%

Demand deposits	47,002			46,357
Other noninterest earning liabilities	5,987			7,277
Stockholders’ equity	76,851			77,060

Average liabilities and Stockholders’ equity	$631,752			$572,181

Net interest income		$8,830			$10,217

Net yield on interest earning assets (4)			2.91%			3.74%

Interest bearing liabilities To earning assets ratio			82.62%			80.90%

(1)	–	Interest income on loans includes loan origination and other fees of $215 and $210 for the six months ended June 30, 2003 and 2002.

(2)	–	Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34% rate.

(3)	–	Non-accrual loans are included in average loans.

(4)	–
Rate information was calculated on the average amortized cost for securities. The six months ended June 30, 2003 and 2002 average balance information includes an average unrealized gain (loss) for taxable securities of $1,828 and ($100) and for tax-advantaged securities of $285 and $217.

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

ASSET QUALITY AND THE PROVISION FOR LOAN AND LEASE LOSSES

     Management, with the concurrence of the Board of Directors, after carefully reviewing the adequacy of the allowance for loan and lease losses and the levels of nonperforming and impaired loans and leases, found that a $150,000 provision for loan and lease losses was necessary for the three months ended June 30, 2003 compared to $75,000 for the same period of 2002. The provision for loan and lease losses for the first half of 2003 was $280,000 compared to $150,000 last year.

     At June 30, 2003, the allowance for loan and lease losses was $3,788,000 or 1.08% of loans and leases as compared $3,698,000 or 1.05% of loans and leases at December 31, 2002. During the second quarter of 2003, $83,000 in loans were charged off through the allowance compared to $63,000 during the same period last year. There were $162,000 in recoveries of loans previously charged off during the second quarter of 2003 compared to $2,000 in recoveries during the same period in 2002. For the six months ended June 30, 2003, $352,000 in loans were charged off compared to $313,000 for the same period last year. Recoveries of loans previously charged off totaled $162,000 during the first half of 2003 compared to $5,000 during the first six months of 2002.

     Nonperforming loans and leases, which includes loans and leases on nonaccrual status and loans and leases 90 days or more past due and in the process of collection, were $16.8 million at June 30, 2003 or 4.78% of loans and leases. Nonperforming loan and lease totals increased $2.7 million from December 31, 2002 when nonperforming loan levels were $14.1 million or 4.00% of loans and leases. The largest group of nonperforming loans and leases consists of lease pools totaling $11.3 million that were placed on nonaccrual status at June 30, 2002. The lease pools had been purchased from an investment-banking house and are secured by equipment and carry surety bonds. The Company is in the process of collecting, through legal proceedings, on these leases from the insurance companies that issued the surety bonds. The Company also has nonperforming loans totaling $3.0 million that are secured by motels. The lodging industry has been especially hurt by the aftermath of 9/11 due to the decline in travel. At June 30, 2003, the Company had loans for motels totaling $42.9 million in its loan portfolio that are performing as agreed with the exception of the $3.0 million discussed above. Nonaccrual loans and leases at June 30, 2003 were $15.3 million increasing from $13.2 million at December 31, 2002.

     Impaired loans and leases at June 30, 2003 were $15.3 million increasing from $13.2 million at December 31, 2002. The Company considers a loan or lease impaired if it is expected that full principal and interest will not be collected under the contractual terms of the note. Impaired loans and leases are carried at the present value of expected cash flows discounted at the loan’s effective interest rate or at the fair value of the collateral, if the loan and lease is collateral dependent. The amount of the allowance for loan losses allocated for impaired loans and leases was $1,145,000 at June 30, 2003, decreasing slightly from $1,307,000 at year-end because of impaired loans that were charged-off during the first half of 2003. The portion of the allowance allocated to the $11.3 million in impaired lease pools was $604,000 at June 30, 2003.

     Management and the Board of Directors analyze the adequacy of the allowance for loan and lease losses at least quarterly. Loans and leases judged to be impaired, with probable incurred loss exposure, that are no longer accruing interest, and historical net loss percentages are reviewed in the analysis of the allowance for loan and lease losses. Factors considered in assessing the adequacy of the allowance include: changes in the type and volume of the loan and lease portfolio; review of the larger credits within the Bank; historical loss

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

experience; current economic trends and conditions; review of the present value of expected cash flows and fair value of collateral on impaired loans and leases; growth; and other factors management deems appropriate. Based on management and the Board of Directors’ analysis, the allowance for loan and lease losses at June 30, 2003 is adequate to cover probable incurred credit losses.

     Another component of non-performing assets is other real estate owned that consists of assets acquired through loan foreclosure and repossession. The fair value of other real estate owned is reviewed by management at least quarterly to assure the reasonableness of its carrying value, which is lower of cost or the fair value less estimated selling costs. At June 30, 2003, other real estate owned was $2.4 million increasing from $2.0 million at December 31, 2002. During the first half of 2003, the Company acquired, through foreclosure, three properties that had been used to secure loans increasing other real estate owned by $906,000. Two properties held as other real estate owned were sold for $535,000 during the second quarter of 2003 and $29,000 in gains were recognized from the sales.

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

NONINTEREST INCOME

     Noninterest income for the three months ended June 30, 2003 was $1,086,000 as compared to $927,000 for the three months ended June 30, 2002, an increase of $159,000. Service fees on deposits and mortgage banking income contributed to the increase in noninterest income. Service fees on deposits increased by $52,000 as compared to the same quarter last year because of increased overdraft fee income due to the Company’s overdraft program that honors overdraft items on qualified retail customers up to $500. Mortgage banking income increased in the second quarter of 2003 by $74,000 as lower home mortgage rates caused the level of mortgage banking activity to increase and has also caused fee percentages to increase. The Company originates mortgage loans that are closed on behalf of other institutions that fund and own the loans, with the Company receiving a fee. During the three months ended June 30, 2003, $7.0 million in these types of loan applications were processed and closed by the mortgage banking area compared to $2.8 million during the same period last year. Other operating income for the second quarter of 2003 was $42,000 greater than the same quarter of 2002. There were gains of from the sale of other real estate owned totaling $29,000 during the second quarter of 2003 compared to none last year while ATM fee income increased $21,000.

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION

     For the six months ended June 30, 2003, noninterest income was $2,012,000, an increase of $173,000 compared to the first six months of 2002. Service fees on deposits and mortgage banking income were $88,000 and $108,000 greater during the first half of 2003 compared to the same period last year. Service fees on deposits increased due to greater overdraft fee income generated by the Company’s overdraft program that honors overdraft items on qualified customers. Increased volumes of mortgage banking activity brought about by the low mortgage rates contributed to the increased mortgage banking income during the first half of 2003. Trust fee income during the first half of 2003 declined $32,000 compared the first half of 2002. Much of trust fee income is tied to the performance of stocks held in trusts and despite the rebounding of stock prices in the second quarter of 2003, the lackluster performance of stocks during the first quarter of 2003 caused year-to-date trust fee income to decline.

NONINTEREST EXPENSES

     Noninterest expenses for the quarter ended June 30, 2003 were $3,050,000, increasing $233,000 from the same quarter last year. The Company’s efficiency ratio, noninterest expenses divided by the sum of net interest income and noninterest income, was 55.67% for the second quarter of 2003 as compared to 46.30% for the same quarter of 2002. Increases to legal fees, as discussed below, primarily impacted noninterest expense and this ratio.

     Increases in salary and employee benefit expenses of $29,000 occurred during the second quarter of 2003 compared to the same period last year. Regular salary expense was 2.7% or $34,000 greater during the second quarter of 2003 as the result of annual merit increases. Group insurance expense increased $21,000 during the second quarter of 2003 compared to last year due to increases to insurance premiums. Partially offsetting these increases, compensation expense relating to stock appreciation rights were $33,000 less during the three months ended June 30, 2003 than for the same three months last year as all outstanding stock appreciation rights were exercised in 2002 and they are presently not being awarded.

     Data processing expense increased $27,000 during the three months ended June 30, 2003 to $174,000 compared to $147,000 last year. ATM processing costs were up for the quarter as the Company implemented its debit card.

     Legal expenses increased $107,000 during the second quarter of 2003 compared to the same time period last year. The levels of nonperforming loans and leases caused legal expenses to increase especially pertaining to the nonperforming lease pools that totaled $11.3 million at June 30, 2003. It is expected that litigation against the insurance companies that issued the surety bonds on the lease pools will continue into 2004.

     The Company’s other operating expenses during the three months ended June 30, 2003 were $62,000 greater than during the same period of 2002. During the second quarter of 2003 printing and supplies expense increased $27,000 from the previous year as the Company printed brochures for its promotional checking account product and disclosure forms were updated to comply with various regulations. Other real estate owned expenses increased $13,000 during the quarter as three properties were transferred into other real estate owned since the beginning of 2003 and two properties were sold during the second quarter of 2003.

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION

     For the first half of 2003 noninterest expenses were $6,002,000, increasing $451,000 or 8.12% from the same period last year. The Company’s efficiency ratio, noninterest expenses divided by the sum of net interest income and noninterest income, was 55.91% for the first six months of 2003 as compared to 46.61% for the first six months of 2002. Legal fees, as discussed below, primarily affected this ratio.

     Increases in salary and employee benefit expenses of $87,000 occurred during the first six months of 2003 compared to the same period last year. Annual merit increases caused regular salary expense to increase 3.3% or $83,000 during the first half of 2003 as compared to the first half of 2002. Group insurance expense was $38,000 greater during the first half of 2003 compared to last year due to insurance premium increases. Compensation expense relating to stock appreciation rights were $55,000 less during the six months ended June 30, 2003 than for the same six months last year as all outstanding stock appreciation rights were exercised in 2002 and are not presently being awarded.

     Occupancy expenses for the first six months of 2003 were $31,000 greater than during the first six months of 2002. Real estate taxes on the Company’s properties have increased $15,000 during the first half of 2003 as tax bond referendums were approved. Maintenance expenses increased $20,000 as the Company’s equipment has aged and requires more repairs.

     Legal expenses increased $443,000 during the first half of 2003 compared to the same time period last year. Much of the increase in legal expenses pertains to the nonperforming lease pools that totaled $11.3 million at June 30, 2003 where the Company is in litigation against the insurance companies that issued the surety bonds on the lease pools.

     The Company’s other operating expenses during the six months ended June 30, 2003 were $112,000 less than during the same period of 2002. At the end of 2002 the Company had made a contribution totaling $183,000. The Company subsequently received information late in the first quarter of 2003 that disallowed the contribution. The Company consequently reversed the contribution expense in the first quarter of 2003 and the tax benefit related to the contribution. Product development expense for the first half of 2003 increased $39,000 from the same period of 2002 as the Company’s promotional checking account product and overdraft program grew. During the first half of 2003 printing and supplies expense increased $20,000 from the previous year due to the printing of brochures and disclosure forms. Other real estate owned expenses increased $11,000 during the six months ended June 30, 2003 due to the increases to the Company’s other real estate owned portfolio.

FEDERAL AND STATE INCOME TAXES

     For the three months ended June 30, 2003 and 2002, the Company’s provisions for federal and state income taxes were $777,000 and $1,098,000, which as a percentage of pretax earnings was 34.1% and 34.4%. For the first half of 2003 and 2002, the Company’s provisions for federal and state income taxes were $1,569,000 and $2,115,000, which as a percentage of pretax earnings was 35.2% and 34.1%. The tax rate as a percentage of pretax earnings has increased during the first half of 2003 as the result of the reversal during the first quarter of 2003 of a tax benefit of $72,000. The $72,000 tax benefit had been booked late in 2002 based on a contribution made at that time but was disallowed during the first quarter of 2003. Income taxes as a percentage of pretax earnings would have been 33.6% if the tax benefit reversal had not taken place.

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION

RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board (FASB) recently issued two new accounting standards, Statement 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, and Statement 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities”, both of which generally become effective in the quarter beginning July 1, 2003. Because the Company does not have these instruments or is only nominally involved in these instruments, the new accounting standards will not materially affect the Company’s operating results or financial condition.

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

     The following Table 2, “Effect of Interest Shocks on Financial Instruments as of March 31, 2003 and December 31, 2002”, shows how interest rate shocks of decreasing rates 2% and increasing rates 2% effect

NORTHERN STATES FINANCIAL CORPORATION

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

the fair value of the Company’s financial instruments. The data shown in Table 2 is as of March 31, 2003 as it is the most current period available from the computer simulation model. The computer simulation model used to do the interest rate shocks and calculate the effect on the fair value of the Company’s financial instruments takes into consideration maturity and repricing schedules of the various assets and liabilities. At March 31, 2003 the fair value of securities available for sale increases $2.1 million when rates are shocked downward 2% while the fair value decreases $7.5 million for a 2% upwards rate shock. The change in fair value of securities is smaller when rates are shocked down because there were call provisions on $115.9 million of the U.S. Government agency securities at March 31, 2003. At March 31, 2003 the fair value of the Company’s financial asset instruments was $654.1 million compared to the book or carrying value on the Company’s financial asset instruments at March 31, 2003 of $642.0 million.

TABLE 2

NORTHERN STATES FINANCIAL CORPORATION
EFFECT OF INTEREST SHOCKS ON FINANCIAL INSTRUMENTS
as of March 31, 2003 and December 31, 2002
($000s)

	Fair Value at March 31, 2003

	Down 2%	Current	Up 2%

Assets
Cash and cash equivalents	$14,301	$14,300	$14,299
Securities available for sale	267,420	265,360	257,885
Loans and leases	387,201	369,655	353,398
Federal Home Loan Bank stock	1,782	1,782	1,782
Accrued interest receivable	3,002	3,002	3,002
Financial liabilities:
Deposits	$453,261	$450,137	$447,169
Securities sold under repurchase agreements and other short-term borrowings	112,891	112,212	111,542
Federal Home Loan Bank term advances	7,137	6,583	6,074
Advances from borrowers for taxes and insurance	907	907	907
Accrued interest payable	3,138	3,138	3,138

	Fair Value at December 31, 2002

	Down 2%	Current	Up 2%

Assets
Cash and cash equivalents	$37,580	$37,578	$37,576
Securities available for sale	238,968	236,898	230,683
Loans and leases	379,290	361,709	345,796
Federal Home Loan Bank stock	1,734	1,734	1,734
Accrued interest receivable	2,951	2,951	2,951
Financial liabilities:
Deposits	$454,566	$451,460	$448,508
Securities sold under repurchase agreements and other short-term borrowings	97,437	97,192	96,948
Federal Home Loan Bank term advances	7,102	6,523	5,995
Advances from borrowers for taxes and insurance	466	466	466
Accrued interest payable	3,407	3,407	3,407

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

     Between November 2000 and August 2001, the Company purchased commercial lease pools from Commercial Money Center, a now bankrupt equipment leasing company. These lease pools, with outstanding balances of $11.3 million, are secured by assignments of payment streams, underlying equipment and surety bonds. These lease pools are included as impaired loans and leases at June 30, 2003. Upon default of these lease pools, the Company made demand for payment from Illinois Union Insurance Company (“IU”) a wholly owned subsidiary of Ace Limited Insurance Company (“ACE”) and RLI Insurance Company (“RLI”) under the relevant surety bonds. IU, ACE and RLI (the “Sureties”) have failed to make the payments required under the surety bonds. As a result, in April 2002, the Company filed suit against each of the Sureties. The Company’s complaints allege that the Sureties are liable for payment due to the Company under the terms of the bonds. ACE, IU and RLI are seeking to rescind on the surety bonds alleging that the originator of the leases fraudulently induced the insurers to issue the surety bonds, and that the bonds are therefore void. The Company has reviewed these matters with its legal counsel and believes that it has valid claims as the Sureties undertook the responsibility for all credit and fraud underwriting, and waived all defenses associated with the bonds, including defenses of fraud. The Company will continue to assert all the rights and remedies available to it to obtain payment under the bonds.

NORTHERN STATES FINANCIAL CORPORATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of stockholders of Northern States Financial Corporation was held on April 24, 2003 with the stockholders of record at March 20, 2003 voting in person or by proxy, with one vote for each share owned, to elect directors for a one year term each and to ratify Crowe Chizek and Company LLC as independent auditors of the Company for the year ending December 31, 2003. There were 4,305,105 shares of stock as of March 20, 2003 that could be voted. The following directors, Fred Abdula, Kenneth W. Balza, Jack H. Blumberg, Frank Furlan, Harry S. Gaples, James A. Hollensteiner, Raymond M. Mota, Helen Rumsa, Frank Ryskiewicz, Henry G. Tewes and Arthur J. Wagner, were duly elected. Crowe Chizek and Company was ratified as the Company’s independent auditors for the year ending December 31, 2003 by a vote of 3,503,411 for ratification, 37 against, and 35,150 abstaining.

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     Exhibit 31.1 Section 302 Certifications.

     Exhibit 32.1 Section 906 Certification.

     Form 8-K (Item 9) filed with the SEC on April 16, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to sign on its behalf by the undersigned hereunto duly authorized, on this 8th day of August 2003.

NORTHERN STATES FINANCIAL CORPORATION
(Registrant)

Date: August 8, 2003	By:	/s/ Fred Abdula

Fred Abdula
Chairman of the Board of
Directors and President

Date: August 8, 2003	By:	/s/ Thomas M. Nemeth

Thomas M. Nemeth
Vice President and Treasurer