Form 10-Q
period 2003-09-30
NORTHERN STATES FINANCIAL CORP /DE/
filed 2003-11-12
CIK 744485

================================================================================

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

               For the quarterly period ending September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.                      YES: XXX    NO: ____


Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).     YES: XXX    NO: ____

                4,305,105 shares of common stock were outstanding
                            as of September 30, 2003

              NORTHERN STATES FINANCIAL CORPORATION AND SUBSIDIARY
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003
                                      INDEX



PART I.   FINANCIAL INFORMATION

   Item 1.  Financial Statements                                     Page Number

          Report of  Independent Accountants..............................2

          Condensed Consolidated Financial Statements and Notes.......... 3

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations...........................9

   Item 3.  Quantitative and Qualitative Disclosures
            About Market Risk........................................... 20

   Item 4.  Disclosure Controls and Procedures.......................... 22


PART II.   OTHER INFORMATION

   Item 1.  Legal Proceedings........................................... 22

   Item 2.  Changes in Securities and Use of Proceeds....................23

   Item 3.  Defaults upon Senior Securities..............................23

   Item 4.  Submission of Matters to a Vote of Security Holders..........23

   Item 5.  Other Information............................................23

   Item 6.  Exhibits and Reports on Form 8-K.............................23

   Signatures............................................................25

EXHIBIT 31.1 Section 302 Certifications..................................26

EXHIBIT 31.2 Section 302 Certifications..................................27

EXHIBIT 32.1 Section 906 Certification...................................28

PART 1. FINANCIAL INFORMATION
-----------------------------

ITEM 1. FINANCIAL STATEMENTS
-----------------------------



REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Stockholders
Northern States Financial Corporation
Waukegan, Illinois

     We have reviewed the condensed consolidated balance sheet of NORTHERN STATES FINANCIAL CORPORATION as of September 30, 2003 and the related condensed consolidated statements of income for the three and nine month periods ended September 30, 2003 and 2002 and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Northern States Financial Corporation as of December 31, 2002, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 7, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


  /s/ Crowe Chizek and Company LLC
-----------------------------------

Oak Brook, Illinois
October 27, 2003

NORTHERN STATES FINANCIAL CORPORATION
-------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------
September 30, 2003 and December 31, 2002
(In thousands of dollars) (Unaudited)

                                                                     September 30,        December 31,
                                                                          2003               2002
                                                                  -----------------   ----------------

    Assets
Cash and due from banks.........................................        $18,037            $16,475
Interest bearing deposits in financial institutions -
    maturities less than 90 days................................             96                163
Federal funds sold..............................................          1,111             20,940
                                                                  -----------------   ----------------
   Total cash and cash equivalents..............................         19,244             37,578
Securities available for sale...................................        248,702            236,898
Loans and leases................................................        351,599            352,124
Less: Allowance for loan and lease losses.......................         (3,782)            (3,698)
                                                                  -----------------   ----------------
   Loans and leases, net........................................        347,817            348,426

Federal Home Loan Bank stock....................................          1,839              1,734
Office buildings and equipment, net.............................          5,453              5,478
Other real estate owned.........................................          3,966              2,022
Accrued interest receivable and other assets....................          4,840              3,540
                                                                  -----------------   ----------------
   Total assets.................................................       $631,861           $635,676
                                                                  =================   ================

   Liabilities and Stockholders' Equity
Liabilities
Deposits
   Demand - noninterest bearing.................................        $48,678            $47,658
   Interest bearing.............................................        417,036            401,936
                                                                  -----------------   ----------------
      Total deposits............................................        465,714            449,594
Securities sold under repurchase agreements.....................         78,037             97,181
Federal Home Loan Bank advances.................................          6,500              6,500
Advances from borrowers for taxes and insurance.................            274                466
Accrued interest payable and other liabilities..................          4,176              5,343
                                                                  -----------------   ----------------
      Total liabilities.........................................        554,701            559,084

Stockholders' Equity
Common stock....................................................          1,789              1,789
Additional paid-in capital......................................         11,584             11,584
Retained earnings...............................................         67,876             65,957
Accumulated other comprehensive income, net.....................            299              1,365
Treasury stock, at cost.........................................         (4,388)            (4,103)
                                                                  -----------------   ----------------
   Total stockholders' equity...................................         77,160             76,592
                                                                  -----------------   ----------------
      Total liabilities and stockholders' equity................       $631,861           $635,676
                                                                  =================   ================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
-------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
-------------------------------------------
Three and nine months ended September 30, 2003 and 2002
(In thousands of dollars, except per share data) (Unaudited)

                                                            Three months ended               Nine months ended
                                                        September 30,  September 30,     September 30,   September 30,
                                                           2003             2002             2003            2002
                                                    ---------------- ---------------- ---------------- ---------------
Interest income
   Loans (including fee income)................           $4,830           $5,418          $15,176         $16,438
   Securities
     Taxable...................................            1,568            1,986            4,969           6,599
     Exempt from federal income tax............               73              100              240             332
   Federal funds sold and other................               16              116               52             226
                                                    ---------------- ---------------- ---------------- ---------------
      Total interest income....................            6,487            7,620           20,437          23,595
                                                    ---------------- ---------------- ---------------- ---------------
Interest expense
   Time deposits...............................            1,388            1,993            4,797           5,648
   Other deposits..............................              290              513            1,020           1,512
   Other borrowings............................              463              574            1,551           1,824
                                                    ---------------- ---------------- ---------------- ---------------
      Total interest expense...................            2,141            3,080            7,368           8,984
                                                    ---------------- ---------------- ---------------- ---------------
Net interest income............................            4,346            4,540           13,069          14,611
Provision for loan and lease losses............              150               75              430             225
                                                    ---------------- ---------------- ---------------- ---------------
Net interest income after provision for
   loan and lease losses.......................            4,196            4,465           12,639          14,386
                                                    ---------------- ---------------- ---------------- ---------------
Noninterest income
   Service fees on deposits....................              566              536            1,650           1,532
   Trust income................................              199              141              530             504
   Mortgage banking income.....................               50               71              287             200
   Other operating income......................              218              166              578             517
                                                    ---------------- ---------------- ---------------- ---------------
      Total noninterest income.................            1,033              914            3,045           2,753
                                                    ---------------- ---------------- ---------------- ---------------
Noninterest expense
   Salaries and employee benefits..............            1,669            1,670            5,074           4,988
   Occupancy and equipment, net................              354              327            1,063           1,005
   Data processing.............................              166              124              473             429
   Legal.......................................              285              143              868             283
   Other operating expenses....................              686              565            1,684           1,675
                                                    ---------------- ---------------- ---------------- ---------------
      Total noninterest expense................            3,160            2,829            9,162           8,380
                                                    ---------------- ---------------- ---------------- ---------------
Income before income taxes.....................            2,069            2,550            6,522           8,759
Provision for income taxes.....................              709              865            2,278           2,980
                                                    ---------------- ---------------- ---------------- ---------------
Net income.....................................           $1,360           $1,685           $4,244          $5,779
                                                    ================ ================ ================ ===============

Basic and diluted earnings per share...........            $0.32            $0.39            $0.99           $1.31

Comprehensive income............................            $261           $1,867           $3,178          $7,066

         The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
-------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------
Nine months ended September 30, 2003 and 2002
(In thousands of dollars) (Unaudited)

                                                                                         Nine months ended
                                                                                 September 30,      September 30,
                                                                                     2003                2002
                                                                               ------------------ -------------------

Cash flows from operating activities
       Net income.........................................................          $4,244              $5,779
       Adjustments to reconcile net income to net cash from
         operating activities:
          Depreciation....................................................             285                 274
          Net gains on sales of securities................................               0                  (8)
          Net gains on sales of other real estate owned...................             (29)                  0
          Federal Home Loan Bank stock dividends..........................            (105)                (65)
          Provision for loan and lease losses.............................             430                 225
          Net change in accrued interest receivable and other assets......            (512)              1,329
          Net change in accrued interest payable and other liabilities....          (1,167)             (2,121)
                                                                               ------------------ -------------------
             Net cash from operating activities...........................           3,146               5,413
                                                                               ------------------ -------------------
Cash flows from investing activities
          Proceeds from maturities and calls of securities
             available for sale...........................................         967,284             410,234
          Proceeds from sales of securities available for sale............               0               4,436
          Proceeds from sales of other real estate owned..................             535                   0
          Purchases of securities available for sale......................        (980,828)           (415,090)
          Change in loans made to customers...............................          (2,385)            (34,337)
          Property and equipment expenditures.............................            (260)               (186)
                                                                               ------------------ -------------------
             Net cash from investing activities...........................         (15,654)            (34,943)
                                                                               ------------------ -------------------
Cash flows from financing activities
          Net increase (decrease) in:
             Deposits.....................................................          16,120              51,141
             Securities sold under repurchase agreements
               and other short-term borrowings............................         (19,144)            (10,277)
             Advances from borrowers for taxes and insurance..............            (192)               (559)
          Federal Home Loan Bank advances.................................               0               6,500
          Repayment of Federal Home Loan Bank advances....................               0             (10,000)
          Net proceeds from exercise of stock options.....................               0                  21
          Purchases of treasury stock.....................................            (285)             (3,753)
          Dividends paid..................................................          (2,325)             (2,370)
                                                                               ------------------ -------------------
             Net cash from financing activities...........................          (5,826)             30,703
                                                                               ------------------ -------------------
Net change in cash and cash equivalents...................................         (18,334)              1,173
Cash and cash equivalents at beginning of period..........................          37,578              34,315
                                                                               ------------------ -------------------
Cash and cash equivalents at end of period................................         $19,244             $35,488
                                                                               ================== ===================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                               September 30, 2003

         (Dollar amounts in thousands, except share and per share data)

                                   (Unaudited)




Note 1 - Basis of Presentation
------------------------------


     The accompanying interim condensed consolidated financial statements are prepared without audit and reflect all adjustments which are of a normal and recurring nature and, in the opinion of management, are necessary to present interim financial statements of Northern States Financial Corporation (the "Company") in accordance with accounting principles generally accepted in the United States of America. The interim financial statements do not purport to contain all the necessary financial disclosures covered by accounting principles generally accepted in the United States of America that might otherwise be necessary for complete financial statements.

     To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan and lease losses and status of contingencies are particularly subject to change.

     The interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes (or "notes thereto") of the Company for the years ended December 31, 2002, 2001 and 2000. The results of operations for the three and nine month periods ended September 30, 2003, are not necessarily indicative of the results to be expected for the full year.

     Net income was utilized to calculate both basic and diluted earnings per share for all periods presented. Information regarding weighted average shares utilized in computing basic and diluted earnings per share follows. It should be noted that all stock options were exercised in early 2002 and there have since been none outstanding.


                                              Three months ended           Nine months ended
                                         September 30,  September 30,   September 30,  September 30,
                                             2003          2002             2003           2002
                                        -------------------------------------------------------------

Average outstanding common shares.....    4,305,105      4,343,148       4,306,131      4,414,895
Effect of stock options...............            0              0               0              6
                                        -------------------------------------------------------------
Average outstanding shares for
   diluted earnings per share.........    4,305,105      4,343,148       4,306,131      4,414,901
                                        =============================================================

                      NORTHERN STATES FINANCIAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2003

         (Dollar amounts in thousands, except share and per share data)

                                   (Unaudited)


     On April 17, 2002 it was announced that the Northern States Financial Corporation's Board of Directors had approved a stock repurchase program that allows the Company to purchase up to 200,000 shares of Northern States Financial Corporation stock either in open market or private transactions. On February 19, 2003, the Company announced that it had approved an additional repurchase program to purchase an additional 200,000 shares of its stock. The Company has repurchased 10,000 shares at an average cost of $28.50 per share during the first nine months of 2003. At September 30, 2003, the Company had a total of 167,150 shares of treasury stock that it purchased under these programs. Treasury stock is carried at cost.

     Information related to stockholders' equity was as follows:


                                     September 30,         December 31,
                                         2003                  2002
                                     ----------------------------------
Par value per share...........            $0.40                 $0.40
Authorized shares.............        6,500,000             6,500,000
Issued shares.................        4,472,255             4,472,255
Treasury shares...............          167,150               157,150
Outstanding shares............        4,305,105             4,315,105



Note 2 - Commitments, Off-Balance Sheet Risk and Contingencies
--------------------------------------------------------------


         At September 30, 2003 and December 31, 2002, the contract amount of the Company's off-balance sheet commitments were as follows:


                                            September 30,       December 31,
                                                2003               2002
                                            -----------------------------------
Unused lines of credit and
   commitments to make loans:
      Fixed rate...........................    $17,975           $11,533
      Variable rate........................     77,429            99,896
                                            ------------------------------------
Total......................................    $95,404          $111,429
                                            ====================================
Standby letters of credit..................     $5,651            $5,435

                     NORTHERN STATES FINANCIAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2003

         (Dollar amounts in thousands, except share and per share data)

                                   (Unaudited)


     Since many commitments to make loans expire without being used, the amounts above do not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitments is determined using management's credit evaluation of the borrower, and may include commercial and residential real estate and other business and consumer assets.

     Commitments to make loans to related parties totaled $569 and $1,006 at September 30, 2003 and December 31, 2002. These commitments were made at the same terms and conditions available to nonrelated parties.

     The Company also has Community Reinvestment Act (CRA) investment commitments outstanding of $871 as of September 30, 2003. The commitment is to be funded over the next six years.



Note 3 - Announcement of Merger Agreement
-----------------------------------------


     On September 11, 2003, Northern States Financial Corporation announced that it had agreed to acquire privately held Round Lake Bankcorp, Inc. based in Round Lake, Illinois and that their respective boards of directors had approved a definitive Agreement and Plan of Merger. The transaction is valued at $19.8 million and will be paid in cash. The transaction is subject to regulatory and Round Lake Bankcorp stockholder approval. Subject to receipt of regulatory and Round Lake Bankcorp stockholder approval, the transaction is expected to close in early January 2004.

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------------------------------------------------------------------
AND RESULTS OF OPERATIONS
-------------------------




     The following discussion focuses on the consolidated financial condition of the Northern States Financial Corporation (the "Company") at September 30, 2003 and the consolidated results of operations for the three and nine month periods ended September 30, 2003, compared to the same period of 2002. The purpose of this discussion is to provide a better understanding of the condensed consolidated financial statements of Northern States Financial Corporation and the operations of its wholly owned subsidiary, the Bank of Waukegan (the "Bank") and the Bank's wholly owned subsidiary, Northern States Community Development Corporation ("NSCDC"). This discussion should be read in conjunction with the interim condensed consolidated unaudited financial statements and notes thereto included herein.

     The Company cautions readers of this report that a number of important factors could cause the Company's actual results subsequent to September 30, 2003 to differ materially from those expressed in forward-looking statements. Statements contained in this management's discussion and analysis that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "plan," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company and its subsidiaries include, but are not limited to, difficulties or delays in completing the planned acquisition of Round Lake Bankcorp, Inc., changes in the estimated purchase accounting adjustments relating to the acquisition, difficulties in achieving anticipated cost savings related to the operation of the acquired banking offices or higher than expected costs related to the transaction, the potential for further deterioration in the credit quality of the Company's loan and lease portfolios, uncertainty regarding the Company's ability to ultimately recover on the surety bonds relating to the equipment lease pools currently on nonaccrual status, unanticipated changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the Company's investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area, and changes in accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements.

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------




CRITICAL ACCOUNTING POLICIES
----------------------------

     Certain critical accounting policies involve estimates and assumptions by management. To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosure provided, and future results could differ. Accounting for the allowance for loan and lease losses is a critical accounting policy for the Company because management must make estimates of losses, and these estimates are subject to change.

     The allowance for loan and lease losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan and lease losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan and lease loss experience, the nature and volume of the portfolio, information about specific borrower situation, estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans and leases, but the entire allowance is available for any loan or lease that, in the management's judgement, should be charged-off. Loan and lease losses are charged against the allowance when management believes the uncollectibility of a loan or lease balance is confirmed.

     A loan or lease is impaired when full payment under the loan or lease terms is not expected. Impairment is evaluated on an aggregate basis for smaller-balance loans of similar nature such as residential mortgage, consumer and credit card loans, and on an individual loan or lease basis for other loans and leases. If a specific loan or lease is determined by management to be impaired, a portion for the allowance is allocated so that the loan or lease, net of the allocated reserve, is reflected in total assets at the present value of estimated cash flows using the loan's or lease's existing rate or at the fair value of collateral if repayment is expected solely from the collateral.


FINANCIAL CONDITION
-------------------

     The Company's consolidated total assets were $631.9 million at September 30, 2003, decreasing $3.8 million from $635.7 million at December 31, 2002. The decrease was primarily attributable to declines to the Company's cash and cash equivalents that were partially offset by increases in the value of the Company's securities portfolio.

     The Company's federal funds sold at September 30, 2003 declined $19.8 million to $1.1 million from $20.9 million at December 31, 2002. The Company's federal funds sold position decreased in order to fund increases to securities available for sale that were $11.8 million greater than at December 31, 2002. The fair value of securities at September 30, 2003 was $248.7 million of which $231.5 million were pledged to secure repurchase agreements and public deposits. During the first nine months of 2003, $967.3 million in securities were called or matured compared to only $410.2 million for the same period last year. As interest rates fell, the issuers of securities had incentive to call the securities. At September 30, 2003, the Company has $123.9 million in U.S. Government agency securities with call options and an additional $71.0 million that will mature within 90 days.

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------




         Loans and leases declined slightly at September 30, 2003 from December 31, 2002 by $525,000. Loan demand for the first nine months of 2003 has receded compared to the previous year as the economy has slowed. The Company's commercial loans and real estate construction loans decreased $7.4 million and $6.7 million from year-end as commercial loans were secured by real estate and construction projects were completed. These loans were reclassified to the real estate mortgage portfolio to more consistently reflect the underlying collateral of these loans, causing real estate mortgage loans to increase $12.6 million. The Company's home equity loans increased by $941,000 to $28.3 million compared to $27.4 million at December 31, 2002, indicating the continued popularity of this type of loan because of its tax advantages to the borrower. Installment consumer loans also increased from year-end by $521,000. At September 30, 2003, loans to related parties totaled $4.4 million increasing $1.9 million from December 31, 2002.

     During the first nine months of 2003, deposits increased by $16.1 million to $465.7 million from $449.6 million at December 31, 2002. The growth was attributable to an increase of $15.7 million in deposits from local government agencies. This increase resulted from the normal cyclical nature of public entities receiving funds as real estate tax payments are received during the third quarter of the year that are then drawn down for operational purposes during the rest of the year.

     Securities sold under repurchase agreements decreased by $19.2 million to $78.0 million at September 30, 2003 from $97.2 million at December 31, 2002. Securities sold under repurchase agreements are offered through either an overnight repurchase agreement product or a term product with maturities from 7 days to one year. The decrease in repurchase agreements was mainly from the term product maturities as the purchasers of the term product used the funds for business purposes. At September 30, 2003, securities sold under repurchase agreements to related parties totaled $44.3 million. Borrowings from the Federal Home Loan Bank through term advances remained at $6.5 million at September 30, 2003.

     Total stockholders' equity increased $568,000 to $77.2 million during the nine months ended September 30, 2003. The increase is the result of net income of $4,244,000, less the adjustment to the market value of securities available for sale, net of tax, of $1,066,000, less $285,000 due to the Company's repurchase of 10,000 shares of its common stock, and less $2,325,000 paid out as a cash dividend of $.54 per share on June 1, 2003.

     The Company's tier 1 capital to average asset ratio at September 30, 2003 was 12.18% and the total tier 2 capital to asset ratio, on a risk adjusted basis, amounted to 18.44%, exceeding the minimum required to be well capitalized under prompt corrective action regulations, which minimums are 5.00% and 10.00%. Book value per share was $17.92 at September 30, 2003 as compared to $17.75 at December 31, 2002. On September 30, 2003, the Company and the Bank were in compliance with all applicable regulatory capital requirements. After the acquisition of Round Lake Bankcorp, Inc. that is expected to close in early January 2004, the Company's capital position is expected to continue to exceed regulatory capital adequacy requirements.

     Liquidity management involves the ability to meet the cash flow requirements of customers. The Company needs to have proper cash flow to meet the requirements of depositors wanting to withdraw funds. The Company must meet the needs of borrowers for credit as well. The acquisition of Round Lake Bankcorp, Inc. for $19.8 million will also require liquidity management to fund the transaction.

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------



     Federal funds sold, interest bearing deposits in banks and marketable securities, particularly those of shorter maturities, are principal sources of asset liquidity. Federal funds sold at September 30, 2003 were $1.1 million. The Company sells excess funds overnight to the money center banks and these funds provide the Company with liquidity to fund loans or meet depositor requirements. The Company classifies all of its securities as available for sale, which increases the Company's flexibility in that the Company can sell any of its unpledged securities to meet liquidity requirements. Securities available for sale had a carrying value of $248.7 million at September 30, 2003 of which $231.5 million were pledged to secure public deposits and repurchase agreements.

     Other sources of liquidity available to the Company for funds are deposits and borrowings. The Company has used brokered deposits for liquidity and at September 30, 2003 had $15.9 million in brokered time deposits. To insure the ability to meet its funding needs, including any unexpected strain on liquidity, the Company has $30 million in federal funds lines of credit from two independent banks. At September 30, 2003, the Company had borrowings from the Federal Home Loan Bank of $6.5 million with the ability to borrow $1.9 million in additional funds based on the Company's available collateral of one to four family dwellings.


RESULTS OF OPERATIONS
---------------------

NET INCOME

         Consolidated net income for the quarter ended September 30, 2003 was $1,360,000, or $.32 per diluted share, decreasing $325,000 or 19.29% compared to net income of $1,685,000, or $.39 per diluted share, for the same period the previous year. The annualized return on average assets was .86% for the quarter, a decrease from a return on average assets for the same quarter the previous year of 1.10%. The consolidated net income for the nine months ended September 30, 2003 was $4,244,000, or $.99 per diluted share, a decrease of $1,535,000 from $5,779,000, or $1.31 per diluted share for the first nine months of 2002. The annualized return on average assets for the first nine months of 2003 was ..90%, decreasing from the return on average assets for the same period the previous year of 1.32%. Earnings were adversely affected by higher legal fees to collect on nonperforming loans and by increases to the provision for loan and lease losses. Decreased interest earned on the nonperforming loans and on the securities portfolio contributed to the decline in income.

NET INTEREST INCOME

     Net interest income, the difference between interest income earned on average interest earning assets and interest expense on average interest bearing liabilities, decreased $194,000 to $4,346,000 during the three months ended September 30, 2003, compared to the same three months in 2002.

     The major factor affecting net interest income during the third quarter of 2003 was the decline in interest rates. The Company reduced its prime lending rate to 4.00% on June 30, 2003 from 4.25%. The prime rate was 4.75% during the third quarter of 2002. The decline in interest rates lowered the yields earned on

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------




interest earning assets. Table 1, "Analysis of Average Balance and Tax Equivalent Rates for the Three Months ended September 30, 2003 and 2002" shows that the net yield on interest earning assets decreased 94 basis points to 4.31% during the third quarter of 2003 from 5.25% last year causing interest income to decline $1,148,000 on a fully tax equivalent basis during the third quarter of 2003 compared to the prior year period.

     The lower interest income was only partially offset by lower interest expense as the Company lowered deposit rates during the quarter. Yields on interest bearing liabilities decreased by only 85 basis points during the third quarter of 2003 to 1.71% compared to 2.56% during the third quarter of 2002. The lower rates paid on interest bearing liabilities had the effect of lowering interest expense during the third quarter of 2003 by $939,000 compared to the same quarter of 2002.

     Net interest income for the nine months ended September 30, 2003 decreased $1,542,000 compared to the same period of 2002. Interest rates during the first nine months of 2003 declined as the prime rate dropped from 4.25% to 4.00% at June 30, 2003 while, during the same period of 2002, rates remained stable, with the prime rate at 4.75% throughout the period. Table 2, "Analysis of Average Balance and Tax Equivalent Rates for the Nine Months ended September 30, 2003 and 2002" shows that yields on interest earning assets declined 116 basis points during the first nine months of 2003 compared to last year. Table 2 shows that rates paid on interest bearing liabilities decreased to a lesser extent, declining only 67 basis points during the first nine months of 2003 compared to the same nine months of 2002. These developments caused net interest income to decrease.

      Interest earned on loans during the nine months ended September 30, 2003, on a fully tax equivalent basis, was $15,207,000 or $1,268,000 lower than for the same period last year. Besides the lower rates, another major factor affecting interest income earned on loans during the nine months ended September 30, 2003 was the amount of nonaccrual loans and leases. Lease pools totaling $11.3 million were placed on non-accrual status at June 30, 2002. The Company had been recognizing income of $290,000 per quarter on these lease pools prior to placing the lease pools on nonaccrual status causing interest income earned on loans during the nine months ended September 30, 2003 to be $580,000 less than what it had been for the same period of 2002.

      Lower general interest rates during the nine months ended September 30, 2003 compared to the same period of 2002 contributed to lower net interest income as securities yields dropped to a greater extent than yields on deposits and borrowings. Yields earned on taxable securities decreased 167 basis points to 2.78% during the first nine months of 2003 compared to the same period last year. Interest income on taxable securities consequently declined by $1,630,000 to $4,969,000 during the first nine months of 2003 compared to $6,599,000 last year. During the nine months ended September 30, 2003, $967 million in securities were called or matured as compared to $410 million for the same time period last year. The effect of the calls and maturities during the nine months ended September 30, 2003 is that the yields on taxable securities fell to a much greater extent than other interest bearing assets, as new securities yielding lower interest rates were purchased to replace the called and matured securities.

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------


                                     TABLE 1

                      NORTHERN STATES FINANCIAL CORPORATION
              ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES
            For the Three Months Ended September 30, 2003 and 2002 -
                              Rates are Annualized
                                    ($ 000s)


                                                      2003                                   2002
                                      ------------------------------------  -------------------------------------
                                        Average                               Average
                                        Balance     Interest      Rate        Balance      Interest      Rate
                                      ------------------------------------  -------------------------------------
Assets
   Loans (1)(2)(3)                       $352,062       $4,840      5.50%       $344,025       $5,429      6.31%
   Taxable securities (4)                 241,143        1,568      2.60%        207,179        1,986      3.86%
   Tax-advantaged securities (2) (4)        7,857          110      5.79%          9,080          151      6.87%
   Federal funds sold and other             6,356           16      1.01%         26,692          116      1.74%
                                      ------------------------------------  -------------------------------------
      Interest earning assets (4)         607,418        6,534      4.31%        586,976        7,682      5.25%
   Noninterest earning assets              23,899                                 23,323
                                      ------------                          -------------
      Average assets                     $631,317                               $610,299
                                      ============                          =============

Liabilities and stockholders' equity
   NOW deposits                           $47,719          $70       .59%        $48,700         $121       .99%
   Money market deposits                   51,997          116       .89%         47,621          211      1.77%
   Savings deposits                        52,659          104       .79%         48,236          181      1.50%
   Time deposits                          246,687        1,388      2.25%        250,207        1,993      3.19%
   Other borrowings                       101,035          463      1.83%         86,464          574      2.66%
                                      ------------------------------------  -------------------------------------
      Total interest bearing liabilities  500,097        2,141      1.71%        481,228        3,080      2.56%
                                                  ------------------------               ------------------------
   Demand deposits                         49,954                                 46,825
   Other noninterest earning
     liabilities                            4,874                                  5,528
   Stockholders' equity                    76,392                                 76,718
                                      ------------                          -------------
      Average liabilities and
       Stockholders' equity              $631,317                               $610,299
                                      ============                          =============
    Net interest income                                 $4,393                                 $4,602
                                                  =============                          =============
    Net yield on interest earning
assets (4)                                                          2.89%                                  3.15%
                                                               ===========                            ===========
    Interest bearing liabilities
      To earning assets ratio                                      82.39%                                 82.25%
                                                               ===========                            ===========

(1) - Interest income on loans includes loan origination and other fees of $91 and $104 for the three months ended September 30, 2003 and 2002.
(2) - Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34% rate.
(3) - Non-accrual loans are included in average loans.
(4) - Rate information was calculated on the average amortized cost for securities. The three months ended September 30, 2003 and 2002 average balance information includes an average unrealized gain for taxable securities of $181 and $1,619 and for tax-advantaged securities of $258 and $283.

                       NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------


                                     TABLE 2

                      NORTHERN STATES FINANCIAL CORPORATION
              ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES
             For the Nine Months Ended September 30, 2003 and 2002 -
                              Rates are Annualized
                                    ($ 000s)


                                                      2003                                   2002
                                      ------------------------------------  -------------------------------------
                                        Average                               Average
                                        Balance     Interest      Rate        Balance      Interest      Rate
                                      ------------------------------------  -------------------------------------

Assets
   Loans (1)(2)(3)                       $354,864      $15,207      5.71%       $333,501      $16,475      6.59%
   Taxable securities (4)                 239,753        4,969      2.78%        198,281        6,599      4.45%
   Tax-advantaged securities (2) (4)        8,103          363      6.18%          9,782          503      7.03%
   Federal funds sold and other             6,178           52      1.12%         17,976          226      1.68%
                                      ------------------------------------  -------------------------------------
      Interest earning assets (4)         608,898       20,591      4.52%        559,540       23,803      5.68%
   Noninterest earning assets              22,709                                 25,347
                                      ------------                          -------------
      Average assets                     $631,607                               $584,887
                                      ============                          =============

Liabilities and stockholders' equity
   NOW deposits                           $49,361         $235       .63%        $46,708         $336       .96%
   Money market deposits                   50,291          434      1.15%         48,721          649      1.78%
   Savings deposits                        51,073          351       .92%         47,314          527      1.49%
   Time deposits                          248,487        4,797      2.57%        224,145        5,648      3.36%
   Other borrowings                       102,095        1,551      2.03%         87,846        1,824      2.77%
                                      ------------------------------------  -------------------------------------
      Total interest bearing liabilities  501,307        7,368      1.96%        454,734        8,984      2.63%
                                                  ------------------------               ------------------------
   Demand deposits                         47,986                                 46,513
   Other noninterest earning
liabilities                                 5,616                                  6,694
   Stockholders' equity                    76,698                                 76,946
                                      ------------                          -------------
      Average liabilities and
       Stockholders' equity              $631,607                               $584,887
                                      ============                          =============
    Net interest income                                $13,223                                $14,819
                                                  =============                          =============

    Net yield on interest earning
assets (4)                                                          2.90%                                  3.54%
                                                               ===========                            ===========
    Interest bearing liabilities
      To earning assets ratio                                      82.54%                                 81.37%
                                                               ===========                            ===========

(1) - Interest income on loans includes loan origination and other fees of $306 and $314 for the nine months ended September 30, 2003 and 2002.
(2) - Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34% rate.
(3) - Non-accrual loans are included in average loans.
(4) - Rate information was calculated on the average amortized cost for securities. The nine months ended September 30, 2003 and 2002 average balance information includes an average unrealized gain for taxable securities of $1,279 and $473 and for tax-advantaged securities of $276 and $239.

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------


ASSET QUALITY AND THE PROVISION FOR LOAN AND LEASE LOSSES

     Management, with the concurrence of the Board of Directors, after carefully reviewing the adequacy of the allowance for loan and lease losses and the levels of nonperforming and impaired loans and leases, found that a $150,000 provision for loan and lease losses was necessary for the three months ended September 30, 2003 compared to $75,000 for the same period of 2002. The provision for loan and lease losses for the first nine months of 2003 was $430,000 compared to $225,000 last year and increased due to allocations for problem loans, as discussed below.

     At September 30, 2003, the allowance for loan and lease losses was $3,782,000 or 1.08% of loans and leases as compared $3,698,000 or 1.05% of loans and leases at December 31, 2002. During the third quarter of 2003, $157,000 in loans were charged off through the allowance compared to $79,000 during the same period last year. There was $1,000 in recoveries of loans previously charged off recognized during the third quarter of 2003 compared to $3,000 in recoveries during the same period in 2002. For the nine months ended September 30, 2003, $509,000 in loans were charged off compared to $392,000 for the same period last year. Recoveries of loans previously charged off totaled $163,000 during the first nine months of 2003 compared to $8,000 during the first nine months of 2002.

      Nonperforming loans and leases, which includes loans and leases on nonaccrual status in addition to loans and leases 90 days or more past due and in the process of collection, were $14.8 million at September 30, 2003 or 4.22% of loans and leases. Nonperforming loan and lease totals increased $762,000 from December 31, 2002 when nonperforming loan levels were $14.1 million or 4.00% of loans and leases. The largest group of nonperforming loans and leases consists of lease pools totaling $11.3 million that were placed on nonaccrual status at June 30, 2002. The lease pools had been purchased from an investment-banking house and are secured by equipment and carry surety bonds. The Company is in the process of collecting, through legal proceedings, on these leases from the insurance companies that issued the surety bonds. The Company also has nonperforming loans totaling $1.5 million that are secured by motels. The lodging industry has been especially hurt by the aftermath of 9/11 due to the decline in travel. At September 30, 2003, the Company had loans for motels totaling $42.5 million in its loan portfolio that, other than the $1.5 million discussed above, are performing in accordance to their terms. Nonaccrual loans and leases at September 30, 2003 were $13.7 million increasing from $13.2 million at December 31, 2002.

      Impaired loans and leases at September 30, 2003 were $13.7 million increasing from $13.2 million at December 31, 2002. The Company considers a loan or lease impaired if it is expected that full principal and interest will not be collected under the contractual terms of the note. Impaired loans and leases are carried at the present value of expected cash flows discounted at the loan's effective interest rate or at the fair value of the collateral, if the loan and lease is collateral dependent. The amount of the allowance for loan losses allocated for impaired loans and leases was $961,000 at September 30, 2003, decreasing from $1,307,000 at year-end because of impaired loans that were charged-off or transferred to other real estate owned during the first nine months of 2003. The portion of the allowance allocated to the $11.3 million in impaired lease pools was $604,000 at September 30, 2003.

      Management and the Board of Directors analyze the adequacy of the allowance for loan and lease losses at least quarterly. Loans and leases judged to be impaired, with probable incurred loss exposure, that are no longer accruing interest, and historical net loss percentages are reviewed in the analysis of the allowance for

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------


loan and lease losses. Factors considered in assessing the adequacy of the allowance include: changes in the type and volume of the loan and lease portfolio; review of the larger credits within the Bank; historical loss experience; current economic trends and conditions; review of the present value of expected cash flows and fair value of collateral on impaired loans and leases; growth; and other factors management deems appropriate. Based on management and the Board of Directors' analysis, the allowance for loan and lease losses at September 30, 2003 is adequate to cover probable incurred credit losses.

     Another component of non-performing assets is other real estate owned that consists of assets acquired through loan foreclosure and repossession. The fair value of other real estate owned is reviewed by management at least quarterly to assure the reasonableness of its carrying value, which is lower of cost or the fair value less estimated selling costs. At September 30, 2003, other real estate owned was $4.0 million increasing from $2.0 million at December 31, 2002. During the quarter ended September 30, 2003, two properties secured by motels were transferred from loans, through foreclosure proceedings, to other real estate owned that totaled $1,544,000. During the first nine months of 2003, a total of five properties, that had been used to secure loans, were transferred to other real estate in the amount of $2,449,000. Two properties held as other real estate owned were sold for $535,000 during the second quarter of 2003 and $29,000 in gains was recognized from the sales.

     One major piece of property reported as other real estate owned is carried at the amount of $1,783,000 and was acquired by the Bank of Waukegan through the receipt of a deed in lieu of foreclosure in 1987. The parcel consists of approximately 525,000 square feet of land situated on Lake Michigan in Waukegan, Illinois. During the fourth quarter of 2002, the Bank formed Northern States Community Development Corporation ("NSCDC"), as a subsidiary of the Bank. NSCDC assets consist of cash and this parcel of other real estate owned. For financial accounting purposes the other real estate is consolidated into the Bank and is reported as other real estate owned at the Company level. This subsidiary was formed for the purpose of developing and selling this parcel as part of the City of Waukegan's lakefront development plans. Proposals under discussion for use of this property include the building of a minor league baseball park and condominiums.


NONINTEREST INCOME

     Noninterest income for the three months ended September 30, 2003 was $1,033,000 as compared to $914,000 for the three months ended September 30, 2002, an increase of $119,000. Trust fees, service fees on deposits and ATM and debit card transactions (a component of other operating income) contributed to the increase in noninterest income. Trust income increased $58,000 during the third quarter of 2003 compared to the same quarter last year. Much of the trust fees are tied to the performance of securities held in trust accounts. The rebounding of the equity markets during the third quarter of 2003 contributed to the increase in trust fee income during the quarter. Service fees on deposits increased by $30,000 as compared to the same quarter last year because of increased service charges on commercial checking accounts related to lower interest rates as well as increased overdraft fee income. Mortgage banking income declined in the third quarter of 2003 by $21,000 compared to the same quarter last year as the level of mortgage banking activity slowed due to an increase in mortgage rates during the quarter. The Company originates mortgage loans that are closed on behalf of other institutions that fund and own the loans, with the Company receiving a fee. Other operating income increased during the quarter by $52,000 due to ATM and debit card fee income increasing $45,000 compared to the same quarter last year as the Bank continued to promote the debit card that was first introduced during the summer of 2002.

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------


     For the nine months ended September 30, 2003, noninterest income was $3,045,000, an increase of $292,000 compared to the first nine months of 2002. Service fees on deposits and mortgage banking income were $118,000 and $87,000 greater during the first nine months of 2003 compared to the same period last year. Service fees on deposits increased due to greater overdraft fee income generated by the Company's overdraft program that honors overdraft items on qualified customers. Increased volumes of mortgage banking activity brought about by lower mortgage rates contributed to the increased mortgage banking income during the first nine months of 2003. Other operating income increased during the nine months ended September 30, 2003 by $61,000 due to ATM and debit card fee income. Trust fee income during the first nine months of 2003 increased $26,000 compared to the first nine months of 2002 due to the rebounding of the equity markets during the first nine months of 2003.

NONINTEREST EXPENSES

     Noninterest expenses for the quarter ended September 30, 2003 were $3,160,000, increasing $331,000 from the same quarter last year. The Company's efficiency ratio, noninterest expenses divided by the sum of net interest income and noninterest income, was 58.75% for the third quarter of 2003 as compared to 51.87% for the same quarter of 2002. Increases to legal fees, as discussed below, primarily impacted noninterest expense and this ratio.

     Salary and employee benefit expenses were $1,000 less during the third quarter of 2003 compared to the same period last year. One senior Bank officer left his position at the end of June 2003 and has not been replaced keeping salary expenses down during the quarter.

     Occupancy expenses for the third quarter of 2003 were $27,000 greater than the same quarter of 2002. Real estate taxes on the Company's properties have increased $5,000 during the third quarter 2003 as tax bond referendums were approved. Maintenance expenses increased $15,000 as the Company's equipment has aged and requires more repairs.

     Data processing expense increased $42,000 during the three months ended September 30, 2003 to $166,000 compared to $124,000 last year. ATM processing costs were up for the quarter as the Company continued to promote its debit card.

     Legal expenses increased $142,000 during the third quarter of 2003 compared to the same time period last year. The levels of nonperforming loans and leases caused legal expenses to increase especially pertaining to the nonperforming lease pools that totaled $11.3 million at September 30, 2003. It is expected that litigation against the insurance companies that issued the surety bonds on the lease pools will continue into 2004 and the Company expects to continue to incur legal expenses in connection with this litigation.

      The Company's other operating expenses during the three months ended September 30, 2003 were $121,000 greater than during the same period of 2002. Increases to other real estate owned expenses during the third quarter of 2003 account for a majority of the increase in other operating expenses. During the third quarter of 2003 two motels securing loans were transferred into other real estate owned and there were expenses for real estate taxes, unpaid water bills and repairs in order to prepare the properties for sale. It is expected that the other real estate expenses will continue to be at higher levels as compared to the previous year until these properties are sold.

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------


     For the nine months ended September 30, 2003 noninterest expenses were $9,162,000, increasing $782,000 or 9.33% from the same period last year. The Company's efficiency ratio, noninterest expenses divided by the sum of net interest income and noninterest income, was 56.86% for the first nine months of 2003 as compared to 48.26% for the first nine months of 2002. Legal fees, as discussed below, primarily affected this ratio.

     Increases in salary and employee benefit expenses of $86,000 occurred during the first nine months of 2003 compared to the same period last year. Annual merit increases caused regular salary expense to increase $58,000 during the first nine months of 2003 as compared to the same time period of 2002 and would have been greater as a senior officer of the Bank left at the end of June 2003. Group insurance expense was $56,000 greater during the nine months ended September 30, 2003 compared to last year due to insurance premium increases. Partially offsetting these increases, compensation expense relating to stock appreciation rights were $55,000 less during the nine months ended September 30, 2003 than for the same nine months last year as all outstanding stock appreciation rights were exercised in 2002 and are not presently being awarded.

     Occupancy expenses for the first nine months of 2003 were $58,000 greater than during the first nine months of 2002. Real estate taxes on the Company's properties have increased $20,000 during the first nine months of 2003 as tax bond referendums were approved. Maintenance expenses increased $35,000 as more repairs are required to the Company's equipment as it has aged.

     Legal expenses increased $585,000 during the nine months ended September 30, 2003 compared to the same time period last year. Much of the increase in legal expenses pertains to the nonperforming lease pools totaling $11.3 million at September 30, 2003. The Company is in litigation against the insurance companies that issued the surety bonds on the lease pools.

      The Company's other operating expenses during the nine months ended September 30, 2003 were $9,000 greater than during the same period of 2002. At the end of 2002 the Company had made a charitable contribution totaling $183,000. The Company subsequently received information late in the first quarter of 2003 that disallowed the charitable contribution. The Company consequently reversed the contribution expense in the first quarter of 2003 and the tax benefit related to the contribution. Other real estate owned expenses increased $75,000 during the nine months ended September 30, 2003 as compared to the same time period last year due to the increases to the Company's other real estate owned portfolio. Product development expense for the first nine months of 2003 increased $49,000 from the same period of 2002 as the Company's promotional checking account product and overdraft program grew. During the first nine months of 2003 loan and collection expenses grew $24,000 due to the levels of nonperforming loans and leases. Correspondent bank expenses for the Company's accounts with money center banks increased $24,000 due to lower interest rates.


 FEDERAL AND STATE INCOME TAXES

     For the three months ended September 30, 2003 and 2002, the Company's provisions for federal and state income taxes were $709,000 and $865,000, which as a percentage of pretax earnings was 34.3% and 33.9%. For the first nine months of 2003 and 2002, the Company's provisions for federal and state income taxes were $2,278,000 and $2,980,000, which as a percentage of pretax earnings was 34.9% and 34.0%.

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------


     The tax rate as a percentage of pretax earnings increased during the first nine months of 2003 as the result of the reversal during the first quarter of 2003 of a tax benefit of $72,000. The $72,000 tax benefit had been booked late in 2002 based on a charitable contribution made at that time but was disallowed during the first quarter of 2003. Income taxes as a percentage of pretax earnings would have been 33.8% if the tax benefit reversal had not taken place.


RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board (FASB) recently issued two new accounting standards, Statement 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", and Statement 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities", both of which became effective in the quarter beginning July 1, 2003. Because the Company did not have these instruments or is only nominally involved in these instruments, the new accounting standards did not materially affect the Company's operating results or financial condition.






ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------


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

     It is important that the board of directors and management oversee a comprehensive risk-management process that effectively identifies, measures, and controls IRR. One approach used by management to analyze IRR is to periodically measure the "shock" to the balance sheet of an assumed instantaneous decrease and increase in rates of 2% using computer simulation to show the effect of rate changes on the fair value of the Company's financial instruments. This approach falls under the broad definition of asset/liability management. The Company's primary asset/liability management technique is the interest rate shock.

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------


                                     TABLE 2

                      NORTHERN STATES FINANCIAL CORPORATION
               EFFECT OF INTEREST SHOCKS ON FINANCIAL INSTRUMENTS
                    as of June 30, 2003 and December 31, 2002

                                     ($000s)

                                                                Fair Value at June 30, 2003
                                                      -------------------------------------------------

                                                          Down 2%         Current           Up 2%
                                                      -------------------------------------------------
            Assets
                Cash and cash equivalents                     $19,980          $19,979         $19,978
                Securities available for sale                 254,396          252,974         246,397
                Loans and leases                              377,407          359,651         343,260
                Federal Home Loan Bank stock                    1,810            1,810           1,810
                Accrued interest receivable                     2,587            2,587           2,587

            Financial
            liabilities:
                Deposits                                     $456,645         $453,659        $450,815
                Securities sold under repurchase agreements
                  and other short-term borrowings              93,915           93,585          93,258
                Federal Home Loan Bank term advances            7,290            6,753           6,256
                Advances from borrowers for taxes
                  and insurance                                   506              506             506
                Accrued interest payable                        2,754            2,754           2,754

                                                              Fair Value at December 31, 2002
                                                      -------------------------------------------------

                                                          Down 2%         Current           Up 2%
                                                      -------------------------------------------------
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

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------



     Table 2, "Effect of Interest Shocks on Financial Instruments as of June 30, 2003 and December 31, 2002", shows how interest rate shocks of decreasing rates 2% and increasing rates 2% effect the fair value of the Company's financial instruments. The data shown in Table 2 is as of June 30, 2003 as it is the most current period available from the computer simulation model. The computer simulation model used to do the interest rate shocks and calculate the effect on the fair value of the Company's financial instruments takes into consideration maturity and repricing schedules of the various assets and liabilities. At June 30, 2003 the fair value of securities available for sale increases $1.4 million when rates are shocked downward 2% while the fair value decreases $6.6 million for a 2% upwards rate shock. The change in fair value of securities is smaller when rates are shocked down because there were call provisions on $127.9 million of the U.S. Government agency securities at June 30, 2003. At June 30, 2003 the fair value of the Company's financial asset instruments was $637.0 million compared to the book or carrying value on the Company's financial asset instruments at June 30, 2003 of $625.2 million.


ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES REPORT
-------------------------------------------------


    As of the end the period covered by this report, an evaluation was carried out under the supervision and with the participation of Northern States Financial Corporation's management, including our Chairman of the Board and President and Vice President and Treasurer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on and as of the date of their evaluation, our Chairman of the Board and President and Vice President and Treasurer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective in all material respects, to ensure that information required to be disclosed by Northern States Financial Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.


PART II. OTHER INFORMATION
--------------------------


ITEM 1.  LEGAL PROCEEDINGS
--------------------------

     Due to the nature of their business, the Company and its subsidiary are often subject to various legal actions. These legal actions, whether pending or threatened, arise through the normal course of business and are not considered unusual or material, other than as discussed below.

     Between November 2000 and August 2001, the Company purchased commercial lease pools from Commercial Money Center, a now bankrupt equipment leasing company. These lease pools, with outstanding balances of $11.3 million at September 30, 2003, are secured by assignments of payment streams, underlying equipment and surety bonds. These lease pools are included as impaired loans and leases at September 30, 2003 and are on nonaccrual status. Upon default of these lease pools, the Company made demand for payment from Illinois Union Insurance Company ("IU") a wholly owned subsidiary of Ace Limited Insurance Company ("ACE") and RLI Insurance Company ("RLI") under the relevant surety bonds. IU, ACE and RLI (the "Sureties") have failed to make the payments required under the surety bonds. As a result, in April 2002, the Company filed suit against each of the Sureties. The Company's complaints allege that the Sureties are liable for payment due to the Company under the terms of the bonds.

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------


ACE, IU and RLI are seeking to rescind on the surety bonds alleging that the originator of the leases fraudulently induced the insurers to issue the surety bonds, and that the bonds are therefore void. The Company has reviewed these matters with its legal counsel and believes that it has valid claims as the Sureties undertook the responsibility for all credit and fraud underwriting, and waived all defenses associated with the bonds, including defenses of fraud. The Company will continue to assert all the rights and remedies available to it in an effort to obtain payment under the bonds.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------

     None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

     None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     None

ITEM 5.  OTHER INFORMATION
--------------------------

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a) Exhibits.

     Exhibit 3.1 Articles of Incorporation of the Company, as amended to date. (Filed with Company's annual report on Form 10-K for the year ended December 31, 1994 Commission File 0-19300 and incorporated here by reference.)

     Exhibit 3.2 Bylaws of the Company, as amended to date. (Filed with Company's annual report on Form 10-K for the year ended December 31, 1994 Commission File 0-19300 and incorporated here by reference.)

     Exhibit 31.1 Section 302 Certifications of Chairman of the Board and President.

     Exhibit 31.2 Section 302 Certifications of Vice President and Treasurer.

     Exhibit 32.1 Section 906 Certification.

(b) The following current reports on Form 8-K were filed by the Company with the Securities and Exchange Commission during the third quarter of 2003:

     (1)      Form 8-K (Item 9) furnished to the SEC on July 16, 2003.

     (2)      Form 8-K (Item 9) furnished to the SEC on September 12, 2003.

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------
                                    FORM 10-Q
                                    ---------
                               September 30, 2003
                               ------------------


                                  EXHIBIT INDEX
                                  -------------


Exhibits
--------


     Exhibit 3.1 Articles of Incorporation of the Company, as amended to date. (Filed with Company's annual report on Form 10-K for the year ended December 31, 1994 Commission File 0-19300 and incorporated here by reference.)

     Exhibit 3.2 Bylaws of the Company, as amended to date. (Filed with Company's annual report on Form 10-K for the year ended December 31, 1994 Commission File 0-19300 and incorporated here by reference.)

     Exhibit 31.1 Section 302 Certifications of Chairman of the Board and President.

     Exhibit 31.2 Section 302 Certifications of Vice President and Treasurer.

     Exhibit 32.1 Section 906 Certification.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to sign on its behalf by the undersigned hereunto duly authorized, on this 11th day of November 2003.



NORTHERN STATES FINANCIAL CORPORATION
            (Registrant)





Date:  November 11, 2003                By:     /s/ Fred Abdula
       -----------------                    ----------------------------------
                                              Fred Abdula
                                              Chairman of the Board of
                                              Directors and President



Date:  November 11, 2003                By:    /s/ Thomas M. Nemeth
       -----------------                    ----------------------------------
                                              Thomas M. Nemeth
                                              Vice President and Treasurer