Form 10-K
period 2003-12-31
NORTHERN STATES FINANCIAL CORP /DE/
filed 2004-03-29
CIK 744485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock $.40 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☒  NO ☐

     The aggregate market value of the voting shares held by nonaffiliates of the Registrant is $84,166,954, as of June 30, 2003. Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are “affiliates” and that the last price known to management was a sale on June 30, 2003 of $28.71 per share.

     4,305,105 shares of common stock were outstanding as of March 20, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Parts II and IV are incorporated by reference from the Registrant’s 2003 Annual Report to Stockholders; and a portion of Part III is incorporated by reference to the Registrant’s Proxy Statement for its 2004 Annual Meeting of Stockholders to be held May 20, 2004.

     Except for those portions of the 2003 Annual Report incorporated by reference, the Annual Report is not deemed filed as part of this Report.

i

PART I

Item 1. Business

     Northern States Financial Corporation (the “Company”) cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to December 31, 2003 to differ materially from those expressed in forward-looking statements. Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company and its subsidiaries include, but are not limited to, changes in the estimated purchase accounting adjustments relating to the acquisition of Round Lake Bankcorp, Inc., difficulties in achieving anticipated cost savings related to the operation of the acquired banking offices or higher than expected costs related to the transaction, the potential for further deterioration in the credit quality of the Company’s loan and lease portfolios, uncertainty regarding the Company’s ability to ultimately recover on the surety bonds relating to the equipment lease pools currently on nonaccrual status, unanticipated changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the Company’s investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, and changes in accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements.

THE COMPANY

Overview

     The Company is a bank holding company organized in 1984 under the laws of Delaware, for the purpose of becoming the parent bank holding company of the Bank of Waukegan (the “Bank”). In 1991, the Company acquired First Federal Bank, fsb (“First Federal” or the “Thrift”). In 1998 the Thrift was merged with and into the Bank. On January 5, 2004, Northern States Financial Corporation completed its acquisition of the common stock of Round Lake Bankcorp, Inc. based in Round Lake, Illinois through a $19.8 million cash transaction. The acquisition is expected to be accretive to future earnings of the Company.

     The Company is registered under the Bank Holding Company Act of 1956, as amended, and owns all the outstanding stock of the Bank. At December 31, 2003, the Company had 403 registered stockholders of record, 4,305,105 shares of Common Stock outstanding, and total consolidated assets of approximately $690 million. Aside from the stock of the Bank and cash, the Company has no other substantial assets.

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

     Neither the Company nor the Bank have material patents, licenses or franchises except the banking charters, which permit them to engage in banking and trust practices pursuant to law.

     The principal business of the Company, operating through the Bank, consists of attracting deposits and securities sold under repurchase agreements from the general public, making commercial loans, loans secured by residential and commercial real estate and consumer loans, and operating mortgage banking and trust businesses.

     The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are currently made available free of charge via the Company’s internet website (www.nsfc.net) as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the “Commission”).

Subsidiary Operations

     The Bank of Waukegan was chartered as a state bank in 1962 and is located in Waukegan, Illinois. Waukegan is located approximately 37 miles north of Chicago, Illinois and has a population of approximately 70,000. At December 31, 2003 the Bank of Waukegan had total assets of approximately $689.7 million, loans and leases of approximately $358.2 million, deposits of approximately $493.5 million and stockholder’s equity of approximately $75.3 million. The Bank has three banking offices located in Waukegan, one office located in Antioch, Illinois, one office located in Gurnee, Illinois, and one office located in Winthrop Harbor, Illinois.

     First State Bank of Round Lake, the wholly owned subsidiary of Round Lake Bankcorp, Inc., with two branches in Lake County, Illinois, will operate as a separate banking subsidiary of Northern States Financial Corporation for a period of time. As of December 31, 2003, First State Bank of Round Lake had $108 million in assets and puts the combined assets of Northern States at over $750 million while expanding Northern States’ combined deposits to be the eighth largest in the county. It is contemplated that the First State Bank of Round Lake will be merged into Northern State’s subsidiary, Bank of Waukegan, at some point in the future.

     The banks provide services to individuals, businesses and local governmental units in northeastern Illinois and southeastern Wisconsin.

     The banks’ full service banking business includes the customary consumer and commercial products and services which banks provide, including the following: demand, savings, and time deposits, securities sold under repurchase agreements and individual retirement accounts; commercial, consumer and real estate lending, including installment loans, home equity loans, lines of credit and overdraft checking; safe deposit operations; trust services; and a variety of additional services tailored to the needs of individual customers, such as the sale of traveler’s checks, money orders, cashier’s checks and foreign currency, direct deposit, and other special services.

     Commercial and consumer loans are made to corporations, partnerships and individuals, primarily on a secured basis. Commercial lending focuses on business, capital, construction, inventory and real estate. The banks also make direct and indirect loans to consumers and commercial customers. The mortgage division originates and services commercial and residential mortgages.

     The Bank’s trust department acts as executor, administrator, trustee, conservator, guardian, custodian and agent. At December 31, 2003, the Trust Department had assets under management or custodial arrangements of approximately $159 million. Its office is located in Waukegan, Illinois.

     During 2002 the Bank formed Northern States Community Development Corporation (“NSCDC”), a wholly-owned subsidiary of the Bank. NSCDC assets consist of cash and of other real estate owned. This subsidiary was formed for the purpose of developing and selling a parcel of other real estate owned as part of the City of Waukegan’s lakefront development plans. Proposals under discussion for use of this property include the building of a minor league baseball park and condominiums. At December 31, 2003, assets of NSCDC totaled $1.8 million and were consolidated into the Bank of Waukegan’s financial statements.

COMPANY OPERATING STRATEGY

     Corporate policy, strategy and goals are established by the Board of Directors of the Company. Pursuant to the Company’s philosophy, the Company also establishes operational and administrative policies for the banks. Within this framework, the banks focus on providing personalized services and quality products to customers to meet the needs of the communities in which they operate.

     As part of its community banking approach, the Company encourages the officers of the banks to actively participate in community organizations. In addition, within credit and rate of return parameters, the Company attempts to ensure that the banks meet the credit needs of the community. In addition, the banks invest in local municipal securities.

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

     Commercial Loans - The Bank seeks new commercial loans in its market area and much of the increase in these loans in recent years can be attributed to the successful solicitation of new business. The Bank has also purchased commercial loans or portions of commercial loans from other financial institutions and investment banking houses. The Bank’s areas of emphasis include, but are not limited to, loans to manufacturers, building contractors, developers, business services companies and retailers. The Bank provides a wide range of commercial business loans, including lines of credit for working capital purposes and term loans for the acquisition of equipment and other purposes. Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate. Loans may be made on an unsecured basis where warranted by the overall financial condition of the borrower. Terms of commercial business loans generally range from one to five years. The majority of the Bank’s commercial business loans have floating interest rates or re-price within one year. The primary repayment risk for commercial loans is the failure of the business due to economic or financial factors. In most cases, the Bank has collateralized these loans and/or taken personal guarantees to help assure repayment.

     The Bank regularly provides financing to developers who have demonstrated a favorable record of performance for the construction of homes. Sales of these homes have remained very strong in Lake County due to the growth in population.

     Mortgage Banking - The Bank conducts a mortgage origination operation through its mortgage division. From 1991 until 1998, the Bank funded conforming long-term residential mortgage loans and sold them in the secondary market with servicing retained. Since 1998, the Bank’s mortgage banking operation originates mortgage loans on behalf of other financial institutions that fund and owns the loans. The Bank does not retain servicing on these originated mortgage loans. The Bank has a portfolio of serviced mortgages of approximately $9.1 million at December 31, 2003.

     Consumer Lending - The Bank’s consumer lending department provides all types of consumer loans including motor vehicle, home improvement, home equity, unsecured loans and small personal credit lines.

     First State Bank of Round Lake – The Company expects to engage in similar lending activities at the First State Bank of Round Lake until it merges its two subsidiary banks.

     Trust Activities

     The Bank’s trust and investment services department has been providing trust services to the community for over 10 years. As of December 31, 2003, the Bank had approximately $159 million of trust assets under management and provides a full complement of trust services for individuals and corporations including land trust services.

     To build on the trust department’s mainstay of personal trust administration, the trust department’s focus is in two major areas: (i) investment management for individuals and (ii) administration and investment services for employee benefit plans.

COMPETITION

     The Company and its banking subsidiaries encounter significant competition in all of their activities. The Chicago metropolitan area and suburban Lake County have a high density of financial institutions, many of which are significantly larger and have substantially greater financial resources than the Company and its subsidiaries, and all of which are competitors of the Company and its subsidiaries to varying degrees. In Lake County Illinois there are 52 commercial banks and savings institutions. The Company and its subsidiaries are subject to competition from various financial institutions, including state and national banks, state and federal savings associations, credit unions, certain non-banking consumer lenders, and other companies or firms, including brokerage houses and mortgage brokers, that provide similar services in northeastern Illinois. The banks also compete with money market funds and with insurance companies with respect to its individual retirement accounts.

     Competition has increased as a result of the continuing reduction in the effective restrictions on the interstate operations of financial institutions. The Company and its subsidiaries face additional competition for deposits from short-term money market mutual funds and other corporate and government securities funds. Since the elimination of federal interest rate controls on deposits, the competition from other financial institutions for deposits has increased.

     The primary factors influencing competition for deposits are interest rates, service, and convenience of office locations. The Company competes for loans principally through the range and quality of the services it provides, interest rate and loan fee terms. The Company believes that its long-

standing presence in the community and personal service philosophy enhances its ability to compete favorably in attracting and retaining individual and business customers. The Company actively solicits deposit-related clients and competes for deposits by offering customers personal attention, professional service and competitive interest rates.

EMPLOYEES

     The Company and its subsidiary employed 121 full-time and 26 part-time employees as of December 31, 2003. None of the Company’s employees is represented by any collective bargaining group. The Company offers a variety of employee benefits and management considers its employee relations to be good.

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

SUPERVISION AND REGULATION

     Financial institutions and their holding companies are extensively regulated under federal and state laws. As a result, the business, financial condition and prospects of the Company and the Bank can be materially affected not only by management decisions and general economic conditions, but also by applicable statutes and regulations and other regulatory pronouncements and policies promulgated by regulatory agencies with jurisdiction over the Company and the Bank, such as the Board of Governors of the Federal Reserve System (“FRB”), the Federal Deposit Insurance Corporation (“FDIC”) and the Illinois Office of Banks and Real Estate (the “OBRE”). Such statutes, regulations and other pronouncements and policies are intended to protect depositors and the FDIC’s deposit insurance funds, rather than stockholders.

     The Company and the banks are “affiliates” within the meaning of the Federal Reserve Act so that the banks are subject to certain restrictions with respect to loans to the Company and certain other transactions with the Company or involving its securities.

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

     The Gramm-Leach-Bliley Act (the “GLB Act”), signed into law on November 12, 1999, significantly changes financial services regulation by expanding permissible nonbanking activities of bank holding companies and removing barriers to affiliations among banks, insurance companies, securities firms and other financial services entities. These new activities can be conducted through a holding company structure or, subject to certain limitations, through a financial subsidiary of a bank. The GLB Act repeals the anti-affiliation provisions of the Glass-Stegall Act and revises the Act. The GLB Act permits qualifying holding companies, called “financial holding companies,” to engage in, or to affiliate with companies engaged in, a full range of financial activities including banking, insurance activities (including insurance underwriting and portfolio investing), securities activities and merchant banking. A bank holding company’s subsidiary banks must be “well-capitalized” and “well-managed” and have at least a “satisfactory” Community Reinvestment Act rating for the bank holding company to elect, and maintain, status as a financial holding company.

     The Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Act”) permits a bank holding company to acquire, with FRB approval, a bank located in a state other than the bank holding company’s home state, without regard to whether the transaction is permitted under any state law, except that a host state may establish, by statute, the minimum age of its banks (up to a maximum of 5 years) subject to acquisition by out-of-state bank holding companies. The FRB may not approve the acquisition if the applicant bank holding company, upon consummation, would control more than 10% of total U.S. insured depository institution deposits or more than 30% of the host state’s total insured depository institution deposits. The Interstate Act also permits a bank, with the approval of the appropriate Federal bank regulatory agency, to establish a de novo branch in a state, other than the bank’s home state, in which the bank does not presently maintain a branch if the host state has enacted a law that applies equally to all banks and expressly permits all out-of-state banks to branch de novo into the host state. Banks having different home states may, with approval of the appropriate Federal bank regulatory agency, merge across state lines, unless the home state of a participating bank has opted-out of the Interestate Act prior to June 1, 1997. In addition the Interstate Act permits any bank subsidiary of a bank holding company to receive deposits, renew time deposits, close loans, service loans and receive payments on loans and other obligations as agent for a bank or thrift affiliate, whether such affiliate is located in a different state or in the same state. Illinois law allows the Bank to establish branches anywhere in the state.

     The Illinois Bank Holding Company Act permits Illinois bank holding companies to acquire control of banks in any state and permits bank holding companies whose principal place of business is in another state to acquire control of Illinois banks or bank holding companies upon satisfactory application to the OBRE. In reviewing any such application, the OBRE will review, among other things, compliance by the applicant with the requirements of the Community Reinvestment Act (the “CRA”) and other information designed to determine such banks’ abilities to meet community credit needs.

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

     The banks are subject to regulation by the FDIC, as well as by the OBRE.

     Under the Illinois Banking Act (the “IBA”), each of the Company’s subsidiary banks is permitted to declare and pay dividends in amounts up to the amount of its accumulated net profits provided that it shall retain in its additional paid-in capital at least one-tenth of its net profits since the date of the declaration of its most recent previous dividend until such additions to additional paid-in capital, in the aggregate, equal at least the paid-in capital of the bank. In no event may the bank, while it continues its banking business, pay dividends in excess of its net profits then on hand (after deductions for losses and bad debts).

     Under the FDIC’s risk-based insurance assessment system, each insured depository institution is placed in one of nine risk categories based on its level of capital and other relevant information. Each insured depository institution’s insurance assessment rate is then determined by the risk category in which it has been classified by the FDIC. Under the assessment schedule applicable for the second semi-annual assessment period of 2003 to BIF-insured institutions (such as the banks), assessment rates ranged from 0% to 0.27% of deposits. In addition, each of the banks is subject to “FICO assessments” to repay obligations issued by a federally chartered corporation to provide financing for resolving the thrift crises of the 1980s. At December 31, 2003, the FICO assessment rate for the Bank was .0154%.

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

     In addition, the Federal Reserve has established minimum Leverage Ratio (Tier 1 capital to quarterly average total assets) guidelines for bank holding companies and banks. These guidelines provide for a minimum Leverage Ratio of 3% for bank holding companies and banks that meet certain specified criteria, including having the highest regulatory rating. All other banking organizations are required to maintain a Leverage Ratio of at least 4%. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a “Tangible Tier 1 Leverage Ratio” in evaluating proposals for expansion or new activities. The

Tangible Tier 1 Leverage Ratio is the ratio of Tier 1 capital, less intangibles not deducted from Tier 1 capital, to quarterly average total assets. As of December 31, 2003, the Federal Reserve had not advised the Company of any specific minimum Tangible Tier 1 Leverage Ratio applicable to it. At December 31, 2003, the Company had a Tangible Tier 1 Leverage Ratio of 11.92%.

		TIER 1	TOTAL
		RISKED-BASED	RISKED-BASED
	LEVERAGE RATIO	RATIO	RATIO
Company Ratio as of December 31, 2003	11.92%	16.70%	17.67%
Well Capitalized	5% or above	6% or above	10% or above
Adequately Capitalized	4% or above*	4% of above	8% or above
Undercapitalized	Less than 4%	Less than 4%	Less than 8%
Significantly Undercapitalized	Less than 3%	Less than 3%	Less than 6%

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

     The Bank is considered “well capitalized” according to FDICIA guidelines as of December 31, 2003. The Company and the Bank continue to be “well capitalized” under Federal Reserve guidelines following the acquisition of Round Lake Bankcorp, Inc.

     Federal and state statutes and regulations provide financial institution regulatory agencies with great flexibility to undertake enforcement action against an institution that fails to comply with regulatory requirements, particularly capital requirements. Possible enforcement actions range from the imposition of a capital plan and capital directive to, in the most severe cases, placing the institution into conservatorship or receivership or terminating deposit insurance.

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

     As an insured depository institution, each of the banks is subject to regulations requiring depository institutions to maintain reserves against a specified percentage of transaction accounts (primarily NOW and regular checking). Reserves are maintained in the form of vault cash or non-interest bearing deposits with the FRB. The FRB regulations generally require 3% reserves on the first $45.4 million of transaction accounts; however, the first $6.6 million of these otherwise reservable balances (subject to adjustments by the FRB) are exempted from the 3% reserve requirement. Net transaction balances over $45.4 million are subject to a reserve requirement of $1,164,000 plus 10% of the amount of the net transaction balances over $45.4 million. Each of the banks is in compliance with the forgoing requirements.

     Under the Community Reinvestment Act (“CRA”), a financial institution has a continuing and affirmative obligation, consistent with the safe and sound operation of such institution, to serve the “convenience and needs” of the communities in which they are chartered to do business, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community as long as they are consistent with the CRA. The CRA requires each federal banking agency, in connection with its examination of a financial institution, to assess and assign one of four ratings to the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution, including applications for charters, branches and other deposit facilities, relocations, mergers, consolidations and acquisitions of assets or assumptions of liabilities. The CRA also requires that all institutions make public disclosure of their CRA ratings. The Bank received a “satisfactory” rating on its most recent CRA examination in January 2002.

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

5384 Grand Avenue
Gurnee, Illinois 60031

     As a result of the Company’s acquisition of Round Lake Bankcorp, Inc. which was consummated on January 5, 2004, the Company acquired the following properties:

     First State Bank of Round Lake

Main Office:	Branch:
1777 N. Cedar Lake Road	Avilon and Goodnow Boulevards
Round Lake Beach, Illinois 60073	Round Lake, Illinois 60073

Item 3. Legal Proceedings

     Due to the nature of their business, the Company and its subsidiary are often subject to various legal actions. These legal actions, whether pending or threatened, arise through the normal course of business and are not considered unusual or material.

     Between November 2000 and August 2001, the Company purchased commercial lease pools from Commercial Money Center, a now bankrupt equipment leasing company. These lease pools, with outstanding balances of $11.3 million, are secured by assignments of payment streams, underlying equipment and surety bonds. A large part of our underwriting decision was based on the guarantees of the sureties. These lease pools are included as impaired loans and leases at December 31, 2002 and December 31, 2003. The amount of specific reserve allocated to these leases is $604,000. The trustee is currently holding approximately $1,134,000 of lease payments that are due Bank of Waukegan. Approximately, 70% of the lease pools are performing. Upon default of these lease pools, the Company made demand for payment from Illinois Union Insurance Company (“IU”) a wholly owned subsidiary of Ace Limited Insurance Company (“ACE”) and RLI Insurance Company (“RLI”) under the relevant surety bonds. IU, ACE and RLI (the “Sureties”) have failed to make the payments required under the surety bonds. As a result, in April 2002, the Company filed suit against each of the Sureties. The Company’s complaints allege that the Sureties are liable for payment due to the Company under the terms of the bonds. ACE, IU and RLI are seeking to rescind on the surety bonds alleging that the originator of the leases fraudulently induced the insurers to issue the surety bonds, and that the bonds are therefore void. The Company has reviewed these matters with its legal counsel and believes that it has valid claims as the Sureties undertook the responsibility for all credit and fraud underwriting, and waived all defenses associated with the bonds, including defenses of fraud. The Company will continue to assert all the rights and remedies available to it to obtain payment under the bonds. While the Company believes it will prevail, there can be no assurance that the Company will ultimately succeed in collecting the full amount due.

Item 4. Submission of Matters to a Vote of Security Holders

     Not Applicable.

PART II

Item 5. Market for the Company’s Common Equity and Related Stockholder Matters

     The information set forth under the captions “Stock Market Information”; “Price Summary”; and “Cash Dividends” in the 2003 Annual Report to Stockholders (filed as Exhibit 13 to this report) is incorporated herein by reference.

     There were no repurchases of equity securities by the Company during the three months ended December 31, 2003.

Item 6. Selected Financial Data

     The information set forth under the caption “Selected Consolidated Financial Data” in the 2003 Annual Report to Stockholders (filed as Exhibit 13 to this report) is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2003 Annual Report to Stockholders (filed as Exhibit 13 to this report) is incorporated herein by reference.

     At December 31, 2003, the Company had advances from the Federal Home Loan Bank of Chicago in the amount of $6.5 million. These advances bear interest at a fixed rate of the 3.90% and mature in August 2007.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The information set forth under the caption “Quantitative and Qualitative Disclosures about Market Risk” in the 2003 Annual Report to Stockholders (filed as Exhibit 13 to this report) is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

     The consolidated financial statements and the information in the unaudited Note 18, “Quarterly Financial Data (Unaudited)” of the Company and the Independent Auditors’ Report as set forth in the 2003 Annual Report to Stockholders (filed as Exhibit 13 to this report) are incorporated herein by reference.

     The portions of the 2003 Annual Report to Stockholders which are not specifically incorporated by reference as a part of this Form 10-K are not deemed to be a part of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

     As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of Northern States Financial Corporation’s management, including our Chairman of the Board and President and Vice President and Treasurer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on and as of the date of their evaluation, our Chairman of the Board and President and Vice President and Treasurer have concluded that the Company’s disclosure controls and procedures are, to the best of their knowledge, effective in all material respects, to ensure that information required to be disclosed by Northern States Financial Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms.

PART III

Item 10. Directors and Executive Officers of the Company

     DIRECTORS - The information called for by this item with respect to Directors of the Company is set forth under the caption “Directors” in the Company’s definitive proxy statement, relating to its 2004 Annual Meeting of Stockholders, to be filed within 120 days of December 31, 2003 and is incorporated herein by reference as if set forth in full herein as permitted by the General Instruction G(3) to Form 10-K.

     EXECUTIVE OFFICERS - The Company’s only executive officer is Mr. Fred Abdula, the President of the Company at December 31, 2003. The information called for by this item with respect to Mr. Abdula is set forth under the caption “Directors” in the Company’s definitive proxy statement, relating to its 2004 Annual Meeting of Stockholders, to be filed within 120 days of December 31, 2003 and is incorporated herein by reference as if set forth in full herein as permitted by the General Instruction G(3) to Form 10-K.

     The information set forth under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement, relating to its 2004 Annual Meeting of Stockholders, to be filed within 120 days of December 31, 2003 is incorporated herein by reference as if set forth in full herein as permitted by the General Instruction G(3) to Form 10-K.

     The Company has adopted a code of ethics as required by the listing standards of the Nasdaq National Market and the rules of the SEC. This code applies to the directors and officers of the Company and its subsidiaries. The Company will file on Form 8-K any amendments to, or waivers from, the code of ethics applicable to any of its directors or executive officers. The foregoing information will also be available in print to any shareholder who requests such information.

Item 11. Executive Compensation

     The information called for by this item is set forth under the caption “Executive Compensation” and “Summary Compensation Table” in the Company’s definitive proxy statement, relating to its 2004 Annual Meeting of Stockholders, to be filed within 120 days of December 31, 2003 and is incorporated herein by reference as if set forth in full herein as permitted by the General Instruction G(3) to Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive proxy statement, relating to its 2004 Annual Meeting of Stockholders, to be filed within 120 days of December 31, 2003 is incorporated herein by reference as if set forth in full herein as permitted by the General Instruction G(3) to Form 10-K.

     The Company currently has no equity compensation plans and accordingly, there are no outstanding options, warrants or rights to purchase Company securities.

Item 13. Certain Relationships and Related Transactions

     The information called for by this item is set forth under the caption “Compensation Committee Interlocks and Insider Participation” in the Company’s definitive proxy statement, relating to its 2004 Annual Meeting of Stockholders, to be filed within 120 days of December 31, 2003 and is incorporated herein by reference as if set forth in full herein as permitted by the General Instruction G(3) to Form 10-K.

Item 14. Principal Accountant Fees and Services

     The information called for by this item is set forth under the caption “Selection of Independent Auditors” in the Company’s definitive proxy statement, relating to its 2004 Annual Meeting of Stockholders, to be filed within 120 days of December 31, 2003 and is incorporated herein by reference as if set forth in full herein as permitted by the General Instruction G(3) to Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1.	Financial Statements

All financial statements of the Company are incorporated herein by reference as set forth under Item 8, Part II of this report on Form 10-K.

2.	Financial Statement Schedules Not applicable

3.	Exhibits (Numbered in accordance with Item 601 of Regulation S-K)

The following exhibits are filed as part of this report:

3-A	Articles of Incorporation of the Company, as amended to date. (Filed with Company’s annual report on Form 10-K for the year ended December 31, 1994, Commission File 0-19300, and incorporated herein by reference.)

3-B	Bylaws of the Company, as amended to date. (Filed with Company’s annual report on Form 10-K for the year ended December 31, 1994, Commission File 0-19300, and incorporated herein by reference.)

11	Statement of Computation of per share earnings. Contained in Notes 1 and 14 to the consolidated financial statements disclosed in the 2003 Annual Report to Stockholders (filed as Exhibit 13 to this report) is incorporated herein by reference.

13	Copy of portions of the Company’s Annual Report to Stockholders for the year ended December 31, 2003. This exhibit, except for portions thereof that have been specifically incorporated by reference into this report, is furnished for the information of the Commission and shall not be deemed “filed” as part hereof.

14	Code of Ethics

21	List of Subsidiaries.

31-A	302 Certification of Chairman of the Board and President.

31-B	Section 302 Certification of Vice President and Treasurer.

32	Section 906 Certification.

(b)	Reports on Form 8-K

On October 22, 2004, the Company furnished a to the Commission a Current Report on Form 8-K (Item 12), announcing that the Company had released its financial results for the third quarter of 2003, and a copy of the press release was filed as an exhibit.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, on this 29th day of March 2004.

NORTHERN STATES FINANCIAL
CORPORATION
(Registrant)

Fred Abdula,
/s/ Fred Abdula	Chairman of the Board and President (Principal Executive Officer)

Thomas M. Nemeth,
Vice President and Treasurer
/s/ Thomas M. Nemeth	(Principal Financial Officer and Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each director of the Registrant, whose signature appears below, hereby appoints Fred Abdula and Thomas M. Nemeth and each of them severally, as his attorney-in-fact, to sign in his name and on his behalf, as a director of the Registrant, and to file with the Commission any and all Amendments to this Report on Form 10-K, on this 29th day of March 2004.

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

NORTHERN STATES FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2003

EXHIBIT INDEX

Exhibits
3-A	Articles of Incorporation of the Company, as amended to date. (Filed with Company’s annual report on Form 10-K for the year ended December 31, 1994, Commission File 0-19300, and incorporated hereby reference.)

3-B	Bylaws of the Company, as amended to date. (Filed with Company’s annual report on Form 10-K for the year ended December 31, 1994, Commission File 0-19300, and incorporated here by reference.)

11	Statement of Computation of per share earnings. Contained in Notes 1 and 14 to the consolidated financial statements, disclosed in the 2003 Annual Report to Stockholders (filed as Exhibit 13 to this report) and incorporated herein by reference.

13	Copy of portions of the Company’s Annual Report to Stockholders for the year ended December 31, 2003. This exhibit, except for portions thereof that have been specifically incorporated by reference into this Report, is furnished for the information of the Commission and shall not be deemed “filed” as part hereof.

14	Code of Ethics

21	List of Subsidiaries.

31-A	Section 302 Certification of Chairman of the Board and President

31-B	Section 302 Certification of Vice President and Treasurer

32	Section 906 Certification