Form 10-Q
period 2004-03-31
NORTHERN STATES FINANCIAL CORP /DE/
filed 2004-05-10
CIK 744485

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
            _________________________________________________________

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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


                4,305,105 shares of common stock were outstanding
                              as of April 30, 2004

              NORTHERN STATES FINANCIAL CORPORATION AND SUBSIDIARY
              ----------------------------------------------------
                                    FORM 10-Q
                                    ---------
                      FOR THE QUARTER ENDED MARCH 31, 2004
                      ------------------------------------
                                      INDEX
                                      -----


PART I.   FINANCIAL INFORMATION

   Item 1.  Financial Statements                                     Page Number

            Report of  Independent Accountants.................................2

            Condensed Consolidated Financial Statements and Notes,............ 3

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations................................9

   Item 3.  Quantitative and Qualitative Disclosures
            About Market Risk................................................ 19

   Item 4.  Controls and Procedures.......................................... 21

PART II.   OTHER INFORMATION

   Item 1.  Legal Proceedings................................................ 22

   Item 2.  Changes in Securities, Use of Proceeds
            and Issuer Purchases of Equity Securities.........................22

   Item 3.  Defaults upon Senior Securities...................................22

   Item 4.  Submission of Matters to a Vote of Security Holders...............22

   Item 5.  Other Information.................................................22

   Item 6.  Exhibits and Reports on Form 8-K..................................23

Signatures....................................................................24

EXHIBIT INDEX.................................................................25

PART 1. FINANCIAL INFORMATION
-----------------------------

ITEM 1. FINANCIAL STATEMENTS
----------------------------





REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Stockholders
Northern States Financial Corporation
Waukegan, Illinois

         We have reviewed the condensed consolidated balance sheet of NORTHERN STATES FINANCIAL CORPORATION as of March 31, 2004 and the condensed consolidated statements of income and cash flows for the three month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company's management.

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

         We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Northern States Financial Corporation as of December 31, 2003, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 18, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


     /s/ Crowe Chizek and Company LLC
-------------------------------------

Oak Brook, Illinois
May 6, 2004

NORTHERN STATES FINANCIAL CORPORATION
-------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------
March 31, 2004 and December 31, 2003
(In thousands of dollars) (Unaudited)


                                                                                                 March 31,        December 31,
                                                                                                   2004              2003
                                                                                                 ---------        ------------
Assets
Cash and due from banks.................................................................          $ 18,466         $ 18,403
Interest bearing deposits in financial institutions -
    maturities less than 90 days.........................................................              117              181
Federal funds sold.......................................................................           52,994           20,000
                                                                                                  --------         --------
   Total cash and cash equivalents.......................................................           71,577           38,584
Securities available for sale............................................................          262,452          280,445
Loans and leases.........................................................................          430,180          358,226
Less: Allowance for loan and lease losses................................................           (3,934)          (4,383)
                                                                                                  --------         --------
   Loans and leases, net.................................................................          426,246          353,843
Federal Home Loan Bank and Federal Reserve Bank stock....................................            2,051            1,871
Office buildings and equipment, net......................................................            9,249            5,370
Other real estate owned..................................................................            3,766            3,766
Goodwill.................................................................................            9,717               85
Other intangible assets..................................................................            3,130                0
Accrued interest receivable and other assets.............................................            4,560            5,655
                                                                                                  --------         --------
   Total assets..........................................................................         $792,748         $689,619
                                                                                                  ========         ========
      Liabilities and Stockholders' Equity
Liabilities
Deposits
   Demand - noninterest bearing..........................................................         $ 57,169         $ 52,398
   Interest bearing......................................................................          576,158          440,734
                                                                                                  --------         --------
      Total deposits.....................................................................          633,327          493,132
Securities sold under repurchase agreements..............................................           65,721           83,367
Federal funds purchased..................................................................                0           26,500
Federal Home Loan Bank advances..........................................................            6,500            6,500
Advances from borrowers for taxes and insurance..........................................            1,259              535
Accrued interest payable and other liabilities...........................................            7,553            4,256
                                                                                                  --------         --------
      Total liabilities..................................................................          714,360          614,290
Stockholders' Equity
Common stock.............................................................................            1,789            1,789
Additional paid-in capital...............................................................           11,584           11,584
Retained earnings........................................................................           68,494           66,833
Accumulated other comprehensive income (loss), net.......................................              909             (489)
Treasury stock, at cost..................................................................           (4,388)          (4,388)
                                                                                                  --------         --------
   Total stockholders' equity............................................................           78,388           75,329
                                                                                                  --------         --------
      Total liabilities and stockholders' equity.........................................         $792,748         $689,619
                                                                                                  ========         ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
-------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
-------------------------------------------
Three months ended March 31, 2004 and 2003
(In thousands of dollars, except per share data) (Unaudited)


                                                                                                      Three months ended
                                                                                                   March 31,         March 31,
                                                                                                     2004              2003
                                                                                                   ---------         ---------
Interest income
   Loans (including fee income)............................................................          $5,651           $5,232
   Securities
     Taxable...............................................................................           1,918            1,702
     Exempt from federal income tax........................................................              97               82
   Federal funds sold and other............................................................              95               19
                                                                                                     ------           ------
       Total interest income...............................................................           7,761            7,035
                                                                                                     ------           ------
Interest expense
   Time deposits...........................................................................           1,631            1,783
   Other deposits..........................................................................             377              376
   Repurchase agreements, federal funds purchased and Federal Home Loan Bank advances......             305              546
                                                                                                     ------           ------
       Total interest expense..............................................................           2,313            2,705
                                                                                                     ------           ------
Net interest income........................................................................           5,448            4,330
Provision for loan and lease losses........................................................             250              130
                                                                                                     ------           ------
Net interest income after provision for loan and lease losses..............................           5,198            4,200
                                                                                                     ------           ------
Noninterest income
   Service fees on deposits................................................................             619              514
   Trust income............................................................................             215              157
   Mortgage banking income.................................................................              18              120
   Other operating income..................................................................             214              135
                                                                                                     ------           ------
       Total noninterest income............................................................           1,066              926
                                                                                                     ------           ------
Noninterest expense
   Salaries and employee benefits..........................................................           2,116            1,700
   Occupancy and equipment, net............................................................             465              370
   Data processing.........................................................................             317              133
   Legal...................................................................................             168              383
   Amortization of intangibles.............................................................             116                0
   Other operating expenses................................................................             595              366
                                                                                                     ------           ------
       Total noninterest expense...........................................................           3,777            2,952
                                                                                                     ------           ------
Income before income taxes.................................................................           2,487            2,174
Provision for income taxes.................................................................             826              792
                                                                                                     ------           ------
Net income.................................................................................          $1,661           $1,382
                                                                                                     ======           ======
Basic and diluted earnings per share.......................................................           $0.39            $0.32

Comprehensive income.......................................................................          $3,059           $1,119

         The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
-------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------
Three months ended March 31, 2004 and 2003
(In thousands of dollars) (Unaudited)


                                                                                                            Three months ended
                                                                                                     March 31,             March 31,
                                                                                                       2004                  2003
                                                                                                     ---------             ---------
Cash flows from operating activities
       Net income..........................................................................          $  1,661             $  1,382
       Adjustments to reconcile net income to net cash from
        operating activities:
          Depreciation.....................................................................               136                   93
          Federal Home Loan Bank stock dividends...........................................               (30)                 (48)
          Provision for loan and lease losses..............................................               250                  130
          Proceeds from sale of loans......................................................               530                    0
          Loans originated for sale........................................................              (203)                   0
          Amortization of other intangible assets..........................................               116                    0
          Net change in accrued interest receivable and other assets.......................             1,939                   98
          Net change in accrued interest payable and other liabilities.....................               641                   99
                                                                                                     --------             --------
             Net cash from operating activities............................................             5,040                1,754
                                                                                                     --------             --------
Cash flows from investing activities
          Acquisition of subsidiary, net of cash equivalents received......................              (366)                   0
          Proceeds from maturities and calls of securities available for sale..............           200,882              312,154
          Purchases of securities available for sale.......................................          (166,806)            (341,045)
          Change in loans made to customers................................................            (2,379)              (9,918)
          Property and equipment expenditures..............................................              (105)                (151)
                                                                                                     --------             --------
             Net cash from investing activities............................................            31,226              (38,960)
                                                                                                     --------             --------
Cash flows from financing activities
          Net increase (decrease) in:
            Deposits.......................................................................            40,389               (1,318)
            Securities sold under repurchase agreements and federal funds purchased........           (44,146)              15,090
            Advances from borrowers for taxes and insurance................................               484                  441
          Purchases of treasury stock......................................................                 0                 (285)
                                                                                                     --------             --------
             Net cash from financing activities............................................            (3,273)              13,928
                                                                                                     --------             --------
Net change in cash and cash equivalents....................................................            32,993              (23,278)
Cash and cash equivalents at beginning of period...........................................            38,584               37,578
                                                                                                     --------             --------
Cash and cash equivalents at end of period.................................................          $ 71,577             $ 14,300
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

                                 March 31, 2004

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

         The interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes (or "notes thereto") of the Company for the years ended December 31, 2003, 2002 and 2001. The results of operations for the three month period ended March 31, 2004, are not necessarily indicative of the results to be expected for the full year.

         Net income was utilized to calculate both basic and diluted earnings per share for all periods presented. Information regarding weighted average shares utilized in computing basic and diluted earnings per share follows. It should be noted that all stock options were exercised in early 2002 and there have since been none outstanding.

                                                     Three months ended
                                                  March 31,      March 31,
                                                    2004            2003
                                                  ---------      ---------

      Average outstanding common shares.........  4,305,105      4,308,216
      Effect of stock options...................          0              0
                                                  ---------      ---------
      Average outstanding shares for
      diluted earnings per share................  4,305,105      4,308,216
                                                  =========      =========

         On April 17, 2002, the Company announced that its Board of Directors had approved a stock repurchase program that allows the Company to purchase up to 200,000 shares of Northern States Financial Corporation stock either in open market or private transactions. On February 19, 2003, the Company announced that its Board of Directors had approved an additional repurchase program to purchase an additional 200,000 shares of its stock. At March 31, 2004, the Company had a total of 167,150 shares of treasury stock that it purchased under these programs. Treasury stock is carried at cost.

                     NORTHERN STATES FINANCIAL CORPORATION
                     -------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                                 March 31, 2004

         (Dollar amounts in thousands, except share and per share data)

                                  (Unaudited)

         Information related to stockholders' equity was as follows:

                                                  March 31,      December 31,
                                                   2004             2003
                                                  ---------      ------------

          Par value per share...............     $     0.40      $     0.40
          Authorized shares.................      6,500,000       6,500,000
          Issued shares.....................      4,472,255       4,472,255
          Treasury shares...................        167,150         167,150
          Outstanding shares................      4,305,105       4,305,105

Note 2 - Commitments, Off-Balance Sheet Risk and Contingencies
--------------------------------------------------------------

         At March 31, 2004 and December 31, 2003, the contract amount of the Company's off-balance sheet commitments were as follows:

                                                       March 31,    December 31,
                                                         2004          2003
                                                       ---------    -----------

Unused lines of credit and commitments to make loans:
      Fixed rate....................................     $11,733      $14,101
      Variable rate.................................      93,377       72,809
                                                        --------      -------
          Total.....................................    $105,110      $86,910
                                                        ========      =======
Standby letters of credit...........................      $4,914       $5,605

         Since many commitments to make loans expire without being used, the amounts above do not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitments is determined using management's credit evaluation of the borrower, and may include commercial and residential real estate and other business and consumer assets.

         Commitments to make loans to related parties totaled $638 and $642 at March 31, 2004 and December 31, 2003. These commitments were made at the same terms and conditions available to nonrelated parties.

         The Company also has Community Reinvestment Act (CRA) investment commitments outstanding of $774 as of March 31, 2004. The commitments are to be funded over the next five years.

                     NORTHERN STATES FINANCIAL CORPORATION
                     -------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                                 March 31, 2004

         (Dollar amounts in thousands, except share and per share data)

                                  (Unaudited)




Note 3 - Acquisition
--------------------

         On January 5, 2004, the Company acquired the outstanding stock of Round Lake Bankcorp, Inc. the holding Company for First State Bank of Round Lake ("First State Bank") for cash in the amount of $21,408 including transaction costs. Round Lake Bankcorp, Inc. was dissolved through the transaction with the First State Bank remaining as a separate subsidiary of the Company. The results of First State Bank have been included in the consolidated financial statements since that date. As a result of the acquisition, the Company has expanded into the Round Lake area of Lake County, Illinois. The Company expects to merge the First State Bank into its Bank of Waukegan subsidiary at some point in the future.

         The following table summarizes estimated fair values of the assets acquired and liabilities assumed at January 5, 2004. The allocation of the purchase price is subject to refinement.

                                                    January 5, 2004
                                                    ---------------

          Cash and cash equivalents                     $ 21,042
          Securities available for sale                   13,960
          Loans                                           70,589
          Office buildings and equipment                   3,910
          Other assets                                     1,165
          Intangible assets                                3,246
          Goodwill                                         9,632
                                                        --------
             Total assets acquired                       123,544

          Deposits                                        99,806
          Other liabilities                                2,330
                                                        --------
             Total liabilities acquired                  102,136
                                                        --------
                Net assets acquired                     $ 21,408
                                                        ========

         The acquired intangible asset was assigned to core deposits that management estimates will be amortized over 10 years, which may change upon receipt of the independent valuation of this asset.

         Unaudited proforma, consolidated results of operation for the quarter ended March 31, 2003 as though First State Bank had been acquired as of January 1, 2003 are presented below.

             Net interest income                    $5,523
             Net income                              1,724
             Basic and diluted earnings per share     0.40

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------------------------------------------------------------------
AND RESULTS OF OPERATIONS
-------------------------




         The following discussion focuses on the consolidated financial condition of the Northern States Financial Corporation (the "Company") at March 31, 2004 and the consolidated results of operations for the three-month period ended March 31, 2004, compared with the same period of 2003. The purpose of this discussion is to provide a better understanding of the condensed consolidated financial statements of Northern States Financial Corporation and the operations of its wholly owned subsidiaries, Bank of Waukegan (the "Bank") and First State Bank of Round Lake ("First State Bank") and the Bank's wholly owned subsidiary, Northern States Community Development Corporation ("NSCDC"). This discussion should be read in conjunction with the interim condensed consolidated unaudited financial statements and notes thereto included herein.


         Statements contained in this management's discussion and analysis that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "plan," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. The Company cautions readers of this report that a number of important factors could cause the Company's actual results subsequent to March 31, 2004 to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company and its subsidiaries include, but are not limited to, difficulties in integrating the acquired operations of First State Bank, changes from the estimated purchase accounting adjustments relating to the acquisition of Round Lake Bankcorp, Inc., difficulties in achieving anticipated cost savings related to the operation of the acquired banking offices or higher than expected costs related to the transaction, the potential for further deterioration in the credit quality of the Company's loan and lease portfolio, uncertainty regarding the Company's ability to ultimately recover on the surety bonds relating to the equipment lease pools currently on nonaccrual status, unanticipated changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the Company's loan or securities portfolios, deposit flows, competition, demand for loan products and financial services in the Company's market area, and changes in accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements.

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------

OVERVIEW
--------

         Records were set at March 31, 2004 for assets, loans and leases and deposits. Assets reached $792.7 million at March 31, 2004 compared with $689.6 million at December 31, 2003. Loans and leases totaled $430.2 million at March 31, 2004. Deposits, at March 31, 2004, totaled a record $633.3 million. The growth is attributable to the acquisition of First State Bank that added $126 million in assets, $70 million in loans and $102 million in deposits to the Company at March 31, 2004. Book value rose to $18.21 per share from $17.50 per share at December 31, 2003. The Company recorded $12.9 million of goodwill and other intangible assets resulting from the acquisition of First State Bank in the first quarter of 2004.

         Earnings also improved during the first quarter of 2004 and were $.39 per share (diluted), or $1,661,000 as compared with $.32 per share (diluted), or $1,382,000 for the first quarter of 2003, an increase of 22 percent in earnings per share. Much of the increase in earnings is attributable to improved net interest income that increased $1,118,000 to $5,448,000 during the quarter compared with $4,330,000 the same period last year. The acquisition of First State Bank by the Company on January 5, 2004, helped increase net interest income due to First State Bank's lower-cost core deposits. First State Bank contributed $.03 to earnings per share during the quarter.

         At March 31, 2004, nonperforming loans and leases totaled $21,761,000 as compared to $19,650,000 at December 31, 2003. Increases to nonperforming loans at March 31, 2004 were mainly secured by real estate. During the quarter, the Company charged off $1.5 million of commercial loans that were classified as nonperforming at December 31, 2003. As a result of the chargeoffs and the higher level of nonperforming loans and leases, the Company made an increased provision for loan and lease losses of $250,000 occurred during the quarter compared with $130,000 for the same quarter of 2003. It is expected that the provision for loan and leases losses will continue to be greater in 2004 if levels of nonperforming loans and leases remain at the current levels or increase.

         The Company showed increases of $140,000 to noninterest income during the first quarter of 2004 as compared with the same quarter of 2003. These increases were in part from the acquisition of First State Bank and occurred despite declines in mortgage banking income. Mortgage banking income decreased $102,000 during the three months ended March 31, 2004 as compared with the same time period last year as home mortgage rates increases in 2004 caused the volume of mortgage refinancing to slow.

         Noninterest expense also increased $825,000 during the three months ended March 31, 2004 as compared to the same quarter of 2003, mostly attributable to the acquisition of First State Bank. The acquisition added 38 additional employees and two branch offices that increased salary and occupancy and equipment expenses compared to the same quarter last year. Data processing expense also increased during the quarter as First State Bank uses a separate data processing service bureau from the Bank.

CRITICAL ACCOUNTING POLICIES
----------------------------

         Certain critical accounting policies involve estimates and assumptions by management. To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan and lease losses is a critical accounting policy for the Company because management must make estimates of losses and these estimates are subject to change.

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------

         The allowance for loan and lease losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan and lease losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan and lease loss experience, the nature and volume of the portfolio, information about specific borrower situations, estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans and leases, but the entire allowance is available for any loan or lease that, in the management's judgement, should be charged-off.

         One of the components of the allowance for loan losses is historical loss experience. Different loan classifications within the portfolio have different loss experience ratios. For example, loans secured by real estate generally have a better loss experience than loans secured by other assets. Changes in the classification between periods can impact the allocation for historical losses. Although loans increased due to the acquisition of First State Bank during the first quarter of 2004, there was no significant change in the composition of the loan portfolio.

         Management specifically analyzes its non-performing loans for probable losses. The change in the volume of non-performing loans may significantly impact the amount specifically reserved on these loans depending on the adequacy of the loan collateral and the borrowers' ability to repay the loan. As specific allocations are done on a loan-by-loan basis, the amount of the specific allocation is more likely subject to fluctuation than an allocation based on historical loss trends. As the volume of non-performing loans grew during the first quarter of 2004, more loans were subject to specific allocation analysis; however the amount of the allocations on non-performing loans may fluctuate in future periods due to changes in conditions of underlying collateral and changes in the borrowers' ability to repay.

         A loan or lease is impaired when full payment under the loan or lease terms is not expected. Impairment is evaluated on an aggregate basis for smaller-balance loans of similar nature such as residential mortgage, consumer and credit card loans, and on an individual loan or lease basis for other loans and leases. If a specific loan or lease is determined to be impaired, a portion of the allowance is allocated so that the loan or lease, net of the allocated estimated loss, is carried at the present value of estimated cash flows using the loan's or lease's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Loan and lease losses are charged against the allowance when management believes the uncollectibility of a loan or lease balance is confirmed.


FINANCIAL CONDITION
-------------------

         The Company's consolidated total assets were $792.7 million at March 31, 2004, increasing $103.1 million from $689.6 million at December 31, 2003. Loans and leases, at March 31, 2004, increased $72.0 million and totaled $430.2 million as compared with $358.2 million at December 31, 2003. Deposits also increased $140.2 million to $633.3 million at March 31, 2004 as compared to $493.1 million at December 31, 2003. These increases were primarily the result of First State Bank that was acquired on January 5, 2004. First State Bank added $126.1 million in assets, $70.0 million in loans and $102.1 million in deposits at March 31, 2004. The Company recorded $12.9 million of goodwill and other intangible assets as a result of the acquisition.

         The Company's federal funds sold at March 31, 2004 increased $33.0 million to $53.0 million from $20.0 million at December 31, 2003. The Company's federal funds sold position increased as deposits increased during the quarter. The fair value of securities at March 31, 2004 was $262.5 million, of which

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------

$236.7 million were pledged to secure repurchase agreements and public deposits. During the first three months of 2004, $200.9 million in securities were called or matured while $166.8 million in securities were purchased. As bond interest rates fell, the issuers of securities had incentive to call the securities. The Company is attempting to replace the securities as they are called but the purchases may take weeks to settle. At March 31, 2004, the Company has $146.8 million in U.S. Government agency securities with call options and another $62.0 million that mature within 90 days.

         Loans and leases increased to $430.2 million at March 31, 2004 from $358.2 million at December 31, 2003 with the growth primarily due to the acquisition of First State Bank. The cash flow statement shows that the net cash outflows for loans and leases made to customers came to only $2.4 million during the first quarter of 2004 compared with $9.9 million for the first quarter of 2003. Loan commitments have increased $18.2 million to $105.1 million at March 31, 2004 compared with $86.9 million at December 31, 2003, with only $7.8 million of the increase attributable to the First State Bank acquisition. Borrowers have not been drawing on their credit lines due to uncertainties as to future interest rates and fuel prices. At March 31, 2004, loans to related parties totaled $5.5 million increasing $865,000 from December 31, 2003.

         During the first three months of 2004, deposits increased by $140.2 million to $633.3 million at March 31, 2004 from $493.1 million at December 31, 2003. A majority of the growth in deposits during the quarter is attributable to the acquired First State Bank that had $102.1 million in deposits at March 31, 2004 of which $64.3 million were in core deposits consisting of checking, NOW, money market and savings accounts. Additional growth in deposits came from brokered time deposits that increased $37.0 million to $85.9 million at March 31, 2004 compared with $48.9 million at December 31, 2003. Brokered time deposits of $25.3 million at March 31, 2004 have maturities of greater than one year. Brokered time deposits in denominations of $100,000 or more totaled $59.1 million at March 31, 2004. At March 31, 2004, deposits to related parties totaled $13.6 million.

         Securities sold under repurchase agreements decreased by $17.6 million to $65.7 million at March 31, 2004 from $83.3 million at December 31, 2003. Securities sold under repurchase agreements are offered through either an overnight repurchase agreement product or a term product with maturities from 7 days to one year. The decrease in repurchase agreements was mainly from term product maturities as purchasers of the term product retained their funds for other business purposes. At March 31, 2004, securities sold under repurchase agreements to related parties totaled $25.3 million. Borrowings from the Federal Home Loan Bank through term advances remained at $6.5 million at March 31, 2004.

         Included in other liabilities at March 31, 2004 is $400,000 related to estimated environmental clean-up expenses, an obligation that was assumed by the Company in the First State Bank acquisition. If the actual expenses are greater than $400,000, there may be an adjustment to goodwill. The Company intends to seek reimbursement of these expenses from the State of Illinois that has a fund for this type of cleanup. However, there can be no assurance that the Company will be successful in obtaining any such reimbursement.

CAPITAL
-------

         Total stockholders' equity increased $3.1 million to $78.4 million during the three months ended March 31, 2004. The increase is the result of net income of $1.7 million, plus the adjustment to the market value of securities available for sale, net of deferred tax, of $1.4 million. Book value per share was $18.21 at March 31, 2004 as compared to $17.50 at December 31, 2003.

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------

         The Company's tier 1 capital to average asset ratio at March 31, 2004 was 8.34% and the total tier 2 capital to asset ratio, on a risk adjusted basis, amounted to 12.77%. These ratios exceed the minimum required to be considered "well capitalized" under bank regulatory prompt corrective action regulations, which minimums are 5.00% and 10.00%, respectively. The impact of $12.9 million in goodwill and other intangible assets associated with the First State Bank transaction caused the tier 1 capital to average assets and total tier 2 capital to asset ratios to decline from December 31, 2003, when they had been 11.92% and 17.67%, respectively. Goodwill and other intangible assets must be deducted from capital when assessing capital for regulatory purposes.

LIQUIDITY
---------

         Liquidity management involves the ability to meet the cash flow requirements of customers. The Company needs to have proper cash flow to meet the requirements of depositors wanting to withdraw funds. Federal funds sold, interest bearing deposits in banks and marketable securities, particularly those of shorter maturities, are principal sources of asset liquidity. Federal funds sold at March 31, 2004 were $53.0 million. The Company sells excess funds overnight to money center banks and these funds provide the Company with liquidity to fund loans or meet depositor requirements. The Company classifies all of its securities as available for sale, which increases the Company's flexibility in that the Company can sell any of its unpledged securities to meet liquidity requirements. Securities available for sale had a carrying value of $262.5 million at March 31, 2004, of which $236.7 million were pledged to secure public deposits and repurchase agreements.

         Other sources of liquidity available to the Company for funds are deposits and borrowings. The Company has used brokered deposits for liquidity and at March 31, 2004 had $85.9 million in brokered time deposits. To help ensure the ability to meet its funding needs, including any unexpected strain on liquidity, the Company has $35.0 million in federal funds lines of credit from two independent banks.


RESULTS OF OPERATIONS
---------------------

NET INCOME

         Consolidated net income for the quarter ended March 31, 2004 was $1,661,000 increasing $279,000 or 20.19% compared with net income of $1,382,000 for the same period the previous year. The annualized return on average assets is .85% for the quarter, a decrease from a return on average assets for the same quarter the previous year of .88%. Much of the increase in earnings is attributable to improved net interest income that increased $1,118,000 during the quarter compared with the same period last year. The acquisition of First State Bank by the Company on January 5, 2004, helped increase net interest income due in part to First State Bank's lower-cost core deposits.

NET INTEREST INCOME

         Net interest income, the difference between interest income earned on average interest earning assets and interest expense on average interest bearing liabilities, increased $1,118,000 or 25.82% to $5,448,000 during the three months ended March 31, 2004, compared with $4,330,000 for the same three months in 2003.

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------


                                     TABLE 1

                      NORTHERN STATES FINANCIAL CORPORATION
                 ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT
 RATES For the Three Months Ended March 31, 2004 and 2003 - Rates are Annualized
                                    ($ 000s)


                                                      2004                                   2003
                                      ------------------------------------  -------------------------------------
                                        Average                               Average
                                        Balance     Interest      Rate        Balance      Interest      Rate
                                      ------------------------------------  -------------------------------------
Assets
   Loans (1)(2)(3)                       $428,041       $5,675      5.30%       $358,148       $5,243      5.86%
   Taxable securities (4)                 256,390        1,918      2.99%        234,359        1,702      2.93%
   Tax-advantaged securities (2) (4)       11,001          147      5.48%          7,958          125      6.51%
   Federal funds sold and other            39,685           95       .96%          6,568           19      1.16%
                                      ------------------------------------  -------------------------------------
      Interest earning assets (4)         735,117        7,835      4.26%        607,033        7,089      4.69%
   Noninterest earning assets              44,796                                 21,131
                                      ------------                          -------------
      Average assets                     $779,913                               $628,164
                                      ============                          =============

Liabilities and stockholders' equity
   NOW deposits                           $61,159          $82       .54%        $49,491          $82       .66%
   Money market deposits                   68,415          145       .85%         48,718          174      1.43%
   Savings deposits                        81,783          150       .73%         48,910          120       .98%
   Time deposits                          344,121        1,631      1.90%        252,747        1,783      2.82%
   Other borrowings                        78,470          305      1.55%        100,203          546      2.18%
                                      ------------------------------------  -------------------------------------
      Total interest bearing
          liabilities                     633,948        2,313      1.46%        500,069        2,705      2.16%
                                                     ----------  -------                    ---------    ------
   Demand deposits                         62,503                                 45,636
   Other noninterest earning
          liabilities                       6,167                                  5,404
   Stockholders' equity                    77,295                                 77,055
                                      ------------                          -------------
      Average liabilities and
       Stockholders' equity              $779,913                               $628,164
                                      ============                          =============

    Net interest income                                 $5,522                                 $4,384
                                                  =============                          =============

    Net yield on interest earning
        assets (4)                                                  3.01%                                  2.90%
                                                               ===========                            ===========

    Interest bearing liabilities
      to earning assets ratio                                      86.26%                                 82.67%
                                                               ===========                            ===========

(1) - Interest income on loans includes loan origination and other fees of $106 and $86 for the three months ended March 31, 2004 and 2003.
(2) - Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34% rate.
(3)      - Non-accrual loans are included in average loans.
(4) - Rate information was calculated on the average amortized cost for securities. The three months ended March 31, 2004 and 2003 average balance information includes an average unrealized gain (loss) for taxable securities of ($69) and $1,877 and for tax-advantaged securities of $262 and $275.

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------

         A positive factor that helped to increase net interest income for the three months ended March 31, 2004 was that rates paid on deposits and borrowings declined to a greater extent than the yields earned on interest earning assets. Interest rates during the three months ended March 31, 2004 were lower as compared with interest rates during the same period in 2003. The Company's prime lending rate for the first quarter of 2004 was 4.00% compared with 4.25% during the first quarter of 2003. Table 1, "Analysis of Average Balance and Tax Equivalent Rates for the Three Months ended March 31, 2004 and 2003", shows that the average yields on interest earning assets decreased 43 basis points to 4.26% during the first quarter of 2004 from 4.69% during the same period last year. Average rates on interest bearing liabilities decreased to a greater extent and were 70 basis points lower during the first quarter of 2004 at 1.46% as compared with yields of 2.16% during the first quarter of 2003. The decline in average rates paid on interest bearing liabilities during the first quarter of 2004 was aided by the influx of lower cost core deposits acquired with First State Bank. These core deposits of First State Bank averaged $63.8 million during the quarter.

         Another factor that increased net interest income during the first quarter of 2004 was the growth in interest earning assets resulting from the acquisition of First State Bank. Average interest earning assets increased $128.1 million during the first quarter of 2004 as compared with the same quarter last year with most of the increase attributable to the acquisition.


ASSET QUALITY AND THE PROVISION FOR LOAN AND LEASE LOSSES

         Management, with the concurrence of the Board of Directors, after carefully reviewing the adequacy of the allowance for loan and lease losses and the levels of nonperforming and impaired loans and leases, found that a $250,000 provision for loan and lease losses was necessary for the three months ended March 31, 2004 compared to $130,000 for the same period of 2003. The increased provision for loan and lease losses resulted from the charge off of loans during the quarter and the growth in nonperforming loans experienced by the Company.

         At March 31, 2004, the allowance for loan and lease losses was $3,934,000 or .92% of loans and leases as compared with $4,383,000 or 1.23% of total loans and leases at December 31, 2003. The acquisition of First State Bank on January 5, 2004 included an allowance for loan and lease losses of $805,000. During the first quarter of 2004, $1,508,000 in loans were charged off through the allowance compared with $269,000 during the same period last year. Of the $1,508,000 charged off during the first quarter of 2004, the Company had specific reserves allocated of $1,417,000 at December 31, 2003. There were $4,000 in recoveries of loans previously charged off during the first quarter of 2004 compared with no recoveries during the same period in 2003.

         Nonperforming loans and leases, which includes loans and leases on nonaccrual status in addition to loans and leases 90 days or more past due and in the process of collection, were $21.8 million at March 31, 2004 or 4.73% of total loans and leases. Nonperforming loan and lease totals increased $2.1 million from December 31, 2003 when nonperforming loan levels were $19.7 million or 5.49% of loans and leases. The largest items classified as nonperforming loans and leases are lease pools totaling $11.3 million placed on nonaccrual status at June 30, 2002. These lease pools were purchased in late 2000 and 2001 and are secured by equipment and carry surety bonds that were designed to insure performance. The Company is in the process of seeking to collect on these leases from the sureties through litigation.

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------

         The Company also is carrying a $4.3 million loan on nonaccrual status that is for a 90-unit condominium construction project. This loan was classified as a nonaccrual loan at December 31, 2003. The Company has participated on this construction project with other financial institutions and only has a portion of the total loan. The construction project has experienced substantial cost overruns and the principal borrowers have declared bankruptcy. The financial institutions as a group have begun foreclosure procedures to help remedy the situation.

         The Company also has a nonperforming loan totaling $1.5 million that is secured by a motel. This loan has been classified as a nonaccrual loan since June 30, 2003. The lodging industry has been especially hurt by the aftermath of 9/11 due to the decline in travel. At March 31, 2004, the Company had loans for motels totaling $38.3 million in its loan portfolio that, other than the $1.5 million discussed above, are performing in accordance with their terms.

         During the quarter ended March 31, 2004, $2.8 million in loans were added to the Company's total nonaccrual loans. The acquisition of First State Bank included $1.2 million in nonaccrual loans while the Bank placed $1.6 million in loans on nonaccrual status during the quarter. Of the $2.8 million in loans put on nonaccrual status, $2.5 million are secured by real estate.

         Impaired loans and leases at March 31, 2004 were $20.4 million increasing from $18.2 million at December 31, 2003. The Company considers a loan or lease impaired if it is carried as a nonaccrual loan or lease and it is expected that full principal and interest will not be collected under the contractual terms of the note. Impaired loans and leases are carried at the present value of expected cash flows discounted at the loan's effective interest rate or at the fair value of the collateral, if the loan or lease is collateral dependent. Through allocation of specific reserves in the allowance for loan and lease losses, the amount of the allowance allocated for impaired loans and leases, including $11.3 million of impaired equipment lease pools, was $1,706,000 at March 31, 2004, increasing from $1,193,000 at December 31, 2003.

         Management analyzes the adequacy of the allowance for loan and lease losses at least quarterly. Loans and leases judged to be impaired, with probable incurred loss exposure, that are no longer accruing interest, and historical net loss percentages are reviewed in the analysis of the allowance for loan and lease losses. Factors considered in assessing the adequacy of the allowance include: changes in the type and volume of the loan and lease portfolio; review of the larger credits within the subsidiary banks; historical loss experience; current economic trends and conditions; review of the present value of expected cash flows or fair value of collateral on impaired loans and leases; growth; and other factors management deems appropriate. Based on management's analysis, the allowance for loan and lease losses at March 31, 2004 is adequate to cover probable incurred credit losses.

         Another component of non-performing assets is other real estate owned, consisting of assets acquired through loan foreclosure and repossession. The fair value of other real estate owned is reviewed by management at least quarterly to help ensure the reasonableness of its carrying value, which is lower of cost or the fair value less estimated selling costs. At March 31, 2004, other real estate owned was $3.8 million and remained unchanged from December 31, 2003. One major piece of property reported as other real estate owned is carried at the amount of $1,783,000 and was acquired by the Bank of Waukegan through the receipt of a deed in lieu of foreclosure in 1987. The parcel consists of approximately 525,000 square feet of land situated on Lake Michigan in Waukegan, Illinois. During the fourth quarter of 2002, the Bank formed Northern States Community Development Corporation ("NSCDC"), as a subsidiary of the Bank. NSCDC assets consist of cash and this parcel of other real estate owned. This subsidiary was formed for

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------

the purpose of developing and selling this parcel as part of the City of Waukegan's lakefront development plans. Proposals under discussion for use of this property include the building of a minor league baseball park and condominiums.

NONINTEREST INCOME

         Noninterest income for the three months ended March 31, 2004 was $1,066,000 as compared to $926,000 for the three months ended March 31, 2003, an increase of $140,000. Service fees on deposits increased $105,000 during the first quarter of 2004 as a result of a higher number of accounts resulting from the acquisition of First State Bank. Trust income increased $58,000 during the first quarter of 2004 compared to the same quarter last year as the trust area has brought in new customers. The improvement in equity markets also had a positive impact on trust fee income. Mortgage banking income declined in the first quarter of 2004 by $102,000 compared to the same quarter last year as the level of mortgage banking activity slowed due to an increase in mortgage rates during the quarter. Other operating income increased during the quarter by $79,000 with much of the increase resulting from First State Bank acquisition.


NONINTEREST EXPENSE

         Noninterest expense for the quarter ended March 31, 2004 was $3,777,000, increasing $825,000 from the same quarter last year. The Company's efficiency ratio, noninterest expense divided by the sum of net interest income and noninterest income, was 57.98% for the first quarter of 2004 as compared with 56.16% for the same quarter of 2003. Increases to noninterest expense brought about by the First State Bank acquisition primarily impacted noninterest expense and this ratio. The Company expects that its efficiency ratio will continue to be impacted until the two bank subsidiaries are merged at some point in the future.

         Salary and employee benefit expenses were $416,000 greater during the first quarter of 2004 compared to the same period last year. The acquisition of First State Bank added 38 employees to the staff of the Company adding to salary expense. In January 2004, yearly merit increases occurred, also increasing salary expense.

         Occupancy and equipment expense for the first quarter of 2004 were $95,000 greater than the same quarter of 2003. Two offices were added to the Company from the First State Bank acquisition and the depreciation and utility expenses of these branches account for this increase.

         Data processing expense increased $184,000 during the three months ended March 31, 2004 to $317,000 compared to $133,000 last year. First State Bank uses a separate data processing service bureau than the one used by the Bank of Waukegan. The Company plans to convert First State Bank to the same data processing service bureau during the fourth quarter of 2004. This conversion should reduce some data processing expenses after the conversion takes place. In April 2004, the Bank of Waukegan outsourced its item processing function to accommodate new check clearing technologies that will be required later in 2004 due to new regulations. It is estimated that data processing expenses will increase $72,000 per quarter as a result of the implementation of the new item processing technology.

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATION
                            ------------------------

         Legal expenses decreased $215,000 during the first quarter of 2004 compared to the same time period last year. Most of the legal fees pertain to litigation involving the nonperforming lease pools. Legal fees during the first quarter 2003 were greater than this year as there were higher initial legal fees at that time related to this litigation. It is expected that litigation against the insurance companies that issued the surety bonds on the lease pools will continue. The Company expects to continue to incur legal expenses in connection with this litigation.

         Purchase accounting for financial institutions requires that an intangible asset be made for the acquisition of lower-cost core deposits such as checking, savings and money market accounts. The core deposit valuation for the acquisition of First State Bank was $3.2 million and will be amortized over an estimated life of approximately ten years. During the first quarter of 2004, the related amortization of intangibles expense was $116,000.

         The Company's other operating expenses during the three months ended March 31, 2004 were $229,000 greater than during the same period of 2003. The Company's other operating expenses during the first three months of 2003 were lower due to the one-time reversal of a $183,000 charitable contribution made at the end of 2002. The Company received information late in the first quarter of 2003 that disallowed the charitable contribution and the Company consequently reversed the contribution expense in the first quarter of 2003.


FEDERAL AND STATE INCOME TAXES

         For the three months ended March 31, 2004 and 2003, the Company's provision for federal and state income taxes was $826,000 and $792,000, which as a percentage of pretax earnings was 33.2% and 36.4%. The 2003 tax rate was inflated as a percentage of pretax earnings as the result of the reversal of a tax benefit taken late in 2002 in the amount of $72,000 based on a $183,000 charitable contribution made in 2002. Income taxes as a percentage of pretax earnings would have been 32.6% if the tax benefit reversal had not taken place.


CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS
---------------------------------------------------------

         The Company has contractual obligations that may not appear on the balance sheet. The largest of these obligations is commitments to make loans or extend credit through stand-by letters of credit. Many of the commitments expire without being used. The following Table 2 presents the Company's significant fixed and determinable contractual obligations as of March 31, 2004, by payment date. The payment amount represents those amounts contractually due to the recipient and do not include any unamortized premiums or discounts or similar carrying amount adjustments. The Company does not have any material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on its financial condition.

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATION
                            ------------------------


                                     TABLE 2
                      NORTHERN STATES FINANCIAL CORPORATION
                CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT
                 LIABILITIES AND OFF-BALANCE SHEET ARRANGEMENTS
                              As of March 31, 2004
                                     ($000s)


                                                                             Greater than
                                                                              1 year and
                                                                             less than or
                                                              One year        equal to 3     Greater than
                                                               or less          years          3 years           Total
                                                              --------       -------------   -------------      -----
Long-term debt
     Federal Home Loan Bank advance...................         $     0          $     0         $ 6,500        $  6,500
Other contractual obligations
     Unused commitments to make loans.................          40,910           37,923          26,277         105,110
     Standby letters of credit........................           4,914                0               0           4,914
     Community Reinvestment Act
        Investment commitment.........................               0                0             774             774
     Data processing contracts........................           1,040              576             648           2,264


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

         One approach used by management to analyze IRR is to periodically evaluate the "shock" to the balance sheet of an assumed instantaneous decrease and increase in rates of 2% using computer simulation to show the effect of rate changes on the fair value of the Company's financial instruments. This approach falls under the broad definition of asset/liability management. The Company's primary asset/liability management technique is the interest rate shock. The most recent shock analysis currently available to the Company is as of December 31, 2003.

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------


                                     TABLE 3
                      NORTHERN STATES FINANCIAL CORPORATION
             EFFECT OF INTEREST RATE SHOCKS ON FINANCIAL INSTRUMENTS
                  as of December 31, 2003 and December 31, 2002
                                     ($000s)


                                                             Fair Value at December 31, 2003
                                                        ------------------------------------------

                                                           Down 2%       Current        Up 2%
                                                        ------------------------------------------
             Assets
                 Cash and cash equivalents                    $38,586       $38,584       $38,582
                 Securities available for sale                284,264       280,445       267,427
                 Loans and leases                             370,694       355,769       342,007
                 Federal Home Loan Bank stock                   1,871         1,871         1,871
                 Accrued interest receivable                    3,429         3,429         3,429

             Financial liabilities:
                 Deposits                                    $497,245      $493,555      $490,134
                 Securities sold under repurchase
                   agreements and other short-term
                   borrowings                                  83,573        83,352        83,132
                 Federal funds purchased                       26,500        26,500        26,500
                 Federal Home Loan Bank term advances           7,001         6,542         6,115
                 Advances from borrowers for taxes and
                   insurance                                      535           535           535
                 Accrued interest payable                       2,180         2,180         2,180

                                                             Fair Value at December 31, 2002
                                                        ------------------------------------------

                                                           Down 2%       Current        Up 2%
                                                        ------------------------------------------
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

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------

         Several ways the Company can manage IRR include: selling existing assets or repaying certain liabilities and matching repricing periods for new assets and liabilities, for example, by shortening terms of new loans or securities. Financial institutions are also subject to prepayment risk in falling rate environments. For example, a debtor may prepay financial assets so that the debtor may refinance obligations at new, lower rates. Prepayments of assets carrying higher rates reduce the Company's interest income and overall asset yields. A large portion of the Bank's institution's liabilities may be short term or due on demand, while most of its assets may be invested in longer-term loans or securities. Accordingly, the Company seeks to have in place sources of cash to meet short-term demands. Increasing deposits, borrowing, or selling assets can obtain these funds.

         Table 3, "Effect of Interest Shocks on Financial Instruments as of December 31, 2003 and December 31, 2002", shows how interest rate shocks of decreasing rates 2% and increasing rates 2% effect the fair value of the Company's financial instruments. The data shown in Table 3 is as of December 31, 2003, as the March 31, 2004 data is not yet available from the computer simulation model. First State Bank's financial data is not included in Table 3 as First State Bank was not acquired until after December 31, 2003. Management believes that market risk has not materially changed at March 31, 2004 from the risk exposure at December 31, 2003. The computer simulation model used to do the interest rate shocks and calculate the effect on the fair value of the Company's financial instruments takes into consideration maturity and repricing schedules of the various assets and liabilities. At December 31, 2003 the fair value of securities available for sale increases $3.8 million when rates are shocked downward 2% while the fair value decreases $13.0 million for a 2% upwards rate shock. The change in fair value of securities is smaller when rates are shocked down because there were call provisions on $188.5 million of the U.S. Government agency securities at December 31, 2003. At December 31, 2003 the fair value of the Company's financial asset instruments was $680.1 million compared to the fair value on the Company's financial asset instruments at December 31, 2002 of $640.9 million.


ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

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

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------


PART II. OTHER INFORMATION
--------------------------


ITEM 1.  LEGAL PROCEEDINGS
--------------------------

         No change during the quarter ended March 31, 2004.


ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND
-----------------------------------------------------
          ISSUER PURCHASES OF EQUITY SECURITIES
          -------------------------------------

         None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         None

ITEM 5.  OTHER INFORMATION
--------------------------

         None

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

(a)      Exhibits.

         Exhibit 3.1 Articles of Incorporation of the Company, as amended to date. (Filed with Company's annual report on Form 10-K for the year ended December 31, 1994 Commission File 0-19300 and incorporated here by reference.)

         Exhibit 3.2 By-Laws of the Company, as amended and restated to date.

         Exhibit 31.1 Section 302 Certification of Chairman of the Board and President.

         Exhibit 31.2 Section 302 Certification of Vice President and Treasurer.

         Exhibit 32.1 Section 906 Certification.

(b) The following current reports on Form 8-K were filed by the Company with the Securities and Exchange Commission during the first quarter of 2004:

         (1)      Form 8-K (Item 2) filed with the SEC on March 22, 2004.

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------
                                    FORM 10-Q
                                    ---------
                                 March 31, 2004
                                 --------------





                                   SIGNATURES
                                   ----------




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized, on this 7th day of May 2004.



NORTHERN STATES FINANCIAL CORPORATION
            (Registrant)





Date:               May 7, 2004               By: /s/ Fred Abdula
     -------------------------------------       -------------------------------
                                                  Fred Abdula
                                                  Chairman of the Board of
                                                  Directors and President



Date:               May 7, 2004               By: /s/ Thomas M. Nemeth
     -------------------------------------       -------------------------------
                                                  Thomas M. Nemeth
                                                  Vice President and Treasurer

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------
                                    FORM 10-Q
                                    ---------
                                 March 31, 2004
                                 --------------

                                  EXHIBIT INDEX
                                  -------------


Exhibits
--------


         Exhibit 3.1 Articles of Incorporation of the Company, as amended to date. (Filed with Company's annual report on Form 10-K for the year ended December 31, 1994 Commission File 0-19300 and incorporated here by reference.)

         Exhibit 3.2 By-Laws of the Company, as amended and restated to date.

         Exhibit 31.1 Section 302 Certification of Chairman of the Board and President.

         Exhibit 31.2 Section 302 Certification of Vice President and Treasurer.

         Exhibit 32.1 Section 906 Certification.