Form 10-Q
period 2004-06-30
NORTHERN STATES FINANCIAL CORP /DE/
filed 2004-08-16
CIK 744485

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
            _________________________________________________________

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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
                                         ---         ----


Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  YES: XXX     NO:
                                         ---         ----


                4,305,105 shares of common stock were outstanding
                               as of July 29, 2004

              NORTHERN STATES FINANCIAL CORPORATION AND SUBSIDIARY
              ----------------------------------------------------
                                    FORM 10-Q
                                    ---------
                       FOR THE QUARTER ENDED JUNE 30, 2004
                       -----------------------------------
                                      INDEX
                                      -----


PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements                                     Page Number

        Report of  Independent Accountants.................................2

        Condensed Consolidated Financial Statements and Notes..............3

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................9

   Item 3. Quantitative and Qualitative Disclosures
             About Market Risk............................................22

   Item 4. Controls and Procedures........................................24


PART II.   OTHER INFORMATION

   Item 1.  Legal Proceedings.............................................24

   Item 2.  Changes in Securities, Use of Proceeds
              and Issuer Purchases of Equity Securities...................24

   Item 3.  Defaults upon Senior Securities...............................24

   Item 4.  Submission of Matters to a Vote of Security Holders...........25

   Item 5.  Other Information.............................................25

   Item 6.  Exhibits and Reports on Form 8-K..............................25

   Signatures.............................................................26

EXHIBIT INDEX.............................................................27

PART 1. FINANCIAL INFORMATION
-----------------------------

ITEM 1. FINANCIAL STATEMENTS
----------------------------




REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Northern States Financial Corporation
Waukegan, Illinois

         We have reviewed the accompanying interim condensed consolidated balance sheet of NORTHERN STATES FINANCIAL CORPORATION as of June 30, 2004 and the condensed consolidated statements of income for the three month and six month periods ended June 30, 2004 and 2003 and the condensed consolidated statements of cash flows for the six months ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

         We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to the accompanying interim condensed financial statements for them to be in conformity with U.S. generally accepted accounting principles.


   /s/ Crowe Chizek and Company LLC

Oak Brook, Illinois
August 5, 2004

NORTHERN STATES FINANCIAL CORPORATION
-------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------
June 30, 2004 and December 31, 2003
(In thousands of dollars)(Unaudited)

                                                                                        June 30,      December 31,
  Assets                                                                                  2004            2003
                                                                                      -------------   ------------
Cash and due from banks.........................................................        $ 28,479        $ 18,403
Interest bearing deposits in financial institutions -
  maturities less than 90 days..................................................             203             181
Federal funds sold..............................................................          12,850          20,000
                                                                                        --------        --------
  Total cash and cash equivalents...............................................          41,532          38,584
Securities available for sale...................................................         281,541         280,445
Loans and leases................................................................         440,241         358,226
Less: Allowance for loan and lease losses.......................................          (5,818)         (4,383)
                                                                                        --------        --------
  Loans and leases, net.........................................................         434,423         353,843
Federal Home Loan Bank and Federal Reserve Bank stock...........................           2,080           1,871
Office buildings and equipment, net.............................................           9,247           5,370
Other real estate owned.........................................................           4,916           3,766
Goodwill........................................................................           9,717              85
Other intangible assets.........................................................           3,014               0
Accrued interest receivable and other assets....................................           8,003           5,655
                                                                                        --------        --------
  Total assets..................................................................        $794,473        $689,619
                                                                                        ========        ========
  Liabilities and Stockholders' Equity
Liabilities
Deposits
  Demand - noninterest bearing..................................................         $61,564         $52,398
  Interest bearing..............................................................         581,973         440,734
                                                                                        --------        --------
    Total deposits..............................................................         643,537         493,132
Securities sold under repurchase agreements.....................................          46,487          83,367
Federal funds purchased.........................................................          18,000          26,500
Federal Home Loan Bank advance..................................................           6,500           6,500
Advances from borrowers for taxes and insurance.................................             874             535
Accrued interest payable and other liabilities..................................           6,921           4,256
                                                                                        --------        --------
    Total liabilities...........................................................         722,319         614,290

Stockholders' Equity
Common stock....................................................................           1,789           1,789
Additional paid-in capital......................................................          11,584          11,584
Retained earnings...............................................................          66,368          66,833
Accumulated other comprehensive income (loss)...................................          (3,199)           (489)
Treasury stock, at cost.........................................................          (4,388)         (4,388)
                                                                                        --------        --------
  Total stockholders' equity....................................................          72,154          75,329
                                                                                        --------        --------
    Total liabilities and stockholders' equity..................................        $794,473        $689,619
                                                                                        ========        ========

    The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
-------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
-------------------------------------------
Three and six months ended June 30, 2004 and 2003
(In thousands of dollars, except per share data)(Unaudited)

                                                                                Three months ended          Six months ended
                                                                               June 30,     June 30,      June 30,     June 30,
                                                                                 2004         2003          2004         2003
                                                                               --------     --------      --------     --------
Interest income
  Loans (including fee income)...........................................       $5,728       $5,114       $11,379      $10,346
  Securities
    Taxable..............................................................        1,912        1,699         3,830        3,401
    Exempt from federal income tax.......................................           96           85           193          167
  Federal funds sold and other...........................................           73           17           168           36
                                                                                ------       ------       -------      -------
      Total interest income..............................................        7,809        6,915        15,570       13,950
                                                                                ------       ------       -------      -------
Interest expense
  Time deposits..........................................................        1,747        1,626         3,378        3,409
  Other deposits.........................................................          387          354           764          730
  Repurchase agreements, federal funds purchased
    and Federal Home Loan Bank advances..................................          256          542           561        1,088
                                                                                ------       ------       -------      -------
      Total interest expense.............................................        2,390        2,522         4,703        5,227
                                                                                ------       ------       -------      -------
Net interest income......................................................        5,419        4,393        10,867        8,723
Provision for loan and lease losses......................................        2,300          150         2,550          280
                                                                                ------       ------       -------      -------
Net interest income after provision for
  loan and lease losses..................................................        3,119        4,243         8,317        8,443
                                                                                ------       ------       -------      -------
Noninterest income
  Service fees on deposits...............................................          631          570         1,250        1,084
  Trust income...........................................................          175          174           390          331
  Mortgage banking income................................................           46          117            64          237
  Other operating income.................................................          261          225           475          360
                                                                                ------       ------       -------      -------
    Total noninterest income.............................................        1,113        1,086         2,179        2,012
                                                                                ------       ------       -------      -------
Noninterest expense
  Salaries and employee benefits.........................................        2,141        1,705         4,257        3,405
  Occupancy and equipment, net...........................................          490          339           955          709
  Data processing........................................................          379          174           696          307
  Legal..................................................................          181          200           349          583
  Amortization of intangible assets......................................          116            0           232            0
  Other operating expenses...............................................          768          632         1,363          998
                                                                                ------       ------       -------      -------
    Total noninterest expense............................................        4,075        3,050         7,852        6,002
                                                                                ------       ------       -------      -------
Income before income taxes...............................................          157        2,279         2,644        4,453
Income tax expense (benefit).............................................          (85)         777           741        1,569
                                                                                ------       ------       -------      -------
Net income...............................................................         $242       $1,502        $1,903       $2,884
                                                                                ======       ======       =======      =======

Basic and diluted earnings per share.....................................        $0.06        $0.35         $0.44        $0.67

Comprehensive income (loss)..............................................      ($3,866)      $1,798         ($807)      $2,917


      The accompanying notes are an integral part of these condensed consolidated financial statements.


NORTHERN STATES FINANCIAL CORPORATION
-------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------
Six months ended June 30, 2004 and 2003
(In thousands of dollars)(Unaudited)

                                                                                        Six months ended
                                                                                   June 30,         June 30,
                                                                                     2004             2003
                                                                                   --------         --------
Cash flows from operating activities
  Net income...............................................................        $  1,903         $  2,884
  Adjustments to reconcile net income to net cash from
  operating activities:
    Depreciation...........................................................             273              189
    Amortization of other intangible assets................................             232                0
    Net gains on sales of other real estate owned..........................               0              (29)
    Federal Home Loan Bank stock dividends.................................             (59)             (76)
    Provision for loan and lease losses....................................           2,550              280
    Deferred loan fees.....................................................              46               74
    Proceeds from sale of loans............................................           1,164                0
    Loans originated for sale..............................................            (837)               0
    Net change in accrued interest receivable and other assets.............             552              371
    Net change in accrued interest payable and other liabilities...........             575             (818)
                                                                                   --------         --------
      Net cash from operating activities...................................           6,399            2,875
                                                                                   --------         --------
Cash flows from investing activities
  Acquisition of subsidiary, net of cash equivalents received..............            (366)               0
  Proceeds from maturities and calls of securities available for sale......         375,261          670,839
  Purchases of securities available for sale...............................        (366,992)        (686,861)
  Proceeds from sales of other real estate owned...........................               0              535
  Change in loans made to customers........................................         (14,064)            (704)
  Property and equipment expenditures......................................            (240)            (245)
                                                                                   --------         --------
    Net cash from investing activities.....................................          (6,401)         (16,436)
                                                                                   --------         --------
Cash flows from financing activities
  Net increase (decrease) in:
    Deposits...............................................................          50,599            2,123
    Securities sold under repurchase agreements
    and federal funds purchased............................................         (45,380)          (3,591)
    Advances from borrowers for taxes and insurance........................              99               40
    Purchases of treasury stock............................................               0             (285)
    Dividends paid.........................................................          (2,368)          (2,325)
                                                                                   --------         --------
      Net cash from financing activities...................................           2,950           (4,038)
                                                                                   --------         --------
Net change in cash and cash equivalents....................................           2,948          (17,599)
Cash and cash equivalents at beginning of period...........................          38,584           37,578
                                                                                   --------         --------
Cash and cash equivalents at end of period.................................         $41,532          $19,979
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

                                  June 30, 2004

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

         The interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes (or "notes thereto") of the Company for the years ended December 31, 2003 and 2002. The results of operations for the three and six month periods ended June 30, 2004, are not necessarily indicative of the results to be expected for the full year.

         Net income was utilized to calculate both basic and diluted earnings per share for all periods presented. Information regarding weighted average shares utilized in computing basic and diluted earnings per share follows. It should be noted that all stock options were exercised in early 2002 and there have since been none outstanding.

                                            Three months ended       Six months ended
                                           June 30,    June 30,   June 30,     June 30,
                                             2004        2003       2004         2003
                                           --------------------------------------------
Average outstanding common shares.....    4,305,105   4,305,105   4,305,105   4,306,652
Effect of stock options...............            0           0           0           0
                                          ---------   ---------   ---------   ---------
Average outstanding shares for
  diluted earning per share...........    4,305,105   4,305,105   4,305,105   4,306,652
                                          ---------   ---------   ---------   ---------

         On April 17, 2002, the Company announced that its Board of Directors had approved a stock repurchase program that allows the Company to purchase up to 200,000 shares of Northern States Financial Corporation stock either in open market or private transactions. On February 19, 2003, the Company announced that its Board of Directors had approved an additional repurchase program to purchase an additional 200,000 shares of its stock. At June 30, 2004, the Company had a total of 167,150 shares of treasury stock that it purchased under these programs. Treasury stock is carried at cost.

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                                  June 30, 2004

         (Dollar amounts in thousands, except share and per share data)

                                   (Unaudited)



         Information related to common stock was as follows:


                                                 June 30,     December 31,
                                                   2004          2003
                                                ---------     ------------
Par value per share........................         $0.40         $0.40
Authorized shares..........................     6,500,000     6,500,000
Issued shares..............................     4,472,255     4,472,255
Treasury shares............................       167,150       167,150
Outstanding shares.........................     4,305,105     4,305,105


Note 2 - Commitments, Off-Balance Sheet Risk and Contingencies
--------------------------------------------------------------

         At June 30, 2004 and December 31, 2003, the contract amount of the Company's off-balance sheet commitments were as follows:

                                                         June 30,   December 31,
                                                            2004        2003
                                                         ---------   -----------
Unused lines of credit and commitments to make loans:
  Fixed Rate...........................................   $10,402      $14,101
  Variable rate........................................    89,222       72,809
                                                          -------      -------
    Total..............................................   $99,624      $86,910
                                                          =======      =======

Standby Letters of credit..............................    $5,181       $5,605



         Since many commitments to make loans expire without being used, the amounts above do not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitments is determined using management's credit evaluation of the borrower, and may include commercial and residential real estate and other business and consumer assets.

         Commitments to make loans to related parties totaled $639 and $642 at June 30, 2004 and December 31, 2003. These commitments were made at the same terms and conditions available to nonrelated parties.

         The Company also has Community Reinvestment Act (CRA) investment commitments outstanding of $774 as of June 30, 2004. The commitments are to be funded over the next five years.

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                                  June 30, 2004

         (Dollar amounts in thousands, except share and per share data)

                                   (Unaudited)


Note 3 - Acquisition
--------------------

         On January 5, 2004, the Company acquired the outstanding stock of Round Lake Bankcorp, Inc., the holding Company for First State Bank of Round Lake ("First State Bank"), for cash in the amount of $21,408 including transaction costs. Round Lake Bankcorp, Inc. was dissolved through the transaction with First State Bank remaining as a separate subsidiary of the Company. The results of First State Bank have been included in the consolidated financial statements since that date. As a result of the acquisition, the Company has expanded into the Round Lake area of Lake County, Illinois. The Company expects to merge the First State Bank into its Bank of Waukegan subsidiary at some point in the future.

     The following table summarizes estimated fair values of the assets acquired and liabilities assumed at January 5, 2004. The allocation of the purchase price is subject to refinement.

                                                              January 5, 2004
                                                              ---------------

                        Cash and cash equivalents                       $21,042
                        Securities available for sale                    13,810
                        Loans                                            70,589
                        Federal Reserve Bank stock                          150
                        Office buildings and equipment                    3,910
                        Other assets                                      1,165
                        Intangible assets                                 3,246
                        Goodwill                                          9,632
                                                              ------------------
                             Total assets acquired                      123,544

                        Deposits                                         99,806
                        Other liabilities                                 2,330
                                                              ------------------
                             Total liabilities acquired                 102,136
                                                              ------------------
                                  Net assets acquired                   $21,408
                                                              ==================

         The acquired intangible asset was assigned to core deposits and will be amortized over 10 years.

         Unaudited proforma, consolidated results of operation for the three and six months ended June 30, 2003 as though First State Bank had been acquired as of January 1, 2003 are presented below.

                                         Three months       Six months
                                              ended            ended
                                            June 30,          June 30,
                                              2003              2003
                                          ------------------------------

  Net interest income                         $5,350          $10,873
  Net income                                   1,638            3,362
  Basic and diluted earnings per share          0.38             0.78

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------------------------------------------------------------------
AND RESULTS OF OPERATIONS
-------------------------




         The following discussion focuses on the consolidated financial condition of Northern States Financial Corporation (the "Company") at June 30, 2004 and the consolidated results of operations for the three and six month periods ended June 30, 2004, compared with the same period of 2003. The purpose of this discussion is to provide a better understanding of the condensed consolidated financial statements of Northern States Financial Corporation and the operations of its wholly owned subsidiaries, Bank of Waukegan (the "Bank") and First State Bank of Round Lake ("First State Bank") and the Bank's wholly owned subsidiary, Northern States Community Development Corporation ("NSCDC"). This discussion should be read in conjunction with the interim condensed consolidated unaudited financial statements and notes thereto included herein.


         Statements contained in this management's discussion and analysis that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "plan," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. The Company cautions readers of this report that a number of important factors could cause the Company's actual results subsequent to June 30, 2004 to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company and its subsidiaries include, but are not limited to, difficulties in integrating the acquired operations of First State Bank, changes from the estimated purchase accounting adjustments relating to the acquisition of Round Lake Bankcorp, Inc., difficulties in achieving anticipated cost savings related to the operation of the acquired banking offices or higher than expected costs related to the transaction, the potential for further deterioration in the credit quality of the Company's loan and lease portfolio, uncertainty regarding the Company's ability to ultimately recover on the surety bonds and cash held by the bankruptcy trustee relating to the equipment lease pools currently on nonaccrual status, unanticipated changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the Company's loan or securities portfolios, deposit flows, competition, demand for loan products and financial services in the Company's market area, and changes in accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements.

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------



OVERVIEW
--------

         Records were set at June 30, 2004 for assets, loans and leases and deposits. Assets reached $794.5 million at June 30, 2004 compared with $689.6 million at December 31, 2003. Loans and leases totaled $440.2 million at June 30, 2004. Deposits, at June 30, 2004, totaled a record $643.5 million. The growth is primarily attributable to the acquisition of First State Bank that added $129.8 million in assets, $69.2 million in loans and $105.8 million in deposits to the Company at June 30, 2004. Book value declined to $16.76 per share from $17.50 per share at December 31, 2003 as $2.4 million was paid out as cash dividends during the first half of 2004 and decreases in the market value of the Company's securities caused the unrealized loss on securities available for sale to increase $2.7 million during the same period. The decrease in the market value of securities is from increased market interest rates and not from credit risk in the portfolio. The Company recorded $12.9 million of goodwill and other intangible assets resulting from the acquisition of First State Bank in the first quarter of 2004.

         Earnings declined during the second quarter of 2004 and were $.06 per share (diluted), or $242,000 as compared with $.35 per share (diluted), or $1,502,000 for the second quarter of 2003, a decline of 83% in earnings per share. Net income for the six months ended June 30, 2004 was $1,903,000, or $.44 per share (diluted), compared with $2,884,000, or $.67 per share (diluted), for the same period last year. The decrease in earnings during the quarter ended June 30, 2004 is primarily attributable to an increase in the provision for loan and lease losses. The provision for loan and lease losses for the second quarter of 2004 was $2,300,000 compared to $150,000 for the same quarter last year. Much of this additional provision was allocated to $11.3 million in nonaccrual lease pools. (See "Asset Quality and the Provision for Loan Losses" and "Legal Proceedings.") It is expected that the provision for loan losses will continue to be greater in 2004 if levels of nonperforming loans and leases remain at current levels or increase. At June 30, 2004, nonperforming loans and leases totaled $19,882,000 as compared to $19,650,000 at December 31, 2003.

         Noninterest income increased $27,000 during the second quarter of 2004 as compared with the same quarter of 2003. These increases were in part from the acquisition of First State Bank as the number of accounts increased and service fee income on deposits grew $61,000 as a result. Mortgage banking income decreased $71,000 during the three months ended June 30, 2004 as compared with the same time period last year as home mortgage rate increases in 2004 caused the volume of mortgage refinancing to slow.

         Noninterest expense increased $1,025,000 during the three months ended June 30, 2004 as compared to the same quarter of 2003, mostly attributable to the acquisition of First State Bank. The acquisition added 38 additional employees and two branch offices that increased salary and occupancy and equipment expenses compared to the same quarter last year. Data processing expense also increased during the quarter as First State Bank uses a separate data processing service bureau from the Bank.



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

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------





         The allowance for loan and lease losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan and lease losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan and lease loss experience, the nature and volume of the portfolio, information about specific borrower situations, estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans and leases, but the entire allowance is available for any loan or lease that, based on management's judgement, should be charged-off.

         Management analyzes the adequacy of the allowance for loan and lease losses at least quarterly. Loans and leases judged to be impaired, with probable incurred loss exposure, that are no longer accruing interest, and historical net loss percentages are reviewed in the analysis of the allowance for loan and lease losses. Factors considered in assessing the adequacy of the allowance include: changes in the type and volume of the loan and lease portfolio; review of the larger credits within the subsidiary banks; historical loss experience; current economic trends and conditions; review of the present value of expected cash flows or fair value of collateral on impaired loans and leases; growth; and other factors management deems appropriate. Based on management's analysis, the allowance for loan and lease losses at June 30, 2004 is adequate to cover probable incurred credit losses.

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

         Management specifically analyzes its nonperforming loans for probable losses. The change in the volume of nonperforming loans may significantly impact the amount of estimated losses specifically allocated to these loans depending on the adequacy of the loan collateral and the borrowers' ability to repay the loan. As specific allocations are done on a loan-by-loan basis, the amount of the specific allocation is more likely subject to fluctuation than an allocation for a pool of loans based on historical loss trends. The specific allocation on the $11.3 million of nonaccrual lease pools was increased during the second quarter of 2004. At June 30, 2004, $3.0 million was specifically allocated to these lease pools. The amount of the allocations on nonperforming loans may fluctuate in future periods due to changes in conditions of underlying collateral and changes in the borrowers' ability to repay.

         A loan or lease is impaired when full payment under the loan or lease terms is not expected. Impairment is evaluated on an aggregate basis for smaller-balance loans of similar nature such as residential mortgage and consumer loans and on an individual loan or lease basis for other loans and leases. If a specific loan or lease is determined to be impaired, a portion of the allowance is allocated so that the loan or lease, net of the allocated estimated loss, is carried at the present value of estimated cash flows using the loan's or lease's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Loan and lease losses are charged against the allowance when management believes the uncollectibility of a loan or lease balance is confirmed.

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------




FINANCIAL CONDITION
-------------------

         The Company's consolidated total assets were $794.5 million at June 30, 2004, increasing $104.9 million from $689.6 million at December 31, 2003. Loans and leases, at June 30, 2004, increased $82.0 million and totaled $440.2 million as compared with $358.2 million at December 31, 2003. Deposits also increased $150.4 million to $643.5 million at June 30, 2004 as compared to $493.1 million at December 31, 2003. These increases were primarily the result of the First State Bank acquisition on January 5, 2004. First State Bank added $129.8 million in assets, $69.2 million in loans and $105.8 million in deposits at June 30, 2004. The Company recorded $12.9 million of goodwill and other intangible assets as a result of the acquisition.

         The Company's federal funds sold at June 30, 2004 decreased $7.2 million to $12.8 million from $20.0 million at December 31, 2003. The Company's federal funds sold position decreased as the loan portfolio grew during the first half of 2004. The fair value of securities at June 30, 2004 was $281.5 million, of which $237.0 million were pledged to secure repurchase agreements and public deposits. At June 30, 2004, the Company has $212.0 million in U.S. Government agency securities with call options.

         Loans and leases increased to $440.2 million at June 30, 2004 from $358.2 million at December 31, 2003 with the growth primarily due to the acquisition of First State Bank. The cash flow statement shows that the net cash outflows for loans and leases made to customers came to $14.1 million during the first half of 2004. Loan commitments have increased $12.7 million to $99.6 million at June 30, 2004 compared with $86.9 million at December 31, 2003, with only $7.0 million of the increase attributable to the First State Bank acquisition. Borrowers have not been drawing on their credit lines due to uncertainties as to future interest rates and fuel prices.

         At June 30, 2004, loans to related parties totaled $4.8 million, increasing $203,000 from December 31, 2003. Loan commitments to related parties were $639,000 at June 30, 2004.

         During the first six months of 2004, deposits increased by $150.4 million to $643.5 million at June 30, 2004 from $493.1 million at December 31, 2003. A majority of the growth in deposits is attributable to the acquired First State Bank that had $105.8 million in deposits at June 30, 2004 of which $70.1 million were in core deposits consisting of checking, NOW, money market and savings accounts. Additional growth in deposits came from brokered time deposits that increased $39.8 million to $88.7 million at June 30, 2004 compared with $48.9 million at December 31, 2003. Brokered time deposits of $21.9 million at June 30, 2004 have remaining maturities of greater than one year. Brokered time deposits in denominations of $100,000 or more totaled $63.1 million at June 30, 2004. At June 30, 2004, deposits from related parties totaled $14.2 million.

         Securities sold under repurchase agreements decreased by $36.9 million to $46.5 million at June 30, 2004 from $83.4 million at December 31, 2003. Securities sold under repurchase agreements are offered through either an overnight repurchase agreement product or a term product with maturities from 7 days to one year. The decrease in repurchase agreements was mainly from the term product as purchasers of the term product retained their funds for other business purposes or found higher yielding financial instruments. At June 30, 2004, securities sold under repurchase agreements to related parties totaled $6.6 million. Borrowings from the Federal Home Loan Bank through term advances remained at $6.5 million during the first six months of 2004.

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------




         Included in other liabilities at June 30, 2004 is $400,000 related to estimated environmental clean-up expenses, an obligation that was assumed by the Company in the First State Bank acquisition. If the actual expenses are greater than $400,000, there may be an adjustment to goodwill. The Company intends to seek reimbursement of these expenses from the State of Illinois that has a fund for this type of cleanup. However, there can be no assurance that the Company will be successful in obtaining any such reimbursement.

CAPITAL
-------

         Total stockholders' equity decreased $3.2 million to $72.2 million during the six months ended June 30, 2004. The decrease is the result of net income of $1.9 million, less the adjustment to the market value of securities available for sale, net of deferred tax, of $2.7 million, less the cash dividends paid to stockholders of $.55 per share that amounted to $2.4 million. Book value per share was $16.76 at June 30, 2004 as compared to $17.50 at December 31, 2003.

         The Company's tier 1 capital to total assets ratio at June 30, 2004 was 7.89% and the total capital to assets ratio, on a risk adjusted basis, amounted to 13.20%. These ratios exceed the minimum required to be considered "well capitalized" under Federal Reserve regulations, which minimums are 5.00% and 10.00%, respectively. The impact of $12.7 million in goodwill and other intangible assets associated from the First State Bank transaction caused the tier 1 capital to assets and total capital to risk adjusted assets ratios to decline from December 31, 2003, when they had been 11.92% and 17.67%, respectively. Goodwill and other intangible assets must be deducted from capital when determining capital for regulatory purposes.

LIQUIDITY
---------

         Liquidity management involves the ability to meet the cash flow requirements of customers. The Company needs to have proper cash flow to meet the requirements of depositors wanting to withdraw funds. Federal funds sold, interest bearing deposits in banks and available for sale securities, particularly those of shorter maturities, are principal sources of liquidity. Federal funds sold at June 30, 2004 were $12.9 million. The Company sells excess funds overnight to money center banks. The Company classifies all of its securities as available for sale, which increases the Company's flexibility in that the Company can sell any of its unpledged securities to meet liquidity requirements. Securities available for sale had a carrying value of $281.5 million at June 30, 2004, of which $237.0 million were pledged to secure public deposits and repurchase agreements.

         Other sources of liquidity available to the Company for funds are deposits and borrowings. The Company has used brokered deposits for liquidity and at June 30, 2004 had $88.7 million in brokered time deposits. To help ensure the ability to meet its funding needs, including any unexpected strain on liquidity, the Company has arrangements to purchase $35.0 million in federal funds from two independent banks. At June 30, 2004 the Company had purchased $18.0 million of federal funds under these arrangements.

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------





RESULTS OF OPERATIONS
---------------------

NET INCOME

         Consolidated net income for the quarter ended June 30, 2004 was $242,000 decreasing $1,260,000 compared with net income of $1,502,000 for the same quarter the previous year. The annualized return on average assets was .12% for the quarter, a decrease from a return on average assets for the same quarter the previous year of .95%. The decrease in earnings is primarily attributable to increases to the provision for loan and lease losses of $2,150,000 during the quarter compared with the same period last year. For the six months ended June 30, 2004 consolidated net income was $1,903,000 compared to $2,884,000 for the same period last year. The annualized return on average assets for the first six months of 2004 was .48%, decreasing from the return on average assets for the same period of 2003 of .91%.


NET INTEREST INCOME

         Net interest income, the difference between interest income earned on interest earning assets and interest expense on interest bearing liabilities, increased $1,026,000 or 23.4% to $5,419,000 during the three months ended June 30, 2004, compared with $4,393,000 for the same period of 2003.

         A positive factor that helped to increase net interest income for the three months ended June 30, 2004 was that rates paid on deposits and borrowings declined to a greater extent than the yields earned on interest earning assets. Table 1 shows that the yield on interest earning assets decreased 35 basis points to 4.22% during the second quarter of 2004 from 4.57% during the same quarter last year. The rate on interest bearing liabilities decreased to a greater extent and was 53 basis points lower during the second quarter of 2004 at 1.47% as compared to 2.00% during the second quarter of 2003. The decline in average rates paid on interest bearing liabilities during the second quarter of 2004 was aided by the influx of lower cost core deposits acquired with First State Bank. The core deposits of First State Bank averaged $67.8 million during the quarter.

         Another factor that increased net interest income during the first quarter of 2004 was the growth in interest earning assets resulting from the acquisition of First State Bank. Average interest earning assets increased $132.6 million during the second quarter of 2004 as compared with the same quarter last year, with most of the increase attributable to the acquisition.

         For similar reasons, net interest income for the six months ended June 30, 2004 increased $2,144,000 compared to the same period of 2003. Table 2 shows that yield on interest earning assets declined 39 basis points during the first half of 2004 compared to the first half of 2003. Table 2 shows that rates paid on interest bearing liabilities decreased to a greater extent, declining 62 basis points in 2004 compared to the same six months of 2003. The influx of lower cost core deposits acquired with First State Bank assisted in decreasing the average rates paid on interest bearing liabilities during the first half of 2004.

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------


                                     TABLE 1

                      NORTHERN STATES FINANCIAL CORPORATION
              ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES
    For the Three Months Ended June 30, 2004 and 2003 - Rates are Annualized
                                    ($ 000s)

                                                2004                        2003
                                    ---------------------------- ----------------------------
                                     Average                      Average
                                     Balance  Interest   Rate     Balance  Interest   Rate
                                    ---------------------------- ----------------------------
Assets
   Loans (1)(2)(3)                   $435,331    $5,754   5.29%  $354,382    $5,124  5.78%
   Taxable securities(4)              267,360     1,912   2.83%   243,757     1,699  2.81%
   Tax advantaged securities(2)(4)     11,485       145   5.08%     8,494       128  6.24%
   Federal funds sold                  30,625        73   0.95%     5,610        17  1.21%
                                    ---------------------------- ----------------------------
      Interest earning
          assets (4)                  744,801     7,884   4.22%   612,243     6,968  4.57%
   Noninterest earning assets          49,940                      23,097
                                    ----------                  ----------
      Average assets                 $794,741                    $635,340
                                    ==========                  ==========

Liabilities and stockholders' equity
   NOW deposits                       $65,831       $92   0.56%   $50,873       $83  0.65%
   Money market deposits               65,553       140   0.85%    50,158       144  1.15%
   Savings deposits                    84,879       155   0.73%    51,650       127  0.98%
   Time deposits                      367,105     1,747   1.90%   246,027     1,626  2.64%
   Other borrowings                    67,228       256   1.52%   105,047       542  2.06%
                                    ---------------------------- ----------------------------
      Total interest bearing
         liabilities                  650,596     2,390   1.47%   503,755     2,522  2.00%
                                                ---------------            ---------------
   Demand deposits                     61,771                      48,368
   Other noninterest bearing
       liabilities                      7,459                       6,570
   Stockholders' equity                74,915                      76,647
                                    ----------                  ----------
     Average liabilities and
       Stockholders' equity          $794,741                    $635,340
                                    ==========                  ==========
    Net interest income                          $5,494                      $4,446
                                              ==========                  ==========
    Net yield on interest
       Earning assets (4)                                 2.94%                      2.91%
                                                        ========                    =======
    Interest-bearing
       liabilities
       to earning assets ratio                           87.35%                     82.28%
                                                        ========                    =======

(1) Interest income on loans includes loan origination fees of $160 and $129 for the three months ended June 30, 2004 and 2003.
(2) Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34% rate.
(3)      Non-accrual loans are included in average loans.
(4) Rate information was calculated on the average amortized cost for securities. The three months ended June 30, 2004 and 2003 average balance information includes an average unrealized gain (loss) for taxable securities of ($3,057) and $1,799 and for tax-advantaged securities of $66 and $295.

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------

                                    TABLE 2
                      NORTHERN STATES FINANCIAL CORPORATION
              ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES
     For the Six Months Ended June 30, 2004 and 2003 - Rates are Annualized
                                    ($ 000s)

                                                2004                        2003
                                    ---------------------------- --------------------------
                                     Average                      Average
                                     Balance  Interest   Rate     Balance  Interest   Rate
                                    ---------------------------- --------------------------
Assets
  Loans (1)(2)(3)                    $431,686   $11,429   5.30%  $356,265   $10,367  5.82%
  Taxable securities (4)              261,875     3,830   2.91%   239,058     3,401  2.87%
  Tax advantaged securities(2)(4)      11,243       292   5.28%     8,226       253  6.37%
  Federal funds sold                   35,155       168   0.96%     6,089        36  1.18%
                                   ---------------------------- ---------------------------
    Interest earning assets (4)       739,959    15,719   4.24%   609,638    14,057  4.63%
  Noninterest earning assets           47,368                      22,114
                                   ----------                  ----------
    Average assets                   $787,327                    $631,752
                                   ==========                  ==========

Liabilities and
  stockholders' equity
  NOW deposits                        $63,495   $   174   0.55%   $50,182   $   165  0.66%
  Money market deposits                66,984       285   0.85%    49,438       318  1.29%
  Savings deposits                     83,331       305   0.73%    50,280       247  0.98%
  Time deposits                       355,613     3,378   1.90%   249,387     3,409  2.73%
  Other borrowings                     72,849       561   1.54%   102,625     1,088  2.12%
                                   ---------------------------- ---------------------------
    Total interest bearing
      liabilities                     642,272     4,703   1.46%   501,912     5,227  2.08%
                                             ------------------           -----------------
  Demand deposits                      62,137                      47,002
  Other noninterest bearing
      liabilities                       6,813                       5,987
  Stockholders' equity                 76,105                      76,851
                                   ----------                  ----------
    Average liabilities and
      stockholders' equity           $787,327                    $631,752
                                   ==========                  ==========
 Net interest income                            $11,016                    $  8,830
                                             ==========                   =========
 Net yield on interest
  earning assets (4)
                                                         2.97%                       2.91%
                                                      ========                   ========
 Interest-bearing
   liabilities
   to earning assets ratio
                                                        86.80%                      82.33
                                                      ========                   ========

(1) Interest income on loans includes loan origination and other fees of $266 and $215 for the six months ended June 30, 2004 and 2003.
(2) Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34% rate.
(3)      Non-accrual loans are included in average loans.
(4) Rate information was calculated on the average amortized cost for securities. The six months ended June 30, 2004 and 2003 average balance information includes an average unrealized gain (loss) for taxable securities of ($1,571) and $1,828 and for tax-advantaged securities of $172 and $285.

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------


ASSET QUALITY AND THE PROVISION FOR LOAN AND LEASE LOSSES

         Management, with the concurrence of the Board of Directors, after carefully reviewing the adequacy of the allowance for loan and lease losses and the levels of nonperforming and impaired loans and leases, found that a $2,300,000 provision for loan and lease losses was necessary for the three months ended June 30, 2004 compared to $150,000 for the same period of 2003. For the six months ended June 30, 2004 the provision for loan and lease losses was $2,550,000 compared to $280,000 for the six months ended June 30, 2003. The increased provision for loan and lease losses during the second quarter of 2004 resulted from the need to allocate a greater amount of the allowance to nonperforming lease pools totaling $11.3 million that were placed on nonaccrual status at June 30, 2002. At June 30, 2004, the Company had $3.0 million of its allowance for loan and lease losses allocated to these lease pools. The lease pools were purchased in late 2000 and 2001 from Commercial Money Center, a now bankrupt equipment leasing company, and are secured by equipment and carry surety bonds that were designed to provide protection against losses from defaults on these lease pools. The sureties are Illinois Union Insurance Company, a wholly owned subsidiary of Ace Limited Insurance Company, and RLI Insurance Company.

         During the quarter ended June 30, 2004, the bankruptcy trustee for the former servicer of the lease pools brought suit against financial institutions owning the various lease pools, including the Company, in an attempt to make the financial institutions unsecured creditors. At June 30, 2004, the bankruptcy trustee was holding $1.3 million of payments on the Company's lease pools that the Company had previously expected would be paid to the Company by the bankruptcy trustee. The Company believes that it will prevail against the bankruptcy trustee and be found to be a secured creditor. Meanwhile, the Company is continuing its efforts to collect on these leases from the sureties through litigation. The sureties have asserted certain defenses against having to pay under the surety bonds. No assurance can be given as to the exact amounts that will be ultimately collected from the bankruptcy trustee and the sureties.

         At June 30, 2004, the allowance for loan and lease losses was $5,818,000 or 1.32% of loans and leases as compared with $4,383,000 or 1.22% of total loans and leases at December 31, 2003. The acquisition of First State Bank on January 5, 2004 included an allowance for loan and lease losses of $805,000. During the first six months of 2004, $1,933,000 in loans were charged off through the allowance compared with $352,000 during the same period last year. Of the $1,933,000 charged off during the first six months of 2004, the Company had specific loss allocations of $1,765,000 at December 31, 2003. There were $13,000 in recoveries of loans previously charged off during the first six months of 2004 compared with $162,000 in recoveries during the same period in 2003.

         Nonperforming loans and leases, which includes loans and leases on nonaccrual status in addition to loans and leases 90 days or more past due and in the process of collection, were $19.9 million at June 30, 2004 or 4.52% of total loans and leases. Included as part of the $19.9 million of nonperforming loans at June 30, 2004 were $19.0 million in loans and leases classified as nonaccrual and $849,000 in loans and leases 90 days past due and in the process of collection. Nonperforming loan and leases at December 31, 2003 totaled $19.7 million and were 5.49% of total loans and leases.

         In addition to the $11.3 million in lease pools that are nonperforming, the Company is carrying a $4.3 million loan on nonaccrual status that is for a 90-unit condominium construction project. This loan was classified as nonaccrual at December 31, 2003. The Company has participated on this construction project with other financial institutions and only has a portion of the total loan. The construction project has experienced substantial cost overruns and the principal borrowers have declared bankruptcy. The participating financial institutions as a group have begun foreclosure procedures in an attempt to remedy the situation. At June 30, 2004, the Company has $243,000 of the allowance for loan and lease losses allocated to this loan.

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------


         The Company also has a nonperforming loan totaling $1.5 million that is secured by a motel. This loan has been classified as nonaccrual since June 30, 2003. The lodging industry has been especially hurt by the aftermath of 9/11 due to the decline in travel. The Company has $500,000 of the allowance for loan and lease losses allocated at June 30, 2004 to this loan. At June 30, 2004, the Company had loans for motels totaling $38.8 million in its loan portfolio that, other than the $1.5 million discussed above, are not considered as nonperforming loans.

         Impaired loans and leases at June 30, 2004 were $19.8 million, increasing from $18.2 million at December 31, 2003. The Company considers a loan or lease impaired if full principal and interest will not be collected under the contractual terms of the note. Nonaccrual loans and leases are considered impaired. Impaired loans and leases are carried at the present value of expected cash flows discounted at the loan's effective interest rate or at the fair value of the collateral, if the loan or lease is collateral dependent. The amount of the allowance for loan and lease losses specifically allocated for impaired loans and leases was $3.9 million at June 30, 2004, increasing from $1.2 million at December 31, 2003.

         Another component of nonperforming assets is other real estate owned, consisting of assets acquired through loan foreclosure and repossession. The fair value of other real estate owned is reviewed by management at least quarterly to help ensure the reasonableness of its carrying value, which is lower of cost or the fair value less estimated selling costs. At June 30, 2004, other real estate owned was $4.9 million, increasing $1.2 million from December 31, 2003 as the Company took title to a local office building used to secure loans to a business that went bankrupt. One major piece of property reported as other real estate owned is carried at the amount of $1,783,000 and was acquired by the Bank of Waukegan through the receipt of a deed in lieu of foreclosure in 1987. The parcel consists of approximately 525,000 square feet of land situated on Lake Michigan in Waukegan, Illinois. During the fourth quarter of 2002, the Bank formed Northern States Community Development Corporation ("NSCDC") as a subsidiary of the Bank. NSCDC assets consist of cash and this parcel of other real estate owned. For purposes of financial reporting NSCDC is consolidated into the Bank's financial statements and this property is carried by the Company as other real estate owned. This subsidiary was formed for the purpose of developing and selling this parcel as part of the City of Waukegan's lakefront development plans. Proposals under discussion for use of this property include the building of a minor league baseball park and condominiums. The Company also has title to two motels, valued together at $1.5 million, that the Company is actively attempting to sell.

NONINTEREST INCOME

         Noninterest income for the three months ended June 30, 2004 was $1,113,000 as compared to $1,086,000 for the three months ended June 30, 2003, an increase of $27,000. Service fees on deposits increased $61,000 during the second quarter of 2004 as a result of a higher number of accounts resulting from the acquisition of First State Bank. Mortgage banking income declined in the second quarter of 2004 by $71,000 compared to the same quarter last year as the level of mortgage banking activity slowed due to an increase in mortgage rates. Other operating income increased during the quarter by $36,000 with much of the increase resulting from the First State Bank acquisition.

         For the six months ended June 30, 2004, noninterest income was $2,179,000 as compared to $2,012,000 for the first half of 2003, an increase of $167,000. The acquisition of First State Bank increased the number of accounts, and service fees on deposits consequently increased $166,000 during the first half of 2004 compared to the same period last year. Trust income increased $59,000 during the six months ended June 30, 2004 compared to the same period of 2003 as the trust area has brought in new customers. The improvement in equity markets also had a positive impact on trust fee income. Increased home mortgage rates caused mortgage banking activity to decrease and mortgage banking income consequently declined $173,000 in the first half of 2004. The First State Bank acquisition helped to increase other

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------

operating income that was $115,000 greater during the six months ended June 30, 2004 compared to the same period last year.

NONINTEREST EXPENSE

         Noninterest expense for the quarter ended June 30, 2004 was $4,075,000, increasing $1,025,000 from the same quarter last year. The Company's efficiency ratio, noninterest expense divided by the sum of net interest income and noninterest income, was 62.39% for the second quarter of 2004 as compared with 55.67% for the same quarter of 2003. Increased noninterest expense due to the purchase of First State Bank primarily affected this ratio. The Company expects that its efficiency ratio will continue to be impacted until the two bank subsidiaries are merged at some point in the future.

         Salary and employee benefits were $436,000 greater during the second quarter of 2004 compared to the same period last year. The acquisition of First State Bank added 38 employees to the staff of the Company adding to salary expense. In January 2004, yearly merit increases occurred, also increasing salary expense compared to 2003.

         Occupancy and equipment expense for the second quarter of 2004 was $151,000 greater than the same quarter of 2003. Two offices were added to the Company from the First State Bank acquisition and the depreciation and utility expenses of these branches account for this increase.

         Data processing expense increased $205,000 during the three months ended June 30, 2004 to $379,000 compared to $174,000 last year. First State Bank uses a separate data processing service bureau than the one used by the Bank of Waukegan. The Company plans to convert First State Bank to the same data processing service bureau during the fourth quarter of 2004. This conversion should reduce some data processing expenses after the conversion takes place. In April 2004, the Bank of Waukegan outsourced its item processing function to accommodate new check clearing technologies required to meet new regulations. Data processing expense increased $49,000 in the second quarter as a result of the implementation of the new item processing technology. The outsourcing of the item processing function is expected to continue to contribute to data processing expense in the future.

         Legal expenses decreased $19,000 during the first quarter of 2004 compared to the same time period last year. Most of the legal fees pertain to litigation involving the nonperforming lease pools. It is expected that similar levels of legal fees will continue in future periods as litigation in this matter, including the costs of responding to the complaint filed by the bankruptcy trustee.

         Purchase accounting for financial institutions requires that an intangible asset be recorded for the acquisition of lower-cost core deposits such as checking, savings and money market accounts. The core deposit valuation for the acquisition of First State Bank was $3.2 million and is being amortized over an estimated life of approximately ten years. During the second quarter of 2004, the related amortization of intangibles was $116,000.

         The Company's other operating expenses during the three months ended June 30, 2004 were $136,000 greater than the same period of 2003. Once again, the acquisition of First State Bank increased these expenses as compared to the prior year.

         For the six months ended June 30, 2004, noninterest expense was $7,852,000, increasing $1,850,000 from the same period last year. Noninterest expense increased during the first half of 2004 primarily due to the acquisition of First State Bank on January 5, 2004 and the addition of two offices and 38 additional employees.

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------

         Salary and employee benefits were $852,000 greater during the first half of 2004 compared to the same period last year for the same reasons discussed earlier. The additional employees from the acquisition of First State Bank added to salary expense as well as annual merit increases.

         The two offices gained by the Company through the First State Bank acquisition caused occupancy and equipment expense to increase $246,000 to $955,000 during the first half of 2004 compared to $709,000 for the first half of 2003.

         Data processing expense increased $389,000 during the six months ended June 30, 2004 compared to the same period last year for the same reasons discussed earlier.

         Legal expenses decreased $234,000 to $349,000 for the first six months of 2004 compared to $583,000 for the same time period last year. Most of the legal fees pertain to litigation involving the nonperforming lease pools as discussed earlier. Legal fees during the first half of 2003 were greater than in 2004 as there were higher initial legal fees in early 2003 related to this litigation.

         The Company's other operating expenses during the six months ended June 30, 2004 were $365,000 greater than during the same period of 2003. The acquisition of First State Bank substantially contributed to the increase in other operating expenses for the first half of 2004 as compared to last year.

 FEDERAL AND STATE INCOME TAXES

         For the three months ended June 30, 2004, the Company had an income tax benefit of $85,000 compared to an income tax expense of $777,000 for the same three months last year. The tax benefit for the second quarter of 2004 resulted from lower pre-tax income and interest earned on the Company's U.S. agency securities portfolio, that had a carrying value of $253.4 million at June 30, 2004, that was not subject to state income taxes.

         For the six months ended June 30, 2004 and 2003, the Company's federal and state income tax expense was $741,000 and $1,569,000, which as a percentage of pre-tax income was 28.0% and 35.2%. The tax rate for the first half of 2004 was lower as pre-tax income declined substantially and a larger percentage of pre-tax income was not taxable for state purposes due to the amount of U.S. agency securities that are carried by the Company.


CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS
----------------------------------------------------------

         The Company has contractual obligations that may not appear on the balance sheet. The largest of these obligations are commitments to make loans or extend credit through stand-by letters of credit. Many of the commitments expire without being used. The following Table 3 presents the Company's significant fixed and determinable contractual obligations as of June 30, 2004, by payment date. The payment amount represents those amounts contractually due to the recipient and do not include any unamortized premiums or discounts or similar carrying amount adjustments. The Company does not have any material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on its financial condition.

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------

                                     TABLE 3

                      NORTHERN STATES FINANCIAL CORPORATION
                CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT
                 LIABILITIES AND OFF-BALANCE SHEET ARRANGEMENTS
                               As of June 30, 2004
                                     ($000s)

                                                                  Greater than
                                                                   1 year and
                                                                  less than or
                                                   One year or     equal to 3     Greater than
                                                       less           years          3 years       Total
                                                   -----------    -------------   -------------   -------
Long-term debt
     Federal Home Loan Bank advance...............          $0             $0         $6,500        $6,500
Other contractual obligations
     Unused commitments to make loans.............      61,477         11,073         27,074        99,624
     Standby letters of credit....................       5,181              0              0         5,181
     Community Reinvestment Act
       investment commitment......................           0              0            774           774
     Data processing contracts....................       1,220            912            480         2,612


                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

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

         Table 4 shows how interest rate shocks of decreasing rates 2% and increasing rates 2% affect the fair value of the Company's financial instruments at June 30, 2004 and December 31, 2003. The computer simulation model used to do the interest rate shocks and calculate the effect on the fair value of the Company's financial instruments takes into consideration maturity and repricing schedules of the various assets and liabilities as well as call provisions on the Company's securities. At June 30, 2004 the fair value of securities available for sale increases $3.3 million when rates are shocked downward 2% while the fair value decreases $13.6 million for a 2% upwards rate shock. The change in fair value of securities is smaller when rates are shocked down because there were call provisions on $188.5 million of the U.S. Government agency securities at June 30, 2004. At June 30, 2004 the fair value of the Company's financial asset instruments was $756.1 million compared to the fair value on the Company's financial asset instruments at December 31, 2003 of $680.1 million. This increase reflects the financial instruments added to the Company through the acquisition of First State Bank on January 5, 2004.

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------

                                     TABLE 4
                      NORTHERN STATES FINANCIAL CORPORATION
               EFFECT OF INTEREST SHOCKS ON FINANCIAL INSTRUMENTS
                    as of June 30, 2004 and December 31, 2003
                                     ($000s)


                                                                   Fair Value at June 30, 2004
                                                          ----------------------------------------------
                                                             Down 2%        Current          Up 2%
                                                          ----------------------------------------------
         Assets
             Cash and cash equivalents                           $41,534        $41,532         $41,530
             Securities available for sale                       284,847        281,541         267,904
             Loans and leases                                    446,530        427,514         409,915
             Federal Home Loan Bank and Federal
                 Reserve Bank stock                                2,080          2,080           2,080
             Accrued interest receivable                           3,409          3,409           3,409

         Financial liabilities:
             Deposits                                           $645,779       $641,386        $637,466
             Securities sold under repurchase agreements
                 and other short-term borrowings                  46,482         46,389          46,296
             Federal funds purchased                              18,000         18,000          18,000
             Federal Home Loan Bank term advance                   6,622          6,244           5,888
             Advances from borrowers for taxes and
                 insurance                                           874            874             874
             Accrued interest payable                              2,238          2,238           2,238


                                                                 Fair Value at December 31, 2003
                                                          ----------------------------------------------
                                                             Down 2%        Current          Up 2%
                                                          ----------------------------------------------
         Assets
             Cash and cash equivalents                           $38,586        $38,584         $38,582
             Securities available for sale                      $284,264       $280,445        $267,427
             Loans and leases                                   $370,694       $355,769        $342,007
             Federal Home Loan Bank stock                         $1,871         $1,871          $1,871
             Accrued interest receivable                          $3,429         $3,429          $3,429

         Financial liabilities:
             Deposits                                           $497,245       $493,555        $490,134
             Securities sold under repurchase agreements
                 and other short-term borrowings                 $83,573        $83,352         $83,132
             Federal funds purchased                             $26,500        $26,500         $26,500
             Federal Home Loan Bank term advance                  $7,001         $6,542          $6,115
             Advances from borrowers for taxes and
                 insurance                                          $535           $535            $535
             Accrued interest payable                             $2,180         $2,180          $2,180

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------


ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

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


PART II. OTHER INFORMATION
--------------------------


ITEM 1.  LEGAL PROCEEDINGS
--------------------------


         On May 5, 2004, the bankruptcy trustee for Commercial Money Center and its affiliate brought suit in the United States Bankruptcy Court Southern District of California (San Diego) against financial institutions owning the various lease pools, including the Company, in an attempt to make the financial institutions unsecured creditors (Adversary Proceeding 04-90139-JH), alleging, among other things, that the Bank of Waukegan failed to timely file Form UCC-1 Financing Statements relating to the acquisition of certain rights associated with individual lease pools and property. The Company believes that it will prevail against the bankruptcy trustee and be found to be a secured creditor.

         At June 30, 2004, the bankruptcy trustee is holding $1.3 million of payments on the Company's lease pools that the Company had previously expected would be paid to the Company by the bankruptcy trustee. The Company is continuing its efforts to collect on these leases from the sureties through litigation. The sureties have asserted certain defenses against having to pay under the surety bonds. No assurance can be given as to the exact amounts that will be ultimately collected from the bankruptcy trustee and the sureties.


ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND
--------------------------------------------------
        ISSUER PURCHASES OF EQUITY SECURITIES
        -------------------------------------

         None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

         None

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------


         The annual meeting of stockholders of Northern States Financial Corporation was held on May 20, 2004 with the stockholders of record at March 18, 2004 voting in person or by proxy, with one vote for each share owned, to elect directors for a one year term each and to ratify Crowe Chizek and Company LLC as independent auditors of the Company for the year ending December 31, 2004. There were 4,305,105 shares of stock as of March 18, 2004 that could be voted. Crowe Chizek and Company LLC was ratified as the Company's independent auditors for the year ending December 31, 2003 by a vote of 3,802,822 for ratification, 5,573 against, and 1,322 abstaining. The following directors were duly elected.

                                       VOTE FOR    VOTES WITHHELD
                                       --------    --------------
    Fred Abdula ..................... 3,791,441        18,276
    Kenneth W. Balza ................ 3,807,879         1,838
    Jack H. Blumberg ................ 3,792,359        17,358
    Frank Furlan .................... 3,807,679         2,038
    Harry S. Gaples ................. 3,802,494         7,223
    James A. Hollensteiner .......... 3,802,499         7,218
    Raymond M. Mota ................. 3,762,129        47,588
    Helen Rumsa ..................... 3,807,241         2,476
    Frank Ryskiewicz ................ 3,807,241         2,476
    Henry G. Tewes .................. 3,807,879         1,838




ITEM 5.  OTHER INFORMATION
--------------------------

                                      None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)      Exhibits.

         Exhibit 3.1 Articles of Incorporation of the Company, as amended to date. (Filed with Company's annual report on Form 10-K for the year ended December 31, 1994 (Commission File 0-19300) and incorporated herein by reference.)

         Exhibit 3.2 By-Laws of the Company, as amended and restated to date. (Filed with Company's quarterly report on Form 10-Q for the quarter ended March 31, 2004 (Commission File 0-19300) and incorporated herein by reference.)

         Exhibit 31.1 Section 302 Certification of Chairman of the Board and President.

         Exhibit 31.2 Section 302 Certification of Vice President and Treasurer.

         Exhibit 32.1 Section 906 Certification.

(b) The following current reports on Form 8-K were filed by the Company with the Securities and Exchange Commission during the quarter ended June 30, 2004:

         (1)      Form 8-K (Item 12) filed with the SEC on April 21, 2004.

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------
                                    FORM 10-Q
                                    ---------
                                  JUNE 30, 2004
                                  -------------




                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized, on this 16th day of August 2004.



NORTHERN STATES FINANCIAL CORPORATION
             (Registrant)





Date:         August 16, 2004              By:      /s/ Fred Abdula
        ---------------------------           ----------------------------------
                                                    Fred Abdula
                                                    Chairman of the Board of
                                                    Directors and President



Date:         August 16, 2004              By:      /s/ Thomas M. Nemeth
        ---------------------------           ----------------------------------
                                                    Thomas M. Nemeth
                                                    Vice President and Treasurer

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------
                                    FORM 10-Q
                                    ---------
                                  JUNE 30, 2004
                                  -------------


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