Form 10-Q
period 2004-09-30
NORTHERN STATES FINANCIAL CORP /DE/
filed 2004-11-09
CIK 744485

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

                For the quarterly period ended September 30, 2004

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


                4,299,105 shares of common stock were outstanding
                             as of November 5, 2004

              NORTHERN STATES FINANCIAL CORPORATION AND SUBSIDIARY
              ----------------------------------------------------
                                    FORM 10-Q
                                    ---------
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004
                    ----------------------------------------
                                      INDEX
                                      -----


PART I.   FINANCIAL INFORMATION

   Item 1.  Financial Statements                                     Page Number

          Report of Independent Registered Public Accounting Firm.........2

          Condensed Consolidated Financial Statements and Notes...........3

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations...........................9

   Item 3.  Quantitative and Qualitative Disclosures
            About Market Risk............................................22

   Item 4.  Controls and Procedures......................................24


PART II.   OTHER INFORMATION

   Item 1.  Legal Proceedings............................................24

   Item 2.  Unregistered Sales of Equity Securities
            and Use of Proceeds..........................................25

   Item 3.  Defaults upon Senior Securities..............................25

   Item 4.  Submission of Matters to a Vote of Security Holders..........26

   Item 5.  Other Information............................................26

   Item 6.  Exhibits.....................................................26

   Signatures............................................................27

EXHIBIT INDEX............................................................28

PART 1. FINANCIAL INFORMATION
-----------------------------

ITEM 1. FINANCIAL STATEMENTS
----------------------------




REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Northern States Financial Corporation
Waukegan, Illinois

         We have reviewed the accompanying interim condensed consolidated balance sheet of NORTHERN STATES FINANCIAL CORPORATION as of September 30, 2004 and the condensed consolidated statements of income for the three month and nine month periods ended September 30, 2004 and 2003 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

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


/s/ Crowe Chizek and Company LLC

Oak Brook, Illinois
November 1, 2004

NORTHERN STATES FINANCIAL CORPORATION
-------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------
September 30, 2004 and December 31, 2003
(In thousands of dollars) (Unaudited)

                                                                  September 30,        December 31,
      Assets                                                          2004                 2003
                                                                  -------------        ------------
Cash and due from banks........................................      $25,880             $18,403
Interest bearing deposits in financial institutions -
    maturities less than 90 days...............................          139                 181
Federal funds sold.............................................       22,669              20,000
                                                                    --------            --------
   Total cash and cash equivalents.............................       48,688              38,584
Securities available for sale..................................      250,518             280,445
Loans and leases...............................................      440,401             358,226
Less: Allowance for loan and lease losses......................       (6,265)             (4,383)
                                                                    --------            --------
   Loans and leases, net.......................................      434,136             353,843
Federal Home Loan Bank and Federal Reserve Bank stock..........        2,108               1,871
Office buildings and equipment, net............................        9,172               5,370
Other real estate owned........................................        4,916               3,766
Goodwill.......................................................        9,717                  85
Other intangible assets........................................        2,898                   0
Accrued interest receivable and other assets...................        5,351               5,655
                                                                    --------            --------
   Total assets................................................     $767,504            $689,619
                                                                    ========            ========
      Liabilities and Stockholders' Equity
Liabilities
Deposits
   Demand - noninterest bearing................................      $62,844             $52,398
   Interest bearing............................................      575,892             440,734
                                                                    --------            --------
      Total deposits...........................................      638,736             493,132
Securities sold under repurchase agreements....................       40,958              83,367
Federal funds purchased........................................            0              26,500
Federal Home Loan Bank advance.................................        6,500               6,500
Advances from borrowers for taxes and insurance................          531                 535
Accrued interest payable and other liabilities.................        5,259               4,256
                                                                    --------            --------
      Total liabilities........................................      691,984             614,290

Stockholders' Equity
Common stock...................................................        1,789               1,789
Additional paid-in capital.....................................       11,584              11,584
Retained earnings..............................................       67,757              66,833
Accumulated other comprehensive (loss).........................       (1,060)               (489)
Treasury stock, at cost........................................       (4,550)             (4,388)
                                                                    --------            --------
   Total stockholders' equity..................................       75,520              75,329
                                                                    --------            --------
      Total liabilities and stockholders' equity...............     $767,504            $689,619
                                                                    ========            ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
-------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
-------------------------------------------
Three and nine months ended September 30, 2004 and 2003
(In thousands of dollars, except per share data) (Unaudited)

                                                                       Three months ended                 Nine months ended
                                                                  September 30,    September 30,    September 30,    September 30,
                                                                       2004             2003             2004             2003
                                                                  -------------    -------------    -------------    -------------
Interest income
   Loans (including fee income)................................       $6,014           $4,830           $17,393          $15,176
   Securities
     Taxable...................................................        2,074            1,568             5,904            4,969
     Exempt from federal income tax............................           95               73               288              240
   Federal funds sold and other................................           76               16               244               52
                                                                      ------           ------           -------          -------
       Total interest income...................................        8,259            6,487            23,829           20,437
                                                                      ------           ------           -------          -------
Interest expense
   Time deposits...............................................        1,876            1,388             5,254            4,797
   Other deposits..............................................          405              290             1,169            1,020
   Repurchase agreements, federal funds purchased
     and Federal Home Loan Bank advances.......................          218              463               779            1,551
                                                                      ------           ------           -------          -------
       Total interest expense..................................        2,499            2,141             7,202            7,368
                                                                      ------           ------           -------          -------
Net interest income............................................        5,760            4,346            16,627           13,069
Provision for loan and lease losses............................          500              150             3,050              430
                                                                      ------           ------           -------          -------
Net interest income after provision for
   loan and lease losses.......................................        5,260            4,196            13,577           12,639
                                                                      ------           ------           -------          -------
Noninterest income
   Service fees on deposits....................................          660              566             1,910            1,650
   Trust income................................................          158              199               548              530
   Mortgage banking income.....................................           67               50               131              287
   Other operating income......................................          275              218               750              578
                                                                      ------           ------           -------          -------
       Total noninterest income................................        1,160            1,033             3,339            3,045
                                                                      ------           ------           -------          -------
Noninterest expense
   Salaries and employee benefits..............................        2,158            1,669             6,415            5,074
   Occupancy and equipment, net................................          507              354             1,462            1,063
   Data processing.............................................          387              166             1,083              473
   Legal.......................................................          364              285               713              868
   Amortization of intangible assets...........................          116                0               348                0
   Other operating expenses....................................          862              686             2,225            1,684
                                                                      ------           ------           -------          -------
       Total noninterest expense...............................        4,394            3,160            12,246            9,162
                                                                      ------           ------           -------          -------
Income before income taxes.....................................        2,026            2,069             4,670            6,522
Income tax expense.............................................          637              709             1,378            2,278
                                                                      ------           ------           -------          -------
Net income.....................................................       $1,389           $1,360            $3,292           $4,244
                                                                      ======           ======            ======           ======


Basic and diluted earnings per share...........................        $0.32            $0.32             $0.76            $0.99

Comprehensive income ..........................................       $3,528             $261            $2,721           $3,178

                  The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
-------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------
Nine months ended September 30, 2004 and 2003
(In thousands of dollars)
(Unaudited)

                                                                                   Nine months ended
                                                                            September 30,    September 30,
                                                                                 2004             2003
                                                                            -------------    -------------
Cash flows from operating activities
   Net income............................................................        $3,292           $4,244
   Adjustments to reconcile net income to net cash from
   operating activities:
      Depreciation.......................................................           432              285
      Amortization of other intangible assets............................           348                0
      Net gains on sales of other real estate owned......................             0              (29)
      Federal Home Loan Bank stock dividends.............................           (87)            (105)
      Provision for loan and lease losses................................         3,050              430
      Deferred loan fees.................................................            14              114
      Proceeds from sale of loans........................................         1,751                0
      Loans originated for sale..........................................        (1,424)               0
      Net change in accrued interest receivable and other assets.........         1,160             (626)
      Net change in accrued interest payable and other liabilities.......          (428)          (1,167)
                                                                                -------          -------
         Net cash from operating activities..............................         8,108            3,146
                                                                                -------          -------
Cash flows from investing activities
   Acquisition of subsidiary, net of cash equivalents received...........          (366)               0
   Proceeds from maturities and calls of securities available for sale...       431,796          967,284
   Purchases of securities available for sale............................      (388,980)        (980,828)
   Proceeds from sales of other real estate owned........................           175              535
   Change in loans made to customers.....................................       (14,420)          (2,385)
   Property and equipment expenditures...................................          (324)            (260)
                                                                                -------          -------
         Net cash from investing activities..............................        27,881          (15,654)
                                                                                -------          -------
Cash flows from financing activities
   Net increase (decrease) in:
      Deposits...........................................................        45,798           16,120
      Securities sold under repurchase agreements
         and federal funds purchased.....................................       (68,909)         (19,144)
      Advances from borrowers for taxes and insurance....................          (244)            (192)
   Purchases of treasury stock...........................................          (162)            (285)
   Dividends paid........................................................        (2,368)          (2,325)
                                                                                -------          -------
         Net cash from financing activities..............................       (25,885)          (5,826)
                                                                                -------          -------
Net change in cash and cash equivalents..................................        10,104          (18,334)
Cash and cash equivalents at beginning of period.........................        38,584           37,578
                                                                                -------          -------
Cash and cash equivalents at end of period...............................       $48,688          $19,244
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

                               September 30, 2004

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

         The interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes (or "notes thereto") of the Company for the years ended December 31, 2003 and 2002. The results of operations for the three and nine month periods ended September 30, 2004, are not necessarily indicative of the results to be expected for the full year.

         Net income was utilized to calculate both basic and diluted earnings per share for all periods presented. Information regarding weighted average shares utilized in computing basic and diluted earnings per share follows. It should be noted that all stock options were exercised in early 2002 and there have since been none outstanding.

                                            Three months ended         Nine months ended
                                          Sept. 30,    Sept. 30,    Sept. 30,    Sept. 30,
                                             2004         2003         2004         2003
                                          ---------    ---------    ---------    ---------
Average outstanding common shares.....    4,301,322    4,305,105    4,303,835    4,306,131
Effect of stock options...............            0            0            0            0
                                          ---------    ---------    ---------    ---------
Average outstanding shares for
   diluted earnings per share.........    4,301,322    4,305,105    4,303,835    4,306,131
                                          =========    =========    =========    =========


         On April 17, 2002, the Company announced that its Board of Directors had approved a stock repurchase program that allows the Company to purchase up to 200,000 shares of Northern States Financial Corporation stock either in open market or private transactions. On February 19, 2003, the Company announced that its Board of Directors had approved an additional repurchase program to purchase 200,000 additional shares of its stock. During the three months ended September 30, 2004 the Company repurchased 6,000 shares of stock for $162. At September 30, 2004, the Company had a total of 173,150 shares of treasury stock that it purchased under these programs. Treasury stock is carried at cost.

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                               September 30, 2004

         (Dollar amounts in thousands, except share and per share data)

                                   (Unaudited)


         Information related to common stock was as follows:

                                     September 30,    December 31,
                                         2004             2003
                                     -------------    ------------
Par value per share............            $0.40            $0.40
Authorized shares..............        6,500,000        6,500,000
Issued shares..................        4,472,255        4,472,255
Treasury shares................          173,150          167,150
Outstanding shares.............        4,299,105        4,305,105


Note 2 - Acquisition

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

                                        January 5, 2004
                                        ---------------

Cash and cash equivalents                   $21,042
Securities available for sale                13,810
Loans                                        70,589
Federal Reserve Bank stock                      150
Office buildings and equipment                3,910
Other assets                                  1,165
Intangible assets                             3,246
Goodwill                                      9,632
                                            -------
   Total assets acquired                    123,544

Deposits                                     99,806
Other liabilities                             2,330
                                            -------
   Total liabilities acquired               102,136
                                            -------
      Net assets acquired                   $21,408
                                            =======

         The acquired intangible asset was assigned to core deposits and will be amortized over 10 years.

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                               September 30, 2004

         (Dollar amounts in thousands, except share and per share data)

                                   (Unaudited)


         Unaudited proforma, consolidated results of operation for the three and nine months ended September 30, 2003 as though First State Bank had been acquired as of January 1, 2003 are presented below.

                                          Three months     Nine months
                                              ended           ended
                                          September 30,   September 30,
                                               2003           2003
                                          -------------   -------------

Net interest income                          $5,228          $16,101
Net income                                    1,469            4,831
Basic and diluted earnings per share           0.34             1.12

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------------------------------------------------------------------
AND RESULTS OF OPERATIONS
-------------------------


         The following discussion focuses on the consolidated financial condition of Northern States Financial Corporation (the "Company") at September 30, 2004 and the consolidated results of operations for the three and nine month periods ended September 30, 2004, compared with the same period of 2003. The purpose of this discussion is to provide a better understanding of the condensed consolidated financial statements of Northern States Financial Corporation and the operations of its wholly owned subsidiaries, Bank of Waukegan (the "Bank") and First State Bank of Round Lake ("First State Bank") and the Bank's wholly owned subsidiary, Northern States Community Development Corporation ("NSCDC"). This discussion should be read in conjunction with the interim condensed consolidated unaudited financial statements and notes thereto included herein.

         Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "plan," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. The Company cautions readers of this report that a number of important factors could cause the Company's actual results subsequent to September 30, 2004 to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company and its subsidiaries include, but are not limited to, difficulties in integrating the acquired operations of First State Bank, changes from the estimated purchase accounting adjustments relating to the acquisition of Round Lake Bankcorp, Inc., difficulties in achieving anticipated cost savings related to the operation of the acquired banking offices, the potential for further deterioration in the credit quality of the Company's loan and lease portfolio, uncertainty regarding the Company's ability to ultimately recover on the surety bonds and cash held by the bankruptcy trustee relating to the equipment lease pools currently on nonaccrual status, unanticipated changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the Company's loan or securities portfolios, deposit flows, competition, demand for loan products and financial services in the Company's market area, and changes in accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements.

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            ------------------------


OVERVIEW
--------

         At September 30, 2004, assets reached $767.5 million compared with $689.6 million at December 31, 2003. Loans and leases totaled a record $440.4 million at September 30, 2004, a record level. Deposits, at September 30, 2004, totaled $638.7 million. The growth is primarily attributable to the acquisition of First State Bank that added $134.1 million in assets, $70.4 million in loans and $109.7 million in deposits to the Company at September 30, 2004. Book value per share increased to $17.57 per share from $17.50 per share at December 31, 2003. The Company recorded $12.9 million of goodwill and other intangible assets resulting from the acquisition of First State Bank in the first quarter of 2004.

         Earnings increased $29,000 during the third quarter of 2004 and were $.32 per share (diluted), or $1,389,000 as compared with $.32 per share (diluted), or $1,360,000 for the third quarter of 2003, increasing 2.1%. Net interest income increased $1,414,000 during the quarter ended September 30, 2004 compared with the same quarter last year in part from the acquisition of First State Bank and due to increases to a 75 basis point increase to the prime lending rate since June 30, 2004 as over half of the Company's loan portfolio is variable with rates tied to the prime lending rate.

         Net income for the nine months ended September 30, 2004 was $3,292,000, or $.76 per share (diluted), compared with $4,244,000, or $.99 per share (diluted), for the same period last year. The decrease in earnings during the nine months ended September 30, 2004 is primarily attributable to increases in the provision for loan and lease losses. The provision for loan and lease losses for the nine months ended September 30, 2004 was $3,050,000 compared to $430,000 for the same period last year. Much of this additional provision was allocated to $11.3 million in nonaccrual lease pools. (See "Asset Quality and the Provision for Loan Losses" and "Legal Proceedings".)

         It is expected that the provision for loan losses will continue to be greater in 2004 if nonperforming loans and leases remain at current levels or increase. At September 30, 2004, nonperforming loans and leases totaled $19,794,000 as compared to $19,650,000 at December 31, 2003.

         Noninterest income increased $127,000 during the third quarter of 2004 as compared with the same quarter of 2003. The majority of the increase resulted from growth in the number of accounts due to the acquisition of First State Bank with service fee income on deposits increasing $94,000 as a result.

         Noninterest expense increased $1,234,000 during the three months ended September 30, 2004 as compared with the same quarter of 2003, mostly attributable to the acquisition of First State Bank. The acquisition added 36 additional employees and two branch offices. Data processing expense also increased during the quarter as First State Bank used a separate data processing service bureau than the Bank. During the fourth quarter of 2004, First State Bank is converting to the same data processing service bureau as the Bank and it is expected that data processing expenses will be reduced approximately $40,000 a quarter in future periods.

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            ------------------------


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

         Management analyzes the adequacy of the allowance for loan and lease losses at least quarterly. Loans and leases judged to be impaired, with probable incurred loss exposure, that are no longer accruing interest, and historical net loss percentages are reviewed in the analysis of the allowance for loan and lease losses. Factors considered in assessing the adequacy of the allowance include: changes in the type and volume of the loan and lease portfolio; review of the larger credits within the subsidiary banks; historical loss experience; current economic trends and conditions; review of the present value of expected cash flows or fair value of collateral on impaired loans and leases; portfolio growth; and other factors management deems appropriate. Based on management's analysis, the allowance for loan and lease losses at September 30, 2004 is adequate to cover probable incurred credit losses.

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

         Management specifically analyzes its nonperforming loans for probable losses. The change in the volume of nonperforming loans may significantly impact the amount of estimated losses specifically allocated to these loans depending on the adequacy of the loan collateral and the borrowers' ability to repay the loans. As specific allocations are done on a loan-by-loan basis, the amount of the specific allocation is more likely subject to fluctuation than an allocation for a pool of loans based on historical loss trends. The specific allocation on the $11.3 million of nonaccrual lease pools was increased during the second quarter of 2004. At September 30, 2004, $3.0 million is specifically allocated to these lease pools. The amount of the allocations on nonperforming loans may fluctuate in future periods due to changes in conditions of underlying collateral and changes in the borrowers' ability to repay.

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            ------------------------


FINANCIAL CONDITION
-------------------

         The Company's consolidated total assets were $767.5 million at September 30, 2004, increasing $77.9 million from $689.6 million at December 31, 2003. Loans and leases, at September 30, 2004, increased $82.2 million and totaled $440.4 million as compared with $358.2 million at December 31, 2003. Deposits increased $145.6 million to $638.7 million at September 30, 2004 as compared to $493.1 million at December 31, 2003. These increases were primarily the result of the First State Bank acquisition on January 5, 2004. First State Bank added $134.1 million in assets, $70.4 million in loans and $109.7 million in deposits at September 30, 2004. The Company carried $12.6 million of goodwill and other intangible assets at September 30, 2004 as a result of the acquisition.

         The Company's federal funds sold at September 30, 2004 increased $2.7 million to $22.7 million compared with $20.0 million at December 31, 2003. The Company's federal funds sold position increased as securities available for sale declined $29.9 million from year-end to $250.5 million at September 30, 2004. The fair value of securities at September 30, 2004 was $250.5 million, of which $203.6 million were pledged to secure repurchase agreements and public deposits. At September 30, 2004, the Company held $162.9 million in U.S. Government agency securities with call options.

         Loans and leases increased to $440.4 million at September 30, 2004 compared with $358.2 million at December 31, 2003. The acquisition of First State Bank accounted for much of the $82.2 million growth in the loan portfolio from year-end. The cash flow statement shows that the net cash outflows for loans and leases made to customers came to $14.4 million during the nine months ended September 30, 2004. Loan commitments have increased $14.9 million to $101.8 million at September 30, 2004 compared with $86.9 million at December 31, 2003, with $8.4 million of the increase attributable to the First State Bank acquisition. Borrowers have not been drawing on their credit lines due to uncertainties as to future interest rates and fuel prices.

         At September 30, 2004, loans to related parties totaled $3.7 million, decreasing $895,000 from December 31, 2003. Loan commitments to related parties were $1,299,000 at September 30, 2004.

         During the first nine months of 2004, deposits increased by $145.6 million to $638.7 million at September 30, 2004 from $493.1 million at December 31, 2003. A majority of the growth in deposits is attributable to the acquired First State Bank that had $109.7 million in deposits at September 30, 2004, of which $69.6 million were in core deposits consisting of checking, NOW, money market and savings accounts. Additional growth in deposits came from brokered time deposits that increased $46.7 million to $95.6 million at September 30, 2004 compared with $48.9 million at December 31, 2003. Brokered time deposits of $19.1 million at September 30, 2004 have remaining maturities of greater than one year. Brokered time deposits in denominations of $100,000 or more totaled $72.0 million at September 30, 2004. At September 30, 2004, deposits from related parties totaled $13.0 million.

         Securities sold under repurchase agreements decreased by $42.4 million to $41.0 million at September 30, 2004 from $83.4 million at December 31, 2003. Securities sold under repurchase agreements are offered through either an overnight repurchase agreement product or a term product with maturities from 7 days to one year. The decrease in repurchase agreements was mainly from the term product as purchasers of the term product retained their funds for other business purposes or found higher yielding financial instruments. At September 30, 2004, securities sold under repurchase agreements to related parties totaled $8.5 million. Borrowings from the Federal Home Loan Bank through term advances remained at $6.5 million during the first nine months of 2004.

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            ------------------------


         Included in other liabilities at September 30, 2004 is $400,000 related to estimated environmental clean-up expenses, an obligation that was assumed by the Company in the First State Bank acquisition. The Company intends to seek reimbursement of these expenses from the State of Illinois that has a fund for this type of cleanup. However, there can be no assurance that the Company will be successful in obtaining any such reimbursement.

CAPITAL
-------

         Total stockholders' equity increased $191,000 to $75.5 million during the nine months ended September 30, 2004. The increase is the result of net income of $3.3 million, less the adjustment to the market value of securities available for sale, net of deferred tax, of $571,0000, less the cash dividends paid to stockholders of $.55 per share on June 1, 2004 that amounted to $2.4 million. During the quarter ended September 30, 2004, the Company repurchased 6,000 shares for $162,000 that is carried at cost as treasury stock. The Company has stock repurchase programs that allow the Company to purchase additional 226,850 shares as treasury stock. Book value per share was $17.57 at September 30, 2004 as compared to $17.50 at December 31, 2003.

         The Company's tier 1 capital to average assets ratio at September 30, 2004 was 8.32% and the total capital to assets ratio, on a risk adjusted basis, amounted to 12.92%. These ratios exceed the minimum required to be considered "well capitalized" under Federal Reserve regulations, which minimums are 5.00% and 10.00%, respectively. The impact of $12.6 million in goodwill and other intangible assets at September 30, 2004, associated from the First State Bank transaction caused the tier 1 capital to average assets and total capital to risk adjusted assets ratios to decline from December 31, 2003, when they had been 11.92% and 17.67%, respectively. Goodwill and other intangible assets must be deducted from capital when determining capital for regulatory purposes.

LIQUIDITY
---------

         Liquidity management involves the ability to meet the cash flow requirements of customers. The Company needs to have proper cash flow to meet the requirements of depositors wanting to withdraw funds. Federal funds sold, interest bearing deposits in banks and available for sale securities, particularly those of shorter maturities, are principal sources of liquidity. Federal funds sold at September 30, 2004 were $22.7 million. The Company sells excess funds overnight to money center banks. The Company classifies all of its securities as available for sale, which increases the Company's flexibility in that the Company can sell any of its unpledged securities to meet liquidity requirements. Securities available for sale had a carrying value of $250.5 million at September 30, 2004, of which $203.6 million were pledged to secure public deposits and repurchase agreements.

         Other sources of liquidity available to the Company for funds are deposits and borrowings. The Company has used brokered deposits for liquidity and at September 30, 2004 had $95.6 million in brokered time deposits. To help ensure the ability to meet its funding needs, including any unexpected strain on liquidity, the Company has arrangements that allow it to purchase $25.0 million in federal funds from an independent bank. At September 30, 2004 the Company had no purchases of federal funds compared with $26.5 million at December 31, 2004.

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            ------------------------


RESULTS OF OPERATIONS
---------------------

NET INCOME

         Consolidated net income for the quarter ended September 30, 2004 was $1,389,000 increasing $29,000 compared with net income of $1,360,000 for the same quarter the previous year. The annualized return on average assets was .71% for the quarter, a decrease from .86% for the same quarter the previous year. For the nine months ended September 30, 2004 consolidated net income was $3,292,000 compared to $4,244,000 for the same period last year. The annualized return on average assets for the first nine months of 2004 was .56%, decreasing from .90% for the same period of 2003. The decline in net income for the nine months ended September 30, 2004 is primarily the result of increases to the provision for loan and lease losses and increased noninterest expense due to the acquisition of First State Bank.


NET INTEREST INCOME

         Net interest income, the difference between interest income on earning assets and interest expense on interest bearing liabilities, increased $1,414,000 or 32.5% to $5,760,000 during the three months ended September 30, 2004 compared with $4,346,000 for the same period of 2003.

         A positive factor that helped to increase net interest income for the three months ended September 30, 2004 was the acquisition of First State Bank on January 5, 2004. During the quarter ended September 30, 2004, First State Bank added $1,018,000 to net interest income on a fully tax equivalent basis. First State Bank's net interest income is attributable to its low cost interest bearing core deposits that averaged $57.2 million during the quarter.

         Net interest income for the three months ended September 30, 2004 increased as yields on earning assets improved while rates on deposits and borrowings declined. Table 1 shows that the yield on interest earning assets increased 22 basis points to 4.53% during the third quarter of 2004 from 4.31% during the same quarter last year. General interest rates during the quarter ended September 30, 2004 increased as evidenced by the prime lending rate that increased 75 basis points since June 30, 2004, positively affecting yields on earning assets. The rates on interest bearing liabilities decreased 14 basis points during the third quarter of 2004 to 1.57% as compared with 1.71% during the third quarter of 2003. During the third quarter of 2004, the Company did not increase the rates paid on interest bearing liabilities until the end of the quarter when it increased interest rates paid on many of its time deposit products by 40 basis points. This increase in time deposit rates at the end of the third quarter of 2004 is expected to slow the growth of net interest income in future quarters.

         Net interest income for the nine months ended September 30, 2004 increased $3,558,000 compared to the same period of 2003 as rates paid on deposits and borrowings declined to a greater extent than the yields earned on interest earning assets. Table 2 shows that the yield on interest earning assets declined 18 basis points during the first nine months of 2004 compared with the same period of 2003, while rates on interest bearing liabilities decreased to a greater extent, declining 46 basis points in 2004. First State Bank added $3,004,000 on a fully tax equivalent basis to net interest income during the three quarters ended September 30, 2004, due to the influx of lower cost core deposits that contributed to the Company's lower average rates on interest bearing liabilities.

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            ------------------------


                                     TABLE 1

                      NORTHERN STATES FINANCIAL CORPORATION
              ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES
  For the Three Months Ended September 30, 2004 and 2003 - Rates are Annualized
                                    ($ 000s)

                                                        2004                        2003
                                              -------------------------   -------------------------
                                              Average                     Average
                                              Balance   Interest   Rate   Balance   Interest   Rate
                                              -------   --------   ----   -------   --------   ----
Assets
   Loans (1)(2)(3)                            $440,527   $6,037    5.48%  $352,062   $4,840    5.50%
   Taxable securities (4)                      258,614    2,074    3.16%   241,143    1,568    2.60%
   Tax advantaged securities (2)(4)             11,303      144    5.11%     7,857      110    5.79%
   Federal funds sold                           21,514       76    1.41%     6,356       16    1.01%
                                              --------   ------    ----   --------   ------    ----

      Interest earning assets (4)              731,958    8,331    4.53%   607,418    6,534    4.31%
   Noninterest earning assets                   49,501                      23,899
                                              --------                    --------

      Average assets                          $781,459                    $631,317
                                              ========                    ========


Liabilities and stockholders' equity
   NOW deposits                                $65,433      $92    0.56%   $47,719      $70    0.59%
   Money market deposits                        65,607      157    0.96%    51,997      116    0.89%
   Savings deposits                             83,544      156    0.75%    52,659      104    0.79%
   Time deposits                               371,084    1,876    2.02%   246,687    1,388    2.25%
   Other borrowings                             52,929      218    1.65%   101,035      463    1.83%
                                              --------   ------    ----   --------   ------    ----


      Total interest bearing liabilities       638,597    2,499    1.57%   500,097    2,141    1.71%
                                                         ------    ----              ------    ----
   Demand deposits                              63,199                      49,954
   Other noninterest bearing liabilities         5,634                       4,874
   Stockholders' equity                         74,029                      76,392
                                              --------                    --------

     Average liabilities and
       Stockholders' equity                   $781,459                    $631,317
                                              ========                    ========


    Net interest income                                  $5,832                      $4,393
                                                         ======                      ======


    Net yield on interest
       Earning assets (4)                                          3.17%                       2.89%
                                                                   ====                        ====


    Interest-bearing liabilities
       to earning assets ratio                                    87.25%                      82.33%
                                                                  =====                       =====

(1) - Interest income on loans includes loan origination fees of
      $170 and $91 for the three months ended September 30, 2004 and 2003.
(2) - Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34% rate.
(3) - Non-accrual loans are included in average loans.
(4) - Rate information was calculated on the average amortized cost for securities.
         The three months ended September 30, 2004 and 2003 average balance
         Information includes an average unrealized gain (loss) for taxable securities of
         ($3,539) and $181 and for tax-advantaged securities of $28 and $258.

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            ------------------------


                                     TABLE 2

                      NORTHERN STATES FINANCIAL CORPORATION
              ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES
  For the Nine Months Ended September 30, 2004 and 2003 - Rates are Annualized
                                    ($ 000s)

                                                        2004                        2003
                                              -------------------------   -------------------------
                                              Average                     Average
                                              Balance   Interest   Rate   Balance   Interest   Rate
                                              -------   --------   ----   -------   --------   ----
Assets
   Loans (1)(2)(3)                            $434,633   $17,466   5.36%  $354,864   $15,207   5.71%
   Taxable securities (4)                      260,788     5,904   3.00%   239,753     4,969   2.78%
   Tax advantaged securities (2)(4)             11,263       436   5.22%     8,103       363   6.18%
   Federal funds sold                           30,608       244   1.06%     6,178        52   1.12%
                                              --------   -------   ----   --------   -------   ----

      Interest earning assets (4)              737,292    24,050   4.34%   608,898    20,591   4.52%
   Noninterest earning assets                   48,079                      22,709
                                              --------                    --------

      Average assets                          $785,371                    $631,607
                                              ========                    ========


Liabilities and stockholders' equity
   NOW deposits                                $64,141      $266   0.55%   $49,361      $235   0.63%
   Money market deposits                        66,525       442   0.89%    50,291       434   1.15%
   Savings deposits                             83,402       461   0.74%    51,073       351   0.92%
   Time deposits                               360,770     5,254   1.94%   248,487     4,797   2.57%
   Other borrowings                             66,209       779   1.57%   102,095     1,551   2.03%
                                              --------   -------   ----   --------   -------   ----

      Total interest bearing liabilities       641,047     7,202   1.50%   501,307     7,368   1.96%
                                                         -------   ----              -------   ----
   Demand deposits                              62,491                      47,986
   Other noninterest bearing liabilities         6,420                       5,616
   Stockholders' equity                         75,413                      76,698
                                              --------                    --------

     Average liabilities and
       stockholders' equity                   $785,371                    $631,607
                                              ========                    ========


    Net interest income                                  $16,848                     $13,223
                                                         =======                     =======


    Net yield on interest
       earning assets (4)                                          3.04%                       2.90%
                                                                   ====                        ====


    Interest-bearing liabilities
       to earning assets ratio                                    86.95%                      82.33%
                                                                  =====                       =====


(1) - Interest income on loans includes loan origination and other fees of $436 and $306 for the nine months ended September 30, 2004 and 2003.
(2) - Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34% rate.
(3) - Non-accrual loans are included in average loans.
(4) - Rate information was calculated on the average amortized cost for securities.
          The nine months ended September 30, 2004 and 2003 average balance
          Information includes an average unrealized gain (loss) for taxable securities of
          ($1,961) and $1,279 and for tax-advantaged securities of $124 and $276.

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            ------------------------


ASSET QUALITY AND THE PROVISION FOR LOAN AND LEASE LOSSES

         Management, with the concurrence of the Board of Directors, after carefully reviewing the adequacy of the allowance for loan and lease losses and the levels of nonperforming and impaired loans and leases, found that a $500,000 provision for loan and lease losses was necessary for the three months ended September 30, 2004 compared with $150,000 for the same period of 2003. Deterioration in the credit quality of loans at the Bank was the reason for the increased provision during the third quarter of 2004. For the nine months ended September 30, 2004, the provision for loan and lease losses was $3,050,000 compared with $430,000 for the nine months ended September 30, 2003. A majority of the increased provision for loan and lease losses during 2004 resulted from the need to allocate a greater amount of the allowance to nonperforming lease pools totaling $11.3 million that were placed on nonaccrual status at June 30, 2002. At September 30, 2004, the Company had $3.0 million of its allowance for loan and lease losses allocated to these lease pools.

         The $11.3 million in lease pools were purchased in late 2000 and 2001 from Commercial Money Center, a now bankrupt equipment leasing company, and are secured by equipment and carry surety bonds that were designed to provide protection against losses from defaults on these lease pools. The sureties are Illinois Union Insurance Company, a wholly owned subsidiary of Ace Limited Insurance Company, and RLI Insurance Company.

         The Company is continuing its efforts to collect on these leases from the sureties through litigation. The sureties have asserted certain defenses against having to pay under the surety bonds. No assurance can be given as to the exact amounts that will be ultimately collected from the bankruptcy trustee and the sureties.

         Since the beginning of the bankruptcy, payments by the underlying obligors on the lease pools have been held by the lease servicer at the direction of the bankruptcy trustee. The Company's portion of these held payments at September 30, 2004 is $1.4 million. In the second quarter of 2004, the bankruptcy trustee brought suit against financial institutions that had participated in the various lease pools, including the Company, alleging that the position of the Company and the other participants in the lease pools should be no better than that of unsecured creditors. In September 2004, the bankruptcy judge directed all parties to engage in mediation, which occurred later that month. The parties are now attempting to negotiate a settlement based on the mediation. A final resolution of these matters is expected either in the fourth quarter of 2004 or in the first quarter of 2005.

         At September 30, 2004, the allowance for loan and lease losses was $6,265,000 or 1.42% of loans and leases as compared with $4,383,000 or 1.22% of total loans and leases at December 31, 2003. The acquisition of First State Bank on January 5, 2004 included an allowance for loan and lease losses of $805,000. During the first nine months of 2004, $1,996,000 in loans were charged off against the allowance compared with $509,000 during the same period last year. Of the $1,996,000 charged off during the first nine months of 2004, the Company had specific loss allocations of $1,765,000 at December 31, 2003. There were $23,000 in recoveries of loans previously charged off during the first nine months of 2004 compared with $163,000 in recoveries during the same period in 2003.

         Nonperforming loans and leases, which include loans and leases on nonaccrual status in addition to loans and leases 90 days or more past due and in the process of collection, were $19.8 million at September 30, 2004 or 4.50% of total loans and leases. Included as part of the $19.8 million of nonperforming loans at September 30, 2004 were $19.3 million in loans and leases classified as nonaccrual and $477,000 in loans and leases 90 days past due and in the process of collection. Nonperforming loan and leases at December 31, 2003 totaled $19.7 million and were 5.49% of total loans and leases.

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            ------------------------


         In addition to the $11.3 million in lease pools that are nonperforming, the Company is carrying a $4.3 million loan on nonaccrual status that is for a 90-unit condominium construction project. This loan was classified as nonaccrual at December 31, 2003. The Company has participated on this construction project with other financial institutions and only has a portion of the total loan. The construction project has experienced substantial cost overruns and the principal borrowers have declared bankruptcy. The participating financial institutions as a group have begun foreclosure procedures in an attempt to remedy the situation. At September 30, 2004, the Company has $289,000 of the allowance for loan and lease losses allocated to this loan.

         The Company also has a nonperforming loan totaling $1.5 million that is secured by a motel. This loan has been classified as nonaccrual since June 30, 2003. The lodging industry has been especially hurt by the aftermath of 9/11 due to the decline in travel. The Company has $500,000 of the allowance for loan and lease losses allocated at September 30, 2004 to this loan. At September 30, 2004, the Company had loans secured by motels totaling $40.7 million.

         Impaired loans and leases at September 30, 2004 were $19.3 million, increasing from $18.2 million at December 31, 2003. The Company considers a loan or lease impaired if full principal and interest will not be collected under the contractual terms of the note. Nonaccrual loans and leases are considered impaired. Impaired loans and leases are carried at the present value of expected cash flows discounted at the loan's effective interest rate or at the fair value of the collateral, if the loan or lease is collateral dependent. The amount of the allowance for loan and lease losses specifically allocated for impaired loans and leases was $4.0 million at September 30, 2004, increasing from $1.2 million at December 31, 2003.

         Another component of nonperforming assets is other real estate owned, consisting of assets acquired through loan foreclosure and repossession. The fair value of other real estate owned is reviewed by management at least quarterly to help ensure the reasonableness of its carrying value, which is lower of cost or the fair value less estimated selling costs. During the quarter ended September 30, 2004, a property was transferred into other real estate for $175,000 and was sold for the same amount by the end of the quarter. At September 30, 2004, other real estate owned was $4.9 million, increasing $1.2 million from December 31, 2003 as the Company took title to a local office building used to secure loans to a business that went bankrupt. One major piece of property reported as other real estate owned is carried at the amount of $1,783,000 and was acquired by the Bank of Waukegan through the receipt of a deed in lieu of foreclosure in 1987. The parcel consists of approximately 525,000 square feet of land situated on Lake Michigan in Waukegan, Illinois. During the fourth quarter of 2002, the Bank formed Northern States Community Development Corporation ("NSCDC") as a subsidiary of the Bank. NSCDC assets consist of cash and this parcel of other real estate owned. For purposes of financial reporting, NSCDC is consolidated into the Bank's financial statements and the Company carries this property as other real estate owned. This subsidiary was formed for the purpose of developing and selling this parcel as part of the City of Waukegan's lakefront development plans. Proposals under discussion for use of this property include the building of a minor league baseball park and condominiums. The Company also has title to two motels, valued together at $1.5 million, that the Company is actively attempting to sell.

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            ------------------------


NONINTEREST INCOME

         Noninterest income for the three months ended September 30, 2004 was $1,160,000 as compared with $1,033,000 for the three months ended September 30, 2003, an increase of $127,000. Service fees on deposits increased $94,000 during the third quarter of 2004 as a result of a higher number of accounts resulting from the acquisition of First State Bank. Mortgage banking income increased in the third quarter of 2004 by $17,000 compared with the same quarter last year. Although mortgage refinancing has slowed as mortgage rates have increased, the local real estate market remains strong and much of the mortgage banking activity during the third quarter of 2004 was for home purchases. It is expected that interest rates will continue to rise and mortgage banking income will decrease in future quarters. Trust income declined $41,000 during the three-month period ended September 30, 2004 compared to the same period last year as the result of one-time trust fees that were collected in the third quarter of 2003. Other operating income increased during the quarter by $57,000 with much of the increase resulting from the First State Bank acquisition. It is expected that fourth quarter 2004 noninterest income will be greater than fourth quarter 2003's due to the First State Bank acquisition.

         For the nine months ended September 30, 2004, noninterest income was $3,339,000 as compared with $3,045,000 for the same period of 2003, an increase of $294,000. The acquisition of First State Bank increased the number of accounts, and service fees on deposits consequently increased $260,000 during the first nine months of 2004 compared with the same period last year. Trust income increased $18,000 during the nine months ended September 30, 2004 compared with the same period of 2003. Increased home mortgage rates caused refinancing activities of the mortgage banking activity to decrease and mortgage banking income consequently declined $156,000 in the first nine months of 2004. The First State Bank acquisition helped to increase other operating income that was $172,000 greater during the nine months ended September 30, 2004 compared with the same period last year.

NONINTEREST EXPENSE

         Noninterest expense for the quarter ended September 30, 2004 was $4,394,000, increasing $1,234,000 from the same quarter last year. The Company's efficiency ratio, noninterest expense divided by the sum of net interest income and noninterest income, was 63.50% for the third quarter of 2004 as compared with 58.75% for the same quarter of 2003. Increased noninterest expense due to the purchase of First State Bank primarily affected this ratio. The Company expects that its efficiency ratio will continue to be impacted until the two bank subsidiaries are merged at some point in the future.

         Salary and employee benefits were $489,000 greater during the third quarter of 2004 compared to the same period last year. The acquisition of First State Bank added 36 employees to the staff of the Company. In January 2004, yearly merit increases occurred, also increasing salary expense compared to 2003.

         Occupancy and equipment expense for the third quarter of 2004 was $153,000 greater than the same quarter of 2003. Two offices were added to the Company from the First State Bank acquisition and the depreciation and utility expenses of these branches account for this increase.

         Data processing expense increased $221,000 during the three months ended September 30, 2004 to $387,000 compared with $166,000 last year. First State Bank uses a separate data processing service bureau than the one used by the Bank of Waukegan. The Company converted First State Bank to the same data processing service bureau as the Bank of Waukegan in October 2004. This conversion is expected to reduce future increases to data processing expenses. In April 2004, the Bank of Waukegan outsourced its item processing function to accommodate new check clearing technologies required to meet new

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            ------------------------


regulations. Data processing expense increased $100,000 in the third quarter as a result of the outsourcing of its item processing function. The outsourcing of the item processing function is expected to contribute to future data processing expense at approximately $80,000 per quarter.

         Legal expenses increased $79,000 to $364,000 during the third quarter of 2004 compared to the same time period last year. A majority of the legal fees pertained to litigation involving the nonperforming lease pools. It is expected that similar levels of legal fees will continue in future periods until litigation in this matter is resolved.

         Purchase accounting for financial institutions requires that an intangible asset be recorded for the acquisition of core deposits such as checking, savings and money market accounts. The core deposit valuation for the acquisition of First State Bank was $3.2 million and is being amortized over its estimated life. During the third quarter of 2004, the related amortization of intangibles was $116,000.

         The Company's other operating expenses during the three months ended September 30, 2004 were $176,000 greater than the same period of 2003. Once again, the acquisition of First State Bank increased these expenses as compared to the prior year.

         For the nine months ended September 30, 2004, noninterest expense was $12,246,000, increasing $3,084,000 from the same period last year. Noninterest expense increased during the first nine months of 2004 primarily due to the acquisition of First State Bank on January 5, 2004. The addition of 36 employees and two offices from the acquisition caused salary and employee benefits to be $1,341,000 more and occupancy expenses to be $399,000 greater than during the same nine month period of 2003. Data processing expense increased $610,000, other operating expenses increased $541,000 and amortization of intangibles increased $348,000 as compared with the same nine months last year due to the First State Bank acquisition.

         Legal expenses decreased $155,000 to $713,000 for the nine month period ended September 30, 2004 compared with $868,000 for the same time period last year. Most of the legal fees pertain to litigation involving the nonperforming lease pools as discussed earlier. Legal fees during the first nine months of 2003 were greater than in 2004 as there were higher initial legal fees in early 2003 related to this litigation.

 FEDERAL AND STATE INCOME TAXES

         For the three months ended September 30, 2004, the Company's income tax expense was $637,000 compared with income tax expense of $709,000 for the same three months last year. As a percentage of pre-tax income the income tax expense was 31.4% for the third quarter of 2004 and 34.3% for the third quarter of 2003. The tax rate declined during the third quarter of 2004, as a larger percentage of pre-tax income was not taxable for state purposes due to interest earned on the Company's U.S. agency securities portfolio. Another factor reducing the tax rate was an increase of income exempt from federal taxes from municipal securities that increased $22,000 during the third quarter of 2004 due to the acquisition of First State Bank.

         For the nine months ended September 30, 2004 and 2003, the Company's federal and state income tax expense was $1,378,000 and $2,278,000, which as a percentage of pre-tax income was 29.5% and 34.9%. The tax rate for the first nine months of 2004 was lower as pre-tax income declined, interest income exempt from federal income taxes from municipal securities increased $48,000 from the same period last year and a larger percentage of pre-tax income was not taxable for state purposes due to the amount of U.S. agency securities that are carried by the Company.

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            ------------------------


CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS
----------------------------------------------------------

         The Company has contractual obligations that may not appear on the balance sheet. The largest of these obligations are commitments to make loans or extend credit through stand-by letters of credit. Many of the commitments expire without being used. Table 3 presents the Company's significant fixed and determinable contractual obligations as of September 30, 2004, by payment date. The payment amounts in Table 3 represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts or similar carrying amount adjustments. The Company does not have any material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on its financial condition.

         During the third quarter of 2004 the Company paid the termination obligation on First State Bank's data processing contract in the amount of $609,000 that had been set aside in the purchase accounting entries. Table 3 at September 30, 2004 consequently shows lower data processing contractual obligations than at June 30, 2004. In October 2004, First State Bank's data processing systems were converted to the same data processor as Bank of Waukegan.

                                     TABLE 3

                      NORTHERN STATES FINANCIAL CORPORATION
                CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT
                 LIABILITIES AND OFF-BALANCE SHEET ARRANGEMENTS
                            As of September 30, 2004
                                     ($000s)


                                                                 Greater than
                                                                1 year and less
                                                    One year     than or equal     Greater than
                                                     or less       to 3 years         3 years      Total
                                                   ---------    ---------------    ------------    -----
Contractual Obligations
Long-term debt
     Federal Home Loan Bank advance...........           $0          $6,500                $0       $6,500

Off-balance Sheet Obligations
   Unused commitments to make loans............      44,033          29,285            28,485      101,803
   Standby letters of credit...................       4,587             483                36        5,106
   Community Reinvestment Act
      investment commitment....................           0               0               774          774

         Contractual obligations to third parties reflect the payments due by period as of September 30, 2004. Off-balance sheet obligations represent the expected maturities of significant commitments. The above listed commitments do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

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

         Several ways the Company can manage IRR include: selling existing assets or repaying certain liabilities and matching repricing periods for new assets and liabilities, for example, by shortening terms of new loans or securities. Financial institutions are also subject to prepayment risk in a falling rate environment. For example, a debtor may prepay financial assets so that the debtor may refinance obligations at new, lower rates. Prepayments of assets carrying higher rates reduce the Company's interest income and overall asset yields. A large portion of an institution's liabilities may be short term or due on demand, while most of its assets may be invested in longer-term loans or securities. Accordingly, the Company seeks to have in place sources of cash to meet short-term demands. Increasing deposits, borrowing, or selling assets can obtain these funds.

         Financial institutions are also subject to interest rate risk in a rising rate environment. For example, call features on securities may not be exercised and the lower yielding securities may remain in the Company's securities portfolio until maturity.

         Table 4 shows how interest rate shocks of decreasing rates 2% and increasing rates 2% affect the fair value of the Company's financial instruments at September 30, 2004 and December 31, 2003. The computer simulation model used to do the interest rate shocks and calculate the effect on the fair value of the Company's financial instruments takes into consideration maturity and repricing schedules of the various assets and liabilities as well as call provisions on the Company's securities. At September 30, 2004 the fair value of securities available for sale increases $6.1 million when rates are shocked downward 2% while the fair value decreases $11.5 million for a 2% upward rate shock. The change in fair value of securities is smaller when rates are shocked down because there were call provisions on $162.9 million of the U.S. Government agency securities at September 30, 2004. At September 30, 2004 the fair value of the Company's financial asset instruments was $738.5 million compared to the fair value on the

Company's financial asset instruments at December 31, 2003 of $680.1 million. This increase reflects the financial instruments added to the Company through the acquisition of First State Bank on January 5, 2004.



                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------


                                     TABLE 4
                      NORTHERN STATES FINANCIAL CORPORATION
               EFFECT OF INTEREST SHOCKS ON FINANCIAL INSTRUMENTS
                            as of September 30, 2004
                                     ($000s)

                                                       Fair Value at September 30, 2004
                                                       --------------------------------
                                                       Down 2%     Current     Up 2%
                                                       -------     -------     -----
Assets
   Cash and cash equivalents                           $48,690     $48,688     $48,686
   Securities available for sale                       256,647     250,518     239,033
   Loans and leases, net                               449,332     433,451     418,616
   Federal Home Loan Bank and Federal
      Reserve Bank stock                                 2,108       2,108       2,108
   Accrued interest receivable                           3,707       3,707       3,707

Financial liabilities:
   Deposits                                           $641,900    $637,825    $634,075
   Securities sold under repurchase agreements
      and other short-term borrowings                   40,992      40,741      40,493
   Federal Home Loan Bank term advance                   6,847       6,471       6,120
   Advances from borrowers for taxes and insurance         531         531         531
   Accrued interest payable                              2,270       2,270       2,270


                                                       Fair Value at December 31, 2003
                                                       -------------------------------
                                                       Down 2%     Current     Up 2%
                                                       -------     -------     -----

Assets
   Cash and cash equivalents                           $38,586     $38,584     $38,582
   Securities available for sale                       284,264     280,445     267,427
   Loans and leases, net                               370,694     355,769     342,007
   Federal Home Loan Bank stock                          1,871       1,871       1,871
   Accrued interest receivable                           3,429       3,429       3,429

Financial liabilities:
   Deposits                                           $497,245    $493,555    $490,134
   Securities sold under repurchase agreements
      and other short-term borrowings                   83,573      83,352      83,132
   Federal funds purchased                              26,500      26,500      26,500
   Federal Home Loan Bank term advance                   7,001       6,542       6,115
   Advances from borrowers for taxes and insurance         535         535         535
   Accrued interest payable                              2,180       2,180       2,180

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------


ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

         As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of Northern States Financial Corporation's management, including our Chairman of the Board and President and Vice President and Treasurer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on and as of the date of their evaluation, our Chairman of the Board and President and Vice President and Treasurer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by Northern States Financial Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including our Chairman of the Board and President and Vice President and Treasurer, to allow timely decisions regarding required disclosure.

         There was no change in the Company's internal control over financial reporting that occurred during the third quarter of 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II. OTHER INFORMATION
--------------------------


ITEM 1.  LEGAL PROCEEDINGS
-------  -----------------

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

         At September 30, 2004, the bankruptcy trustee is holding $1.4 million of payments on the Company's lease pools that the Company had previously expected would be paid to the Company by the bankruptcy trustee. In September 2004, the bankruptcy judge directed all parties to engage in mediation, which occurred later that month. The parties are now attempting to negotiate a settlement based on the mediation. A final resolution of these matters is expected either in the fourth quarter of 2004 or in the first quarter of 2005.

          The Company is continuing its efforts to collect on these leases from the sureties through litigation. The sureties have asserted certain defenses against having to pay under the surety bonds, including fraud. No evidence has been discovered that implicates any of the investor banks, including the Company, in any fraud, notwithstanding over 200 depositions in the subject multi-district litigation relating to the sureties. No assurance can be given as to the exact amounts that will be ultimately collected from the bankruptcy trustee and the sureties.


                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------



ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
----------------------------------------------------------

ISSUER PURCHASES OF EQUITY SECURITIES

         The following table sets forth information in connection with purchases made by, or on behalf of, the Company of shares of the Company's common stock during the quarterly period ended September 30, 2004.

                                                            TOTAL NUMBER          MAXIMUM NUMBER
                        TOTAL NUMBER       AVERAGE      OF SHARES PURCHASED     OF SHARES THAT MAY
                          OF SHARES       PRICE PAID     AS PART OF PUBLICLY     YET BE PURCHASED
PERIOD                  PURCHASED (1)     PER SHARE       ANNOUNCED PLANS         UNDER THE PLANS
                        -------------     ----------    --------------------    -----------------

July 1, 2004
   Through
July 31, 2004                   0            $0.00                 0                  232,850

August 1, 2004
   Through
August 31, 2004             6,000            26.90             6,000                  226,850

September 1, 2004
   Through
September 30, 2004              0             0.00                 0                  226,850
                            -----           ------

     TOTAL                  6,000           $26.90


(1) On April 17, 2002, the Company's Board of Directors authorized the repurchase of up to 200,000 shares of the Company's either in open market or private transactions. On February 19, 2003, the Company's Board of Directors authorized the repurchase of an additional 200,000 shares. (No time limit has been set for the completion of the plans.)


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
-------  -------------------------------

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------


ITEM 5.  OTHER INFORMATION
-------  -----------------

         None


ITEM 6.  EXHIBITS
-------  --------

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

         Exhibit 31.1 Section 302 Certification of Chairman of the Board and President.

         Exhibit 31.2 Section 302 Certification of Vice President and Treasurer.

         Exhibit 32.1 Section 906 Certification.

                    NORTHERN STATES FINANCIAL CORPORATION
                    -------------------------------------
                                    FORM 10-Q
                                    ---------
                               SEPTEMBER 30, 2004
                               ------------------



                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized, on this 8th day of November 2004.



NORTHERN STATES FINANCIAL CORPORATION
            (Registrant)



Date: November 8, 2004                          By: /s/ Fred Abdula
      ----------------                              ----------------------------
                                                    Fred Abdula
                                                    Chairman of the Board of
                                                    Directors and President



Date: November 8, 2004                          By: /s/ Thomas M. Nemeth
      ----------------                              ----------------------------
                                                    Thomas M. Nemeth
                                                    Vice President and Treasurer

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------
                                    FORM 10-Q
                                    ---------
                               SEPTEMBER 30, 2004
                               ------------------


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