Form 10-K
period 2004-12-31
NORTHERN STATES FINANCIAL CORP /DE/
filed 2005-03-16
CIK 744485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock $.40 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☑ NO ☐

     The aggregate market value of the voting shares held by nonaffiliates of the Registrant is $75,918,347, as of June 30, 2004, based on the last sale price of the Registrant’s common stock on June 30, 2004 of $27.10 per share. Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are “affiliates”.

     4,295,105 shares of the Registrant’s common stock were outstanding as of March 14, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Parts II and IV are incorporated by reference from the Registrant’s 2004 Annual Report to Stockholders; and a portion of Part III is incorporated by reference to the Registrant’s Proxy Statement for its 2005 Annual Meeting of Stockholders to be held May 19, 2005.

     Except for those portions of the 2004 Annual Report incorporated by reference, the Annual Report is not deemed filed as part of this Report.

i

PART I

Item 1.	Business

     Northern States Financial Corporation (the “Company”) cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to December 31, 2004 to differ materially from those expressed in forward-looking statements. Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company and its subsidiaries include, but are not limited to, the potential for further deterioration in the credit quality of the Company’s loan and lease portfolios, uncertainty regarding the Company’s ability to ultimately recover on the surety bonds relating to the equipment lease pools currently on nonaccrual status, unanticipated changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the Company’s investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, and changes in accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements.

THE COMPANY

Overview

     The Company is a bank holding company organized in 1984 under the laws of Delaware, for the purpose of becoming the parent bank holding company of the Bank of Waukegan (the “Bank”). In 1991, the Company acquired First Federal Bank, fsb (“First Federal” or the “Thrift”). In 1998 the Thrift was merged with and into the Bank. On January 5, 2004, Northern States Financial Corporation acquired First State Bank of Round Lake (“First State Bank”).

     The Company is registered under the Bank Holding Company Act of 1956, as amended, and owns all the outstanding stock of the Bank and First State Bank. At December 31, 2004, the Company had 383 registered stockholders of record, 4,295,105 shares of Common Stock outstanding, and total consolidated assets of approximately $750 million. Aside from the stock of the Bank and First State Bank and cash, the Company has no other substantial assets.

     As a large, community-oriented, independent banking organization in Lake County in the State of Illinois, the Company is well positioned to take advantage of the growth in communities in Lake County, Illinois and the communities in the surrounding counties. The Company has continuously served the community since 1919 when First Federal was chartered. The Company’s local management, coupled with its long record of service, has allowed it to compete successfully in the banking market. The Company operates traditional community banks with conveniently located branches and a professional staff.

     Neither the Company nor the Bank nor First State Bank have material patents, licenses or franchises except the banking charters, which permit them to engage in banking and offer trust services pursuant to applicable law.

     The principal business of the Company, operating through the Bank and First State Bank, consists of attracting deposits and securities sold under repurchase agreements from the general public, making commercial loans, loans secured by residential and commercial real estate and consumer loans, and operating mortgage banking and trust businesses.

     The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are currently made available free of charge via the Company’s internet website (www.nsfc.net) as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the “Commission”).

Subsidiary Operations

     The Bank of Waukegan was chartered as a state bank in 1962 and is located in Waukegan, Illinois. Waukegan is located approximately 37 miles north of Chicago, Illinois and has a population of approximately 90,000. At December 31, 2004 the Bank of Waukegan had total assets of approximately $619.6 million, loans and leases of approximately $372.4 million, deposits of approximately $483.3 million and stockholder’s equity of approximately $51.2 million. The Bank has three banking offices located in Waukegan, one office located in Antioch, Illinois, one office located in Gurnee, Illinois, and one office located in Winthrop Harbor, Illinois.

     First State Bank of Round Lake operates as a separate banking subsidiary of Northern States Financial Corporation and is expected to be merged into the Bank of Waukegan during 2005. At December 31, 2004, First State Bank of Round Lake had total assets of approximately $129.2 million, loans and leases of approximately $70.1 million, deposits of approximately $106.2 million and stockholder’s equity of approximately $21.7 million. First State Bank has one banking office located in Round Lake Beach, Illinois and one office located in Round Lake, Illinois.

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

     Commercial and consumer loans are made to corporations, partnerships and individuals, primarily on a secured basis. Commercial lending focuses on business, capital, construction, inventory and real estate. The banks also make direct and indirect loans to consumers and commercial customers. The banks also division originate and service commercial and residential mortgages.

     The Bank’s trust department acts as executor, administrator, trustee, conservator, guardian, custodian and agent. At December 31, 2004, the Trust Department had assets under management or custodial arrangements of approximately $161 million. Its office is located at the Bank’s main office at 1601 North Lewis Avenue, Waukegan, Illinois.

     During 2002 the Bank formed Northern States Community Development Corporation (“NSCDC”), a wholly-owned subsidiary of the Bank. NSCDC assets consist of cash and of other real estate owned. This subsidiary was formed for the purpose of developing and selling a parcel of other real estate owned as part of the City of Waukegan’s lakefront development plans. Proposals under discussion for use of this property include the building of a minor league baseball park and condominiums. At December 31, 2004, assets of NSCDC totaled $1.8 million and were consolidated into the Bank of Waukegan’s financial statements.

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

Lending Activities

     General - The banks provides a range of commercial and retail lending services to corporations, partnerships and individuals, including, but not limited to, commercial business loans, commercial and residential real estate construction and mortgage loans, consumer loans, revolving lines of credit and letters of credit. The installment loan department makes direct and indirect loans to consumers and commercial customers. The mortgage department originates and services commercial and residential mortgages. The Bank’s mortgage banking operation originates mortgage loans on behalf of other financial institutions that fund and own the loans.

     The banks aggressively market their services to qualified borrowers in both the commercial and consumer sectors. The banks’ commercial lending officers actively solicit the business of new companies entering the surrounding market as well as long-standing members of the business community. Through personalized professional service and competitive pricing, the banks has been successful in attracting new commercial lending customers. At the same time, the banks actively advertise their consumer loan products and continually attempt to make its lending officers more accessible.

     Commercial Loans - The banks seek new commercial loans in its market area and much of the increase in these loans in recent years can be attributed to the successful solicitation of new business. The banks have also purchased commercial loans or portions of commercial loans from other financial institutions and investment banking firms. The banks’ lending areas of emphasis include, but are not limited to, loans to manufacturers, building contractors, developers, hotels, business services companies and retailers. The banks provide a wide range of commercial business loans, including lines of credit for working capital purposes and term loans for the acquisition of equipment and other purposes. Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate. Loans may be made on an unsecured basis where warranted by the overall financial condition of the borrower. Terms of commercial business loans generally range from one to five years. The majority of the banks’ commercial business loans have floating interest rates or re-price within one year. The primary repayment risk for commercial loans is the failure of the business due to economic or financial factors. In most cases, the banks collateralize these loans and/or taken personal guarantees to help assure repayment.

     The banks regularly provide financing to developers who have demonstrated a favorable record of performance for the construction of homes. Sales of these homes have remained very strong in Lake County due to the growth in population.

     Mortgage Banking - From 1991 until 1998, the Bank funded conforming long-term residential mortgage loans and sold them in the secondary market with servicing retained. Since 1998, the Bank’s mortgage banking operation originates mortgage loans on behalf of other financial institutions that fund and own the loans. The Bank does not retain servicing on these originated mortgage loans. The Bank has a portfolio of serviced mortgages of approximately $6.2 million at December 31, 2004. First State Bank conducts mortgage originations by funding conforming long-term residential mortgage loans and then selling them in the secondary market without retaining any servicing rights.

     Consumer Lending - The banks’ consumer lending department provide all types of consumer loans including motor vehicle, home improvement, home equity, unsecured loans and small personal credit lines.

Trust Activities

     The Bank’s trust and investment services department has been providing trust services to the community for over 10 years. As of December 31, 2004, the Bank had approximately $161 million of trust assets under management and provides a full complement of trust services for individuals and corporations including land trust services.

     To build on the trust department’s mainstay of personal trust administration, the trust department’s focus is in two major areas: (i) investment management for individuals and (ii) administration and investment services for employee benefit plans.

COMPETITION

     The Company and its banking subsidiaries encounter significant competition in all of their activities. The Chicago metropolitan area and suburban Lake County have a high density of financial institutions, many of which are significantly larger and have substantially greater financial resources than the Company and its subsidiaries, and all of which are competitors of the Company and its subsidiaries to varying degrees. In Lake County, Illinois there are 50 commercial banks and savings institutions. The Company and its subsidiaries are subject to competition from various financial institutions, including state and national banks, state and federal savings associations, credit unions, certain non-banking consumer lenders, and other companies or firms, including brokerage firms and mortgage brokers, that provide similar services in northeastern Illinois. The banks also compete with money market funds and with insurance companies with respect to its individual retirement accounts.

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

EMPLOYEES

     The Company and its subsidiaries employed 172 full-time equivalent employees as of December 31, 2004. None of the Company’s employees is represented by any collective bargaining group. The Company offers a variety of employee benefits and management considers its employee relations to be good.

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

SUPERVISION AND REGULATION

     Financial institutions and their holding companies are extensively regulated under federal and state laws. As a result, the business, financial condition and prospects of the Company and its bank subsidiaries can be materially affected not only by management decisions and general economic conditions, but also by applicable statutes and regulations and other regulatory pronouncements and policies promulgated by regulatory agencies with jurisdiction over the Company and the banks, such as the Board of Governors of the Federal Reserve System (“FRB”), the Federal Deposit Insurance Corporation (“FDIC”) and the Illinois Department of Financial and Professional Regulation. Such statutes, regulations and other pronouncements and policies are intended to protect depositors and the FDIC’s deposit insurance funds, rather than stockholders.

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

     The Illinois Bank Holding Company Act permits Illinois bank holding companies to acquire control of banks in any state and permits bank holding companies whose principal place of business is in another state to acquire control of Illinois banks or bank holding companies upon satisfactory application to the Illinois Department of Financial and Professional Regulation. In reviewing any such application, the Illinois Department of Financial and Professional Regulation will review, among other things, compliance by the applicant with the requirements of the Community Reinvestment Act (the “CRA”) and other information designed to determine such banks’ abilities to meet community credit needs.

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

     Federal Reserve policy provides that a bank holding company should not pay dividends unless (i) the bank holding company’s net income over the prior year is sufficient to fully fund the dividends and (ii) the prospective rate of earnings retentions appears consistent with the capital needs, asset quality and overall financial condition of the bank holding company and its subsidiaries. Additionally, the Federal Reserve possesses enforcement powers over bank holding companies and their non-banking subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to prohibit or limit the payment of dividends by bank holding companies.

     Delaware law also places certain limitations on the ability of the Company to pay dividends. For example, the Company may not pay dividends to its shareholders if, after giving effect to the dividend, the Company would not be able to pay its debts as they become due. Since a major potential source of the Company’s revenue is dividends the Company expects to receive from the banks, the Company’s ability to pay dividends is likely to be dependent on the amount of dividends paid by the banks. No assurance can be given that the banks will, in any circumstances, pay dividends to the Company. Various statutes and regulations impose restrictions on the payment of dividends by the banks, as described below.

     The banks are subject to regulation by the FDIC, as well as by the Illinois Department of Financial and Professional Regulation.

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

     Under the FDIC’s risk-based insurance assessment system, each insured depository institution is placed in one of nine risk categories based on its level of capital and other relevant information. Each insured depository institution’s insurance assessment rate is then determined by the risk category in which it has been classified by the FDIC. Under the assessment schedule applicable for the second semi-annual assessment period of 2004 to BIF-insured institutions (such as the banks), assessment rates ranged from 0% to 0.27% of deposits. In addition, each of the banks is subject to “FICO assessments” to repay obligations issued by a federally chartered corporation to provide financing for resolving the thrift crises of the 1980s. At December 31, 2004, the FICO assessment rate for the banks was .0148%.

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

     In addition, the Federal Reserve has established minimum Leverage Ratio (Tier 1 capital to quarterly average total assets) guidelines for bank holding companies and banks. These guidelines provide for a minimum Leverage Ratio of 3% for bank holding companies and banks that meet certain specified criteria, including having the highest regulatory rating. All other banking organizations are required to maintain a Leverage Ratio of at least 4%. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a “Tangible Tier 1 Leverage Ratio” in evaluating proposals for expansion or new activities. The Tangible Tier 1 Leverage Ratio is the ratio of Tier 1 capital, less intangibles not deducted from Tier 1 capital, to quarterly average total assets. As of December 31, 2004, the Federal Reserve had not advised the Company of any specific minimum Tangible Tier 1 Leverage Ratio applicable to it. At December 31, 2004, the Company had a Tangible Tier 1 Leverage Ratio of 8.03%.

		TIER 1	TOTAL
		RISKED-BASED	RISKED-BASED
	LEVERAGE RATIO	RATIO	RATIO
Company Ratio as of December 31, 2004	8.03%	11.51%	12.76%

Well Capitalized	5% or above	6% or above	10% or above

Adequately Capitalized	4% or above*	4% of above	8% or above

Undercapitalized	Less than 4%	Less than 4%	Less than 8%

Significantly Undercapitalized	Less than 3%	Less than 3%	Less than 6%

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

     The Company, Bank and First State Bank are considered “well capitalized” according to FDICIA guidelines as of December 31, 2004.

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

     As insured depository institutions, each of the banks is subject to regulations requiring depository institutions to maintain reserves against a specified percentage of transaction accounts (primarily NOW and regular checking). Reserves are maintained in the form of vault cash or non-interest bearing deposits with the FRB. The FRB regulations generally require 3% reserves on the first $47.6 million of transaction accounts; however, the first $7.0 million of these otherwise reservable balances (subject to adjustments by the FRB) are exempted from the 3% reserve requirement. Net transaction balances over $47.6 million are subject to a reserve requirement of $1,218,000 plus 10% of the amount of the net transaction balances over $47.6 million. Each of the banks is in compliance with the forgoing requirements.

     Under the Bank Secrecy Act (“BSA”), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report cash transactions involving more than $10,000 to the United States Treasury. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. In addition, the BSA requires banks to comply with recently adopted customer identification procedures when opening accounts for new customers. The USA PATRIOT Act of 2001, enacted in response to the

September 11, 2001 terrorist attacks, requires bank regulators to consider a financial institution’s compliance with the BSA when reviewing applications.

     Under the Community Reinvestment Act (“CRA”), a financial institution has a continuing and affirmative obligation, consistent with the safe and sound operation of such institution, to serve the “convenience and needs” of the communities in which they are chartered to do business, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community as long as they are consistent with the CRA. The CRA requires each federal banking agency, in connection with its examination of a financial institution, to assess and assign one of four ratings to the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution, including applications for charters, branches and other deposit facilities, relocations, mergers, consolidations and acquisitions of assets or assumptions of liabilities. The CRA also requires that all institutions make public disclosure of their CRA ratings. The Bank received a “satisfactory” rating on its most recent CRA examination in March 2004. First State Bank’s CRA rating is “satisfactory” based on their most recent CRA examination in April 2004.

Item 2.	Properties

     The Bank conducts its operations through its main office and five branches. The Company’s office is located in the main office of the Bank. All of such offices are owned by the Bank and are located in Lake County, Illinois. First State Bank operates and owns two offices in Lake County, Illinois consisting of a main office and one branch. The Company believes that its current facilities are adequate for the conduct of its business.

     The following table sets forth information relating to each of the Bank of Waukegan offices:

Main Office:	Trust Department:
1601 North Lewis Avenue	1601 North Lewis Avenue
Waukegan, Illinois 60085	Waukegan, Illinois 60085

Branches:
3233 Grand Avenue	40220 N. Route 59
Waukegan, Illinois 60085	Antioch, Illinois 60002

216 Madison Street	700 N. Sheridan Road
Waukegan, Illinois 60085	Winthrop Harbor, Illinois 60096

5384 Grand Avenue
Gurnee, Illinois 60031

     As a result of the Company’s acquisition of First State Bank of Round Lake, which was consummated on January 5, 2004, the Company acquired the following properties of First State Bank of Round Lake:

Main Office:	Branch:
1777 N. Cedar Lake Road	Avilon and Goodnow Boulevards
Round Lake Beach, Illinois 60073	Round Lake, Illinois 60073

Item 3.	Legal Proceedings

     Due to the nature of their business, the Company and its subsidiaries are often subject to various legal actions. Other than as described below, these legal actions, whether pending or threatened, arise through the normal course of business and are not considered unusual or material.

     Between November 2000 and August 2001, the Company purchased commercial lease pools from Commercial Money Center, a now bankrupt equipment leasing company. These lease pools, with outstanding balances of $11.3 million at December 31, 2004, are secured by assignments of payment streams, underlying equipment and surety bonds. A large part of our underwriting decision was based on the guarantees of the sureties. These lease pools are included as impaired loans and leases at December 31, 2002, 2003 and 2004. The amount of specific reserve allocated to these leases is $3,025,000. Upon default of these lease pools, the Company made demand for payment from Illinois Union Insurance Company (“IU”) a wholly owned subsidiary of Ace Limited Insurance Company (“ACE”) and RLI Insurance Company (“RLI”) under the relevant surety bonds. IU, ACE and RLI (the “Sureties”) have failed to make the payments required under the surety bonds. As a result, in April 2002, the Company filed suit against each of the Sureties. The Company’s complaints allege that the Sureties are liable for payment due to the Company under the terms of the bonds. ACE, IU and RLI are seeking to rescind on the surety bonds alleging that the originator of the leases fraudulently induced the insurers to issue the surety bonds, and that the bonds are therefore void. The Company has reviewed these matters with its legal counsel and believes that it has valid claims as the Sureties undertook the responsibility for all credit and fraud underwriting, and waived all defenses associated with the bonds, including defenses of fraud. The Company will continue to assert all the rights and remedies available to it to obtain payment under the bonds. While the Company believes it will prevail, there can be no assurance that the Company will ultimately succeed in collecting the full amount due.

     Since the beginning of the Commercial Money Center bankruptcy, payments by the underlying obligors on the lease pools have been held by the lease servicer at the direction of the bankruptcy trustee.

     The Company’s portion of these held payments at December 31, 2004 is $1.5 million. In the second quarter of 2004, the Company was notified that the bankruptcy trustee had brought suit against financial institutions that had participated in the various lease pools, including the Company, alleging that the position of the Company and the other participants in the lease pools should be no better than that of unsecured creditors. In September 2004, the bankruptcy judge directed the bankruptcy trustee and the financial institutions to engage in mediation, which occurred later that month. The parties are now negotiating a settlement with the bankruptcy trustee based on the mediation and a final resolution of these matters is expected in the second quarter of 2005.

Item 4.	Submission of Matters to a Vote of Security Holders

     Not Applicable.

PART II

Item 5.	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     The information set forth under the captions “Stock Market Information”; “Price Summary”; and “Cash Dividends” in the 2004 Annual Report to Stockholders (filed as Exhibit 13 to this report) is incorporated herein by reference.

     The following table sets forth information in connection with purchases made by, or on behalf of, the Company of shares of the Company’s common stock during the quarterly period ended December 31, 2004.

			Total Number	Maximum Number
	Total Number	Average	of Shares Purchased	of Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
Period	Purchased (1)	per Share	Announced Plans	under the Plans

October 1, 2004 Through October 31, 2004	0	$0.00	0	226,850

November 1, 2004 Through November 30, 2004	0	0.00	0	226,850

December 1, 2004 Through December 31, 2004	4,000	27.50	4,000	222,850

Total	4,000	$27.50

     (1) On April 17, 2002, the Company’s Board of Directors authorized the repurchase of up to 200,000 shares of the Company’s common stock either in open market or private transactions. On February 19, 2003, the Company’s Board of Directors authorized the repurchased of an additional 200,000 shares. (No time limit has been set for the completion of the plans.)

Item 6.	Selected Financial Data

     The information set forth under the caption “Selected Consolidated Financial Data” in the 2004 Annual Report to Stockholders (filed as Exhibit 13 to this report) is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2004 Annual Report to Stockholders (filed as Exhibit 13 to this report) is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

     The information set forth under the caption “Quantitative and Qualitative Disclosures about Market Risk” in the 2004 Annual Report to Stockholders (filed as Exhibit 13 to this report) is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

     The consolidated financial statements and related notes including the information in the unaudited Note 17, “Quarterly Financial Data (Unaudited)” of the Company and the Independent Auditors’ Report as set forth in the 2004 Annual Report to Stockholders (filed as Exhibit 13 to this report) are incorporated herein by reference.

     The portions of the 2004 Annual Report to Stockholders which are not specifically incorporated by reference as a part of this Form 10-K are not deemed to be a part of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A.	Controls and Procedures

Disclosure Control and Procedures

     As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of Northern States Financial Corporation’s management, including our Chairman of the Board and President and Vice President and Treasurer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on and as of the date of their evaluation, our Chairman of the Board and President and Vice President and Treasurer have concluded that the Company’s disclosure controls and procedures are effective, in all material respects, to ensure that information required to be disclosed by Northern States Financial Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms.

Internal Control Over Financial Reporting

     The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the SEC’s related rules and regulations impose on the Company requirements regarding corporate governance and financial reporting. One requirement, arising under Section 404 of Sarbanes-Oxley, beginning with this Annual Report on Form 10-K, is for management to report on the Company’s internal control over financial reporting and for the Company’s independent registered public accounting firm to attest to management’s report. In late November 2004, the SEC issued an exemptive order providing a 45-day extension for the filing of these reports and attestations by eligible companies. The Company has elected to rely on this 45-day extension, and therefore, this Annual Report on Form 10-K for the fiscal year ended December 31, 2004 does not include this report and attestation. The Company intends to include this report and attestation in an amendment to this Annual Report on Form 10-K in accordance with the SEC’s exemptive order.

     During 2004, we spent considerable time and resources analyzing, documenting and testing our system of internal control over financial reporting. Currently, we are not aware of any material weaknesses in our internal control over financial reporting and related disclosures.

     There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

     None.

PART III

Item 10.	Directors and Executive Officers of the Company

     DIRECTORS - The information called for by this item with respect to Directors of the Company is set forth under the caption “Directors” in the Company’s definitive proxy statement, relating to its 2005 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of December 31, 2004 and is incorporated herein by reference as if set forth in full herein as permitted by the General Instruction G(3) to Form 10-K.

     EXECUTIVE OFFICERS - The Company’s only executive officer is Mr. Fred Abdula, the President of the Company. The information called for by this item with respect to Mr. Abdula is set forth under the caption “Directors” in the Company’s Proxy Statement is incorporated herein by reference as if set forth in full herein as permitted by the General Instruction G(3) to Form 10-K.

     The information set forth under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement is incorporated herein by reference as if set forth in full herein as permitted by the General Instruction G(3) to Form 10-K.

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

     The information called for by this item is set forth under the caption “Executive Compensation” and “Summary Compensation Table” in the Company’s Proxy Statement is incorporated herein by reference as if set forth in full herein as permitted by the General Instruction G(3) to Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement is incorporated herein by reference as if set forth in full herein as permitted by the General Instruction G(3) to Form 10-K.

     The Company currently has no equity compensation plans and accordingly, there are no outstanding options, warrants or rights to purchase any of the Company’s equity securities.

Item 13.	Certain Relationships and Related Transactions

     The information called for by this item is set forth under the caption “Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement is incorporated herein by reference as if set forth in full herein as permitted by the General Instruction G(3) to Form 10-K.

Item 14.	Principal Accounting Fees and Services

     The information called for by this item is set forth under the caption “Selection of Independent Auditors” in the Company’s Proxy Statement is incorporated herein by reference as if set forth in full herein as permitted by the General Instruction G(3) to Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	1. Financial Statements

All financial statements of the Company are incorporated herein by reference as set forth under Item 8, Part II of this report on
Form 10-K.

2.	Financial Statement Schedules Not applicable

3.	Exhibits (Numbered in accordance with Item 601 of Regulation S-K)

The following exhibits are filed as part of this report:

3.1	Articles of Incorporation of the Company, as amended to date. (Filed with Company’s annual report on Form 10-K for the year ended December 31, 1994, (Commission File 0-19300) and incorporated herein by reference.)

3.2	Bylaws of the Company, as amended to date. (Filed with Company’s quarterly report on Form 10-Q for the quarter ended and restated March 31, 2004, (Commission File 0-19300) and incorporated herein by reference.)

11	Statement of Computation of per share earnings. Contained in Notes 1 and 14 to the consolidated financial statements disclosed in the 2004 Annual Report to Stockholders (filed as Exhibit 13 to this report) is incorporated herein by reference.

13	Copy of portions of the Company’s Annual Report to Stockholders for the year ended December 31, 2004. This exhibit, except for portions thereof that have been specifically incorporated by reference into this report, is furnished for the information of the Commission and shall not be deemed “filed” as part hereof.

14	Code of Ethics (Filed with Company’s annual report on Form 10-K for the year ended December 31, 2003, (Commission 0-19300) and incorporated herein by reference.)

21	List of Subsidiaries.

31.1	Section 302 Certification of Chairman of the Board and President.

31.2	Section 302 Certification of Vice President and Treasurer.

32	Section 906 Certification.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, on this 16th day of March 2005.

NORTHERN STATES FINANCIAL
CORPORATION
(Registrant)

/s/ Fred Abdula	Fred Abdula, Chairman of the Board and President (Principal Executive Officer)

/s/ Thomas M. Nemeth	Thomas M. Nemeth, Vice President and Treasurer (Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on this 16th day of March 2005.

     Each director of the Registrant, whose signature appears below, hereby appoints Fred Abdula and Thomas M. Nemeth and each of them severally, as his attorney-in-fact, to sign in his name and on his behalf, as a director of the Registrant, and to file with the Commission any and all Amendments to this Report on Form 10-K, on this 16th day of March 2005.

Fred Abdula, Director	/s/ Fred Abdula

Kenneth W. Balza, Director	/s/ Kenneth W. Balza

Theodore Bertrand, Director	/s/ Theodore Bertrand

Jack H. Blumberg, Director	/s/ Jack H. Blumberg

Frank Furlan, Director	/s/ Frank Furlan

Harry S. Gaples, Director	/s/ Harry S. Gaples

James A. Hollensteiner, Director	/s/ James A. Hollensteiner

Alan Jacobs, Director	/s/ Alan Jacobs

Raymond M. Mota, Director	/s/ Raymond M. Mota

Helen Rumsa, Director	/s/ Helen Rumsa

Frank Ryskiewicz, Director	/s/ Frank Ryskiewicz

NORTHERN STATES FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2004

EXHIBIT INDEX

Exhibits
3.1	Articles of Incorporation of the Company, as amended to date. (Filed with Company’s annual report on Form 10-K for the year ended December 31, 1994, (Commission File 0-19300) and incorporated herein by reference.)

3.2	Bylaws of the Company, as amended to date. (Filed with Company’s annual report on Form 10-Q for the quarter ended March 31, 2004, (Commission File 0-19300) and incorporated herein by reference.)

11	Statement of Computation of per share earnings. Contained in Notes 1 and 14 to the consolidated financial statements, disclosed in the 2004 Annual Report to Stockholders (filed as Exhibit 13 to this report) and incorporated herein by reference.

13	Copy of portions of the Company’s Annual Report to Stockholders for the year ended December 31, 2004. This exhibit, except for portions thereof that have been specifically incorporated by reference into this Report, is furnished for the information of the Commission and shall not be deemed “filed” as part hereof.

14	Code of Ethics (Filed with Company’s annual report on Form 10-K for the year ended December 31, 2003, (Commission 0-19300) and incorporated herein by reference.)

21	List of Subsidiaries.

31.1	Section 302 Certification of Chairman of the Board and President

31.2	Section 302 Certification of Vice President and Treasurer

32	Section 906 Certification