Form 10-K/A
period 2004-12-31
NORTHERN STATES FINANCIAL CORP /DE/
filed 2005-04-27
CIK 744485

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                      -------------------------------------
                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2004
                                       OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                      -------------------------------------

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

                           COMMON STOCK $.40 PAR VALUE
                           ---------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [X] NO [ ]

         The aggregate market value of the voting shares held by nonaffiliates of the Registrant is $75,918,347, as of June 30, 2004, based on the last sale price of the Registrant's common stock on June 30, 2004 of $27.10 per share. Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are "affiliates."

         4,295,105 shares of the Registrant's common stock were outstanding as of April 26, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of Parts II and IV are incorporated by reference from the Registrant's 2004 Annual Report to Stockholders; and a portion of Part III is incorporated by reference to the Registrant's Proxy Statement for its 2005 Annual Meeting of Stockholders to be held May 19, 2005.

         Except for those portions of the 2004 Annual Report incorporated by reference, the Annual Report is not deemed filed as part of this Report.

                                EXPLANATORY NOTE
                                ----------------

         Northern States Financial Corporation (the "Company") is filing this Amendment No. 1 on Form 10-K/A (the "Amendment") to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2004, filed by the Company with the Securities and Exchange Commission (the "SEC") on March 14, 2005 (the "Form 10-K"). In accordance with an exemptive order issued by the SEC (SEC Release No. 34-50754), the Company is filing the Amendment to include management's annual report on internal control over financial reporting and the related attestation of the Company's independent registered public accountants.

         THE AMENDMENT DOES NOT REFLECT EVENTS OCCURRING AFTER THE FILING OF THE FORM 10-K, AND DOES NOT MODIFY OR UPDATE THE DISCLOSURES THEREIN IN ANY WAY OTHER THAN AS REQUIRED TO REFLECT THE AMENDMENTS AS DESCRIBED ABOVE AND SET FORTH BELOW. UNAFFECTED ITEMS HAVE NOT BEEN REPEATED IN THIS AMENDMENT.

                                     PART II

ITEM 9A.      CONTROLS AND PROCEDURES

         DISCLOSURE CONTROLS AND PROCEDURES. As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of Northern States Financial Corporation's management, including our Chairman of the Board and President and Vice President and Treasurer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on and as of the date of their evaluation, our Chairman of the Board and President and Vice President and Treasurer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective in all material respects, to ensure that information required to be disclosed by Northern States Financial Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms.

         MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         We, as management of Northern States Financial Corporation, are responsible for establishing and maintaining effective internal control over financial reporting that is designed to produce reliable financial statements in conformity with United States generally accepted accounting principles. The system of internal control over financial reporting as it relates to the financial statements is evaluated for effectiveness by management and tested for reliability through a program of internal audits and other management testing. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         Management assessed the Corporation's system of internal control over financial reporting as of December 31, 2004, in relation to criteria for effective internal control over financial reporting as described in "Internal Control--Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment excluded internal control over financial reporting for First State Bank of Round Lake (FSBRL) as allowed by the SEC for current year acquisitions. FSBRL was acquired on January 5, 2004 and represented 17.2% of assets at December 31, 2004 and 16.2% of net income for 2004. Based on this assessment, management concludes that as of December 31, 2004, its system of internal controls over financial reporting is effective and meets the criteria of the "Internal Control--Integrated Framework". Crowe Chizek and Company LLC, independent registered public accounting firm, has issued an attestation report dated April 18, 2005 on management's assessment of the Corporation's internal control over financial reporting.


 /s/ Fred Abdula                                     /s/ Thomas M. Nemeth
------------------------------------                 ---------------------------
Fred Abdula                                          Thomas M. Nemeth
Chairman of the Board,                               Vice President & Treasurer
Chief Executive Officer & President


         CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There were no changes in the Company's internal control over financial reporting that occurred during the three months ended December 31, 2004 that have materially affected, or is likely to materially affect, the Company's internal control over financial reporting.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

         We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Northern States Financial Corporation (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Northern States Financial Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

         A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

         Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         As permitted, the Company excluded an assessment of First State Bank of Round Lake from the scope of management's report on internal control over financial reporting. First State Bank was acquired on January 5, 2004 and represented 17.2% of assets at December 31, 2004 and 16.2% of net income for 2004. As such, this entity has also been excluded from the scope of our audit of internal control over financial reporting.

         In our opinion, management's assessment that Northern States Financial Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Northern States Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

         We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Northern States Financial Corporation, and our report dated March 10, 2005 expressed an unqualified opinion on those consolidated financial statements.


/s/ Crowe Chizek and Company LLC
--------------------------------
Crowe Chizek and Company LLC

Oak Brook, Illinois
April 18, 2005

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules

3.       Exhibits (Numbered in accordance with Item 601 of Regulation S-K)
         --------
         The following exhibits are filed as part of this report:

         3.1 Articles of Incorporation of the Company, as amended to date. (Filed with Company's annual report on Form 10-K for the year ended December 31, 1994 (Commission File 0-19300) and incorporated herein by reference).

         3.2 Bylaws of the Company, as amended to date. (Filed with Company's quarterly report on Form 10-Q for the quarter ended and restated March 31, 2004 (Commission File 0-19300) and incorporated herein by reference).

         11 Statement of Computation of per share earnings. Contained in Notes 1 and 14 to the consolidated financial statements disclosed in the 2004 Annual Report to Stockholders (filed as Exhibit 13 to the original annual report on Form 10-K for the year ended December 31, 2004 (Commission File 0-19300)) is incorporated herein by reference.

         13 Copy of portions of the Company's Annual Report to Stockholders for the year ended December 31, 2004 (Filed with Company's original annual report on Form 10-K for the year ended December 31, 2004 (Commission File 0-19300) and incorporated herein by reference). This exhibit, except for portions thereof that have been specifically incorporated by reference into this report, is furnished for the information of the Commission and shall not be deemed "filed" as part hereof.

         14 Code of Ethics. (Filed with Company's original annual report on Form 10-K for the year ended December 31, 2003 (Commission File 0-19300) and incorporated herein by reference.)

         21 List of Subsidiaries. (Filed with Company's original annual report on Form 10-K for the year ended December 31, 2004 (Commission File 0-19300) and incorporated herein by reference).

         31.1     Section 302 Certification of Chairman of the Board and
                  President. *

         31.2     Section 302 Certification of Vice President and Treasurer. *

         32       Section 906 Certification. *

-------------------
*Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, on this 27th day of April, 2005.

NORTHERN STATES FINANCIAL CORPORATION
(Registrant)

                                      Fred Abdula,
/s/ Fred Abdula                       Chairman of the Board and President
----------------------------------    (Principal Executive Officer)


                                      Thomas M. Nemeth,
                                      Vice President and Treasurer
/s/ Thomas M. Nemeth                  (Principal Financial Officer and Principal
----------------------------------    Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in their capacities this 27th day of April, 2005.


Fred Abdula, Director                           /s/ Fred Abdula
                                                --------------------------------

Kenneth W. Balza, Director                      *
                                                --------------------------------

Theodore Bertrand, Director                     *
                                                --------------------------------

Jack H. Blumberg, Director                      *
                                                --------------------------------

Frank Furlan, Director                          *
                                                --------------------------------

Harry S. Gaples, Director                       *
                                                --------------------------------

James A. Hollensteiner, Director                *
                                                --------------------------------

Allan Jacobs, Director                          *
                                                --------------------------------

Raymond M. Mota, Director                       *
                                                --------------------------------

Helen Rumsa, Director                           *
                                                --------------------------------

Frank Ryskiewicz, Director                      *
                                                --------------------------------

------------------------------------
*Signed pursuant to power of attorney


By:  /s/ Fred Abdula
     -------------------------------
Fred Abdula
Attorney-in-Fact
April 27, 2005

             NORTHERN STATES FINANCIAL CORPORATION AND SUBSIDIARIES
                                   FORM 10-K/A
                      FOR THE YEAR ENDED DECEMBER 31, 2004

                                  EXHIBIT INDEX
                                  -------------

Exhibits
--------

3.1 Articles of Incorporation of the Company, as amended to date. (Filed with Company's annual report on Form 10-K for the year ended December 31, 1994 (Commission File 0-19300) and incorporated herein by reference).

3.2 Bylaws of the Company, as amended to date. (Filed with Company's quarterly report on Form 10-Q for the quarter ended and restated March 31, 2004 (Commission File 0-19300) and incorporated herein by reference).

11 Statement of Computation of per share earnings. Contained in Notes 1 and 14 to the consolidated financial statements, disclosed in the 2004 Annual Report to Stockholders (filed as Exhibit 13 to the original annual report on Form 10-K for the year ended December 31, 2004 (Commission File 0-19300)) and incorporated herein by reference.

13 Copy of portions of the Company's Annual Report to Stockholders for the year ended December 31, 2004. (Filed with Company's original annual report on Form 10-K for the year ended December 31, 2004 (Commission File 0-19300) and incorporated herein by reference.) This exhibit, except for portions thereof that have been specifically incorporated by reference into this Report, is furnished for the information of the Commission and shall not be deemed "filed" as part hereof.

14 Code of Ethics. (Filed with Company's original annual report on Form 10-K for the year ended December 31, 2003 (Commission File 0-19300) and incorporated herein by reference).

21 List of Subsidiaries. (Filed with Company's original annual report on Form 10-K for the year ended December 31, 2004 (Commission File 0-19300) and incorporated herein by reference).

31.1     Section 302 Certification of Chairman of the Board and President. *

31.2     Section 302 Certification of Vice President and Treasurer. *

32       Section 906 Certification. *

-------------------
* Filed herewith.