Form 10-Q
period 2005-03-31
NORTHERN STATES FINANCIAL CORP /DE/
filed 2005-05-10
CIK 744485

===============================================================================

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

                  For the quarterly period ended March 31, 2005

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
                                            ---            ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).     YES: XXX        NO:
                                            ---            ---


                4,295,105 shares of common stock were outstanding
                                as of May 5, 2005

              NORTHERN STATES FINANCIAL CORPORATION AND SUBSIDIARY
              ----------------------------------------------------
                                    FORM 10-Q
                                    ---------
                      FOR THE QUARTER ENDED MARCH 31, 2005
                      ------------------------------------
                                      INDEX
                                      -----

PART I.   FINANCIAL INFORMATION

   Item 1.  Financial Statements                                    Page Number

          Report of Independent Registered Public Accounting Firm........2

          Condensed Consolidated Financial Statements and Notes..........3

   Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................7

   Item 3. Quantitative and Qualitative Disclosures
              About Market Risk.........................................16

   Item 4. Controls and Procedures......................................18


PART II.   OTHER INFORMATION

   Item 1.  Legal Proceedings...........................................18

   Item 2.  Unregistered Sales of Equity Securities
              and Use of Proceeds.......................................19

   Item 3.  Defaults upon Senior Securities.............................19

   Item 4.  Submission of Matters to a Vote of Security Holders.........19

   Item 5.  Other Information...........................................19

   Item 6.  Exhibits....................................................19


   Signatures...........................................................20

EXHIBIT INDEX...........................................................21

PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1. FINANCIAL STATEMENTS
----------------------------



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Northern States Financial Corporation
Waukegan, Illinois

         We have reviewed the accompanying interim condensed consolidated balance sheet of NORTHERN STATES FINANCIAL CORPORATION as of March 31, 2005 and the condensed consolidated statements of income and cash flows for the three month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Company's management.

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


/s/ Crowe Chizek and Company LLC
--------------------------------

Oak Brook, Illinois
May 9, 2005

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2005 and December 31, 2004
(In thousands of dollars) (Unaudited)


                                                                            March 31,         December 31,
                                                                              2005               2004
                                                                            ---------         ------------
Assets
Cash and due from banks............................................          $ 22,764           $ 20,292
Interest bearing deposits in financial institutions - maturities
   less than 90 days...............................................               160                 75
Federal funds sold.................................................            19,743              8,932
                                                                             --------           --------
   Total cash and cash equivalents.................................            42,667             29,299
Securities available for sale......................................           242,289            250,929
Loans and leases...................................................           424,437            442,562
Less: Allowance for loan and lease losses..........................            (7,993)            (7,812)
                                                                             --------           --------
   Loans and leases, net...........................................           416,444            434,750
Federal Home Loan Bank and Federal Reserve Bank stock..............             2,165              2,138
Office buildings and equipment, net................................             9,220              9,313
Other real estate owned............................................             5,978              4,802
Goodwill...........................................................             9,522              9,522
Core deposit intangible asset......................................             2,666              2,782
Accrued interest receivable and other assets.......................             7,588              6,049
                                                                             --------           --------
   Total assets....................................................          $738,539           $749,584
                                                                             ========           ========
Liabilities and Stockholders' Equity
Liabilities
Deposits
   Demand - noninterest bearing....................................          $ 59,952           $ 61,907
   Interest bearing................................................           534,757            527,437
                                                                             --------           --------
      Total deposits...............................................           594,709            589,344
Securities sold under repurchase agreements........................            58,071             59,764
Federal funds purchased............................................                 0             15,000
Federal Home Loan Bank advances....................................             6,500              6,500
Advances from borrowers for taxes and insurance....................             1,350                906
Accrued interest payable and other liabilities.....................             5,351              4,888
                                                                             --------           --------
      Total liabilities............................................           665,981            676,402
Stockholders' Equity
Common stock.......................................................             1,789              1,789
Additional paid-in capital.........................................            11,584             11,584
Retained earnings..................................................            67,127             66,102
Accumulated other comprehensive loss, net..........................            (3,282)            (1,633)
Treasury stock, at cost............................................            (4,660)            (4,660)
                                                                             --------           --------
   Total stockholders' equity......................................            72,558             73,182
                                                                             --------           --------
      Total liabilities and stockholders' equity...................          $738,539           $749,584
                                                                             ========           ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      NORTHERN STATES FINANCIAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   Three months ended March 31, 2005 and 2004
           (In thousands of dollars, except per share data)(Unaudited)

                                                                Three months ended
                                                              March 31,    March 31,
                                                                 2005        2004
                                                              ---------    ---------
Interest income
   Loans (including fee income).........................        $6,503      $5,651
   Securities
      Taxable...........................................         1,903       1,918
      Exempt from federal income tax....................            83          97
   Federal funds sold and other.........................            93          95
                                                                ------      ------
      Total interest income.............................         8,582       7,761
                                                                ------      ------
Interest expense
   Time deposits........................................         2,017       1,631
   Other deposits.......................................           539         377
   Repurchase agreements, federal funds purchased
   and Federal Home Loan Bank advances..................           410         305
                                                                ------      ------
      Total interest expense............................         2,966       2,313
                                                                ------      ------
Net interest income.....................................         5,616       5,448
Provision for loan and lease losses.....................           653         250
                                                                ------      ------
Net interest income after provision for loan and lease
  losses................................................         4,963       5,198
Noninterest income
   Service fees on deposits.............................           554         619
   Trust income.........................................           194         215
   Mortgage banking income..............................            41          18
   Loss on sale of securities available for sale........          (169)          0
   Other operating income...............................           249         214
                                                                ------      ------
      Total noninterest income..........................           869       1,066
Noninterest expense
   Salaries and employee benefits.......................         2,250       2,116
   Occupancy and equipment, net.........................           508         465
   Data processing......................................           376         317
   Legal................................................            72         168
   Audit and other professional.........................           313         141
   Amortization of core deposit intangible asset........           116         116
   Other operating expenses.............................           719         454
                                                                ------      ------
      Total noninterest expense.........................         4,354       3,777
                                                                ------      ------
Income before income taxes..............................         1,478       2,487
Provision for income taxes..............................           453         826
                                                                ------      ------
Net income..............................................        $1,025      $1,661
                                                                ======      ======
Earnings per share......................................         $0.24       $0.39
Comprehensive income (loss).............................         ($624)     $3,059

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      NORTHERN STATES FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three months ended March 31, 2005 and 2004
                      (In thousands of dollars) (Unaudited)

                                                                                       Three months ended
                                                                                  March 31,          March 31,
                                                                                    2005               2004
                                                                                  ---------          ---------
Cash flows from operating activities
   Net income...........................................................           $  1,025          $   1,661
   Adjustments to reconcile net income to net cash from operating activities:
      Depreciation......................................................                134                136
      Federal Home Loan Bank stock dividends............................                (27)               (30)
      Loss on sale of securities available for sale.....................                169                  0
      Provision for loan and lease losses...............................                653                250
      Proceeds from sale of loans.......................................                 86                530
      Loans originated for sale.........................................                (86)              (203)
      Amortization of other intangible assets...........................                116                116
      Net change in accrued interest receivable and other assets........               (496)             1,939
      Net change in accrued interest payable and other liabilities......                463                641
                                                                                   --------          ---------
        Net cash from operating activities..............................              2,037              5,040
                                                                                   --------          ---------
Cash flows from investing activities
   Acquisition of subsidiary, net of cash equivalents received..........                  0               (366)
   Proceeds from sales of securities available for sale.................              6,127                  0
   Proceeds from maturities and calls of securities available for sale..             15,163            200,882
   Purchases of securities available for sale...........................            (15,511)          (166,806)
   Change in loans made to customers....................................             16,477             (2,379)
   Property and equipment expenditures..................................                (41)              (105)
                                                                                   --------          ---------
      Net cash from investing activities................................             22,215             31,226
                                                                                   --------          ---------
Cash flows from financing activities
   Net increase (decrease) in:
      Deposits..........................................................              5,365             40,389
      Securities sold under repurchase agreements and
         federal funds purchased........................................            (16,693)           (44,146)
      Advances from borrowers for taxes and insurance...................                444                484
   Federal Home Loan Bank term advances.................................             15,000                  0
   Repayment of Federal Home Loan Bank term advances....................            (15,000)                 0
                                                                                   --------          ---------
      Net cash from financing activities................................            (10,884)            (3,273)
                                                                                   --------          ---------
Net change in cash and cash equivalents.................................             13,368             32,993
Cash and cash equivalents at beginning of period........................             29,299             38,584
                                                                                   --------          ---------
Cash and cash equivalents at end of period..............................           $ 42,667          $  71,577
                                                                                   ========          =========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                                 March 31, 2005

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

         The interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes (or "notes thereto") of the Company for the years ended December 31, 2004 and 2003. The results of operations for the three month period ended March 31, 2005, are not necessarily indicative of the results to be expected for the full year.

         Net income was utilized to calculate both basic and diluted earnings per share for all periods presented. The average outstanding common shares utilized in computing basic and diluted earnings per share were 4,295,105 and 4,305,105 for the three-month periods ended March 31, 2005 and 2004. The Company had no common stock equivalents during the two periods.

         On April 17, 2002, the Company announced that its Board of Directors had approved a stock repurchase program that allows the Company to purchase up to 200,000 shares of Northern States Financial Corporation stock either in open market or private transactions. On February 19, 2003, the Company announced that its Board of Directors had approved an additional repurchase program to purchase 200,000 additional shares of its stock. During the three months ended March 31, 2005 no shares of stock were repurchased. At March 31, 2005, the Company had a total of 177,150 shares of treasury stock that it purchased under these programs. Treasury stock is carried at cost.


         Information related to common stock was as follows:

                                                  March 31,       December 31,
                                                    2005              2004
                                                  ---------       ------------
Par value per share ..........................        $0.40           $0.40
Authorized shares ............................    6,500,000       6,500,000
Issued shares ................................    4,472,255       4,472,255
Treasury shares ..............................      177,150         177,150
Outstanding shares ...........................    4,295,105       4,295,105

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------------------------------------------------------------------
AND RESULTS OF OPERATIONS
-------------------------


         The following discussion focuses on the consolidated financial condition of Northern States Financial Corporation (the "Company") at March 31, 2005 and the consolidated results of operations for the three month period ended March 31, 2005, compared with the same period of 2004. The purpose of this discussion is to provide a better understanding of the condensed consolidated financial statements of Northern States Financial Corporation and the operations of its wholly owned subsidiaries, Bank of Waukegan (the "Bank") and First State Bank of Round Lake ("First State Bank") and the Bank's wholly owned subsidiary, Northern States Community Development Corporation ("NSCDC"). This discussion should be read in conjunction with the interim condensed consolidated unaudited financial statements and notes thereto included herein.

         Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "plan," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. The Company cautions readers of this report that a number of important factors could cause the Company's actual results subsequent to March 31, 2005 to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, the potential for further deterioration in the credit quality of the Company's loan and lease portfolios, uncertainty regarding the Company's ability to ultimately recover on the surety bonds and cash held by the bankruptcy trustee relating to equipment lease pools and other loans currently on nonaccrual status, unanticipated changes in interest rates, general economic conditions, increasing regulatory compliance burdens or potential legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the Company's loan or investment portfolios, deposit flows, competition, demand for loan products and financial services in the Company's market area, and changes in accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements.

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------


OVERVIEW
--------

         At March 31, 2005, total assets were $738.5 million compared with $749.6 million at December 31, 2004. Loans and leases totaled $424.4 million at March 31, 2005, decreasing $18.1 million from year-end 2004, as borrowers paid down their loan balances. Deposits at March 31, 2005, totaled $594.7 million, increasing $5.4 million from December 31, 2004. Book value per share decreased to $16.89 per share from $17.04 per share at December 31, 2004.

         Earnings decreased $636,000 during the first quarter of 2005 to $.24 per share, or $1,025,000 as compared to $.39 per share, or $1,661,000 for the first quarter of 2004, a decline of 38.3%, primarily due to increases to impaired loans and leases. Net interest income increased $168,000 during the quarter ended March 31, 2005 compared with the same quarter last year due to the collection of $273,000 in past due interest on nonaccrual loans from one borrower through legal proceedings. The provision for loan and lease losses for the three months ended March 31, 2005 was $653,000 compared to $250,000 for the same period last year. Much of this additional provision was allocated to the impaired loans that totaled $31.9 million at March 31, 2005 as compared to $29.9 million at December 31, 2004. Included in impaired loans at March 31, 2005 are $14.8 million of loans that have been restructured to provide a reduction or deferral of principal payments due to deterioration in the financial condition of the borrowers. This is an increase of $4.1 million from $10.7 million of restructured loans at December 31, 2004.

         Noninterest income decreased $197,000 during the first quarter of 2005 as compared with the same quarter of 2004. The decrease resulted from a $169,000 loss recognized on the sale of securities available for sale. The securities were sold for liquidity purposes and provided a cash inflow of $6.1 million.

         Noninterest expense was $577,000 greater during the first quarter of 2005 compared with the same quarter last year. Salaries and employee benefits expense was greater as yearly salary increases went into effect and group insurance premiums rose. Audit and other professional expenses were $172,000 higher, primarily due to expenses associated with the Sarbanes-Oxley Section 404 internal control assessment process. The increased levels of impaired loans and leases and other real estate owned caused related expenses for collection efforts to increase during 2005 by $87,000 compared to the same period of 2004.

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

         The allowance for loan and lease losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan and lease losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan and lease loss experience, the nature and volume of the portfolio, information about specific borrower situations, estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans and leases, but the entire allowance is available for any loan or lease that, based on management's judgment, should be charged-off.

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------


         Management analyzes the adequacy of the allowance for loan and lease losses at least quarterly. Loans and leases judged to be impaired, with probable incurred loss exposure, that are no longer accruing interest, and historical net loss percentages are reviewed in the analysis of the allowance for loan and lease losses. Factors considered in assessing the adequacy of the allowance include: changes in the type and volume of the loan and lease portfolio; review of the larger credits within the subsidiary banks; historical loss experience; current economic trends and conditions; review of the present value of expected cash flows or fair value of collateral on impaired loans and leases; portfolio growth; and other factors management deems appropriate. Based on management's analysis, the allowance for loan and lease losses at March 31, 2005 is adequate to cover probable incurred credit losses.

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

         Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed for impairment quarterly and any such impairment will be recognized in the period identified.

         Other intangible assets consist of core deposit and acquired customer relationship intangible assets arising from whole bank and branch acquisitions. They are initially measured at fair value and then are amortized on the straight-line method over their estimated useful life of seven years.

FINANCIAL CONDITION
-------------------

         The Company's federal funds sold at March 31, 2005 increased $10.8 million to $19.7 million compared with $8.9 million at December 31, 2004. The Company's federal funds sold position increased as loans and leases declined $18.2 million and securities available for sale declined $8.6 million from year-end to $242.3 million at March 31, 2005. At March 31, 2005, the Company held $154.2 million in U.S. government-sponsored entity securities with call options.

         Loans and leases, at March 31, 2005, decreased $18.2 million and totaled $424.4 million as compared with $442.6 million at December 31, 2004. The decrease in loans resulted from loan repayments outpacing loan growth during the quarter. Management does not expect this trend to continue as it primarily resulted from one borrower during the quarter that paid off $16.3 million in loans while consolidating their borrowings at another financial institution. Loans to the lodging industry at March 31, 2005 totaled $26.0 million. Loan commitments have decreased $11.3 million to $103.0 million at March 31, 2005 compared with $114.3 million at December 31, 2004 as some borrowers have allowed the loan commitments issued to them to lapse. At March 31, 2005, loans to related parties totaled $3.8 million, increasing $141,000 from December 31, 2004. Loan commitments to related parties were $1,838,000 at March 31, 2005.

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------


         Accrued interest receivable and other assets increased $1.6 million at March 31, 2005 to $7.6 million as compared to $6.0 million at December 31, 2004. Accrued interest receivable increased $500,000 from year-end December 31, 2005 as interest rates increased during the quarter. Increasing interest rates caused the unrealized loss on the Company's securities available for sale portfolio at March 31, 2005 to increase $2.7 million from year-end 2004. Deferred taxes, a component of other assets, were adjusted to reflect this change and increased $1.0 million as a result.

         During the first three months of 2005, deposits increased to $594.7 million at March 31, 2005, from $589.3 million at December 31, 2004. Much of the growth is attributable to increases to brokered time deposits that totaled $82.2 million at March 31, 2005 compared with $71.3 million at December 31, 2004. Brokered time deposits are deposits placed in the Bank by a broker from depositors outside the Bank's geographic area. The brokered time deposits have rates that are generally 10 to 15 basis points greater than the rates offered to local depositors.

         Securities sold under repurchase agreements decreased by $1.7 million to $58.1 million at March 31, 2005 from $59.8 million at December 31, 2004. There were no federal funds purchased at March 31, 2005 compared to $15.0 million at December 31, 2004, indicating an increase in the Company's liquidity during the quarter. Borrowings from the Federal Home Loan Bank through term advances remained at $6.5 million at March 31, 2005.

         Included in other liabilities at March 31, 2005 is $400,000 related to estimated environmental clean-up expenses from conditions in a sale of a parcel of other real estate sold in previous years. The Company intends to seek reimbursement of these expenses from the State of Illinois that has a fund for this type of cleanup. However, there can be no assurance that the Company will be successful in obtaining any such reimbursement.

CAPITAL
-------

         Total stockholders' equity decreased $624,000 to $72.6 million during the three months ended March 31, 2005 from $73.2 million at December 31, 2004. The decrease is the result of net income of $1.0 million, less the adjustment for unrealized losses on securities available for sale, net of deferred tax, of $1.6 million.

         On a consolidated basis, the Company's total risk-based capital ratio and Tier 1 risk based capital ratio, both calculated in accordance with the regulations of the Board of Governors of the Federal Reserve System, were 12.72% and 13.97%, respectively, as of March 31, 2005. Because these ratios exceeded 6% and 10%, respectively, and the Company was not operating under any agreement, order or directive issued by the Federal Reserve requiring the Company to meet and maintain a specific level for any capital measure, the Company met the Federal Reserve's definition of "well capitalized" as of March 31, 2005.

LIQUIDITY
---------

         Liquidity management involves the ability to meet the cash flow requirements of customers. The Company needs to have proper cash flow to meet the requirements of depositors wanting to withdraw funds. Federal funds sold, interest bearing deposits in banks and available for sale securities, particularly those of shorter maturities, are principal sources of liquidity. Federal funds sold at March 31, 2005 were $19.7 million. The Company sells excess funds overnight to money center banks. The Company classifies all of its securities as available for sale, which increases the Company's flexibility in that the Company can sell any of its unpledged securities to meet liquidity requirements. Securities available for sale had a carrying value of $242.3 million at March 31, 2005, of which $151.1 million were pledged to secure public deposits and repurchase agreements.

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------


         Other sources of liquidity available to the Company for funds are deposits and borrowings. The Company also uses brokered deposits as another source of liquidity. To help ensure the ability to meet its funding needs, including any unexpected strain on liquidity, the Company has arrangements that allow it to purchase $25.0 million in federal funds from an independent bank. At March 31, 2005 the Company had no purchases of federal funds compared with $15.0 million at December 31, 2004.


RESULTS OF OPERATIONS
---------------------

NET INCOME

         Consolidated net income for the quarter ended March 31, 2005 was $1,025,000, decreasing $636,000 compared with net income of $1,661,000 for the same quarter of 2004. The annualized return on average assets was .55% for the quarter, a decrease from .85% for the same quarter the previous year. The decline in net income for the quarter is primarily the result of increases to the provision for the allowance for loan and lease losses, losses recognized on the sale of securities available for sale and increased noninterest expense.

NET INTEREST INCOME

         Net interest income, the difference between interest income on earning assets and interest expense on interest bearing liabilities, increased $168,000 or 3.1% to $5,616,000 during the three months ended March 31, 2005 compared with $5,448,000 for the same period of 2004. During the quarter ended March 31, 2005, $273,000 of interest on nonaccrual loans from one borrower was received when these loans were paid off through the legal proceedings.

         During the first three months of 2005, short-term interest rates increased, as evidenced by the prime lending rate that was 5.25% on January 1, 2005 and increased to 5.75% by March 31, 2005. During the first quarter of 2004, the prime lending rate remained at 4.00% during the entire quarter. Table 1 shows that the yield on interest earning assets increased 66 basis points to 4.92% during the first quarter of 2005 from 4.26% during the same quarter last year. In calculating the yield, the $273,000 in past due interest collected on nonaccrual loans was included. The rates on interest bearing liabilities increased 50 basis points during the first quarter of 2005 to 1.96% as compared with 1.46% during the first quarter of 2004. Interest rates on time deposits increased 58 basis points from the same quarter last year and are expected to continue to rise in 2005 based on competitive pressures. It is expected that, due to the rising time deposit interest rates and the one-time recovery of $273,000 in nonaccrual interest during the first quarter of 2005 discussed above, net interest income during the second quarter of 2005 will decline when compared to the first quarter of 2005.

ASSET QUALITY AND THE PROVISION FOR LOAN AND LEASE LOSSES

         Management, with the concurrence of the Board of Directors, after carefully reviewing the adequacy of the allowance for loan and lease losses and the levels of nonperforming and impaired loans and leases, found that a $653,000 provision for loan and lease losses was necessary for the three months ended March 31, 2005 compared with $250,000 for the same period of 2004. Deterioration in the credit quality of loans at the Bank was the reason for the increased provision during the first quarter of 2005. The majority of the increased provision for loan and lease losses during the first quarter of 2005 resulted from allocations made to a borrower's $4.2 million of loans that are secured by motels. These loans have been restructured because of deterioration in the borrower's financial condition and declining occupancy rates at the motels. At March 31, 2005, these loans are classified as impaired loans.

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------

                                    TABLE 1

                      NORTHERN STATES FINANCIAL CORPORATION
              ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES
    For the Three Months Ended March 31, 2005 and 2004 - Rates are Annualized
                                    ($ 000s)

                                                  2005                         2004
                                      ---------------------------- --------------------------
                                      Average                      Average
                                      Balance    Interest  Rate    Balance   Interest   Rate
                                      --------   --------  -----   --------  --------  ------
Assets
  Loans (1)(2)(3)                     $436,189    $6,521   5.98%   $428,041    $5,675   5.30%
  Taxable securities (4)               238,186     1,903   3.15%    256,390     1,918   2.99%
  Tax advantaged securities (2)(4)      10,048       126   5.03%     11,001       147   5.48%
  Federal funds sold                    15,005        93   2.48%     39,685        95    .96%
                                      --------    ------   -----   --------    ------  ------

   Interest earning assets (4)         699,428     8,643   4.92%    735,117     7,835   4.26%
  Noninterest earning assets            47,181                       44,796
                                      --------                     --------

   Average assets                     $746,609                     $779,913
                                      ========                     ========

Liabilities and stockholders'
  equity
  NOW deposits                        $ 63,556    $  116   0.73%   $ 61,159    $   82   0.54%
  Money market deposits                 63,611       238   1.50%     68,415       145   0.85%
  Savings deposits                      82,990       185   0.89%     81,783       150   0.73%
  Time deposits                        325,817     2,017   2.48%    344,121     1,631   1.90%
  Other borrowings                      69,095       410   2.37%     78,470       305   1.55%
                                      --------    ------   -----   --------    ------  ------

    Total interest bearing
        liabilities                    605,069     2,966   1.96%    633,948     2,313   1.46%
                                                  ------   -----               ------  ------
  Demand deposits                       62,119                       62,503
  Other noninterest bearing
    liabilities                          5,860                        6,167
  Stockholders' equity                  73,561                       77,295
                                      --------                     --------
    Average liabilities and
       Stockholders' equity           $746,609                     $779,913
                                      ========                     ========
    Net interest income                           $5,677                       $5,522
                                                  ======                       ======
    Net yield on interest
      earning assets (4)                                   3.23%                        3.01%
                                                          ======                       ======
    Interest-bearing liabilities
      to earning assets ratio                             86.12%                       86.26%
                                                          ======                       ======

(1) - Interest income on loans includes loan origination fees of $99 and $106 for the three months ended March 31, 2005 and 2004.
(2) - Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34% rate.
(3) - Non-accrual loans are included in average loans.
(4) - Rate information was calculated on the average amortized cost for securities. For the three months ended March 31, 2005 and 2004 average balance information includes an average unrealized gain (loss) for taxable securities of ($3,214) and ($69) and for tax-advantaged securities of $35 and $262.

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------


         At March 31, 2005, the Company had $3.0 million of its allowance for loan and lease losses allocated to nonperforming lease pools totaling $11.3 million that were placed on nonaccrual status at June 30, 2002. The $11.3 million in lease pools were purchased in late 2000 and 2001 from Commercial Money Center, a now bankrupt equipment leasing company, and are secured by equipment and carry surety bonds that were designed to provide protection against losses from defaults on these lease pools. The sureties are Illinois Union Insurance Company, a wholly owned subsidiary of Ace Limited Insurance Company, and RLI Insurance Company. The Company is continuing its efforts to collect on these leases from the sureties through litigation. The sureties have asserted certain defenses against having to pay under the surety bonds. No assurance can be given as to the exact amounts that will be ultimately collected from the bankruptcy trustee and the sureties.

         Since the beginning of the bankruptcy, payments by the underlying obligors on the lease pools have been held by the lease servicer at the direction of the bankruptcy trustee. The Company's portion of these held payments at March 31, 2005 is approximately $1.5 million. In the second quarter of 2004, the bankruptcy trustee brought suit against financial institutions that had participated in the various lease pools, including the Company, alleging that the position of the Company and the other participants in the lease pools should be no better than that of unsecured creditors. In September 2004, the bankruptcy judge directed all parties to engage in mediation, which occurred later that month. The parties are now attempting to negotiate a settlement based on the mediation. A final resolution of these bankruptcy matters is expected in the third quarter of 2005.

         At March 31, 2005, the allowance for loan and lease losses was $7,993,000 or 1.89% of loans and leases as compared with $7,812,000 or 1.77% of total loans and leases at December 31, 2004. During the first quarter of 2005, $536,000 in loans were charged off against the allowance compared with $1,508,000 during the same period last year. Of the $536,000 charged off during the first three months of 2005, the Company had specific loss allocations of $590,000 at December 31, 2004. There was $64,000 in recoveries of loans previously charged off during the first three months of 2005 compared with $4,000 in recoveries during the same period in 2004.

         Nonperforming loans and leases, which include loans and leases on nonaccrual status in addition to loans and leases 90 days or more past due and still accruing interest, were $17.2 million at March 31, 2005 or 4.06% of total loans and leases as compared with $19.5 million at December 31, 2004 or 4.40% of loans and leases. The decrease in nonperforming loans and leases is primarily the result of the charge off of $536,000 of loans and the transfer of $1.2 million in nonperforming loans to other real estate owned through foreclosure. Also decreasing nonperforming loans from year-end was the collection and payoff of $835,000 in nonaccrual loans brought about by collection efforts.

         Included as part of the $17.2 million of nonperforming loans at March 31, 2005 were the $11.3 million in nonaccrual lease pools previously discussed and a $4.3 million nonaccrual loan that is for a 90-unit condominium construction project. The Company participated in this 90-unit condominium construction project with other financial institutions and only has a portion of the total loan. The construction project has experienced substantial cost overruns and the principal borrowers have declared bankruptcy. The participating financial institutions have begun foreclosure procedures. The construction project has been completed with 68 of the 90 units having been sold and occupied. The proceeds from the sale of these units are being held in escrow pending the resolution of the bankruptcy and foreclosure litigation. This litigation is not expected to be concluded prior to year-end 2005.

         Impaired loans and leases at March 31, 2005 totaled $31.9 million. The Company considers a loan or lease impaired if full principal and interest will not be collected under the contractual terms of the note. Nonaccrual loans and leases are included as impaired. Impaired loans and leases are carried at the present value of expected cash flows discounted at the loan's effective interest rate or at the fair value of the collateral, if the loan or lease is collateral dependent. Included as impaired loans at March 31, 2005 are

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------


$14.8 million of restructured loans. The amount of the allowance for loan and lease losses specifically allocated for impaired loans and leases was $5.3 million at March 31, 2005.

         Another component of nonperforming assets is other real estate owned, consisting of assets acquired through loan foreclosure and repossession. The fair value of other real estate owned is reviewed by management at least quarterly to help ensure the reasonableness of its carrying value, which is lower of cost or the fair value less estimated selling costs. During the quarter ended March 31, 2005, two properties were transferred into other real estate owned totaling $1.2 million. One property was a foreclosed motel that has a fair value of $1.1 million and another property with a fair value of $126,000. At March 31, 2005, other real estate owned totaled $6.0 million. One major piece of property reported as other real estate owned is carried at the amount of $1,783,000 and was acquired by the Bank of Waukegan through the receipt of a deed in lieu of foreclosure in 1987. The parcel consists of approximately 525,000 square feet of land situated on Lake Michigan in Waukegan, Illinois. The Bank carries this property in its fully owned subsidiary, Northern States Community Development Corporation ("NSCDC"). For purposes of financial reporting, NSCDC is consolidated into the Bank's financial statements and the Company carries this property as other real estate owned. This subsidiary was formed for the purpose of developing and selling this parcel as part of the City of Waukegan's lakefront development plans. Proposals under discussion for use of this property include the building of a minor league baseball park and condominiums. The Company also took title to a local office building in 2004, valued at $1.2 million, that secured loans to a business that went bankrupt and the Company also has title to two motels, valued together at $1.5 million. The Company is actively attempting to sell all of these properties.

NONINTEREST INCOME

         Noninterest income for the three months ended March 31, 2005 was $869,000 decreasing $197,000 as compared with $1,066,000 for the three months ended March 31, 2004. The decrease was primarily attributable to loss of $169,000 on the sale of securities available for sale that had been carried at $6.3 million prior to the sale. The securities were sold for liquidity purposes.

NONINTEREST EXPENSE

         Noninterest expense for the quarter ended March 31, 2005 was $4,354,000, increasing $577,000 from the same quarter last year. The Company's efficiency ratio, noninterest expense divided by the sum of net interest income and noninterest income, was 65.43% (disregarding the securities losses) for the first quarter of 2005 as compared with 57.98% for the same quarter of 2004. Increased salaries and employee benefits and audit and other professional fees were the primary factors affecting noninterest expense.

         Salary and employee benefits were $134,000 greater during the first quarter of 2005 compared to the same period last year as annual salary increases went into effect in January 2005. Continued increases to group insurance premiums also contributed to the increase.

         Audit and other nonlegal professional fees increased during the first quarter of 2005 by $172,000 totaling $313,000 as compared with $141,000 for same quarter last year. These fees are the result of the Company's efforts to comply with Section 404 of the Sarbanes-Oxley Act. This additional work necessitated that the Company hire consultants to assist management with its assessment of its internal controls. The Company's outside auditors are required to do testing of the Company's internal controls in order to attest to the effectiveness of the Company's internal controls over financial reporting. It is expected that audit and other professional fees will continue to be at higher levels during the remaining quarters of 2005 than they were in 2004 as the Sarbanes-Oxley
Section 404 assessment must be performed annually and the Company has chosen to outsource a majority of its internal audit work.

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------


         Other operating expenses were $719,000 for the first quarter of 2005, increasing $265,000 compared with the first quarter of 2004. The Bank had increases of $87,000 to loan and collection expenses and other real estate owned expenses due to increases in impaired loans and the transfer of $1.2 million of loans to other real estate owned. The Bank's FDIC assessment rate was increased during 2005 and FDIC expense for the quarter ended March 31, 2005 increased $41,000 as compared with the same period last year. Operating losses from check forgeries and fraud increased $43,000 during the first quarter of 2005, as during the first quarter of 2004 there had been a recovery of $48,000.

         Occupancy expenses increased $43,000, data processing expense increased $59,000 and legal expenses declined $96,000 during the three months ended March 31, 2005 compared with the same period last year. Increased maintenance expenses related to buildings and equipment as it has aged account for the increase in occupancy expenses. The increase in data processing expense is the result of the outsourcing of the Company's item processing function in April 2004. Legal expenses declined as the Company received a reimbursement of $83,000 in legal fees previously expensed for collection efforts on nonaccrual loans.

FEDERAL AND STATE INCOME TAXES

         For the three months ended March 31, 2005, the Company's income tax expense was $453,000 compared with income tax expense of $826,000 for the same three months last year. As a percentage of pre-tax income, tax expense was 30.7% for the first quarter of 2005 and 33.2% for the first quarter of 2004. The tax rate declined during the first quarter of 2005, as a larger percentage of pre-tax income was not taxable for state purposes due to interest earned on the Company's U.S. agency securities portfolio.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS
----------------------------------------------------------

         The Company has contractual obligations that may not appear on the balance sheet. The largest of these obligations are commitments to make loans or extend credit through stand-by letters of credit. Many of the commitments expire without being used. Table 2 presents the Company's significant fixed and determinable contractual obligations as of March 31, 2005, by payment date. The payment amounts in Table 2 represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts or similar carrying amount adjustments.


                                     TABLE 2

                      NORTHERN STATE FINANCIAL CORPORATION
                CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT
                 LIABILITIES AND OFF-BALANCE SHEET ARRANGEMENTS
                              As of March 31, 2005
                                    ($ 000s)


                                                  Greater than      Greater than
                                                 1 yr. and less    3 yrs. and less
                                     One year     than or equal     than or equal      Greater than
Contractual obligations              or less       to 3 yrs.          to 5 yrs.            5 yrs.       Total
                                     --------    --------------    ---------------     ------------    --------
Long-term debt
   Federal Home Loan Bank advance    $      0       $ 6,500             $  0                $0         $  6,500
   Time deposits                      293,689        36,727              130                 0          330,546

Other contractual obligations
   Standby letters of credit            4,345             0                0                 0            4,345
   Community Reinvestment Act
      Investment commitment                42           395              272                 0              709

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

         Table 3 shows how interest rate shocks of decreasing rates 2% and increasing rates 2% affect the fair value of the Company's financial instruments at March 31, 2005 and December 31, 2004. The computer simulation model used to do the interest rate shocks and calculate the effect on the fair value of the Company's financial instruments takes into consideration maturity and repricing schedules of the various assets and liabilities as well as call provisions on the Company's securities. At March 31, 2005 the fair value of securities available for sale increases $7.0 million when rates are shocked downward 2% while the fair value decreases $9.2 million for a 2% upward rate shock. The change in fair value of securities is smaller when rates are shocked down because there were call provisions on $154.2 million of the U.S. Government agency securities at March 31, 2005. At March 31, 2005 the fair value of the Company's financial asset instruments was $702.8 million compared to the fair value on the Company's financial asset instruments at December 31, 2004 of $717.1 million.

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------


                                     TABLE 3

                      NORTHERN STATES FINANCIAL CORPORATION
               EFFECT OF INTEREST SHOCKS ON FINANCIAL INSTRUMENTS
                              as of March 31, 2005

                                     ($000s)

                                                         Fair Value at March 31, 2005
                                                    ---------------------------------------
                                                    Down 2%        Current          Up 2%
                                                    --------       --------        --------
Assets
    Cash and cash equivalents                       $ 42,669       $ 42,667        $ 42,665
    Securities available for sale                    249,296        242,289         233,092
    Loans and leases                                 425,343        413,671         402,680
    Federal Home Loan Bank and Federal
        Reserve Bank stock                             2,015          2,015           2,015
    Accrued interest receivable                        3,947          3,947           3,947

Financial liabilities:
    Deposits                                        $596,153       $591,959        $588,165
    Securities sold under repurchase agreements
        and other short-term borrowings               58,067         58,044          58,022
    Federal Home Loan Bank term advance                6,591          6,299           6,020
    Advances from borrowers for taxes and insurance    1,350          1,350           1,350
    Accrued interest payable                           2,352          2,352           2,352


                                                         Fair Value at December 31, 2004
                                                    ---------------------------------------

                                                    Down 2%        Current          Up 2%
                                                    --------       --------        --------
Assets
    Cash and cash equivalents                       $ 29,300       $ 29,299        $ 29,298
    Securities available for sale                    257,458        250,929         239,934
    Loans and leases                                 444,563        431,293         418,867
    Federal Home Loan Bank and Federal
        Reserve Bank stock                             2,138          2,138           2,138
    Accrued interest receivable                        3,447          3,447           3,447

Financial liabilities:
    Deposits                                        $591,376       $587,529        $583,996
    Securities sold under repurchase agreements
        and other short-term borrowings               59,747         59,636          59,526
    Federal funds purchased                           15,000         15,000          15,000
    Federal Home Loan Bank term advance                6,680          6,356           6,048
    Advances from borrowers for taxes and insurance      906            906             906
    Accrued interest payable                           2,140          2,140           2,140

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

         There was no change in the Company's internal control over financial reporting that occurred during the first quarter of 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         As previously disclosed, on May 5, 2004, the bankruptcy trustee for Commercial Money Center and its affiliate brought suit in the United States Bankruptcy Court Southern District of California (San Diego) against financial institutions owning the various lease pools, including the Company, in an attempt to make the financial institutions unsecured creditors (Adversary Proceeding 04-90139-JH), alleging, among other things, that the Bank of Waukegan failed to timely file Form UCC-1 Financing Statements relating to the acquisition of certain rights associated with individual lease pools and property.

         At March 31, 2005, the bankruptcy trustee continues to hold approximately $1.5 million of payments on the Company's lease pools that the Company had previously expected would be paid to the Company by the bankruptcy trustee. In September 2004, the bankruptcy judge directed all parties to engage in mediation, which occurred later that month. The parties are now attempting to negotiate a settlement based on the mediation. A final resolution of these matters is expected in the third quarter of 2005.

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

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

ITEM 2. UNREGISTED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
-----------------------------------------------------------------

ISSUER PURCHASES OF EQUITY SECURITIES

         There were no purchases made by, or on behalf of, the Company of shares of the Company's common stock during the quarterly period ended March 31, 2005.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         None



ITEM 5.  OTHER INFORMATION
--------------------------

         None


ITEM 6.  EXHIBITS
-----------------

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

     Exhibit 31.1 Section 302 Certification of Chairman of the Board and President.

     Exhibit 31.2 Section 302 Certification of Vice President and Treasurer.

     Exhibit 32.1 Section 906 Certification.

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------
                                    FORM 10-Q
                                    ---------
                                 MARCH 31, 2005
                                 --------------


                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized, on this 9th day of May, 2005.



NORTHERN STATES FINANCIAL CORPORATION
            (Registrant)





Date:       May 9, 2005                  By:     /s/ Fred Abdula
      -------------------------             ------------------------------------
                                               Fred Abdula
                                               Chairman of the Board of
                                               Directors and President



Date:       May 9, 2005                  By:    /s/ Thomas M. Nemeth
      -------------------------             ------------------------------------
                                               Thomas M. Nemeth
                                               Vice President and Treasurer

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------
                                    FORM 10-Q
                                    ---------
                                 MARCH 31, 2005
                                 --------------


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