Form 10-Q
period 2005-06-30
NORTHERN STATES FINANCIAL CORP /DE/
filed 2005-08-09
CIK 744485

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

                  For the quarterly period ended June 30, 2005

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


                4,295,105 shares of common stock were outstanding
                              as of August 9, 2005

              NORTHERN STATES FINANCIAL CORPORATION AND SUBSIDIARY
              ----------------------------------------------------
                                    FORM 10-Q
                                    ---------
                       FOR THE QUARTER ENDED JUNE 30, 2005
                       -----------------------------------
                                      INDEX
                                      -----


PART I.    FINANCIAL INFORMATION

                                                                   Page Number
   Item 1. Financial Statements

           Report of Independent Registered Public Accounting Firm........ 2

           Condensed Consolidated Financial Statements and Notes.......... 3

   Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................... 7

   Item 3. Quantitative and Qualitative Disclosures
              About Market Risk...........................................19

   Item 4. Controls and Procedures........................................21


PART II.   OTHER INFORMATION

   Item 1. Legal Proceedings..............................................21

   Item 2. Unregistered Sales of Equity Securities
              and Use of Proceeds.........................................22

   Item 3. Defaults upon Senior Securities................................22

   Item 4. Submission of Matters to a Vote of Security Holders............22

   Item 5. Other Information..............................................22

   Item 6. Exhibits.......................................................23


   Signatures.............................................................24

EXHIBIT INDEX.............................................................25

PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1. FINANCIAL STATEMENTS
----------------------------


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Northern States Financial Corporation
Waukegan, Illinois

         We have reviewed the accompanying interim condensed consolidated balance sheet of NORTHERN STATES FINANCIAL CORPORATION as of June 30, 2005, the condensed consolidated statements of income for the three and six month periods ended June 30, 2005 and 2004 and the condensed statements of cash flows for the six month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Company's management.

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


  /s/ Crowe Chizek and Company LLC
----------------------------------

Oak Brook, Illinois
August 4, 2005

NORTHERN STATES FINANCIAL CORPORATION
-------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------
June 30, 2005 and December 31, 2004
(In thousands of dollars) (Unaudited)


                                                                    June 30,     December 31,
         Assets                                                      2005            2004
         ------                                                    ---------     -----------
Cash and due from banks.......................................      $ 30,379       $ 20,292
Interest bearing deposits in financial institutions -
   maturities less than 90 days...............................            97             75
Federal funds sold............................................        34,873          8,932
                                                                    --------       --------
   Total cash and cash equivalents............................        65,349         29,299
Securities available for sale.................................       249,257        250,929
Loans and leases..............................................       407,897        442,562
Less:  Allowance for loan and lease losses....................        (8,008)        (7,812)
                                                                    --------       --------
   Loans and leases, net......................................       399,889        434,750
Federal Home Loan Bank and Federal Reserve Bank stock.........         2,192          2,138
Office buildings and equipment, net...........................         9,388          9,313
Other real estate owned.......................................         4,911          4,802
Goodwill......................................................         9,522          9,522
Core deposit intangible asset.................................         2,550          2,782
Accrued interest receivable and other assets..................         7,290          6,049
                                                                    --------       --------
   Total assets...............................................      $750,348       $749,584
                                                                    ========       ========

   Liabilities and Stockholders' Equity
Liabilities
Deposits
   Demand - noninterest bearing...............................      $ 61,187       $ 61,907
   Interest bearing...........................................       546,785        527,437
                                                                    --------       --------
      Total deposits..........................................       607,972        589,344
Securities sold under repurchase agreements...................        58,075         59,764
Federal funds purchased.......................................             0         15,000
Federal Home Loan Bank advances...............................         6,500          6,500
Advances from borrowers for taxes and insurance...............           963            906
Accrued interest payable and other liabilities................         5,202          4,888
                                                                    --------       --------
      Total liabilities.......................................       678,712        676,402

Stockholders' Equity
Common stock..................................................         1,789          1,789
Additional paid-in capital....................................        11,584         11,584
Retained earnings.............................................        65,352         66,102
Accumulated other comprehensive loss, net.....................        (2,429)        (1,633)
Treasury stock, at cost.......................................        (4,660)        (4,660)
                                                                    --------       --------
   Total stockholders' equity.................................        71,636         73,182
                                                                    --------       --------
      Total liabilities and stockholders' equity..............      $750,348       $749,584
                                                                    ========       ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
-------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
-------------------------------------------
Three and six months ended June 30, 2005 and 2004
(In thousands of dollars, except per share data) (Unaudited)


                                                            Three Months Ended          Six Months Ended
                                                          June 30,      June 30,     June 30,      June 30,
                                                            2005          2004         2005          2004
                                                        ----------    ----------   ----------    ----------
Interest income
   Loans (including fee income)......................     $6,369        $5,728       $12,872       $11,379
   Securities
      Taxable........................................      1,908         1,912         3,811         3,830
      Exempt from federal income tax.................         77            96           160           193
   Federal funds sold and other......................        301            73           394           168
                                                          ------        ------       -------       -------
      Total interest income..........................      8,655         7,809        17,237        15,570
                                                          ------        ------       -------       -------
Interest expense
   Time deposits.....................................      2,482         1,747         4,499         3,378
   Other deposits....................................        630           387         1,169           764
   Repurchase agreements, federal funds purchased
      and Federal Home Loan Bank advances............        430           256           840           561
                                                          ------        ------       -------       -------
      Total interest expense.........................      3,542         2,390         6,508         4,703
                                                          ------        ------       -------       -------
Net interest income..................................      5,113         5,419        10,729        10,867
Provision for loan and lease losses..................         75         2,300           728         2,550
                                                          ------        ------       -------       -------
Net interest income after provision for loan and
   lease losses......................................      5,038         3,119        10,001         8,317
Noninterest income
   Service fees on deposits..........................        602           631         1,156         1,250
   Trust income......................................        190           175           384           390
   Loss on sale of securities available for sale.....          0             0          (169)            0
   Other operating income............................        319           307           609           539
                                                          ------        ------       -------       -------
      Total noninterest income.......................      1,111         1,113         1,980         2,179
                                                          ------        ------       -------       -------
Noninterest expense
   Salaries and employee benefits....................      2,222         2,141         4,472         4,257
   Occupancy and equipment, net......................        525           490         1,033           955
   Data processing...................................        346           379           722           696
   Legal.............................................        102           181           174           349
   Audit and other professional......................        303           137           616           278
   Amortization of core deposit intangible asset.....        116           116           232           232
   Write-down of other real estate owned.............      1,067             0         1,067             0
   Other operating expenses..........................        676           631         1,395         1,085
                                                          ------        ------       -------       -------
      Total noninterest expense......................      5,357         4,075         9,711         7,852
                                                          ------        ------       -------       -------
Income before income taxes...........................        792           157         2,270         2,644
Provision for income taxes...........................        205           (85)          658           741
                                                          ------        ------       -------       -------
Net income...........................................     $  587        $  242       $ 1,612       $ 1,903
                                                          ======        ======       =======       =======
Earnings per share...................................     $ 0.14        $ 0.06       $  0.38       $  0.44
Comprehensive income (loss)..........................     $1,440       ($3,866)      $   816      ($   807)

         The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
-------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------
Six months ended June 30, 2005 and 2004
(In thousands of dollars) (Unaudited)

                                                                       Six Months Ended
                                                                     June 30,    June 30,
                                                                       2005        2004
                                                                     --------   ---------
Cash flows from operating activities
   Net income.....................................................   $ 1,612     $ 1,903
   Adjustments to reconcile net income to net cash from
      operating activities:
      Depreciation................................................       269         273
      Federal Home Loan Bank stock dividends......................       (54)        (59)
      Loss on sale of securities available for sale...............       169           0
      Provision for loan and lease losses.........................       728       2,550
      Write-down of other real estate owned.......................     1,067           0
      Deferred loan fees..........................................       (84)         46
      Proceeds from sale of loans.................................       276       1,164
      Loans originated for sale...................................      (276)       (837)
      Amortization of other intangible assets.....................       232         232
      Net change in accrued interest receivable and other
        assets....................................................      (738)        552
      Net change in accrued interest payable and other
        liabilities...............................................       314         575
                                                                     -------     -------
        Net cash from operating activities........................     3,515       6,399
                                                                     -------     -------
Cash flows from investing activities
   Acquisition of subsidiary, net of cash equivalents received....         0        (366)
   Proceeds from sales of securities available for sale...........     6,127           0
   Proceeds from maturities and calls of securities available
      for sale....................................................    22,555     375,261
   Purchases of securities available for sale.....................   (28,478)   (366,992)
   Change in loans made to customers..............................    33,041     (14,064)
   Property and equipment expenditures............................      (344)       (240)
                                                                     -------     -------
      Net cash from investing activities..........................    32,901      (6,401)
                                                                     -------     -------
Cash flows from financing activities
   Net increase (decrease) in:
      Deposits....................................................    18,628      50,599
      Securities sold under repurchase agreements and federal
        funds purchased...........................................   (16,689)    (45,380)
      Advances from borrowers for taxes and insurance.............        57          99
   Federal Home Loan Bank advances................................    15,000           0
   Repayment of Federal Home Loan Bank advances...................   (15,000)          0
   Dividends paid.................................................    (2,362)     (2,368)
                                                                     -------     -------
      Net cash from financing activities..........................      (366)      2,950
                                                                     -------     -------
Net change in cash and cash equivalents...........................    36,050       2,948
Cash and cash equivalents at beginning of period..................    29,299      38,584
                                                                     -------     -------
Cash and cash equivalents at end of period........................   $65,349     $41,532
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

                                  June 30, 2005

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

         The interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes (or "notes thereto") of the Company for the years ended December 31, 2004 and 2003. The results of operations for the three and six month periods ended June 30, 2005, are not necessarily indicative of the results to be expected for the full year.

         Net income was utilized to calculate both basic and diluted earnings per share for all periods presented. The average outstanding common shares utilized in computing basic and diluted earnings per share were 4,295,105 and 4,305,105 for the three and six month periods ended June 30, 2005 and 2004, respectively. The Company had no common stock equivalents during the two periods.

         On April 17, 2002, the Company announced that its Board of Directors had approved a stock repurchase program that allows the Company to purchase up to 200,000 shares of Northern States Financial Corporation stock either in open market or private transactions. On February 19, 2003, the Company announced that its Board of Directors had approved an additional repurchase program to purchase 200,000 additional shares of its stock. During the three and six months ended June 30, 2005 no shares of stock were repurchased. At June 30, 2005, the Company had a total of 177,150 shares of treasury stock that it purchased under these programs. Treasury stock is carried at cost.


         Information related to common stock was as follows:

                                         June 30,        December 31,
                                          2005               2004
                                         -------         -----------

        Par value per share........    $     0.40        $     0.40
        Authorized shares..........     6,500,000         6,500,000
        Issued shares..............     4,472,255         4,472,255
        Treasury shares............       177,150           177,150
        Outstanding shares.........     4,295,105         4,295,105

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------------------------------------------------------------------
AND RESULTS OF OPERATIONS
-------------------------


         The following discussion focuses on the consolidated financial condition of Northern States Financial Corporation (the "Company") at June 30, 2005 and the consolidated results of operations for the three and six month periods ended June 30, 2005, compared with the same period of 2004. The purpose of this discussion is to provide a better understanding of the condensed consolidated financial statements of Northern States Financial Corporation and the operations of its wholly owned subsidiaries, Bank of Waukegan (the "Bank") and First State Bank of Round Lake ("First State Bank") and the Bank's wholly owned subsidiary, Northern States Community Development Corporation ("NSCDC"). This discussion should be read in conjunction with the interim condensed consolidated unaudited financial statements and notes thereto included herein.

         Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "plan," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. The Company cautions readers of this report that a number of important factors could cause the Company's actual results subsequent to June 30, 2005 to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, the potential for further deterioration in the credit quality of the Company's loan and lease portfolios, uncertainty regarding the Company's ability to ultimately recover on the surety bonds relating to equipment lease pools and other loans currently on nonaccrual status, the Company's ability to timely and sufficiently address the concerns and implement the changes required by its regulators under the memorandum of understanding, unanticipated changes in interest rates, general economic conditions, increasing regulatory compliance burdens or potential legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the Company's loan or investment portfolios, deposit flows, competition, demand for loan products and financial services in the Company's market area, and changes in accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements.

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                           AND RESULTS OF OPERATIONS
                           -------------------------


OVERVIEW
--------

         At June 30, 2005, total assets were $750.3 million compared with $749.6 million at December 31, 2004. Loans and leases totaled $407.9 million at June 30, 2005, decreasing $34.7 million from year-end 2004, as borrowers paid down their loan balances and loan demand declined. Deposits at June 30, 2005, totaled $608.0 million, increasing $18.6 million from December 31, 2004. Book value per share decreased to $16.68 per share from $17.04 per share at December 31, 2004.

         Earnings increased $345,000 during the second quarter of 2005 to $.14 per share, or $587,000 as compared with $.06 per share, or $242,000 for the second quarter of 2004. Earnings during the second quarter of 2005 were positively affected by a reduced provision to the allowance for loan and lease losses. The provision for loan and lease losses during the second quarter of 2005 was $75,000 as compared with $2.3 million during the second quarter of 2004 when most of that period's provision had been allocated to nonperforming lease pools originated by Commercial Money Center that then totaled $11.3 million. A write-down of $1.1 million was taken during the second quarter of 2005 on other real estate owned to reflect the current market value of those properties. The decline in loans during 2005 has contributed to a decline in net interest income during the second quarter of 2005, which was $306,000 less than the same quarter of 2004.

         Net income for the six months ended June 30, 2005 was $.38 per share or $1,612,000 as compared with $.44 per share or $1,903,000 for the six months ended June 30, 2004. Net interest income declined $138,000 during the first six months of 2005 compared to the same period of 2004, primarily due to the decline in interest earning assets. The provision for loan and lease losses during the first half of 2005 was $728,000 compared with $2.6 million for the same period of 2004, a decline of $1.8 million. Noninterest income decreased $199,000 during the first six months of 2005 as compared with the same period of 2004, primarily due to a $169,000 loss recognized during the first half of 2005 on the sale of securities available for sale. Noninterest expense was $1.9 million greater during the six months ended June 30, 2005 compared with the same six months of 2004 with the majority of the increase resulting from the $1.1 million write-down of other real estate owned.

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

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                           AND RESULTS OF OPERATIONS
                           -------------------------


         Management analyzes the adequacy of the allowance for loan and lease losses at least quarterly. Loans and leases judged to be impaired, with probable incurred loss exposure, that are no longer accruing interest, and historical net loss percentages are reviewed in the analysis of the allowance for loan and lease losses. Factors considered in assessing the adequacy of the allowance include: changes in the type and volume of the loan and lease portfolio; review of the larger credits within the subsidiary banks; historical loss experience; current economic trends and conditions; review of the present value of expected cash flows or fair value of collateral on impaired loans and leases; portfolio growth; and other factors management deems appropriate. Based on management's analysis, the allowance for loan and lease losses at June 30, 2005 is adequate to cover probable incurred credit losses.

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

FINANCIAL CONDITION
-------------------

         The Company's federal funds sold at June 30, 2005 increased $25.9 million to $34.8 million compared with $8.9 million at December 31, 2004. The Company's federal funds sold position increased as loans and leases declined $34.7 million while deposits grew $18.6 million from year-end. At June 30, 2005, the Company's securities available for sale totaled $249.3 million, which included $159.0 million in U.S. government-sponsored entity securities with call options.

         Loans and leases at June 30, 2005, decreased $34.7 million and totaled $407.9 million as compared with $442.6 million at December 31, 2004. The decrease in loans resulted from loan repayments outpacing loan growth during the first half of 2005. One borrower paid off $16.3 million in loans while consolidating their borrowings at another financial institution. Loans to the lodging industry at June 30, 2005 totaled $24.7 million. Loan commitments have decreased $30.3 million to $84.0 million at June 30, 2005 compared with $114.2 million at December 31, 2004 as some borrowers have allowed the loan commitments issued to them to lapse. The Company is planning on increasing its lending staff to reverse this trend and increase its loan portfolio. At June 30, 2005, loans to related parties totaled $3.0 million, decreasing $672,000 from December 31, 2004. Loan commitments to related parties were $2.6 million at June 30, 2005.

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                           AND RESULTS OF OPERATIONS
                           -------------------------


         During the first six months of 2005, deposits increased to $608.0 million at June 30, 2005, from $589.3 million at December 31, 2004. Much of the growth is attributable to increases in brokered time deposits, which totaled $96.8 million at June 30, 2005 compared with $71.3 million at December 31, 2004. Brokered time deposits are deposits placed in the Bank by a broker from depositors outside the Bank's geographic area. The brokered time deposits have rates that are generally 10 to 15 basis points greater than the rates offered to local depositors. It is expected that during the third quarter of 2005, as these brokered deposits mature, the Company will choose not to renew these deposits as the decreases in loans have lessened the need for these funds. At June 30, 2005, deposits from related parties totaled $11.7 million compared with $11.4 million at December 31, 2004.

         Securities sold under repurchase agreements decreased by $1.7 million to $58.1 million at June 30, 2005 from $59.8 million at December 31, 2004. Securities sold under repurchase agreements from related parties totaled $11.7 million at June 30, 2005. There were no federal funds purchased at June 30, 2005 compared to $15.0 million at December 31, 2004, indicating an increase in the Company's liquidity during the first half of 2005. Borrowings from the Federal Home Loan Bank through term advances remained at $6.5 million at June 30, 2005.

         Included in other liabilities at June 30, 2005 is $400,000 related to estimated environmental clean-up expenses from conditions of a parcel of other real estate sold in previous years. The Company intends to seek reimbursement of these expenses from the State of Illinois that has a fund for this type of cleanup. However, there can be no assurance that the Company will be successful in obtaining any such reimbursement.

CAPITAL
-------

         Total stockholders' equity decreased $1.6 million to $71.6 million during the six months ended June 30, 2005. The decrease is the result of net income of $1.6 million, less the adjustment for unrealized losses on securities available for sale, net of deferred tax, of $796,000, less the cash dividend paid to stockholders of $.55 per share that amounted to $2.4 million. Book value per share of Company stock was $16.68 at June 30, 2005 as compared with $17.04 at December 31, 2004.

         On a consolidated basis, the Company's tier 1 to total assets ratio and total capital to assets ratio, on a risk adjusted basis, both calculated in accordance with the regulations of the Board of Governors of the Federal Reserve System, were 8.35% and 13.65%, respectively, as of June 30, 2005.

LIQUIDITY
---------

         Liquidity management involves the ability to meet the cash flow requirements of customers. The Company needs to have proper cash flow to meet the requirements of depositors wanting to withdraw funds. The Company's liquidity position has improved since December 31, 2004 as measured by increases in the amount of federal funds sold, decreases in the amount of pledged securities and decreases in the amount of federal funds purchased.

         Federal funds sold, interest bearing deposits in banks and available for sale securities, particularly those of shorter maturities, are principal sources of liquidity. Federal funds sold at June 30, 2005 were $34.9 million. The Company sells excess funds overnight to money center banks. The Company classifies all of its securities as available for sale, which increases the Company's flexibility in that the Company can sell any of its unpledged securities to meet liquidity requirements. Securities available for sale had a carrying value of $249.3 million at June 30, 2005, of which $151.0 million was pledged to secure public deposits and repurchase agreements. At December 31, 2004, the Company's securities totaled $250.9 million of which $223.0 million was pledged.

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

REGULATORY ISSUES
-----------------

         As previously disclosed, following a joint examination by the Federal Deposit Insurance Corporation ("FDIC") and the Illinois Department of Financial and Professional Regulation ("IDFPR") the Board of Directors of the Bank of Waukegan approved and signed on May 17, 2005, a memorandum of understanding ("MOU") in connection with certain deficiencies identified during the regulators' examination of the Bank.

         The MOU provides an understanding among the FDIC and the IDFPR and the Bank, that the Bank will correct certain violations of law, including certain violations regarding the Bank Secrecy Act, such as the timeliness of currency transaction reports and the quality of customer identification documentation in connection with the purchases of money orders, and improve its procedures so as to prevent similar violations. In addition, the MOU confirms the understanding among the FDIC and the IDFPR and the Bank, that the Bank will adopt written plans to: (i) lessen the Bank's risk position with respect to certain troubled assets; (ii) improve the Bank's liquidity and lessen its dependence upon volatile liabilities; (iii) improve earnings; and (iv) restore tier 1 capital to 8% of the Bank's total assets should tier 1 capital fall below that 8% level. As of June 30, 2005, the Bank's tier 1 capital to total assets ratio was 8.26%. Under the MOU, the FDIC, the IDFPR and the Bank have also reached an understanding that the Board of Directors will cause a review of the Bank's staffing needs with particular emphasis in the area of loan collections and loan administration. The Bank will report to the FDIC and the IDFPR on a quarterly basis with respect to its progress on these matters. The Bank believes certain other matters addressed in the MOU have already been satisfactorily resolved.

         Management believes that the MOU will not have a material impact on the Company's operating results or financial condition and that, unless the Bank fails to adequately address the concerns of the FDIC and the IDFPR, the MOU will not constrain the Company's business. Management is committed to resolving the issues addressed in the MOU as promptly as possible, and had already taken numerous steps to address the identified deficiencies prior to executing the MOU.


RESULTS OF OPERATIONS
---------------------

NET INCOME


         Consolidated net income for the quarter ended June 30, 2005 was $587,000, increasing $345,000 compared with net income of $242,000 for the same quarter of 2004. The annualized return on average assets was .31% for the quarter, an increase from .12% for the same quarter the previous year. The increase in net income for the quarter is primarily the result of decreases to the provision for loan and lease losses that were partially offset by the write-down of other real estate owned and decreases to net interest income. For the six months ended June 30, 2005, consolidated net income was $1,612,000 compared to $1,903,000 for the same period last year. The annualized return on average assets for the first six months of 2005 was .43%, decreasing from the return on average assets for the same period of 2004 of .48%.

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                           AND RESULTS OF OPERATIONS
                           -------------------------


NET INTEREST INCOME


         Net interest income, the difference between interest income on earning assets and interest expense on interest bearing liabilities, decreased $306,000 to $5,113,000 during the three months ended June 30, 2005 compared with $5,419,000 for the same period of 2004.

         A factor affecting net interest income was the decline in average loans during the second quarter of 2005 compared with the same quarter of 2004. Loans, generally, earn higher interest rates than other interest earning assets of the Company. Average loans declined $20.8 million during the second quarter of 2005 due to loan payoffs and a decline in loan demand as compared with the same quarter last year while average federal funds sold, earning lower interest rates, increased $9.7 million. As loan balances decreased federal funds sold balances increased and interest income from federal funds sold was $301,000 for the second quarter of 2005, compared with $73,000 during the second quarter of 2004.

         Also adversely affecting net interest income during the second quarter of 2005 was that rates paid on interest bearing liabilities increased to a greater extent than the rates on interest earning assets. During the second quarter of 2005, short-term interest rates increased, as evidenced by the prime lending rate, which was 5.75% on March 31, 2005 and increased to 6.25% by June 30, 2005. During the second quarter of 2004, the prime lending rate remained at 4.00% during the entire quarter. Table 1 shows that the yield on interest earning assets increased 73 basis points to 4.95% during the second quarter of 2005 from 4.22% during the same quarter last year. The rates on interest bearing liabilities increased 86 basis points during the second quarter of 2005 to 2.33% as compared with 1.47% during the same quarter of 2004. Interest rates on time deposits increased 101 basis points from the same quarter last year due to competitive pressures and the increase in brokered time deposits during 2005. It is expected that rates paid on time deposits will continue to rise in 2005 due to competition and expected increases to the prime lending rate.

         Table 2 shows that during the six months ended June 30, 2005 net interest income declined $138,000 compared with the same period of 2004. The decrease in net interest income is primarily the result of a $40.5 million decline in interest earning assets during the six months ended June 30, 2005 compared with the same period last year.

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                           AND RESULTS OF OPERATIONS
                           -------------------------


                                     TABLE 1

                      NORTHERN STATES FINANCIAL CORPORATION
              ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES
    For the Three Months Ended June 30, 2005 and 2004 - Rates are Annualized
                                     ($000s)

                                                         2005                             2004
                                           -------------------------------  ----------------------------
                                            Average                          Average
                                            Balance    Interest    Rate      Balance    Interest    Rate
                                           --------  -----------  ------    ---------  ----------  ------
Assets
   Loans (1)(2)(3)                         $414,487     $6,386    6.16%     $435,331     $5,754     5.29%
   Taxable securities (4)                   235,330      1,908    3.18%      267,360      1,912     2.83%
   Tax advantaged securities (2) (4)          9,396        116    4.93%       11,485        145     5.09%
   Federal funds sold                        40,341        301    2.98%       30,625         73     0.95%
                                           --------     ------   -----      --------     ------    -----
   Interest earning assets                  699,554      8,711    4.95%      744,801      7,884     4.22%
   Noninterest earning assets                50,233                           49,940
                                           --------     ------   -----      --------     ------    -----
   Average assets                          $749,787                         $794,741
                                           ========                         ========

Liabilities and stockholders' equity
   NOW deposits                            $ 57,058     $  126    0.88%     $ 65,831     $   92     0.56%
   Money market deposits                     60,609        280    1.85%       65,553        140     0.85%
   Savings deposits                          84,976        224    1.05%       84,879        155     0.73%
   Time deposits                            341,749      2,482    2.91%      367,105      1,747     1.90%
   Other borrowings                          63,761        430    2.70%       67,228        256     1.52%
                                           --------     ------   -----      --------     ------    -----

   Interest bearing liabilities             608,153      3,542    2.33%      650,596      2,390     1.47%
   Demand deposits                           62,041                           61,771
   Other noninterest bearing liabilities      7,612                            7,459
   Stockholders' equity                      71,981                           74,915
                                           --------     ------   -----      --------     ------    -----

   Average liabilities and
    stockholders' equity                   $749,787                         $794,741
                                           ========                         ========

   Net interest income                                  $5,169                           $5,494
                                                        ======                           ======
   Net yield on interest earning assets (4)                       2.94%                             2.94%
                                                                 =====                             =====
   Interest-bearing liabilities
    to earning assets ratio                                      86.93%                            87.35%
                                                                 =====                             =====


    (1) - Interest income on loans includes loan origination fees of $151 and $160 for the three months ended June 30, 2005 and 2004.
    (2) - Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34% tax rate.
    (3)      - Non-accrual loans are included in average loans.
    (4) - Rate information was calculated on the average amortized cost for securities. The three months ended June 30, 2005 and 2004 average balance information includes an average unrealized gain (loss) for taxable securities of ($4,622) and ($3,073) and for tax-advantaged securities of ($13) and $82.

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                           AND RESULTS OF OPERATIONS
                           -------------------------


                                     TABLE 2

                      NORTHERN STATES FINANCIAL CORPORATION
              ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES
     For the Six Months Ended June 30, 2005 and 2004 - Rates are Annualized
                                     ($000s)


                                                         2005                             2004
                                           -------------------------------  ----------------------------
                                            Average                          Average
                                            Balance    Interest    Rate      Balance    Interest    Rate
                                           --------  -----------  ------    ---------  ----------  ------
Assets
   Loans (1)(2)(3)                         $425,338    $12,907    6.07%     $431,686    $11,429     5.30%
   Taxable securities (4)                   236,758      3,811    3.17%      261,875      3,830     2.91%
   Tax advantaged securities (2)(4)           9,722        242    4.98%       11,243        292     5.28%
   Federal funds sold                        27,673        394    2.85%       35,155        168     0.96%
                                           --------    -------   -----      --------    -------    -----

   Interest earning assets                  699,491     17,354    4.93%      739,959     15,719     4.24%
   Noninterest earning assets                48,707                           47,368
                                           --------    -------   -----      --------    -------    -----

   Average assets                          $748,198                         $787,327
                                           ========                         ========


Liabilities and stockholders' equity
   NOW deposits                            $ 60,307    $   242    0.80%     $ 63,495    $   174     0.55%
   Money market deposits                     62,110        518    1.67%       66,984        285     0.85%
   Savings deposits                          83,983        409    0.97%       83,331        305     0.73%
   Time deposits                            333,783      4,499    2.70%      355,613      3,378     1.90%
   Other borrowings                          66,428        840    2.53%       72,849        561     1.54%
                                           --------    -------   -----      --------    -------    -----

   Interest bearing liabilities             606,611      6,508    2.15%      642,272      4,703     1.46%
   Demand deposits                           62,080                           62,137
   Other noninterest bearing liabilities      6,736                            6,813
   Stockholders' equity                      72,771                           76,105
                                           --------    -------   -----      --------    -------    -----

   Average liabilities and
    stockholders' equity                   $748,198                         $787,327
                                           ========                         ========

   Net interest income                                 $10,846                          $11,016
                                                       =======                          =======

   Net yield on interest earning assets (4)                       3.08%                             2.97%
                                                                 =====                             =====
   Interest-bearing liabilities
     to earning assets ratio                                     86.72%                            86.80%
                                                                 =====                             =====

    (1) - Interest income on loans includes loan origination and other fees of $250 and $266 for the six months ended June 30, 2005 and 2004.
    (2) - Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34% tax rate.
    (3)      - Non-accrual loans are included in average loans.
    (4) - Rate information was calculated on the average amortized cost for securities. The six months ended June 30, 2005 and 2004 average balance information includes an average unrealized gain (loss) for taxable securities of ($3,918) and ($1,571) and for tax-advantaged securities of $11 and $172.

                     NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                           AND RESULTS OF OPERATIONS
                           -------------------------


ASSET QUALITY AND THE PROVISION FOR LOAN AND LEASE LOSSES

         Management, with the concurrence of the Board of Directors, after carefully reviewing the adequacy of the allowance for loan and lease losses and the levels of nonperforming and impaired loans and leases, found that a $75,000 provision for loan and lease losses was necessary for the quarter ended June 30, 2005 compared with $2.3 million for the same period of 2004. Much of the $2.3 million provision during the second quarter of 2004 was allocated to the nonperforming lease pools originated by Commercial Money Center ("CMC") that then totaled $11.3 million. For the six months ended June 30, 2005, the provision for loan and lease losses was $728,000 compared with $2,550,000 for the first half of 2004.

         The Company previously disclosed its involvement in certain lease pools purchased in 2000 and 2001 from CMC. These lease pools were secured by both the leased equipment and surety bonds issued by Illinois Union Insurance Company, a wholly owned subsidiary of Ace Limited Insurance Company, and RLI Insurance Company. When CMC filed for protection under the bankruptcy laws in 2002, and at the direction of the bankruptcy court, the lease servicer held all payments made by the obligors under the leases, pending the resolution of the claims of the creditors. During the second quarter of 2004, the bankruptcy trustee brought suit alleging that the financial institutions that had participated in the various lease pools, including the Company, had failed to perfect their interest in the lease pools and that they should be treated no better than unsecured creditors. The Company, along with the other financial institutions that had purchased the lease pools, have now entered into a settlement agreement with the bankruptcy trustee. As part of the settlement, the Company has received approximately $1.7 million. This sum represents the Company's portion of lease payments that had been held by the servicer at the direction of the bankruptcy court. This payment, along with subsequent payments received from the servicer of the lease pools, has reduced the amount of these non-performing leases at June 30, 2005 to $9.6 million, from the $11.3 million reported at March 31, 2005. As part of the settlement, the Company and CMC executed mutual releases of one another. The Company may now continue to pursue the litigation it previously brought against the two sureties. The sureties have asserted certain defenses against having to pay under the surety bonds. No assurance can be given as to the exact amounts that will be ultimately collected, if any, through this litigation. At June 30, 2005, the Company had $2.4 million of its allowance for loan and lease losses allocated to the remaining $9.6 million in leases purchased from CMC.

         At June 30, 2005, the allowance for loan and lease losses was $8.0 million or 1.96% of loans and leases as compared with $7.8 million or 1.77% of total loans and leases at December 31, 2004. During the first half of 2005, $598,000 in loans were charged off against the allowance compared with $1.9 million during the same period last year. There were $66,000 in recoveries of loans previously charged off during the first six months of 2005 compared with $13,000 in recoveries during the same period in 2004.

         Nonperforming loans and leases, which include loans and leases on nonaccrual status in addition to loans and leases 90 days or more past due and still accruing interest, were $14.8 million at June 30, 2005 or 3.63% of total loans and leases as compared with $19.5 million at December 31, 2004 or 4.40% of loans and leases. The decrease in nonperforming loans and leases is primarily the result of the $1.7 million payment received on the nonperforming lease pools, the charge off of $598,000 of loans and the transfer of $1.2 million in nonperforming loans to other real estate owned through foreclosure. Also decreasing nonperforming loans from year-end was the collection and payoff of $835,000 in nonaccrual loans brought about by collection efforts.

                     NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                           AND RESULTS OF OPERATIONS
                           -------------------------


         Included as part of the $14.8 million of nonperforming loans at June 30, 2005 were the $9.6 million in nonaccrual lease pools previously discussed and a $4.3 million nonaccrual loan that is for a 90-unit condominium construction project. The Company participated in this 90-unit condominium construction project with other financial institutions and only has a portion of the total loan. The construction project experienced substantial cost overruns and the principal borrowers declared bankruptcy. The construction project has been completed and all of the units have been sold, with the bankruptcy trustee holding the sale proceeds in escrow. There are $8.0 million in disputed mechanic liens of which the majority of the mechanic liens are insured by a title company. The bankruptcy trustee will not release the sales proceeds from escrow until the disputed mechanic liens are resolved. The mechanic lien issue is not expected to be concluded prior to year-end 2005.

         Impaired loans and leases at June 30, 2005 totaled $29.4 million. The Company considers a loan or lease impaired if full principal and interest will not be collected under the contractual terms of the note. Nonaccrual loans and leases are included as impaired. Impaired loans and leases are carried at the present value of expected cash flows discounted at the loan's effective interest rate or at the fair value of the collateral, if the loan or lease is collateral dependent. Included as impaired loans at June 30, 2005 are $14.7 million of restructured loans. The amount of the allowance for loan and lease losses specifically allocated for impaired loans and leases was $4.6 million at June 30, 2005 compared with $5.2 million at December 31, 2004.

         Another component of nonperforming assets is other real estate owned, consisting of assets acquired through loan foreclosure and repossession. The fair value of other real estate owned is reviewed by management at least quarterly to help ensure the reasonableness of its carrying value, which is lower of cost or the fair value less estimated selling costs. During the quarter ended June 30, 2005, the Company took a write-down of other real estate owned of $1.1 million to reflect the fair value of those properties. Two other properties were transferred into other real estate owned totaling $1.2 million during the first quarter of 2005. One property was a foreclosed motel that has a fair value of $1.1 million and another property with a fair value of $126,000. At June 30, 2005, other real estate owned totaled $4.9 million.


NONINTEREST INCOME

         Noninterest income for the three months ended June 30, 2005 was $1.1 million, unchanged from the three months ended June 30, 2004. Noninterest income for the six months ended June 30, 2005 was $2.0 million decreasing $199,000 as compared with $2.2 million for the same period last year. The decrease was primarily attributable to loss of $169,000 on the sale of securities available for sale that had been carried at $6.3 million prior to the sale. The securities were sold for liquidity purposes during the first quarter of 2005.

NONINTEREST EXPENSE

         Noninterest expense for the quarter ended June 30, 2005 was $5.4 million, increasing $1.3 million from the same quarter last year. The Company recorded a $1.1 million write-down of its other real estate owned during the second quarter of 2005 that accounted for much of the increase to noninterest expense. The Company's efficiency ratio, noninterest expense divided by the sum of net interest income and noninterest income, was also affected by the other real estate write-down and was 86.07% for the second quarter of 2005 as compared with 62.39% for the same quarter of 2004. Increased salaries and employee benefits and audit and other professional fees also contributed to the increase to noninterest expense.

                     NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                           AND RESULTS OF OPERATIONS
                           -------------------------


         Salary and employee benefits were $81,000 greater during the second quarter of 2005 compared to the same period last year as annual salary increases went into effect in January 2005. Continued increases to group insurance premiums also contributed to the increase.

         Audit and other nonlegal professional fees increased during the second quarter of 2005 by $166,000 totaling $303,000 as compared with $137,000 for the same quarter last year. These fees are the result of the Company's continued efforts to comply with Section 404 of the Sarbanes-Oxley Act in 2005. It is expected that audit and other professional fees will continue to be at higher levels during the remaining quarters of 2005 than they were in 2004 as the Sarbanes-Oxley Act, Section 404 assessment must be performed annually and the Company has chosen to outsource a majority of its internal audit work.

         During the three months ended June 30, 2005, legal fees declined $79,000 and data processing expenses declined $33,000 from the same period of 2004. Legal fees decreased in 2005 as much of the litigation expense incurred as part of the nonperforming Commercial Money Center lease pools legal proceedings took place in 2004. Data processing expense declined in the second quarter of 2005 compared to the same quarter of 2004 resulting from expenses during 2004 incurred as part of the integration of First State Bank of Round Lake into the Company after its purchase in 2004.

         For the six months ended June 30, 2005, noninterest expense was $9.7 million, increasing $1.9 million from the same period last year. Noninterest expense increased during the first half of 2005 primarily due to the $1.1 million write-down of other real estate owned in the first half of 2005. Salaries and employee benefits expense was greater for the first half of 2005 by $215,000 as yearly salary increases went into effect and group insurance premiums rose. Audit and other professional expenses were $338,000 higher, primarily due to expenses associated with the Sarbanes-Oxley Act, Section 404 internal control assessment process. Other operating expenses increased $310,000 during the first half of 2005 as compared with the first half of 2004, primarily as FDIC assessments increased $75,000 and expenses relating to nonperforming assets increased $69,000. Legal expense during the six months ended June 30, 2005 was $175,000 less than for the same period of 2004 due to higher legal fees relating to the Commercial Money Center lease pools paid during the first half of 2004.


FEDERAL AND STATE INCOME TAXES


         For the three months ended June 30, 2005, the Company's income tax expense was $205,000 compared with an income tax benefit of $85,000 for the same three months last year. The income tax benefit during the second quarter of 2004 resulted from the increased provision for loan and lease losses that amounted to $2.3 million during the second quarter of 2004. The income tax expense for the first six months of 2005 was $658,000 as compared with $741,000 for the first half of 2004. As a percentage of pre-tax income, tax expense was 29.0% for the six months ended June 30, 2005 and 28.0% for the same period of 2004.

                     NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                           AND RESULTS OF OPERATIONS
                           -------------------------


CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS
----------------------------------------------------------

         The Company has contractual obligations that may not appear on the balance sheet. The largest of these obligations are commitments to make loans or extend credit through stand-by letters of credit. Many of the commitments expire without being used. Table 3 presents the Company's significant fixed and determinable contractual obligations as of June 30, 2005, by payment date. The payment amounts in Table 3 represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts or similar carrying amount adjustments.


                                     TABLE 3

                      NORTHERN STATE FINANCIAL CORPORATION
                CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT
                 LIABILITIES AND OFF-BALANCE SHEET ARRANGEMENTS
                               As of June 30, 2005
                                    ($000s)

                                                    Greater than        Greater than
                                                   1 yr. And less     3 yrs. and less
                                        One year   than or equal        than or equal   Greater than
Contractual obligations                 or less      To 3 yrs.             to 5 yrs.       5 yrs.       Total
                                        -------    --------------     ---------------   ------------    -----
Long-term debt
   Federal Home Loan Bank advance      $      0       $ 6,500             $     0            $0       $  6,500
   Time deposits                        272,006        48,617              23,998             0        344,621
Other commitments
   Standby letters of credit              4,873             0                   0             0          4,873
   Community Reinvestment Act
      Investment commitment                  42           395                 272             0            709


         Subsequent to June 30, 2005, the Company committed to the issuance of $10.0 million in trust preferred securities in a private placement. The Company plans on using the funds generated by the trust preferred securities to increase its tier 1 capital at the Bank of Waukegan, subsidiary level. It is expected that the issuance of the trust preferred securities will be completed during the third quarter of 2005.

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

         Table 4 shows how interest rate shocks of decreasing rates 2% and increasing rates 2% affect the fair value of the Company's financial instruments at June 30, 2005 and December 31, 2004. The computer simulation model used to do the interest rate shocks and calculate the effect on the fair value of the Company's financial instruments takes into consideration maturity and repricing schedules of the various assets and liabilities as well as call provisions on the Company's securities. At June 30, 2005 the fair value of securities available for sale increases $5.6 million when rates are shocked downward 2% while the fair value decreases $8.3 million for a 2% upward rate shock. The change in fair value of securities is smaller when rates are shocked down because there were call provisions on $159.0 million of the U.S. government -sponsored entity securities at June 30, 2005. At June 30, 2005 the fair value of the Company's financial asset instruments was $714.3 million compared to the fair value on the Company's financial asset instruments at December 31, 2004 of $717.1 million.

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------


                                     TABLE 4

                      NORTHERN STATES FINANCIAL CORPORATION
               EFFECT OF INTEREST SHOCKS ON FINANCIAL INSTRUMENTS
                               as of June 30, 2005
                                     ($000s)

                                                         Fair Value at June 30, 2005
                                                 -------------------------------------------
                                                    Down 2%        Current          Up 2%
                                                 -------------  -------------  -------------
Assets
    Cash and cash equivalents                      $ 65,352       $ 65,349        $ 65,346
    Securities available for sale                   254,879        249,257         240,970
    Loans and leases                                404,843        393,940         383,695
    Federal Home Loan Bank and Federal
        Reserve Bank stock                            2,192          2,192           2,192
    Accrued interest receivable                       3,542          3,542           3,542

Financial liabilities:
    Deposits                                       $610,738       $605,693        $601,160
    Securities sold under repurchase agreements
        and other short-term borrowings              58,081         57,923          57,768
    Federal Home Loan Bank term advance               6,618          6,355           6,101
    Advances from borrowers for taxes and insurance     963            963             963
    Accrued interest payable                          2,552          2,552           2,552


                                                       Fair Value at December 31, 2004
                                                 -------------------------------------------

                                                    Down 2%        Current          Up 2%
                                                 -------------   ------------    -----------
Assets
    Cash and cash equivalents                      $ 29,300       $ 29,299        $ 29,298
    Securities available for sale                   257,458        250,929         239,934
    Loans and leases                                444,563        431,293         418,867
    Federal Home Loan Bank and Federal
        Reserve Bank stock                            2,138          2,138           2,138
    Accrued interest receivable                       3,447          3,447           3,447

Financial liabilities:
    Deposits                                       $591,376       $587,529        $583,996
    Securities sold under repurchase agreements
        and other short-term borrowings              59,747         59,636          59,526
    Federal funds purchased                          15,000         15,000          15,000
    Federal Home Loan Bank term advance               6,680          6,356           6,048
    Advances from borrowers for taxes and insurance     906            906             906
    Accrued interest payable                          2,140          2,140           2,140

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

         There was no change in the Company's internal control over financial reporting that occurred during the six months ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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

         In September 2004, the bankruptcy judge directed all parties to engage in mediation, which occurred later that month. Subsequent to the mediation, the Company, along with the other financial institutions that had purchased the lease pools, entered into a settlement agreement with the bankruptcy trustee. As part of the settlement, the Bank has received approximately $1.7 million. This sum represents the Company's portion of lease payments that had been held by the servicer at the direction of the bankruptcy court. As part of the settlement, the Company and CMC executed mutual releases of one another. The Company may now continue to pursue the litigation it previously brought against the two sureties. The sureties have asserted certain defenses against having to pay under the surety bonds. No assurance can be given as to the exact amounts that will be ultimately collected, if any, through this litigation.

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND
---------------------------------------------------
          USE OF PROCEEDS
          ---------------

ISSUER PURCHASES OF EQUITY SECURITIES

         There were no purchases made by, or on behalf of, the Company of shares of the Company's common stock during the quarterly period ended June 30, 2005.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         The annual meeting of stockholders of Northern States Financial Corporation was held on May 19, 2005 with the stockholders of record at April 7, 2005 voting in person or by proxy, with one vote for each share owned, to elect directors for a one year term each and to ratify Crowe Chizek and Company LLC as independent auditors of the Company for the year ending December 31, 2005. There were 4,295,105 shares of stock as of April 7, 2005 that could be voted. Crowe Chizek and Company LLC was ratified as the Company's independent auditors for the year ending December 31, 2005 by a vote of 3,797,707 for ratification, 3,515 against, and 26,016 abstaining. The following directors were duly elected:

                                                  Authority        Authority
                                                   Granted         Withheld
                                               ----------------  --------------

          Fred Abdula.........................    3,818,886           8,352
          Kenneth W. Balza....................    3,816,832          10,406
          Theodore A. Bertrand................    3,819,098           8,140
          Jack H. Blumberg....................    3,803,198          24,040
          Frank Furlan........................    3,813,713          13,525
          Harry S. Gaples.....................    3,813,013          14,225
          James A. Hollesteiner...............    3,811,718          15,520
          Allan J. Jacobs.....................    3,818,598           8,640
          Raymond M. Mota.....................    3,773,098          54,140
          Helen Rumsa.........................    3,785,667          41,571
          Frank Ryskiewicz....................    3,818,360           8,878

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

         Exhibit 31.1 Section 302 Certification of Chairman of the Board and President.

         Exhibit 31.2 Section 302 Certification of Vice President and Treasurer.

         Exhibit 32.1 Section 906 Certification.

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------
                                    FORM 10-Q
                                    ---------
                                  JUNE 30, 2005
                                  -------------



                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized, on this 9th day of August 2005.

NORTHERN STATES FINANCIAL CORPORATION
            (Registrant)



Date:     August 9, 2005                   By:     /s/ Fred Abdula
      ----------------------------             --------------------------------
                                                  Fred Abdula
                                                  Chairman of the Board of
                                                  Directors and President



Date:     August 9, 2005                   By:     /s/ Thomas M. Nemeth
      ----------------------------             --------------------------------
                                                  Thomas M. Nemeth
                                                  Vice President and Treasurer

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------
                                    FORM 10-Q
                                    ---------
                                  JUNE 30, 2005
                                  -------------


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