Form 10-Q
period 2005-09-30
NORTHERN STATES FINANCIAL CORP /DE/
filed 2005-11-09
CIK 744485

================================================================================
                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            ---------------------------------------------------------

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2005
                                       OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act). YES: ____    NO: XXX


                4,295,105 shares of common stock were outstanding
                             as of November 4, 2005

              NORTHERN STATES FINANCIAL CORPORATION AND SUBSIDIARY
              ----------------------------------------------------
                                    FORM 10-Q
                                    ---------
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005
                    ----------------------------------------
                                      INDEX
                                      -----


PART I.  FINANCIAL INFORMATION

                                                                           Page
                                                                          Number
Item 1.  Financial Statements

         Report of  Independent Registered Public Accounting Firm............2

         Condensed Consolidated Financial Statements and Notes...............3

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................9

Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk...............................................................20

Item 4.  Controls and Procedures............................................22


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..................................................22

Item 2.  Unregistered Sales of Equity Securities
         and Use of Proceeds................................................22

Item 3.  Defaults upon Senior Securities....................................23

Item 4.  Submission of Matters to a Vote of Security Holders................23

Item 5.  Other Information..................................................23

Item 6.  Exhibits...........................................................23

Signatures..................................................................24

EXHIBIT INDEX...............................................................25

PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1. FINANCIAL STATEMENTS
----------------------------





REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Northern States Financial Corporation
Waukegan, Illinois

         We have reviewed the accompanying interim condensed consolidated balance sheet of NORTHERN STATES FINANCIAL CORPORATION as of September 30, 2005, the condensed consolidated statements of income for the three and nine month periods ended September 30, 2005 and 2004 and the condensed statements of cash flows and stockholders equity for the nine month periods ended September 30, 2005 and 2004. These interim financial statements are the responsibility of the Company's management.

         We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim condensed financial statements for them to be in conformity with U.S. generally accepted accounting principles.


/s/ Crowe Chizek and Company LLC
--------------------------------

Oak Brook, Illinois
November 9, 2005

NORTHERN STATES FINANCIAL CORPORATION
-------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------
September 30, 2005 and December 31, 2004
(In thousands of dollars)(Unaudited)

                                                                        September 30,          December 31,
                                                                            2005                   2004
                                                                        -------------          ------------

Assets

Cash and due from banks...............................................    $ 26,883               $ 20,292
Interest bearing deposits in financial institutions -
  maturities less than 90 days........................................         184                     75
Federal funds sold....................................................      29,423                  8,932
                                                                          --------               --------
  Total cash and cash equivalents.....................................      56,490                 29,299
Securities available for sale.........................................     274,739                250,929
Loans and leases......................................................     399,125                442,562
Less: Allowance for loan and lease losses.............................      (9,629)                (7,812)
                                                                          --------               --------
  Loans and leases, net...............................................     389,496                434,750
Federal Home Loan Bank and Federal Reserve Bank stock.................       2,709                  2,138
Office buildings and equipment, net...................................       9,334                  9,313
Other real estate owned...............................................       4,986                  4,802
Goodwill..............................................................       9,522                  9,522
Core deposit intangible asset.........................................       2,434                  2,782
Accrued interest receivable and other assets..........................       9,013                  6,049
                                                                          --------               --------
  Total assets........................................................    $758,723               $749,584
                                                                          ========               ========

Liabilities and Stockholders' Equity
Liabilities
Deposits
Demand - noninterest bearing..........................................    $ 59,259               $ 61,907
Interest bearing......................................................     533,898                527,437
                                                                          --------               --------
  Total deposits......................................................     593,157                589,344
Securities sold under repurchase agreements...........................      71,424                 59,764
Federal funds purchased...............................................           0                 15,000
Federal Home Loan Bank advances.......................................       6,500                  6,500
Subordinated debentures...............................................      10,000                      0
Advances from borrowers for taxes and insurance.......................         539                    906
Accrued interest payable and other liabilities........................       5,763                  4,888
                                                                          --------               --------
  Total liabilities...................................................     687,383                676,402

Stockholders' Equity
Common stock..........................................................       1,789                  1,789
Additional paid-in capital............................................      11,584                 11,584
Retained earnings.....................................................      65,487                 66,102
Accumulated other comprehensive loss..................................      (2,860)                (1,633)
Treasury stock, at cost...............................................      (4,660)                (4,660)
                                                                          --------               --------
  Total stockholders' equity..........................................      71,340                 73,182
                                                                          --------               --------
  Total liabilities and stockholders' equity..........................    $758,723               $749,584
                                                                          ========               ========

    The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
-------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
-------------------------------------------
Three and nine months ended September 30, 2005 and 2004
(In thousands of dollars, except per share data)(Unaudited)

                                                                Three months ended                 Nine months ended
                                                            September 30,    September 30,     September 30,    September 30,
                                                                2005             2004              2005             2004
                                                            -------------    -------------     -------------    -------------

Interest income
  Loans (including fee income)...........................      $ 6,390          $ 6,014           $ 19,262         $ 17,393
  Securities
    Taxable..............................................        2,097            2,074              5,908            5,904
    Exempt from federal income tax.......................           69               95                229              288
  Federal funds sold and other...........................          224               76                618              244
                                                               -------          -------           --------         --------
    Total interest income................................        8,780            8,259             26,017           23,829
                                                               -------          -------           --------         --------

Interest expense
  Time deposits..........................................        2,817            1,876              7,316            5,254
  Other deposits.........................................          736              405              1,905            1,169
  Repurchase agreements, federal funds purchased
    and Federal Home Loan Bank advances..................          600              218              1,440              779
  Subordinated debentures................................           27                0                 27                0
                                                               -------          -------           --------         --------
    Total interest expense...............................        4,180            2,499             10,688            7,202
                                                               -------          -------           --------         --------
Net interest income......................................        4,600            5,760             15,329           16,627
Provision for loan and lease losses......................        1,700              500              2,428            3,050
                                                               -------          -------           --------         --------
Net interest income after provision for
  loan and lease losses..................................        2,900            5,260             12,901           13,577

Noninterest income
  Service fees on deposits...............................          626              660              1,782            1,910
  Trust income...........................................          167              158                551              548
  Loss on sale of securities available for sale..........            0                0               (169)               0
  Other operating income.................................          365              342                974              881
                                                               -------          -------           --------         --------
    Total noninterest income.............................        1,158            1,160              3,138            3,339
                                                               -------          -------           --------         --------

Noninterest expense
  Salaries and employee benefits.........................        2,200            2,158              6,672            6,415
  Occupancy and equipment, net...........................          517              507              1,550            1,462
  Data processing........................................          325              387              1,047            1,083
  Legal..................................................           83              364                257              713
  Audit and other professional...........................          280               91                896              369
  Amortization of core deposit intangible asset..........          116              116                348              348
  Write-down of other real estate owned..................            0                0              1,067                0
  Other operating expenses...............................          544              771              1,939            1,856
                                                               -------          -------           --------         --------
    Total noninterest expense............................        4,065            4,394             13,776           12,246
                                                               -------          -------           --------         --------
Income (loss) before income taxes........................           (7)           2,026              2,263            4,670
Income tax expense (benefit).............................         (142)             637                516            1,378
                                                               -------          -------           --------         --------
Net income...............................................      $   135          $ 1,389           $  1,747         $  3,292
                                                               =======          =======           ========         ========

Earnings per share.......................................      $  0.03          $  0.32           $   0.41         $   0.76

Comprehensive income (loss)..............................        ($296)         $ 3,528           $    520         $  2,721


           The accompanying notes are an integral part of these condensed consolidated financial statements.


NORTHERN STATES FINANCIAL CORPORATION
-------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------
Nine months ended September 30, 2005 and 2004
(In thousands of dollars)(Unaudited)

                                                                                       Nine months ended
                                                                                September 30,     September 30,
                                                                                    2005              2004
                                                                                -------------     -------------

Cash flows from operating activities
  Net income................................................................     $  1,747           $   3,292
  Adjustments to reconcile net income to net cash from operating activities:
    Depreciation............................................................          403                 432
    Federal Home Loan Bank stock dividends..................................          (79)                (87)
    Loss on sale of securities available for sale...........................          169                   0
    Provision for loan and lease losses.....................................        2,428               3,050
    Write-down of other real estate owned...................................        1,067                   0
    Deferred loan fees......................................................         (130)                 14
    Proceeds from sale of loans.............................................          748               1,751
    Loans originated for sale...............................................         (748)             (1,424)
    Amortization of other intangible assets.................................          348                 348
    Net change in accrued interest receivable and other assets..............       (2,188)              1,160
    Net change in accrued interest payable and other liabilities............          875                (428)
                                                                                 --------           ---------
    Net cash from operating activities......................................        4,640               8,108
                                                                                 --------           ---------

Cash flows from investing activities
  Acquisition of subsidiary, net of cash equivalents received...............            0                (366)
  Proceeds from sales of securities available for sale......................        6,127                   0
  Proceeds from maturities and calls of securities available for sale.......       27,290             431,796
  Purchases of securities available for sale................................      (59,399)           (388,980)
  Purchase of Federal Reserve Bank stock....................................         (492)                  0
  Change in loans made to customers.........................................       41,705             (14,420)
  Property and equipment expenditures.......................................         (424)               (324)
  Proceeds from sales of other real estate owned............................            0                 175
                                                                                 --------           ---------
    Net cash from investing activities......................................       14,807              27,881
                                                                                 --------           ---------

Cash flows from financing activities
  Net increase (decrease) in:
    Deposits................................................................        3,813              45,798
    Securities sold under repurchase agreements
      and federal funds purchased...........................................       (3,340)            (68,909)
    Advances from borrowers for taxes and insurance.........................         (367)               (244)
    Federal Home Loan Bank advances.........................................       15,000                   0
    Repayment of Federal Home Loan Bank advances............................      (15,000)                  0
    Issuance of subordinated debenture......................................       10,000                   0
    Purchases of treasury stock.............................................            0                (162)
    Dividends paid..........................................................       (2,362)             (2,368)
                                                                                 --------           ---------
Net cash from financing activities..........................................        7,744             (25,885)
                                                                                 --------           ---------
Net change in cash and cash equivalents.....................................       27,191              10,104
Cash and cash equivalents at beginning of period............................       29,299              38,584
                                                                                 --------           ---------
Cash and cash equivalents at end of period..................................     $ 56,490           $  48,688
                                                                                 ========           =========


     The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
-------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
--------------------------------------------------------
Nine months ended September 30, 2005 and 2004
(In thousands of dollars, except for per share data)(Unaudited)

                                                                                Accumulated
                                                     Additional                    Other                               Total
                                          Common      Paid-In     Retained     Comprehensive       Treasury         Stockholders'
                                          Stock       Capital     Earnings         Loss          Stock, at Cost        Equity
                                        -----------------------------------------------------------------------------------------

Balance, December 31, 2003............  $ 1,789      $ 11,584     $ 66,833        ($489)            ($4,388)          $ 75,329
Net income............................                               3,292                                               3,292
Cash dividends ($.55 share)...........                              (2,368)                                             (2,368)
Purchase of 6,000 shares of
  common stock as treasury stock......                                                                 (162)              (162)
Unrealized loss on securities
  available for sale, net of
  deferred tax........................                                             (571)                                  (571)
                                        -------      --------     --------      -------             -------            -------
Balance, September 30, 2004...........  $ 1,789      $ 11,584     $ 67,757      ($1,060)            ($4,550)           $75,520
                                        =======      ========     ========      =======             =======            =======


Balance, December 31, 2004............  $ 1,789      $ 11,584     $ 66,102      ($1,633)            ($4,660)          $ 73,182
Net income............................                               1,747                                               1,747
Cash dividends ($.55 share)...........                              (2,362)                                             (2,362)
Unrealized loss on securities
  available for sale, net of
  deferred tax........................                                           (1,227)                                (1,227)
                                        -------      --------     --------      -------             -------            -------
Balance, September 30, 2005...........  $ 1,789      $ 11,584     $ 65,487      ($2,860)            ($4,660)          $ 71,340
                                        =======      ========     ========      =======             =======           ========


              The accompanying notes are an integral part of these condensed consolidated financial statements.

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                               September 30, 2005

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

         The interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes (or "notes thereto") of the Company for the years ended December 31, 2004 and 2003. The results of operations for the three and nine month periods ended September 30, 2005, are not necessarily indicative of the results to be expected for the full year.

         Net income was utilized to calculate earnings per share for all periods presented. The average outstanding common shares utilized in computing earnings per share were 4,295,105 for the three and nine month periods ended September 30, 2005 and were 4,301,322 for the three month period ended September 30, 2004 and 4,303,835 for the nine month period ended September 30, 2004. The Company had no common stock equivalents during 2005 and 2004.

         On April 17, 2002, the Company announced that its Board of Directors had approved a stock repurchase program that allows the Company to purchase up to 200,000 shares of Northern States Financial Corporation stock either in open market or private transactions. On February 19, 2003, the Company announced that its Board of Directors had approved an additional repurchase program to purchase 200,000 additional shares of its stock. During the three and nine months ended September 30, 2005 no shares of stock were repurchased. At September 30, 2005, the Company had a total of 177,150 shares of treasury stock that it purchased under these programs. Treasury stock is carried at cost.

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                               September 30, 2005

         (Dollar amounts in thousands, except share and per share data)

                                   (Unaudited)





     Information related to common stock was as follows:


                                            September 30,    December 31,
                                                2005             2004
                                            -----------------------------

   Par value per share.................           $0.40           $0.40
   Authorized shares...................       6,500,000       6,500,000
   Issued shares.......................       4,472,255       4,472,255
   Treasury shares.....................         177,150         177,150
   Outstanding shares..................       4,295,105       4,295,105



Note 2 - Subordinated Debentures


         During September 2005, the Company issued $10 million of trust preferred securities through Northern States Statutory Trust I, an unconsolidated wholly-owned grantor trust. The Company issued $10 million of subordinated debentures to Northern States Statutory Trust I, which in turn issued $10 million of trust preferred securities. The subordinated debentures mature in September 2035 and initially bear interest at a rate of 5.892% until December 2005. From December 2005 until September 15, 2010, the subordinated debentures bear interest at a rate equal to the sum of the product of 50% times the 3-month LIBOR plus 1.80%, plus the product of 50% times 6.186%, and thereafter at a rate equal to the 3-month LIBOR plus 1.80%. For the three months ended September 30, 2005, interest expense on the subordinated debentures was $27,000. The subordinated debentures and trust preferred securities are callable at par after five years.

         Regulations allow bank holding companies and banks to include subordinated debentures, subject to some limitations, as a component of capital for the purpose of meeting certain regulatory requirements. In September 2005, the Company contributed $2.0 million of the proceeds from the trust preferred securities and related subordinated debentures to the Bank in order to increase the Bank's capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------------------------------------------------------------------
AND RESULTS OF OPERATIONS
-------------------------


         The following discussion focuses on the consolidated financial condition of Northern States Financial Corporation (the "Company") at September 30, 2005 and the consolidated results of operations for the three and nine month periods ended September 30, 2005, compared with the same periods of 2004. The purpose of this discussion is to provide a better understanding of the condensed consolidated financial statements of Northern States Financial Corporation and the operations of its wholly owned subsidiaries, Bank of Waukegan (the "Bank") and First State Bank of Round Lake ("First State Bank") and the Bank's wholly owned subsidiary, Northern States Community Development Corporation ("NSCDC"). This discussion should be read in conjunction with the interim condensed consolidated unaudited financial statements and notes thereto included herein.

         Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "plan," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. The Company cautions readers of this report that a number of important factors could cause the Company's actual results subsequent to September 30, 2005 to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, the potential for further deterioration in the credit quality of the Company's loan and lease portfolios, uncertainty regarding the Company's ability to ultimately recover on the surety bonds relating to equipment lease pools and other loans currently on nonaccrual status, the Company's ability to timely and sufficiently address the concerns and implement the changes required by its regulators under the memorandum of understanding, unanticipated changes in interest rates, general economic conditions, increasing regulatory compliance burdens or potential legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the Company's loan or investment portfolios, deposit flows, competition, demand for loan products and financial services in the Company's market area, and changes in accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements.

OVERVIEW
--------

         At September 30, 2005, total assets were $758.7 million compared with $749.6 million at December 31, 2004. Loans and leases totaled $399.1 million at September 30, 2005, decreasing $43.4 million from year-end 2004, as borrowers paid down their loan balances and loan demand declined. Deposits at September 30, 2005, totaled $593.2 million, increasing $3.8 million from December 31, 2004. Book value per share decreased to $16.61 per share from $17.04 per share at December 31, 2004.

         Earnings for the third quarter of 2005 were $135,000 or $.03 per share, as compared with $.32 per share, or $1.4 million for the third quarter of 2004. Earnings during the third quarter of 2005 were affected by an increased provision for loan and lease losses and a decline in net interest income. The provision during the third quarter of 2005 was $1.7 million as compared with $500,000 during the third quarter of 2004. Most of the third quarter 2005's provision was allocated to two loan relationships that experienced credit quality problems; a commercial loan relationship totaling $5.2 million, and a commercial real estate loan relationship totaling $5.3 million. The decline in loans, the increase of nonaccrual loans and higher interest rates paid on time deposits caused net interest income during the third quarter of 2005 to decline $1.2 million compared to the same quarter of 2004.

         Net income for the nine months ended September 30, 2005 was $.41 per share or $1.7 million as compared with $.76 per share or $3.3 million for the nine months ended September 30, 2004. Net interest income declined $1.3 million during the first nine months of 2005 compared to the same period of 2004, primarily due to the decline in interest earning assets. The provision for loan and lease losses during the first nine months of 2005 was $2.4 million compared with $3.0 million for the same period of 2004, decreasing $622,000. Noninterest income decreased $201,000 during the first nine months of 2005 as compared with the same period of 2004, primarily due to a $169,000 loss recognized on the sale of securities available for sale during the first nine months of 2005. Noninterest expense was $1.5 million greater during the nine months ended September 30, 2005 compared with the same nine months of 2004. The increases to noninterest expense resulted from a $1.1 million write-down of other real estate owned and increases of $527,000 to audit and professional fees due to management's compliance with the Sarbanes-Oxley Act and the outsourcing of much of the internal audit function to third parties.


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

         Management analyzes the adequacy of the allowance for loan and lease losses at least quarterly. Loans and leases judged to be impaired, with probable incurred loss exposure, that are no longer accruing interest, and historical net loss percentages are reviewed in the analysis of the allowance for loan and lease losses. Factors considered in assessing the adequacy of the allowance include: changes in the type and volume of the loan and lease portfolio; review of the larger credits within the subsidiary banks; historical loss experience; current economic trends and conditions; review of the present value of expected cash flows or fair value of collateral on impaired loans and leases; portfolio growth; and other factors management deems appropriate. Based on management's analysis, the allowance for loan and lease losses at September 30, 2005 is adequate to cover probable incurred credit losses.

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

         Other intangible assets consist of core deposit and acquired customer relationship intangible assets arising from whole bank and branch acquisitions, which is periodically evaluated for impairment. They are initially measured at fair value and then are amortized on the straight-line method over their estimated useful life of seven years.


FINANCIAL CONDITION
-------------------

         The Company's federal funds sold at September 30, 2005 increased $20.5 million to $29.4 million compared with $8.9 million at December 31, 2004. The Company's federal funds sold position increased as loans and leases declined $43.4 million while deposits grew $3.8 million from year-end. At September 30, 2005, the Company's securities available for sale totaled $274.7 million, which included $185.1 million in U.S. government-sponsored entity securities with call options.

         Loans and leases at September 30, 2005, decreased $43.4 million and totaled $399.1 million as compared with $442.5 million at December 31, 2004. The decrease in loans resulted from loan repayments outpacing loan growth during the first nine months of 2005. One borrower paid off $16.3 million in loans in consolidating their borrowings at another financial institution while three other borrowers paid off an additional $11.0 million in loans. Loans to the lodging industry at September 30, 2005 totaled $28.4 million. Loan commitments have decreased $8.5 million to $105.7 million at September 30, 2005 compared with $114.2 million at December 31, 2004 as some borrowers have allowed the loan commitments issued to them to lapse. The Company has added a new commercial lending officer to its staff seeking to increase its loan portfolio. At September 30, 2005, loans to related parties totaled $2.5 million, decreasing $1.2 million from December 31, 2004. Loan commitments to related parties were $2.6 million at September 30, 2005.

         During the first nine months of 2005, deposits increased to $593.2 million at September 30, 2005, from $589.3 million at December 31, 2004. Included in deposits at September 30, 2005 are $71.0 million in brokered time deposits compared with $71.3 million at December 31, 2004. Brokered time deposits are deposits placed in the Bank by a broker from depositors outside the Bank's geographic area. The brokered time deposits have rates that are generally 10 to 15 basis points greater than the rates offered to local depositors. It is expected that during the fourth quarter of 2005, as brokered deposits mature, the Company will choose not to renew these deposits as the decreases in loans have lessened the need for these funds.

         Securities sold under repurchase agreements increased by $11.6 million to $71.4 million at September 30, 2005 from $59.8 million at December 31, 2004. The growth in securities sold under repurchase agreements primarily came from funds from a Bank customer who sold its business and placed the proceeds in this product. Securities sold under repurchase agreements from related parties totaled $6.8 million at September 30, 2005. There were no federal funds purchased at September 30, 2005 compared to $15.0 million at December 31, 2004. Borrowings from the Federal Home Loan Bank through term advances remained at $6.5 million at September 30, 2005.

         During September 2005, the Company participated in a trust preferred security pooled offering. The Company issued $10.0 million of subordinated debentures to a statutory trust, net of the investment in the trust. The subordinated debentures mature in September 2035 and until December 2005, bear interest initially at a rate of 5.89%. From December 2005 until September 15, 2010, interest is payable at a rate equal to the sum of the product of 50% times the 3-month LIBOR plus 1.80% plus the product of 50% times 6.186%, and thereafter at a rate equal to 3-month LIBOR plus 1.80%. For the three months ended September 30, 2005, interest expense on the subordinated debentures was $27,000. In September 2005, the Company contributed $2.0 million of the proceeds from the offering to the Bank in order to increase the Bank's capital.

         Included in other liabilities at September 30, 2005 is $400,000 related to estimated environmental clean-up expenses from conditions of a parcel of other real estate sold in previous years. The Company intends to seek reimbursement of these expenses from the State of Illinois that has a fund for this type of cleanup. However, there can be no assurance that the Company will be successful in obtaining any such reimbursement.


CAPITAL
-------

         Total stockholders' equity decreased $1.9 million to $71.3 million during the nine months ended September 30, 2005. The decrease is the result of a $1.2 million adjustment for unrealized losses on securities available for sale, net of deferred tax, and a cash dividend paid to stockholders of $.55 per share that amounted to $2.4 million, offset by net income of $1.7 million.

         On a consolidated basis, the Company's Tier 1 to total assets ratio and total capital to assets ratio, on a risk adjusted basis, were 9.79% and 14.54%, respectively, as of September 30, 2005.

         At September 30, 2005, Tier 1 capital ratios of the Company and the Bank differ from December 31, 2004, primarily due to the issuance of trust preferred securities. Federal Reserve guidelines limit the amount of trust preferred securities that can be included in Tier 1 capital to 25% of total Tier 1 capital. Since $2.0 million of proceeds from the trust preferred issuance were contributed by the Company to the Bank as common equity, no such limitations applies to the Bank's capital adequacy computations. As of September 30, 2005, the $10.0 million of trust preferred securities were included as Tier 1 capital of the Company.

LIQUIDITY
---------

         Liquidity management involves the Company's ability to meet the cash flow requirements of customers. The Company needs to have sufficient cash flow to meet the requirements of depositors wanting to withdraw funds. The Company's liquidity position has improved since December 31, 2004 as measured by increases in the amount of federal funds sold, decreases in the amount of pledged securities and decreases in the amount of federal funds purchased.

         Federal funds sold, interest bearing deposits in banks and available for sale securities, particularly those of shorter maturities, are principal sources of liquidity. Federal funds sold at September 30, 2005 were $29.4 million. The Company sells excess funds overnight to money center banks. The Company classifies all of its securities as available for sale, which increases the Company's flexibility in that the Company can sell any of its unpledged securities to meet liquidity requirements. Securities available for sale had a carrying value of $274.7 million at September 30, 2005, of which $194.8 million was pledged to secure public deposits and repurchase agreements. At December 31, 2004, the Company's securities totaled $250.9 million of which $223.0 million was pledged.

         Other sources of liquidity available to the Company are deposits and borrowings. The Company also uses brokered deposits as a source of liquidity. To help ensure the ability to meet its funding needs, including any unexpected strain on liquidity, the Company has arrangements that allow it to purchase $25.0 million in federal funds from an independent bank.


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

         The MOU provides an understanding among the FDIC and the IDFPR and the Bank, that the Bank will correct certain violations of law, including certain violations regarding the Bank Secrecy Act, such as the timeliness of currency transaction reports and the quality of customer identification documentation in connection with the purchases of money orders, and improve its procedures so as to prevent similar violations. In addition, the MOU confirms the understanding among the FDIC and the IDFPR and the Bank, that the Bank will adopt written plans to: (i) lessen the Bank's risk position with respect to certain troubled assets; (ii) improve the Bank's liquidity and lessen its dependence upon volatile liabilities; (iii) improve earnings; and (iv) restore Tier 1 capital to 8% of the Bank's total assets should Tier 1 capital fall below that 8% level. As of September 30, 2005, the Bank's Tier 1 capital to total assets ratio was 8.75%. Under the MOU, the FDIC, the IDFPR and the Bank have also reached an understanding that the Board of Directors will cause a review of the Bank's staffing needs with particular emphasis in the area of loan collections and loan administration. The Bank will report to the FDIC and the IDFPR on a quarterly basis with respect to its progress on these matters. The Bank believes certain other matters addressed in the MOU have already been satisfactorily resolved.

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

RESULTS OF OPERATIONS
---------------------

NET INCOME

         Consolidated net income for the quarter ended September 30, 2005 was $135,000, decreasing $1.3 million compared with net income of $1.4 million for the same quarter of 2004. The annualized return on average assets was .07% for the quarter, declining from .71% for the same quarter the previous year. The decrease in net income for the quarter is primarily the result of increases to the provision for loan and lease losses and decreases to net interest income. For the nine months ended September 30, 2005, consolidated net income was $1.7 million compared to $3.3 million for the same period last year. The annualized return on average assets for the first nine months of 2005 was .31%, decreasing from the return on average assets for the same period of 2004 of .56%.


NET INTEREST INCOME

         Net interest income, the difference between interest income on earning assets and interest expense on interest bearing liabilities, decreased $1.2 million to $4.6 million during the three months ended September 30, 2005 compared with $5.8 million for the same period of 2004.

         A factor affecting net interest income was the decline in average loans during the third quarter of 2005 compared with the same quarter of 2004. Loans, generally, earn higher interest rates than other interest earning assets of the Company. Average loans declined $35.7 million during the third quarter of 2005 due to loan payoffs and a decline in loan demand as compared with the same quarter last year, while the average balance of federal funds sold, earning lower interest rates, increased $5.3 million. Another factor affecting interest earned on loans is the level of nonaccrual loans. At September 30, 2005, the Company had $21.2 million of nonaccrual loans as compared with $19.3 million at September 30, 2004.

         Also adversely affecting net interest income during the third quarter of 2005 were increasing rates paid on interest bearing liabilities. The rates paid on interest bearing liabilities increased 119 basis points during the third quarter of 2005 to 2.76% as compared with 1.57% during the same quarter of 2004. Interest rates on time deposits increased 142 basis points from the same quarter last year due to competitive pressures during 2005. Interest expense on time deposits during the third quarter of 2005 was $941,000 greater than it was during the third quarter of 2004. It is expected that rates paid on time deposits will continue to rise in 2005 due to competition and expected increases to the prime lending rate.

         Table 2 shows that during the nine months ended September 30, 2005 net interest income on a fully tax equivalent basis declined $1.4 million compared with the same period of 2004. The decrease in net interest income is the result of a $39.3 million decline in interest earning assets during the nine months ended September 30, 2005 compared with the same period last year. Also adversely affecting net interest income was that interest rates paid on interest bearing liabilities, especially time deposits, increased to a greater extent than the rates on interest earning assets during the nine months ended September 30, 2005 compared with the same time period last year.

                                                NORTHERN STATES FINANCIAL CORPORATION
                                        ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES
                         For the Three Months Ended September 30, 2005 and 2004 - Rates are Annualized
                                                              ($ 000s)

                                                              2005                             2004
                                                -------------------------------  --------------------------------
                                                 Average                          Average
                                                 Balance    Interest    Rate      Balance    Interest    Rate
                                                -------------------------------  --------------------------------
       Assets
         Loans (1)(2)(3)                         $ 404,830  $ 6,405      6.33%    $ 440,527   $ 6,037     5.48%
         Taxable securities (4)                    254,725    2,097      3.24%      258,614     2,074     3.16%
         Tax advantaged securities (2)(4)            8,594      106      4.93%       11,303       144     5.11%
          Federal funds sold                        26,842      224      3.34%       21,514        76     1.41%
                                                 ---------  -------      ----     ---------   -------     ----

         Interest earning assets                   694,991    8,832      5.05%      731,958     8,331     4.53%
         Noninterest earning assets                 49,760                           49,501
                                                 ---------  -------      ----     ---------   -------     ----
        Average assets                           $ 744,751                        $ 781,459
                                                 =========                        =========

       Liabilities and stockholders' equity
         NOW deposits                            $  54,931  $   141      1.03%    $  65,433   $    92     0.56%
         Money market deposits                      63,046      351      2.23%       65,607       157     0.96%
         Savings deposits                           83,590      244      1.17%       83,544       156     0.75%
         Time deposits                             327,720    2,817      3.44%      371,084     1,876     2.02%
         Other borrowings                           77,216      627      3.25%       52,929       218     1.65%
                                                 ---------  -------      ----     ---------   -------     ----

         Interest bearing liabilities              606,503    4,180      2.76%      638,597     2,499     1.57%
         Demand deposits                            60,742                           63,199
         Other noninterest bearing liabilities       6,226                            5,634
         Stockholders' equity                       71,280                           74,029
                                                 ---------  -------      ----     ---------   -------     ----

         Average liabilities and
           stockholders' equity                  $ 744,751                        $ 781,459
                                                 =========                        =========

         Net interest income                                $ 4,652                           $ 5,832
                                                            =======                           =======

         Net yield on interest
           earning assets (4)                                            2.66%                            3.17%
                                                                        =====                            =====

         Interest-bearing liabilities
           to earning assets ratio                                      87.27%                           87.25%
                                                                        =====                            =====

---------------
(1) Interest income on loans includes loan origination fees of $116 and $170 for the three months ended September 30, 2005 and 2004.
(2) Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34% tax rate.
(3)      Non-accrual loans are included in average loans.
(4) Rate information was calculated on the average amortized cost for securities. The three months ended September 30, 2005 and 2004 average balance information includes an average unrealized gain (loss) for taxable securities of ($4,563) and ($3,539) and for tax-advantaged securities of $2 and $28.

                                               NORTHERN STATES FINANCIAL CORPORATION
                                      ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES
                          For the Nine Months Ended September 30, 2005 and 2004 - Rates are Annualized
                                                                ($ 000s)


                                                        2005                             2004
                                           -------------------------------  --------------------------------
                                            Average                           Average
                                            Balance   Interest    Rate        Balance     Interest    Rate
                                           -------------------------------  --------------------------------
Assets
   Loans (1)(2)(3)                         $418,502    $19,312    6.15%       $434,633    $17,466     5.36%
   Taxable securities (4)                   242,747      5,908    3.19%        260,788      5,904     3.00%
   Tax advantaged securities (2) (4)          9,346        348    4.97%         11,263        436     5.22%
   Federal funds sold                        27,396        618    3.01%         30,608        244     1.06%
                                           --------    -------   -----        --------    -------    -----

   Interest earning assets                  697,991     26,186    4.97%        737,292     24,050     4.34%
   Noninterest earning assets                49,058                            48,079
                                           --------    -------   -----        --------    -------    -----

   Average assets                          $747,049                           $785,371
                                           ========                           ========

Liabilities and stockholders' equity
   NOW deposits                            $ 58,515    $   383    0.87%       $ 64,141       $266     0.55%
   Money market deposits                     62,422        869    1.86%         66,525        442     0.89%
   Savings deposits                          83,852        653    1.04%         83,402        461     0.74%
   Time deposits                            331,762      7,316    2.94%        360,770      5,254     1.94%
   Other borrowings                          70,024      1,467    2.79%         66,209        779     1.57%
                                           --------    -------   -----        --------    -------    -----

   Interest bearing liabilities             606,575     10,688    2.35%        641,047      7,202     1.50%
   Demand deposits                           61,634                             62,491
   Other noninterest bearing liabilities      6,566                              6,420
   Stockholders' equity                      72,274                             75,413
                                           --------    -------   -----        --------    -------    -----

   Average liabilities and                 $747,049                           $785,371
   stockholders' equity                    ========                           ========

   Net interest income                                 $15,498                            $16,848
                                                       =======                            =======

   Net yield on interest earning
   assets (4)                                                     2.94%                               3.04%
                                                                 =====                               =====
   Interest-bearing liabilities
   to earning assets ratio                                       86.90%                              86.95%
                                                                 =====                               =====

---------------
(1) Interest income on loans includes loan origination and other fees of $366 and $436 for the nine months ended September 30, 2005 and 2004.
(2) Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34% tax rate.
(3)      Non-accrual loans are included in average loans.
(4) Rate information was calculated on the average amortized cost for securities. The nine months ended September 30, 2005 and 2004 average balance information includes an average unrealized gain (loss) for taxable securities of ($4,133) and ($1,961) and for tax-advantaged securities of $8 and $124.

ASSET QUALITY AND THE PROVISION FOR LOAN AND LEASE LOSSES

         Management, with the concurrence of the Board of Directors, after carefully reviewing the adequacy of the allowance for loan and lease losses and the levels of nonperforming and impaired loans and leases, found that a $1.7 million provision for loan and lease losses was necessary for the quarter ended September 30, 2005, compared with $500,000 for the same period of 2004. Much of the $1.7 million provision during the third quarter of 2005 was allocated to two loan relationships that experienced credit deterioration; a commercial loan relationship totaling $5.2 million and a commercial real estate loan relationship that totaled $5.3 million. For the nine months ended September 30, 2005, the provision for loan and lease losses was $2.4 million compared with $3.1 million for the first nine months of 2004.

         At September 30, 2005, the allowance for loan and lease losses was $9.6 million or 2.42% of loans and leases as compared with $7.8 million or 1.77% of total loans and leases at December 31, 2004. During the first nine months of 2005, $677,000 in loans were charged off against the allowance compared with $2.0 million during the same period last year. There was $66,000 in recoveries of loans previously charged off during the nine months ended September 30, 2005 compared with $23,000 in recoveries during the same period in 2004.

         The Company previously disclosed its involvement in certain lease pools purchased in 2000 and 2001 from Commercial Money Center ("CMC"). These lease pools were secured by both the leased equipment and surety bonds issued by ACE/Illinois Union and RLI Insurance Company. The lease pools are carried on nonaccrual status and totaled $9.5 million at September 30, 2005. In September 2005, the Company filed Motions for Judgment on the Pleadings in its CMC litigations against the sureties. At that time, the court granted the Motion for Judgment on the Pleadings against ACE/Illinois Union; however, the Bank's motion against the RLI sureties was denied. ACE/Illinois Union insures the lease pools that amounted to $5.4 million at September 30, 2005 and RLI acts as the sureties on lease pools totaling $4.1 million at September 30, 2005. On October 31, 2005, the court directed all parties involved in the CMC litigation to engage in mediation, which is expected to begin in December 2005. No assurance can be given as to the exact amounts that will be ultimately collected by the Bank, if any, as a result of the mediation. At September 30, 2005, the Company had $2.4 million of its allowance for loan leases losses allocated to the lease pools purchased from CMC.

         Nonperforming loans and leases, which include loans and leases on nonaccrual status in addition to loans and leases 90 days or more past due and still accruing interest, were $22.3 million at September 30, 2005, or 5.58% of total loans and leases, as compared with $19.5 million at December 31, 2004, or 4.40% of loans and leases. The increase in nonperforming loans and leases, during the third quarter of 2005, is primarily the result of the Company placing on nonaccrual status loans totaling $5.2 million on an entertainment center that is partially secured by equipment and $1.8 million secured by a motel. The Company classified these loans as nonaccrual due to deterioration in the respective borrowers' financial condition. During the nine months ended September 30, 2005, the Company received payments of $1.7 million relating to the CMC nonperforming lease pools and transferred $1.3 million in nonperforming loans to other real estate owned through foreclosure. Also decreasing nonperforming loans from year-end was the charge off of $677,000 of nonperforming loans and the collection and payoff of $835,000 in nonaccrual loans brought about by collection efforts.

         Included as part of the $22.3 million of nonperforming loans at September 30, 2005, besides the $9.5 million in nonaccrual lease pools, the $5.2 million entertainment center loan and the $1.8 million motel loan previously discussed, is a $4.3 million nonaccrual loan that is for a 90-unit condominium construction project. The Company participated in this 90-unit condominium construction project with other financial institutions and only has a portion of the total loan. The construction project experienced substantial cost overruns and the principal borrowers declared bankruptcy. The construction project has been completed and all of the units have been sold, with the bankruptcy trustee holding the sale proceeds in escrow. There are disputed mechanic liens of which the majority are insured by a title company. The bankruptcy trustee will not release the sales proceeds from escrow until the disputed mechanic liens are resolved. The mechanic lien issue is not expected to be concluded prior to year-end 2005. Management expects to collect all of the $4.3 million loan balance.

         Impaired loans and leases at September 30, 2005 totaled $33.3 million. The Company considers a loan or lease impaired if full principal and interest will not be collected under the contractual terms of the note. Nonaccrual loans and leases are included as impaired. Impaired loans and leases are carried at the present value of expected cash flows discounted at the loan's effective interest rate or at the fair value of the collateral, if the loan or lease is collateral dependent. Included as impaired loans at September 30, 2005 are $12.3 million of restructured loans. The amount of the allowance for loan and lease losses specifically allocated for impaired loans and leases was $6.8 million at September 30, 2005 compared with $5.2 million at December 31, 2004.

         Another component of nonperforming assets is other real estate owned, consisting of assets acquired through loan foreclosure and repossession. At September 30, 2005, other real estate owned totaled $5.0 million as compared with $4.8 million at December 31, 2004. The fair value of other real estate owned is reviewed by management at least quarterly to help ensure the reasonableness of its carrying value, which is lower of cost or the fair value less estimated selling costs. During the previous quarter ended June 30, 2005, the Company took a write-down of other real estate owned of $1.1 million to reflect the fair value of those properties less selling expenses based primarily on new appraisals. During the nine months ended September 30, 2005, three other properties were transferred into other real estate owned totaling $1.3 million. One of these properties transferred to other real estate owned was a foreclosed motel that has a fair value of $1.1 million.


NONINTEREST INCOME

         Noninterest income for the three months ended September 30, 2005 was $1.2 million, unchanged from the three months ended September 30, 2004. Noninterest income for the nine months ended September 30, 2005 was $3.1 million decreasing $201,000 as compared with $3.3 million for the same period last year. The decrease was primarily attributable to loss of $169,000 on the sale of $6.3 million of securities available for sale. The securities were sold for liquidity purposes during the first quarter of 2005.


NONINTEREST EXPENSE

         Noninterest expense for the quarter ended September 30, 2005 was $4.1 million, decreasing $329,000 from the same quarter last year. The decreased noninterest expense resulted from decreased legal fees and other operating expenses that was partially offset by increased audit and other professional expenses. The Company's efficiency ratio, noninterest expense divided by the sum of net interest income and noninterest income, was 70.6% for the third quarter of 2005 as compared with 63.5% for the same quarter of 2004 and was affected by the decreased net interest income.

         Legal fees expense during the third quarter of 2005 was $83,000 compared with $364,000 for the same quarter of 2004, a decrease of $281,000. Legal fees declined as most of the legal fees during the third quarter of 2004 pertained to the CMC litigation that was in the discovery phase at that time.

         Other operating expenses declined $227,000 during the three months ended September 30, 2005 compared to the same three month period last year. During 2004, the Company incurred increased other operating expenses related to the integration of its acquisition of First State Bank into the Company. The Company acquired First State Bank in January 2004 and plans to merge First State Bank and Bank of Waukegan in November 2005. The combined bank will be named NorStates Bank. The Company expects to achieve operating efficiencies by merging the two banks.

         Audit and other nonlegal professional fees increased during the third quarter of 2005 by $189,000 totaling $280,000 as compared with $91,000 for the same quarter last year. These fees are primarily the result of the Company's continued efforts to comply with Section 404 of the Sarbanes-Oxley Act in 2005. Contributing to the increased audit fees is the Company's decision to outsource a majority of its internal audit function. It is expected that audit and other professional fees will continue to be at higher levels during the remainder of 2005.

         For the nine months ended September 30, 2005, noninterest expense was $13.8 million, increasing $1.5 million from the same period last year. Noninterest expense increased during the first nine months of 2005 primarily due to the $1.1 million write-down of other real estate owned in the second quarter of 2005. Audit and other professional expenses were $527,000 higher, primarily due to expenses associated with the Sarbanes-Oxley Act, Section 404 internal control assessment process. Salaries and employee benefits expense also was greater during the first nine months of 2005 by $257,000 as compared with the same nine months last year due to yearly salary increases and higher group insurance premiums. Legal expense during the nine months ended September 30, 2005 was $456,000 less than for the same period of 2004 due to higher legal fees relating to the litigation involving the Commercial Money Center lease pools during the first nine months of 2004.


FEDERAL AND STATE INCOME TAXES

         For the three months ended September 30, 2005, the Company had a tax benefit of $142,000 as compared with income tax expense of $637,000 for the same three months last year. The income tax benefit during the third quarter of 2005 resulted from the $2.0 million decrease in pre-tax income during the third quarter of 2005. Interest income on U.S. Treasury and U.S. government-sponsored entity securities that are not subject to state income tax was $2.0 million for the third quarter of 2005 also contributed to the tax benefit during the quarter. The income tax expense for the first nine months of 2005 was $516,000 as compared with $1,378,000 for same period of 2004. As a percentage of pre-tax income, tax expense was 22.8% for the nine months ended September 30, 2005 and 29.5% for the same period of 2004.


CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS
----------------------------------------------------------

         The Company has contractual obligations that may not appear on the balance sheet. Table 3 presents the Company's significant fixed and determinable contractual obligations as of September 30, 2005, by payment date. The payment amounts in Table 3 represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts or similar carrying amount adjustments.

                                     TABLE 3

                      NORTHERN STATE FINANCIAL CORPORATION
                             CONTRACTUAL OBLIGATIONS
                            As of September 30, 2005
                                    ($ 000s)

                                                 Greater       Greater
                                                   than         than
                                                 1 yr. and   3 yrs. and
                                                   less         less
                                                  than or      than or
                                                   equal        equal       Greater
                                     One year      to 3         to 5         than
Contractual obligations              or less        yrs.        yrs.         5 yrs.      Total
--------------------------------------------------------------------------------------------------
Long-term debt
   Federal Home Loan Bank advance   $      0      $ 6,500      $     0      $     0    $  6,500
   Subordinated debentures                 0            0            0       10,000      10,000
   Time deposits                     259,963       52,755       20,894            0     333,612

Other contractual obligations
   Standby letters of credit           4,979            0            0            0       4,979
   Community Reinvestment Act
      investment commitment               42          395          272            0         709


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

         The Company's primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk. Interest-rate risk is the exposure of a banking organization's financial condition to adverse movements in interest rates. The Company seeks to achieve consistent growth in net interest income and net income while managing volatility that arises from shifts in interest rates. The Company's Asset and Liability Management Committee ("ALCO") oversees interest rate risk programs instituted by management and measurements of interest rate risk to determine that they are within authorized limits set by the Company's Board of Directors.

         Evaluating a financial institution's exposure to changes in interest rates includes assessing both the adequacy of the management process used to control interest rate risk and the organization's quantitative level of exposure. When assessing the interest rate risk management process, the Company seeks to ensure that appropriate policies, procedures, management information systems and internal controls are in place to maintain interest rate risk at prudent levels with consistency and continuity. Evaluating the quantitative level of interest rate risk exposure requires the Company to assess the existing and potential future effects of changes in interest rates on its consolidated financial condition, including capital adequacy, earnings, liquidity, and, where appropriate, asset quality.

         One approach used by management to analyze interest rate risk is to periodically evaluate the "shock" to the balance sheet of an assumed instantaneous decrease and increase in rates of 1% and 2% using computer simulation to show the effect of rate changes on the base 12 month projected net interest income. This approach falls under the broad definition of asset/liability management. The Company's primary asset/liability management technique is the interest rate shock.

         Several ways the Company can manage interest rate risk include: selling existing assets or repaying certain liabilities and matching repricing periods for new assets and liabilities, for example, by shortening terms of new loans or securities. Financial institutions are also subject to prepayment risk in a falling rate environment. For example, a debtor may prepay financial assets so that the debtor may refinance obligations at new, lower rates. Prepayments of assets carrying higher rates reduce the Company's interest income and overall asset yields. A large portion of an institution's liabilities may be short term or due on demand, while most of its assets may be invested in longer-term loans or securities. Accordingly, the Company seeks to have in place sources of cash to meet short-term demands. These funds can be obtained by increasing deposits, borrowing, or selling assets.

         Financial institutions are also subject to interest rate risk in a rising rate environment. Call features on securities may not be exercised and the lower yielding securities may remain in the Company's securities portfolio until maturity.

         Table 4 shows how interest rate shocks of decreasing rates 1% and 2% and increasing rates 1% and 2% affect projected 12 month net interest income at September 30, 2005 and December 31, 2004. The computer simulation model used to do the interest rate shocks and calculate the effect on projected net interest income takes into consideration maturity and repricing schedules of the various assets and liabilities as well as call provisions on the Company's securities. Current policy set by the Board of Directors limits exposure to net interest income from interest rate shocks of plus or minus 2% to plus or minus 10% of the base projected 12 month net interest income.

         At September 30, 2005 the net interest income decreases $212,000 when rates are shocked downward 2% while net interest income decreases $168,000 for a 2% upward rate shock. Net interest income decreases when rates are shocked downward 2% as there were call provisions on $185.1 million of the U.S. government-sponsored entity securities at September 30, 2005. Call features on securities would be expected to be exercised, as interest rates are shocked downward, lowering yields on securities and net interest income. However with an upward rate shock, the call features would not be expected to be exercised, therefore the lower yielding securities would remain in the Company's securities portfolio until maturity.

                                     TABLE 4

                      NORTHERN STATES FINANCIAL CORPORATION
                EFFECT OF INTEREST SHOCKS ON NET INTEREST INCOME
                 as of September 30, 2005 and December 31, 2004
                                     ($000s)

                               -------------------------------------------------
                                         Immediate Change in Rates
                                   -2.00%     -1.00%     +1.00%     +2.00%
                               -------------------------------------------------

September 30, 2005:
       Dollar Change from Base     ($212)      ($19)      ($36)     ($168)
       Percent Change from Base    -0.98%     -0.09%     -0.17%     -0.78%


December 31, 2004:
       Dollar Change from Base     ($311)      $828      ($514)   ($1,007)
       Percent Change from Base    -1.26%      3.39%     -2.01%     -4.16%

ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

         As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of Northern States Financial Corporation's management, including our Chairman of the Board and President and Vice President and Treasurer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on and as of the date of their evaluation, our Chairman of the Board and President and Vice President and Treasurer have concluded that the Company's disclosure controls and procedures are effective, in all material respects, to ensure that information required to be disclosed by Northern States Financial Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and are effective to ensure that material information related to the Company and its subsidiaries required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including our Chairman of the Board and President and Vice President and Treasurer, to allow timely decisions regarding required disclosure.

         There was no change in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II. OTHER INFORMATION
--------------------------


ITEM 1.  LEGAL PROCEEDINGS
--------------------------

         From time to time, due to the nature of its business, the Company and its subsidiaries are often subject to various legal actions. Other than as described below, these legal actions, whether pending or threatened, arise through the normal course of business and neither the Company nor any of its subsidiaries are currently involved in any proceedings that would, in management's judgement, have a material adverse effect on the Company's business, results of operation, financial condition or cash flows.

         In September 2005, the Company filed Motions for Judgement on the Pleadings in its Commercial Money Center litigations against the sureties. At that time, the court granted the Motion for Judgement on the Pleadings against ACE/Illinois Union; however, the Bank's motion against the RLI sureties was denied. ACE/Illinois Union insures the lease pools that amounted to $5.4 million at September 30, 2005 and RLI acts as the sureties on lease pools totaling $4.1 million at September 30, 2005. On October 31, 2005, the court directed all parties involved in the Commercial Money Center litigation to engage in mediation, which is expected to begin in December 2005. No assurance can be given as to the exact amounts that will be ultimately collected by the Bank, if any, as a result of the mediation.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
-------------------------------------------------------------------

ISSUER PURCHASES OF EQUITY SECURITIES

         There were no purchases made by, or on behalf of, the Company of shares of the Company's common stock during the quarterly period ended September 30, 2005.

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

         Exhibit 4.1 Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

         Exhibit 31.1 Section 302 Certification of Chairman of the Board and President.

         Exhibit 31.2 Section 302 Certification of Vice President and Treasurer.

         Exhibit 32.1 Section 906 Certification.

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------
                                    FORM 10-Q
                                    ---------
                               SEPTEMBER 30, 2005
                               ------------------





                                   SIGNATURES
                                   ----------




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized, on this 9th day of November 2005.



NORTHERN STATES FINANCIAL CORPORATION
           (Registrant)





Date: November 9, 2005                    By:    /s/ Fred Abdula
      ------------------------------          ----------------------------------
                                                 Fred Abdula
                                                 Chairman of the Board of
                                                 Directors and President



Date: November 9, 2005                    By:    /s/ Thomas M. Nemeth
      ------------------------------          ----------------------------------
                                                 Thomas M. Nemeth
                                                 Vice President and Treasurer

                      NORTHERN STATES FINANCIAL CORPORATION
                      -------------------------------------
                                    FORM 10-Q
                                    ---------
                               SEPTEMBER 30, 2005
                               ------------------


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

         Exhibit 4.1 Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

         Exhibit 31.1 Section 302 Certification of Chairman of the Board and President.

         Exhibit 31.2 Section 302 Certification of Vice President and Treasurer.

         Exhibit 32.1 Section 906 Certification.