Form 10-K
period 2005-12-31
NORTHERN STATES FINANCIAL CORP /DE/
filed 2006-03-31
CIK 744485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
(Title of Class)
Indicate by check if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act. YES ☐ NO ☑
Indicate by check if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, or a non-accelerarted filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐           Accelerated filer ☑           Nonaccelerated filer ☐
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
     The aggregate market value of the voting shares held by nonaffiliates of the Registrant is $73,512,833, as of June 30, 2005, based on the last sale price of the Registrant’s common stock on June 30, 2005 of $27.15 per share. Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are “affiliates”.
     As or March 14, 2006, 4,295,105 shares of the Registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of Parts II and IV are incorporated by reference from the Registrant’s 2005 Annual Report to Stockholders; and a portion of Part III is incorporated by reference to the Registrant’s Proxy Statement for its 2005 Annual Meeting of Stockholders to be held May 18, 2006.
     Except for those portions of the 2006 Annual Report incorporated by reference, the Annual Report is not deemed filed as part of this Report.

i

PART I
Item 1. Business
     Northern States Financial Corporation (the “Company”) cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to December 31, 2005 to differ materially from those expressed in forward-looking statements. Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company and its subsidiaries include, but are not limited to, the potential for further deterioration in the credit quality of the Company’s loan and lease portfolios, uncertainty regarding the Company’s ability to ultimately recover on the surety bonds relating to the equipment lease pools currently on nonaccrual status, unanticipated changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the Company’s investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, and changes in accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements.
THE COMPANY
Overview
     The Company is a bank holding company organized in 1984 under the laws of Delaware, for the purpose of becoming the parent bank holding company of the Bank of Waukegan. In 1991, the Company acquired First Federal Bank, fsb (“First Federal” or the “Thrift”). In 1998 the Thrift was merged with and into the Bank of Waukegan. On January 5, 2004, Northern States Financial Corporation acquired First State Bank of Round Lake (“First State Bank”). On November 10, 2005 First State Bank was merged with and into the Bank of Waukegan and the name of the merged entity was changed to NorStates Bank (the “Bank’).
     The Company is registered under the Bank Holding Company Act of 1956, as amended, and owns all the outstanding stock of the Bank and First State Bank. At December 31, 2005, the Company had 356 registered stockholders of record, 4,295,105 shares of Common Stock outstanding, and total consolidated assets of approximately $722 million. Aside from the stock of the Bank and cash, the Company has no other substantial assets.
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
     Neither the Company nor the Bank has material patents, licenses or franchises except the banking charters, which permit them to engage in banking and offer trust services pursuant to applicable law.
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
Subsidiary Operations
     NorStates Bank was chartered as a state bank in 1962 and is located in Waukegan, Illinois. Waukegan is located approximately 37 miles north of Chicago, Illinois and has a population of approximately 90,000. At December 31, 2005, NorStates Bank had total assets of approximately $721.5 million, loans and leases of approximately $400.5 million, deposits of approximately $562.7 million and stockholder’s equity of approximately $72.4 million. The Bank has three branch offices located in Waukegan, one office located in Antioch, Illinois, one office located in Gurnee, Illinois, one office located in Winthrop Harbor, Illinois, one office in Round Lake Beach, Illinois and one office in Round Lake, Illinois.
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
     Commercial and consumer loans are made to corporations, partnerships and individuals, primarily on a secured basis. Commercial lending focuses on business, capital, construction, inventory and real estate. The bank also make direct and indirect loans to consumers and commercial customers. The Bank also originates and services commercial and residential mortgages.
     The Bank’s trust department acts as executor, administrator, trustee, conservator, guardian, custodian and agent. At December 31, 2005, the Trust Department had assets under management or custodial arrangements of approximately $140 million. Its office is located at the Bank’s branch office at 3233 Grand Avenue, Waukegan, Illinois.

     During 2002 the Bank formed Northern States Community Development Corporation (“NSCDC”), a wholly-owned subsidiary of the Bank. NSCDC assets consist of cash and of other real estate owned. This subsidiary was formed for the purpose of developing and selling a parcel of other real estate owned as part of the City of Waukegan’s lakefront development plans. At December 31, 2005, assets of NSCDC totaled $1.8 million, which includes cash of $38,000, and the property valued at $1,783,000, and were consolidated into the NorState Bank’s financial statements.
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
     The Bank aggressively markets its services to qualified borrowers in both the commercial and consumer sectors. The Bank’s commercial lending officers actively solicit the business of new companies entering the surrounding market as well as long-standing members of the business community. Through personalized professional service and competitive pricing, the Bank has been successful in attracting new commercial lending customers. At the same time, the Bank actively advertises its consumer loan products and continually attempt to make its lending officers more accessible.
     Commercial Loans - The Bank seeks new commercial loans in its market area and much of the increase in these loans in recent years can be attributed to the successful solicitation of new business. The Bank has also purchased commercial loans or portions of commercial loans from other financial institutions and investment banking firms. The Bank’s lending areas of emphasis include, but are not limited to, loans to manufacturers, building contractors, developers, hotels, business services companies and retailers. The Bank provides a wide range of commercial business loans, including lines of credit for working capital purposes and term loans for the acquisition of equipment and other purposes. Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate. Loans may be made on an unsecured basis where warranted by the overall financial condition of the borrower. Terms of commercial business loans generally range from one to five years. The majority of the Bank’s commercial business loans have floating interest rates or re-price within one year. The primary repayment risk for commercial loans is the failure of the business due to economic or financial factors. In most cases, the Bank collateralizes these loans and/or taken personal guarantees to help assure repayment.

     The Bank regularly provides financing to developers who have demonstrated a favorable record of performance for the construction of homes. Sales of these homes have remained very strong in Lake County due to the continued growth in population.
     Mortgage Banking - From 1991 until 1998, the Bank funded conforming long-term residential mortgage loans and sold them in the secondary market with servicing retained. Since 1998, the Bank’s mortgage banking operation originates mortgage loans for a fee on behalf of other financial institutions that fund and own the loans. The Bank does not retain servicing on these originated mortgage loans. The Bank has a portfolio of serviced mortgages of approximately $3.8 million at December 31, 2005.
     Consumer Lending - The Bank’s consumer lending department provide all types of consumer loans including motor vehicle, home improvement, home equity, unsecured loans and small personal credit lines.
     Trust Activities
     The Bank’s trust and investment services department has been providing trust services to the community for over 20 years. As of December 31, 2005, the Bank had approximately $140 million of trust assets under management and provides a full complement of trust services for individuals and corporations, including land trust services.
     To build on the trust department’s mainstay of personal trust administration, the trust department’s focus is in two major areas: (i) investment management for individuals and (ii) administration and investment services for employee benefit plans.
COMPETITION
     The Company and its banking subsidiary encounter significant competition in all of their activities. The Chicago metropolitan area and suburban Lake County have a high density of financial institutions, many of which are significantly larger and have substantially greater financial resources than the Company and its subsidiaries, and all of which are competitors of the Company and its subsidiaries to varying degrees. In Lake County, Illinois there are 46 commercial banks and savings institutions. The Company and its subsidiary are subject to competition from various financial institutions, including state and national banks, state and federal savings associations, credit unions, certain non-banking consumer lenders, and other companies or firms, including brokerage firms and mortgage brokers, that provide similar services in northeastern Illinois. The Bank also competes with money market funds and with insurance companies with respect to its individual retirement accounts.
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
EMPLOYEES
     The Company and its subsidiaries employed 181 full-time equivalent employees as of December 31, 2005. None of the Company’s employees is represented by any collective bargaining group. The Company offers a variety of employee benefits and management considers its employee relations to be good.
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
     These policies have a significant influence on overall growth and distribution of the Company’s loans, investments and deposits, and affect interest rates charged on loans and earned on investments or paid for deposits. The monetary policies of the Federal Reserve Board are expected to continue their substantial influence on the operating results of Bank. The general effect, if any, of such policies upon the future business and earnings of the Company and its subsidiary cannot accurately be predicted.
SUPERVISION AND REGULATION
     Financial institutions and their holding companies are extensively regulated under federal and state laws. As a result, the business, financial condition and prospects of the Company and its bank subsidiary can be materially affected not only by management decisions and general economic conditions, but also by applicable statutes and regulations and other regulatory pronouncements and policies promulgated by regulatory agencies with jurisdiction over the Company and the Bank, such as the Board of Governors of the Federal Reserve System (“FRB”), the Federal Deposit Insurance Corporation (“FDIC”) and the Illinois Department of Financial and Professional Regulation. Such statutes, regulations and other pronouncements and policies are intended to protect depositors and the FDIC’s deposit insurance funds, rather than stockholders.
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

     The Gramm-Leach-Bliley Act (the “GLB Act”), signed into law on November 12, 1999, significantly changed financial services regulation by expanding permissible nonbanking activities of bank holding companies and removing barriers to affiliations among banks, insurance companies, securities firms and other financial services entities. These new activities can be conducted through a holding company structure or, subject to certain limitations, through a financial subsidiary of a bank. The GLB Act repeals the anti-affiliation provisions of the Glass-Stegall Act and revises the Act. The GLB Act permits qualifying holding companies, called “financial holding companies,” to engage in, or to affiliate with companies engaged in, a full range of financial activities including banking, insurance activities (including insurance underwriting and portfolio investing), securities activities and merchant banking. A bank holding company’s subsidiary banks must be “well-capitalized” and “well-managed” and have at least a “satisfactory” Community Reinvestment Act rating for the bank holding company to elect, and maintain, status as a financial holding company.
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
     The Bank is subject to regulation by the FDIC, as well as by the Illinois Department of Financial and Professional Regulation.
     Federal Reserve policy provides that a bank holding company should not pay dividends unless (i) the bank holding company’s net income over the prior year is sufficient to fully fund the dividends and (ii) the prospective rate of earnings retention appears consistent with the capital needs, asset quality and overall financial condition of the bank holding company and its subsidiaries. Additionally, the Federal Reserve possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to prohibit or limit the payment of dividends by bank holding companies.
     Delaware law also places certain limitations on the ability of the Company to pay dividends. For example, the Company may not pay dividends to its shareholders if, after giving effect to the dividend, the Company would not be able to pay its debts as they become due. Since a major potential source of the Company’s revenue is dividends the Company expects to receive from the Bank, the Company’s ability to pay dividends is likely to be dependent on the amount of dividends paid by the Bank. No assurance can be given that the Bank will, in any circumstances, pay dividends to the Company. Various statutes and regulations impose restrictions on the payment of dividends by the Bank, as described below.
     Under the Illinois Banking Act (the “IBA”), the Company’s subsidiary bank is permitted to declare and pay dividends in amounts up to the amount of its accumulated net profits provided that it shall retain in its additional paid-in capital at least one-tenth of its net profits since the date of the declaration of its most recent previous dividend until such additions to additional paid-in capital, in the aggregate, equal at least the paid-in capital of the Bank. In no event may the Bank, while it continues its banking business, pay dividends in excess of its net profits then on hand (after deductions for losses and bad debts).
     Under the FDIC’s current risk-based insurance assessment system, each insured depository institution is placed in one of nine risk categories based on its level of capital and other relevant information. Each insured depository institution’s insurance assessment rate is then determined by the risk category in which it has been classified by the FDIC. Under the assessment schedule applicable for the second semi-annual assessment period of 2005 to BIF-insured institutions (such as the banks), assessment rates ranged from 0% to 0.27% of deposits. In addition, each of the banks is subject to “FICO assessments” to repay obligations issued by a federally chartered corporation to provide financing for resolving the thrift crises of the 1980s. For the first quarter of 2006, the FICO assessment rate for the Bank is 1.32%. In addition, on February 1, 2006, the Federal Deposit Insurance Reform Act of 2005 (the “Insurance Reform Act”) was signed into law. The Insurance Reform Act calls for the merger of the bank insurance fund and savings association insurance fund into a single deposit insurance fund (“DIF”), which is to take place by July 1, 2006. In addition, the Insurance Reform Act increases the deposit insurance coverage limit to $250,000 for certain retirement accounts (mostly IRA’s, Keogh accounts, “457” Plans for state employees and 401(k) accounts) and indexes future insurance coverage to inflation beginning in 2011. The Insurance Reform Act also allows the FDIC to raise or lower the designated reserve ratio between 1.15% and 1.50% on an annual basis. It also authorizes certain one-time premium assessment credits to insured institutions, awards DIF dividends under certain circumstances, and authorizes the FDIC to revise the current risk-based system for determining assessments. The FDIC is required to promulgate regulations implementing the requirements of the Insurance Reform Act by November 2006. Until the FDIC promulgates these regulations, it is uncertain what, if any, impact this legislation will have on our operations.
     The Federal bank regulators have adopted risk-based capital guidelines for holding companies and banks. The minimum ratio of qualifying total capital to risk-weighted assets, including certain off-balance sheet items (Total Capital Ratio), is 8%, and the minimum ratio of that portion of total capital that is comprised of common stock, related additional paid-in capital, retained earnings, noncumulative perpetual preferred stock, minority interests and, for bank holding companies, a limited amount of qualifying cumulative perpetual preferred stock, less certain intangibles including goodwill (Tier 1 capital), to risk-weighted assets is 4%. The balance of total capital may consist of other preferred stock, certain other instruments, and limited amounts of subordinated debt and the loan and lease loss allowance.
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
     In addition, the Federal Reserve has established minimum Leverage Ratio (Tier 1 capital to quarterly average total assets) guidelines for bank holding companies and banks. These guidelines provide for a minimum Leverage Ratio of 4% for bank holding companies and banks. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a “Tangible Tier 1 Leverage Ratio” in evaluating proposals for expansion or new activities. The Tangible Tier 1 Leverage Ratio is the ratio of Tier 1 capital, less intangibles not deducted from Tier 1 capital, to quarterly average total assets. At December 31, 2005, the Company had a Tangible Tier 1 Leverage Ratio of 9.74%%.

		TIER 1	TOTAL
		RISKED-BASED	RISKED-BASED
	LEVERAGE RATIO	RATIO	RATIO
Company Ratio as of December 31, 2005	9.74%	14.88%	16.14%

Well Capitalized	Not Applicable	6% or above	10% or above
Adequately Capitalized	4% or above	4% or above	8% or above
     The Bank, on May 17, 2005, approved and signed a memorandum of understanding (“MOU”) with the Federal Deposit Insurance Corporation and the Illinois Department of Financial and Professional Regulation. The MOU requires the Bank to restore Tangible Tier 1 Leverage Ratio to 8% should this ratio fall below the 8% level. At December 31, 2005, the Company had a Tangible Tier 1 Leverage Ratio of 9.74% and the Bank’s Tangible Tier 1 Leverage Ratio was 8.61%. For more detailed information regarding the MOU, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

		TIER 1	TOTAL
		RISKED-BASED	RISKED-BASED
	LEVERAGE RATIO	RATIO	RATIO
Bank Ratio as of December 31, 2005	8.61%	13.16%	14.42%

Well Capitalized	5% or above	6% or above	10% or above
Adequately Capitalized	4% or above*	4% of above	8% or above
Undercapitalized	Less than 4%	Less than 4%	Less than 8%
Significantly Undercapitalized	Less than 3%	Less than 3%	Less than 6%

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

     The Company is considered “well capitalized” as defined under the regulations of the Federal Reserve. The Bank is considered “well capitalized” according to FDICIA guidelines as of December 31, 2005.
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
     As an insured depository institution, the Bank is subject to regulations requiring depository institutions to maintain reserves against a specified percentage of transaction accounts (primarily NOW and regular checking). Reserves are maintained in the form of vault cash or non-interest bearing deposits with the FRB. The FRB regulations generally require 3% reserves on the first $48.3 million of transaction accounts; however, the first $7.8 million of these otherwise reservable balances (subject to adjustments by the FRB) are exempted from the 3% reserve requirement. Net transaction balances over $48.3 million are subject to a reserve requirement of 10%. The Bank is in compliance with the forgoing requirements.
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

Item 1A. Risk Factors
     Our business, financial condition and results of operations are subject to various risks, including those discussed below, which may affect the value of our common stock. Set forth below are certain risk factors which we believe to be relevant to an understanding of our business. This list should not be considered a comprehensive list of all potential risks and uncertainties. You should also refer to the other information included or incorporated by reference in this Form 10-K, including our consolidated financial statements and related notes for the year ended December 31, 2005.
     Significant risk factors include:
     Interest rate risk — Our earnings and profitability depend significantly on our net interest income, which is the difference between the interest earned on loans and investments and the interest paid on deposits and borrowings. Since interest rates can fluctuate in response to general economic conditions and the policies of various governmental and regulatory agencies, including the Federal Reserve Board, our asset-liability management strategy may not be able to prevent changes in interest rates from having a material adverse effect on our earnings.
     Geographic risk — We operate primarily in the Chicago market and a prolonged economic downturn in this market could have a negative impact on earnings.
     Credit Risk — Our loan customers may not repay their loans according to their terms and the collateral may be insufficient to repay the loan. Management makes various assumptions in determining the adequacy of the allowance for loan and lease losses and if those assumptions are incorrect, the result could have an adverse affect on earnings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion of our allowance for loan and lease losses.
     Regulatory Risk — We are subject to extensive federal and state legislation and supervision which governs nearly every aspect of our business. The burden of compliance has in the past and will continue to have an impact on the banking industry and changes to these laws could affect our ability to deliver or expand our services. See “Supervision and Regulation”.
     Industry Risk — We operate in a rapidly changing environment having numerous competitors including other banks and insurance companies, securities dealers, trust and investment companies and mortgage bankers. Our profitability depends upon our continued success in competing in the Chicago market.
     Operational Risk — We are subject to operations risks, including, but not limited to, an interruption or breach in security of information systems, customer or employee fraud and catastrophic failures. While we maintain a system of internal controls and insurance coverage where applicable, an event may occur that has an adverse affect on earnings.
     Personnel Risk — Our success depends upon the continued service of our senior management team and our ability to attract and retain qualified financial services personnel. Loss of key personnel could negatively impact our earnings through loss of their customer relationships and the potential difficulty promptly replacing officers in this competitive environment.
Item 1B. Unresolved Staff Comments
     Not Applicable.

Item 2. Properties
     The Bank conducts its operations through its main office and seven branches. The Company’s office is located in the main office of the Bank. All of such offices are owned by the Bank and are located in Lake County, Illinois. The Company believes that its current facilities are adequate for the conduct of its business.
     The following table sets forth information relating to each of NorStates Bank’s offices:

Main Office:	Trust Department:
1601 North Lewis Avenue	3233 Grand Avenue
Waukegan, Illinois 60085	Waukegan, Illinois 60085

Branches:
3233 Grand Avenue	40220 N. Route 59
Waukegan, Illinois 60085	Antioch, Illinois 60002

216 Madison Street	700 N. Sheridan Road
Waukegan, Illinois 60085	Winthrop Harbor, Illinois 60096

5384 Grand Avenue	1777 N. Cedar Lake Road
Gurnee, Illinois 60031	Round Lake Beach, Illinois 60073

301 Goodnow Boulevard Round Lake, Illinois 60073
Item 3. Legal Proceedings
     Due to the nature of their business, the Company and its subsidiaries are often subject to various legal actions. Other than as described below, these legal actions, whether pending or threatened, arise through the normal course of business and are not considered unusual or material.
     Between November 2000 and August 2001, the Company purchased commercial lease pools from Commercial Money Center, a now bankrupt equipment leasing company. These lease pools, with outstanding balances of $9.4 million at December 31, 2005, are secured by assignments of payment streams, underlying equipment and surety bonds. A large part of our underwriting decision was based on the guarantees of the sureties. These lease pools are included as impaired loans and leases at December 31, 2003, 2004 and 2005. The amount of specific reserve allocated to these leases is $2,400,000. Upon default of these lease pools, the Company made demand for payment from Illinois Union Insurance Company (“IU”) a wholly owned subsidiary of Ace Limited Insurance Company (“ACE”) and RLI Insurance Company (“RLI”) under the relevant surety bonds. IU, ACE and RLI (the “Sureties”) have failed to make the payments required under the surety bonds. As a result, in April 2002, the Company filed suit against each of the Sureties. The Company’s complaints alleged that the Sureties are liable for payment due to the Company under the terms of the bonds. ACE, IU and RLI are seeking to rescind on the surety bonds alleging that the originator of the leases fraudulently induced the insurers to issue the surety bonds, and that the bonds are therefore void. The Company has reviewed these matters with its legal counsel and believes that it has valid claims as the Sureties undertook the responsibility for all credit and fraud underwriting, and waived all defenses associated with the bonds, including defenses of fraud. In September 2005, the Company filed Motions for Judgement on the Pleadings in its CMC litigations against the sureties. At that time, the court granted the Motion on the Pleadings against ACE/IU; however the Bank’s motion against the RLI surety was denied. On October 31, 2005, the court directed all parties involved in the CMC litigation to engage in mediation. The Company will continue to assert all the rights and remedies available to it to obtain payment under the bonds. There can be no assurance as to the exact amounts that the Company will ultimately succeed in collecting, if any.

Item 4. Submission of Matters to a Vote of Security Holders
     Not Applicable.
PART II
Item 5. Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     The information set forth under the captions “Stock Market Information”; “Price Summary”; and “Cash Dividends” in the 2005 Annual Report to Stockholders (filed as Exhibit 13 to this report) is incorporated herein by reference.
     The following table sets forth information in connection with purchases made by, or on behalf of, the Company of shares of the Company’s common stock during the quarterly period ended December 31, 2005.

			Total Number	Maximum Number
	Total Number	Average	of Shares Purchased	of Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
Period	Purchased (1)	per Share	Announced Plans	under the Plans

October 1, 2005 Through October 31, 2005	0	$—	0	222,850
November 1, 2005 Through November 30, 2005	0	$—	0	222,850
December 1, 2005 Through December 31, 2005	0	$—	0	222,850

Total	0	$—

(1)	On April 17, 2002, the Company’s Board of Directors authorized the repurchase of up to 200,000 shares of the Company’s common stock either in open market or private transactions. On February 19, 2003, the Company’s Board of Directors authorized the repurchase of an additional 200,000 shares. (No time limit has been set for the completion of the repurchase programs.)

Item 6. Selected Financial Data
     The information set forth under the caption “Selected Consolidated Financial Data” in the 2005 Annual Report to Stockholders (filed as Exhibit 13 to this report) is incorporated herein by reference.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2005 Annual Report to Stockholders (filed as Exhibit 13 to this report) is incorporated herein by reference.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     The information set forth under the caption “Quantitative and Qualitative Disclosures about Market Risk” in the 2005 Annual Report to Stockholders (filed as Exhibit 13 to this report) is incorporated herein by reference.
Item 8. Financial Statements and Supplementary Data
     The consolidated financial statements and related notes including the information in the unaudited Note 17, “Quarterly Financial Data (Unaudited)” of the Company and the Independent Auditors’ Report as set forth in the 2005 Annual Report to Stockholders (filed as Exhibit 13 to this report) are incorporated herein by reference.
     The portions of the 2005 Annual Report to Stockholders which are not specifically incorporated by reference as a part of this Form 10-K are not deemed to be a part of this report.
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

Report by Management on Internal Control over Financial Reporting
     The management of Northern States Financial Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can only provide reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework”. Based on that assessment, management concluded that, as of December 31, 2005, the Company’s internal control over financial reporting was effective based on the criteria established in “Internal Control-Integrated Framework”.
     Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, has been audited by Crowe Chizek and Company LLC, an independent registered public accounting firm. As stated in their attestation report dated March 27, 2006, they express an unqualified opinion on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005.

/s/ Fred Abdula	/s/ Thomas M. Nemeth

Fred Abdula	Thomas M. Nemeth
Chairman of the Board & President	Vice President & Treasurer
Report of Independent Registered Public Accounting Firm
     We have audited management’s assessment, included in the accompanying “Report by Management on Internal Control over Financial Reporting”, that Northern States Financial Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Northern States Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     In our opinion, management’s assessment that Northern States Financial Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Northern States Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Northern States Financial Corporation as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity , cash flows, and comprehensive income for each of the three years in the period ended December 31, 2005 and our report dated March 27, 2006 expressed an unqualified opinion on those financial statements.

/s/ Crowe Chizek and Company LLC

Crowe Chizek and Company LLC
Oak Brook, Illinois
March 27, 2006

Internal Control over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
     None.
PART III
Item 10. Directors and Executive Officers of the Company
     DIRECTORS - The information called for by this item with respect to Directors of the Company is set forth under the caption “Directors” in the Company’s definitive proxy statement, relating to its 2006 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of December 31, 2005 and is incorporated herein by reference as if set forth in full herein as permitted by the General Instruction G(3) to Form 10-K.
     EXECUTIVE OFFICERS - The Company’s only executive officer is Mr. Fred Abdula, the President of the Company. The information called for by this item with respect to Mr. Abdula is set forth under the caption “Directors” in the Company’s Proxy Statement and is incorporated herein by reference as if set forth in full herein as permitted by the General Instruction G(3) to Form 10-K.
     The information set forth under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement is incorporated herein by reference as if set forth in full herein as permitted by the General Instruction G(3) to Form 10-K.
     The Company has adopted a code of ethics as required by the Nasdaq listing standards and the rules of the SEC. This code applies to the directors and officers of the Company and its subsidiaries. The Company will file on Form 8-K any amendments to, or waivers from, the code of ethics applicable to any of its directors or executive officers.
Item 11. Executive Compensation
     The information called for by this item is set forth under the caption “Executive Compensation” and “Summary Compensation Table” in the Company’s Proxy Statement and is incorporated herein by reference as if set forth in full herein as permitted by the General Instruction G(3) to Form 10-K.
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

Item 13. Certain Relationships and Related Transactions
     The information called for by this item is set forth under the caption “Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement and is incorporated herein by reference as if set forth in full herein as permitted by the General Instruction G(3) to Form 10-K.
Item 14. Principal Accounting Fees and Services
     The information called for by this item is set forth under the caption “Selection of Independent Auditors” in the Company’s Proxy Statement and is incorporated herein by reference as if set forth in full herein as permitted by the General Instruction G(3) to Form 10-K.
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)	1. Financial Statements

All financial statements of the Company are incorporated herein by reference as set forth under Item 8, Part II of this report on Form 10-K

2.	Financial Statement Schedules Not applicable

3.	Exhibits (Numbered in accordance with Item 601 of Regulation S-K)
     The following exhibits are filed as part of this report:
3.1	Articles of Incorporation of the Company, as amended to date. (Filed with Company’s annual report on Form 10-K for the year ended December 31, 1994, (Commission File 0-19300) and incorporated herein by reference.)

3.2	Bylaws of the Company, as amended to date. (Filed with Company’s quarterly report on Form 10-Q for the quarter ended and restated March 31, 2004, (Commission File 0-19300) and incorporated herein by reference.)

11	Statement of Computation of per share earnings. Contained in Notes 1 and 14 to the consolidated financial statements disclosed in the 2005 Annual Report to Stockholders (filed as Exhibit 13 to this report) is incorporated herein by reference

13	Copy of portions of the Company’s Annual Report to Stockholders for the year ended December 31, 2005. This exhibit, except for portions thereof that have been specifically incorporated by reference into this report, is furnished for the information of the Commission and shall not be deemed “filed” as part hereof.

14	Code of Ethics (Filed with Company’s annual report on Form 10-K for the year ended December 31, 2003, (Commission 0-19300) and incorporated herein by reference.)

21	List of Subsidiaries

24	Powers of Attorney (set forth on signature page)

31.1	Section 302 Certification of Chairman of the Board and President

31.2	Section 302 Certification of Vice President and Treasurer

32	Section 906 Certification.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, on this 27th day of March 2006.

NORTHERN STATES FINANCIAL CORPORATION
(Registrant)
Fred Abdula,
Chairman of the Board and President
/s/ Fred Abdula	(Principal Executive Officer)

Thomas M. Nemeth,
Vice President and Treasurer
(Principal Financial Officer and
/s/ Thomas M. Nemeth	Principal Accounting Officer)

POWER OF ATTORNEY
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on this 27th day of March 2006.
     Each director of the Registrant, whose signature appears below, hereby appoints Fred Abdula and Thomas M. Nemeth and each of them severally, as his attorney-in-fact, to sign in his name and on his behalf, as a director of the Registrant, and to file with the Commission any and all Amendments to this Report on Form 10-K, on this 27th day of March 2006.

Fred Abdula, Director	/s/ Fred Abdula

Kenneth W. Balza, Director	/s/ Kenneth W. Balza

Theodore Bertrand, Director	/s/ Theodore Bertrand

Jack H. Blumberg, Director	/s/ Jack H. Blumberg

Frank Furlan, Director	/s/ Frank Furlan

Harry S. Gaples, Director	/s/ Harry S. Gaples

James A. Hollensteiner, Director	/s/ James A. Hollensteiner

Allan Jacobs, Director	/s/ Allan Jacobs

Raymond M. Mota, Director	/s/ Raymond M. Mota

Helen Rumsa, Director	/s/ Helen Rumsa

NORTHERN STATES FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2005
EXHIBIT INDEX

Exhibits
3.1	Articles of Incorporation of the Company, as amended to date. (Filed with Company’s annual report on Form 10-K for the year ended December 31, 1994, (Commission File 0-19300) and incorporated herein by reference.)
3.2	Bylaws of the Company, as amended to date. (Filed with Company’s annual report on Form 10-Q for the quarter ended March 31, 2004, (Commission File 0-19300) and incorporated herein by reference.)
11	Statement of Computation of per share earnings. Contained in Notes 1 and 14 to the consolidated financial statements, disclosed in the 2005 Annual Report to Stockholders (filed as Exhibit 13 to this report) and incorporated herein by reference
13	Copy of portions of the Company’s Annual Report to Stockholders for the year ended December 31, 2004. This exhibit, except for portions thereof that have been specifically incorporated by reference into this Report, is furnished for the information of the Commission and shall not be deemed “filed” as part hereof
14	Code of Ethics (Filed with Company’s annual report on Form 10-K for the year ended December 31, 2003, (Commission 0-19300) and incorporated herein by reference.)
24	Power of Attorney (set forth on signature page)
21	List of Subsidiaries
31.1	Section 302 Certification of Chairman of the Board and President
31.2	Section 302 Certification of Vice President and Treasurer
32	Section 906 Certification