Form 10-Q
period 2006-03-31
NORTHERN STATES FINANCIAL CORP /DE/
filed 2006-05-09
CIK 744485

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES: ☒ NO: ☐

Indicate by check mark whether the registrant is a large accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐      Accelerated Filer ☒      Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES: ☐  NO: ☒

4,295,105 shares of common stock were outstanding
as of May 5, 2006

NORTHERN STATES FINANCIAL CORPORATION AND SUBSIDIARY
FORM 10-Q
For the Quarter Ended March 31, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Northern States Financial Corporation
Waukegan, Illinois

We have reviewed the accompanying interim condensed consolidated balance sheet of NORTHERN STATES FINANCIAL CORPORATION as of March 31, 2006, the condensed consolidated statements of income for the three month period ended March 31, 2006 and the condensed statements of cash flows and stockholders equity for the three month period ended March 31, 2006. These interim financial statements are the responsibility of the company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim condensed financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ Plante & Moran, PLLC
Chicago, Illinois May 8, 2006

Index

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2006 and December 31, 2005
(In thousands of dollars) (Unaudited)

Assets	March 31, 2006	December 31, 2005
Cash and due from banks	$20,456	$23,586
Interest bearing deposits in financial institutions - maturities less than 90 days	224	120
Federal funds sold	10,988	5,962
Total cash and cash equivalents	31,668	29,668
Securities available for sale	251,676	265,067
Loans and leases	397,264	400,502
Less: Allowance for loan and lease losses	(10,618)	(10,618)
Loans and leases, net	386,646	389,884
Federal Home Loan Bank stock	2,086	2,086
Office buildings and equipment, net	9,513	9,427
Other real estate owned	4,431	4,431
Goodwill	9,522	9,522
Core deposit intangible asset	2,202	2,318
Accrued interest receivable and other assets	9,987	10,125
Total assets	$707,731	$722,528

Liabilities and Stockholders' Equity
Liabilities
Deposits
Demand - noninterest bearing	$57,136	$63,329
Interest bearing	487,476	491,120
Total deposits	544,612	554,449
Securities sold under repurchase agreements	66,410	73,093
Federal Home Loan Bank advances	6,500	6,500
Subordinated debentures	10,000	10,000
Advances from borrowers for taxes and insurance	1,222	830
Accrued interest payable and other liabilities	7,509	6,904
Total liabilities	636,253	651,776

Stockholders' Equity
Common stock	1,789	1,789
Additional paid-in capital	11,584	11,584
Retained earnings	66,069	65,526
Accumulated other comprehensive loss	(3,304)	(3,487)
Treasury stock, at cost	(4,660)	(4,660)
Total stockholders' equity	71,478	70,752
Total liabilities and stockholders' equity	$707,731	$722,528

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three months ended March 31, 2006 and 2005
(In thousands of dollars, except per share data) (Unaudited)

	Three months ended
	March 31, 2006	March 31, 2005
Interest income
Loans (including fee income)	$6,474	$6,503
Securities
Taxable	2,136	1,903
Exempt from federal income tax	58	83
Federal funds sold and other	83	93
Total interest income	8,751	8,582
Interest expense
Time deposits	2,832	2,017
Other deposits	978	539
Repurchase agreements and federal funds purchased	703	315
Federal Home Loan Bank advances	63	95
Subordinated debentures	155	0
Total interest expense	4,731	2,966
Net interest income	4,020	5,616
Provision for loan and lease losses	0	653
Net interest income after provision for loan and lease losses	4,020	4,963
Noninterest income
Service fees on deposits	585	554
Trust income	216	194
Loss on sale of securities available for sale	0	(169)
Other operating income	289	290
Total noninterest income	1,090	869
Noninterest expense
Salaries and employee benefits	2,256	2,250
Occupancy and equipment, net	616	508
Data processing	379	376
Legal	102	72
Audit and other professional	327	313
Amortization of core deposit intangible asset	116	116
Printing and supplies	140	93
Other operating expenses	499	626
Total noninterest expense	4,435	4,354
Income (loss) before income taxes	675	1,478
Income tax expense (benefit)	132	453
Net income	$543	$1,025

Earnings per share	$0.13	$0.24

Comprehensive income (loss)	$726	($624)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2006 and 2005
(In thousands of dollars) (Unaudited)

	Three months ended
	March 31, 2006	March 31, 2005
Cash flows from operating activities
Net income	$543	$1,025
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	144	134
Loss on sale of securities available for sale	0	169
Provision for loan and lease losses	0	653
Proceeds from sale of loans	0	86
Loans originated for sale	0	(86)
Amortization of other intangible assets	116	116
Net change in accrued interest receivable and other assets	(705)	(523)
Net change in accrued interest payable and other liabilities	1,314	463
Net cash from operating activities	1,412	2,037
Cash flows from investing activities
Proceeds from sales of securities available for sale	0	6,127
Proceeds from maturities and calls of securities available for sale	42,033	15,163
Purchases of securities available for sale	(28,344)	(15,511)
Change in loans made to customers	3,252	16,477
Property and equipment expenditures	(225)	0
Proceeds from sales of other real estate owned	0	(41)
Net cash from investing activities	16,716	22,215
Cash flows from financing activities
Net increase (decrease) in:
Deposits	(9,837)	5,365
Securities sold under repurchase agreements and federal funds purchased	(6,683)	(16,693)
Advances from borrowers for taxes and insurance	392	444
Federal Home Loan Bank advances	0	15,000
Repayment of Federal Home Loan Bank advances	0	(15,000)
Net cash from financing activities	(16,128)	(10,884)
Net change in cash and cash equivalents	2,000	13,368
Cash and cash equivalents at beginning of period	29,668	29,299
Cash and cash equivalents at end of period	$31,668	$42,667

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
Three months ended March 31, 2006 and 2005
(In thousands of dollars, except for per share data) (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock, at Cost	Total Stockholders' Equity
Balance, December 31, 2004	$1,789	$11,584	$66,102	($1,633)	($4,660)	$73,182
Net income			1,025			1,025
Unrealized loss on securities available for sale, net of deferred tax				(1,649)		(1,649)
Balance, March 31, 2005	$1,789	$11,584	$67,127	($3,282)	($4,660)	$72,558

Balance, December 31, 2005	$1,789	$11,584	$65,526	($3,487)	($4,660)	$70,752
Net income			543			543
Unrealized gain on securities available for sale, net of deferred tax				183		183
Balance, March 31, 2006	$1,789	$11,584	$66,069	($3,304)	($4,660)	$71,478

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

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

The interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes (or "notes thereto") of the Company for the years ended December 31, 2005 and 2004. The results of operations for the three month period ended March 31, 2006, are not necessarily indicative of the results to be expected for the full year.

Net income was utilized to calculate earnings per share for all periods presented. The average outstanding common shares utilized in computing earnings per share were 4,295,105 for the three month periods ended March 31, 2006 and 2005. The Company had no common stock equivalents during the first three months of 2006 and the entire year of 2005.

On April 17, 2002, the Company announced that its Board of Directors had approved a stock repurchase program that allows the Company to purchase up to 200,000 shares of Northern States Financial Corporation stock either in open market or private transactions. On February 19, 2003, the Company announced that its Board of Directors had approved an additional repurchase program to purchase 200,000 additional shares of its stock. During the three months ended March 31, 2006, no shares of stock were repurchased. At March 31, 2006, the Company had a total of 177,150 shares of treasury stock that it purchased under these programs. Treasury stock is carried at cost.

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

Information related to common stock was as follows:

	March 31, 2006	December 31, 2005
Par value per share	$0.40	$0.40
Authorized shares	6,500,000	6,500,000
Issued shares	4,472,255	4,472,255
Treasury shares	177,150	177,150
Outstanding shares	4,295,105	4,295,105

Note 2 - Subordinated Debentures

During September 2005, the Company issued $10 million of trust preferred securities through Northern States Statutory Trust I, an unconsolidated wholly-owned grantor trustee. The Company issued $10 million of subordinated debentures to Northern States Statutory Trust I, which in turn issued $10 million of trust preferred securities. The subordinated debentures mature in September 2035. From December 2005 until September 15, 2010, the subordinated debentures bear interest at a rate equal to the sum of the product of 50% times the 3-month LIBOR plus 1.80%, plus the product of 50% times 6.186%, and thereafter at a rate equal to the 3-month LIBOR plus 1.80%. For the three months ended March 31, 2006, interest expense on the subordinated debentures was $155,000. The subordinated debentures and trust preferred securities are callable at par after five years.

Regulations allow bank holding companies and banks to include subordinated debentures, subject to some limitations, as a component of capital for the purpose of meeting certain regulatory requirements. In September 2005, the Company contributed $2.0 million of the proceeds from the trust preferred securities and related subordinated debentures to the Bank in order to increase the Bank’s capital.

Index

NORTHERN STATES FINANCIAL CORPORATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following discussion focuses on the consolidated financial condition of Northern States Financial Corporation (the “Company”) at March 31, 2006 and the consolidated results of operations for the three month period ended March 31, 2006, compared with the same periods of 2005. The Company on November 10, 2005 merged its two wholly owned subsidiaries, the Bank of Waukegan and First State Bank of Round Lake and named the resulting bank subsidiary NorStates Bank (the “Bank”). The purpose of this discussion is to provide a better understanding of the condensed consolidated financial statements of Northern States Financial Corporation and the operations of NorStates Bank and the Bank’s wholly owned subsidiary, Northern States Community Development Corporation (“NSCDC”). This discussion should be read in conjunction with the interim condensed consolidated unaudited financial statements and notes thereto included herein.

Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "plan," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. The Company cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to March 31, 2006 to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, the potential for further deterioration in the credit quality of the Company’s loan and lease portfolios, uncertainty regarding the Company’s ability to ultimately recover on the surety bonds relating to equipment lease pools and other loans currently on nonaccrual status, unanticipated changes in interest rates, general economic conditions, increasing regulatory compliance burdens or potential legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the Company’s loan or investment portfolios, deposit flows, competition, demand for loan products and financial services in the Company’s market area, and changes in accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements.

Index

NORTHERN STATES FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

OVERVIEW

Total assets at March 31, 2006 declined from year-end levels. Assets totaled $707.7 million at March 31, 2006, a decrease of $14.8 million or 2.1 percent from total assets of $722.5 million at December 31, 2005. Securities decreased $13.4 million and loans and leases declined $3.2 million from year-end 2005. Deposits decreased $9.8 million compared to December 31, 2005, while securities sold under repurchase agreements declined $6.7 million.

Earnings for the first quarter of 2006 were $543,000 or $.13 per share, as compared with $.24 per share, or $1.0 million for the first quarter of 2005. Earnings during the first quarter of 2006 were affected unfavorably by a decrease in net interest income of $1.6 million as rates paid on deposits continued to rise at a faster pace than rates earned on loans and securities. Also affecting net interest income were increased levels of nonaccrual loans, that earn no interest, that totaled $21.4 million at March 31, 2006 compared with $16.8 million at March 31, 2005.

There was no provision for loan and lease loss expense during the first quarter of 2006 as compared with $653,000 during the same quarter last year. Based on its analysis of the allowance for loan and lease losses at March 31, 2006, management believes that the allowance of $10.6 million is adequate to cover probable incurred loan and lease losses.

CRITICAL ACCOUNTING POLICIES

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

        The allowance for loan and lease losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan and lease losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan and lease loss experience, the nature and volume of the portfolio, information about specific borrower situations, estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans and leases, but the entire allowance is available for any loan or lease that, based on management’s judgment, should be charged-off.

Management analyzes the adequacy of the allowance for loan and lease losses at least quarterly. Loans and leases judged to be impaired, with probable incurred loss exposure, that are no longer accruing interest, and historical net loss percentages are reviewed in the analysis of the allowance for loan and lease losses. Factors considered in assessing the adequacy of the allowance include: changes in the type and volume of the loan and lease portfolio; review of the larger credits within the Bank; historical loss experience; current economic trends and conditions; review of the present value of expected cash flows or fair value of collateral on impaired loans and leases; portfolio growth; and other factors management deems appropriate. Based on management’s analysis, the allowance for loan and lease losses at March 31, 2006 is adequate to cover probable incurred credit losses.

One of the components of the allowance for loan losses is historical loss experience. Different loan classifications within the portfolio have different loss experience ratios. For example, loans secured by

Index

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

real estate generally have a better loss experience than loans secured by other assets. Changes in the classification between periods can impact the allocation for historical losses.

Management specifically analyzes its nonperforming loans for probable losses. The change in the volume of nonperforming loans may significantly impact the amount of estimated losses specifically allocated to these loans depending on the adequacy of the loan collateral and the borrowers’ ability to repay the loans. As specific allocations are done on a loan-by-loan basis, the amount of the specific allocation is more likely subject to fluctuation than an allocation for a pool of loans based on historical loss trends. The amount of the allocations on nonperforming loans may fluctuate in future periods due to changes in conditions of underlying collateral and changes in the borrowers’ ability to repay.

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

FINANCIAL CONDITION

The Company’s federal funds sold at March 31, 2006 increased $5.0 million to $11.0 million compared with $6.0 million at December 31, 2005. The Company’s federal funds sold position increased as the Company’s securities available for sale declined $13.4 million to $251.7 million from $265.1 million at year-end 2005.

Loans and leases totaled $397.3 million at March 31, 2006, decreasing $3.2 million from $400.5 million at December 31, 2005. Approximately 82% of the Bank’s loans are secured by real estate. Although the majority of the Company’s loans have variable rates or the rate changes periodically based on index, more borrowers have recently been requesting fixed rate loans as they perceive further interest rate increases during 2006. Loans to the lodging industry at March 31, 2006 totaled $24.2 million. Loan commitments have decreased $12.9 million to $83.4 million at March 31, 2006 compared with $96.3 million at December 31, 2005 as some borrowers have allowed the loan commitments issued to them to lapse. At March 31, 2006, loans to related parties totaled $2.5 million, $200,000 less than at December 31, 2005. Loan commitments to related parties were $1.6 million at March 31, 2006.

Deposits decreased $9.8 million from year-end 2005. Most of the decline in deposits was in brokered certificates of deposits that decreased $7.8 million from year-end and totaled $42.0 million at March 31, 2006. Brokered deposits are time deposits placed in the Bank by a broker from depositors outside the Bank’s geographic area. These deposits usually bear an interest rate of 10 to 15 basis points greater than the terms and conditions offered to local depositors. The Company has sought to lower the amount of brokered deposits to decrease its interest expense.

Securities sold under repurchase agreements decreased by $6.7 million to $66.4 million at March 31, 2006 from $73.1 million at December 31, 2005, primarily as a result of the transfer by certain customers of their funds to other financial instruments. During 2005, a customer who had liquidated its business and who has subsequently moved out of the area had placed $20.0 million of the sales proceeds in securities sold under repurchase agreements. It is expected, during the second quarter of 2006, that this customer will draw a portion out of these funds from the Bank, further lowering the amount of repurchase agreements.

Index

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

As previously disclosed, included in other liabilities at March 31, 2006 is $393,000 related to estimated environmental clean-up expenses of a parcel of other real estate sold in previous years. The Company intends to seek reimbursement of these expenses from the State of Illinois that has a fund for this type of cleanup. However, there can be no assurance that the Company will be successful in obtaining any such reimbursement.

CAPITAL

Total stockholders’ equity increased $726,000 to $71.5 million during the three months ended March 31, 2006. The increase is the result of a $183,000 adjustment for the unrealized gain on securities available for sale, net of deferred tax, and net income of $543,000 during the quarter.

On a consolidated basis, the Company’s Tier 1 to total assets ratio and total capital to assets ratio, on a risk adjusted basis, were 10.32% and 16.24%, respectively, as of March 31, 2006 and exceed the regulatory minimum for capital adequacy purposes. Management believes that the capital position of both the Company and the Bank are adequate for current projected needs.

At March 31, 2006, Tier 1 capital ratios of the Company include the effect of the issuance of $10.0 million in trust preferred securities on September 15, 2005. The trust preferred securities were funded by $10.0 million carried as subordinated debentures. Federal Reserve guidelines limit the amount of trust preferred securities that can be included in Tier 1 capital to 25% of total Tier 1 capital. During 2005, the Company contributed $2.0 million of proceeds from the trust preferred issuance to the Bank as common equity. No such limitations apply to the Bank’s capital adequacy computations.

LIQUIDITY

Liquidity management involves the Company’s ability to meet the cash flow requirements of customers. The Company needs to have sufficient cash flow to meet the requirements of depositors wanting to withdraw funds. The Company’s liquidity position has improved since December 31, 2005 as measured by increases in the amount of federal funds sold and decreases in the amount of pledged securities. The statements of cash flows show that for the three months ended March 31, 2006, that cash and cash equivalents increased $2.0 million to $31.7 million.

Federal funds sold, interest bearing deposits in banks and available for sale securities, particularly those of shorter maturities, are principal sources of liquidity. Federal funds sold at March 31, 2006 were $11.0 million. The Company sells excess funds overnight to money center banks. The Company classifies all of its securities as available for sale, which increases the Company's flexibility in that the Company can sell any of its unpledged securities to meet liquidity requirements. Securities available for sale had a carrying value of $251.7 million at March 31, 2006, of which $162.8 million was pledged to secure public deposits and repurchase agreements. At December 31, 2005, the Company’s securities totaled $265.1 million of which $189.7 million was pledged.

During the first quarter of 2006, the Company had incoming cash flows from maturities and calls of securities available for sale of $42.0 million while it had cash outflows for purchases of securities of $28.3 million. These securities activities during the first quarter of 2006 provided liquidity of $13.7 million that was used to meet the decreases to deposits of $9.8 million and the decline in repurchase agreements of $6.7 million.

Other sources of liquidity available to the Company are deposits and borrowings. The Company also uses brokered deposits as a source of liquidity. To help ensure the ability to meet its funding needs, including any unexpected strain on liquidity, the Company has arrangements that allow it to purchase $25.0 million in federal funds from an independent bank.

Index

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NET INCOME

Consolidated net income for the quarter ended March 31, 2006 was $543,000, decreasing $482,000 compared with net income of $1,025,000 for the same quarter of 2005. The annualized return on average assets was .30% for the quarter, declining from .55% for the same quarter the previous year. The decline to net income for the quarter is primarily the result of a decrease in net interest income.

NET INTEREST INCOME

Net interest income, the difference between interest income on earning assets and interest expense on interest bearing liabilities, decreased $1.6 million to $4.0 million during the three months ended March 31, 2006 compared with $5.6 million for the same period of 2005.

A factor affecting net interest income was the decline in average loans during the first quarter of 2006 compared with the same quarter of 2005. Loans, generally, earn higher interest rates than other interest earning assets of the Company. Average loans declined $38.9 million during the first quarter of 2006 due to loan payoffs and a decline in loan demand as compared with the same quarter last year. Another factor affecting net interest income was the increased level of nonaccrual loans that totaled $21.4 million at March 31, 2006 compared with $16.8 million at March 31, 2005.

Also adversely affecting net interest income during the first quarter of 2006 were increasing rates paid on interest bearing liabilities. The rates paid on interest bearing liabilities increased 132 basis points during the first quarter of 2006 to 3.28% as compared with 1.96% during the same quarter of 2005. Interest rates on time deposits increased 147 basis points from the same quarter last year due to competitive pressures. Interest expense on time deposits during the first quarter of 2006 was $815,000 greater than it was during the first quarter of 2005. Interest expense for other borrowings, which include the Federal Home Loan term advance, securities sold under repurchase agreements, federal funds purchased and the subordinated debentures increased by $511,000 during the three months ended March 31, 2006 compared with the same period of 2005.

The Company has taken steps to increase its net interest income by lowering some of its deposit rates. In March 2006, the Company lowered the rate paid on its savings and regular NOW deposit products by 25 basis points. Interest rates paid on lower balanced money market and certificate of deposits were also decreased from 10 to 25 basis points. As lower balance certificates mature, they will renew at the slightly lower rates. The Company is also attempting to lower the amount of brokered deposits that are paid higher interest rates.

Index

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 1

NORTHERN STATES FINANCIAL CORPORATION
ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES
For the Three Months Ended March 31, 2006 and 2005 - Rates are Annualized
($ 000s)

	2006			2005
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets
Loans (1)(2)(3)	$397,277	$6,490	6.53%	$436,189	$6,521	5.98%
Taxable securities (4)	256,195	2,136	3.27%	238,186	1,903	3.15%
Tax advantaged securities (2) (4)	6,505	87	5.34%	10,048	126	5.03%
Federal funds sold	6,853	83	4.84%	15,005	93	2.48%
Interest earning assets	666,830	8,796	5.23%	699,428	8,643	4.92%
Noninterest earning assets	47,159			47,181
Average assets	$713,989			$746,609
Liabilities and stockholders' equity
NOW deposits	$53,716	$146	1.09%	$63,556	$116	0.73%
Money market deposits	71,473	609	3.41%	63,611	238	1.50%
Savings deposits	77,384	223	1.15%	82,990	185	0.89%
Time deposits	286,582	2,832	3.95%	325,817	2,017	2.48%
Other borrowings	87,827	921	4.19%	69,095	410	2.37%

Interest bearing liabilities	576,982	4,731	3.28%	605,069	2,966	1.96%
Demand deposits	58,413			62,119
Other noninterest bearing liabilities	7,576			5,860
Stockholders' equity	71,018			73,561
Average liabilities and stockholders' equity	$713,989			$746,609
Net interest income		$4,065			$5,677
Net interest margin			1.95%			2.96%
Net yield on interest earning assets (4)			2.42%			3.23%
Interest-bearing liabilities
to earning assets ratio			86.53%			86.51%

(1) -	Interest income on loans includes loan origination and other fees of $61 and $99 for the three months ended March 31, 2006 and 2005.
(2) -	Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34% tax rate.
(3) -	Non-accrual loans are included in average loans.
(4) -
Rate information was calculated on the average amortized cost for securities. The three months ended March 31, 2006 and 2005 average balance information includes an average unrealized gain (loss) for taxable securities of ($5,441) and ($3,214) and for tax-advantaged securities of ($10) and $35.

Index

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

ASSET QUALITY AND THE PROVISION FOR LOAN AND LEASE LOSSES

        Management, with the concurrence of the Board of Directors, after carefully reviewing the adequacy of the allowance for loan and lease losses and the levels of nonperforming and impaired loans and leases, found that no provision for loan and lease losses was necessary for the quarter ended March 31, 2006, compared with $653,000 for the same period of 2005.

At March 31, 2006, the allowance for loan and lease losses was $10.6 million, unchanged from year-end 2005. During the first three months of 2006, $6,000 in loans were charged off against the allowance compared with $536,000 during the same period last year. There was $6,000 in recoveries of loans previously charged off during the three months ended March 31, 2006 compared with $64,000 in recoveries during the same period in 2005.

Nonperforming loans and leases, which includes loans and leases on nonaccrual status in addition to loans and leases 90 days or more past due and still accruing interest, were $21.7 million at March 31, 2006, or 5.46% of total loans and leases, as compared with $21.9 million at December 31, 2005, or 5.47% of loans and leases.

The Company previously disclosed its involvement in certain lease pools purchased in 2000 and 2001 from Commercial Money Center (“CMC”). These lease pools were secured by both the leased equipment and surety bonds issued by ACE/Illinois Union and RLI Insurance Company. The lease pools are carried on nonaccrual status and totaled $9.3 million at March 31, 2006. In September 2005, the Company filed Motions for Judgement on the Pleadings in its CMC litigations against the sureties. At that time, the court granted the Motion for Judgement on the Pleadings against ACE/Illinois Union; however, the Bank’s motion against the RLI sureties was denied. ACE/Illinois Union insures the lease pools totaling $5.2 million at March 31, 2006 and RLI acts as the sureties on lease pools totaling $4.1 million. On October 31, 2005, the court directed all parties involved in the CMC litigation to engage in mediation. Mediation has concluded, and the Bank and the Company expect to enter into a settlement agreement with one of the sureties, subject to approval by the court, during the second quarter 2006. No assurance can be given as to the exact amounts that will be ultimately collected by the Bank, if any, as a result of the mediation. At March 31, 2006, the Company had $1.9 million of its allowance for loan leases losses allocated to the lease pools purchased from CMC.

Included as a nonperforming loans at March 31, 2006, is a $4.3 million nonaccrual loan that is for a 90-unit condominium construction project. The Company participated in this 90-unit condominium project with other financial institutions and only has a portion of the total loan. The construction project experienced substantial cost overruns and the principal borrowers declared bankruptcy. The construction project has been completed and all of the units have been sold, with the bankruptcy trustee holding the sale proceeds in escrow. There are disputed mechanic liens which the majority are insured by a title company. Once the mechanic liens issue is resolved, the bankruptcy trustee is expected to release the sales proceeds from escrow and management expects to collect all of the $4.3 million loan balance.

The Company has nonaccrual loans totaling $4.2 million on an entertainment center that is partially secured by leasehold improvements and equipment. The principal guarantors of the loans have declared personal bankruptcy and the cash flows from the entertainment center are insufficient to service the loans. Also on nonaccrual status are loans on two motels totaling $3.5 million in which the borrower has had deterioration to their financial condition. The Company has taken steps to foreclose on these motels.

Impaired loans and leases at March 31, 2006 totaled $31.9 million. The Company considers a loan or lease impaired if full principal and interest will not be collected under the contractual terms of the note. Nonaccrual loans and leases are included as impaired. Impaired loans and leases are carried at the present value of expected cash flows discounted at the loan's effective interest rate or at the fair value of the

Index

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

collateral, if the loan or lease is collateral dependent. Included as impaired loans at March 31, 2006 are $10.5 million of restructured loans that the terms and conditions of the loans have been adjusted due to deterioration in the financial condition of the borrowers. Payments have been received on the restructured based on the modified terms of the loans and these restructured loans, although classified as impaired, are not included as nonperforming loans. The amount of the allowance for loan and lease losses specifically allocated for impaired loans and leases was $7.4 million at March 31, 2006 compared with $7.6 million at December 31, 2005.

Another component of nonperforming assets is other real estate owned, consisting of assets acquired through loan foreclosure and repossession. At March 31, 2006, other real estate owned totaled $4.4 million, remaining unchanged from December 31, 2005. The fair value of other real estate owned is reviewed by management at least quarterly to help ensure the reasonableness of its carrying value, which is lower of cost or the fair value less estimated selling costs.

Other real estate owned includes a property acquired in 1987 through the receipt of deed in lieu of foreclosure. This property is a former commercial/industrial site located overlooking Lake Michigan in Waukegan, Illinois, with a carrying value of $1,783,000 at March 31, 2006. Environmental remediation costs may be incurred in disposing of this property, and the amount of any such costs may depend on the future use of the property, such as commercial, residential, or recreational purposes. There is no requirement to undertake any remediation activities at this time. Further, there is no pending or threatened litigation regarding the property’s environmental issues, nor are there any threatened or pending governmental orders, assessments or actions regarding the same. The property is currently undergoing a brownfield assessment funded by a government grant. The grant money is to be used for the brownfield assessment but not for any remediation that may be needed. The objective of the brownfield assessment is to obtain the environmental data needed to determine the appropriate remedial actions, if any, for the property to achieve a “No Further Remediation Letter” from the Illinois EPA Site Remediation Program. The end use of the property is mixed use residential development consistent with the City of Waukegan’s Lakefront Downtown Master Plan. The results of the brownfield assessment are expected later in 2006. Until the results of the assessment are known, it is not practical to estimate any remediation costs. Thus, no liability has been recorded for environmental remediation costs.

NONINTEREST INCOME

Noninterest income for the three months ended March 31, 2006 was $1,090,000 compared to $869,000 for the three months ended March 31, 2005. The increase is attributable to a loss the Company recognized last year, during the first quarter of 2005, of $169,000 on the sale of securities available for sale that had been carried at $6.3 million prior to the sale. There were no sales of securities available for sale during the first quarter of 2006.

NONINTEREST EXPENSE

Noninterest expense for the quarter ended March 31, 2006 was $4,435,000, increasing $81,000 from the same quarter last year. The Company’s efficiency ratio, noninterest expense divided by the sum of net interest income and noninterest income, was 86.8% for the first quarter of 2006 as compared with 67.1% for the same quarter of 2005 and was affected by the decreased net interest income.

Occupancy and equipment expenses increased $108,000 during the first quarter of 2006 as compared with the same quarter of 2005. Maintenance expenses increased during the quarter as some cosmetic repairs were done to the buildings as part of the merger and name change. Utilities expense also increased due to energy price increases. It is expected that depreciation expense will increase in 2006 as the cost of new signage begins to be depreciated.

Index

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Due to the merger and name change of the banks on November 10, 2005, all of the forms of the Company needed to be changed. As a result printing and supplies expense for the first quarter of 2006 increased $47,000 over the same quarter last year. This expense is expected to decrease for the balance of 2006 as the initial orders for printing and supplies due to the name change have been completed.

The increase in occupancy and equipment and printing and supplies expenses was offset by decreases to the Company’s other operating of $127,000 during the first quarter of 2006 as compared with the same quarter last year. Decreased loan and collection expenses and marketing expenses account for much of the decline in other operating expenses during the three months ended March 31, 2006. It is expected that marketing expenses will increase during the second quarter of 2006 as the Company expands its efforts to increase its loans and core deposits.

FEDERAL AND STATE INCOME TAXES

For the three months ended March 31, 2006, the Company had a tax expense of $132,000 as compared with $453,000 for the same three months last year. As a percentage of pre-tax income, tax expense was 19.6% for the three months ended March 31, 2006 and 30.6% for the same period of 2005.
Interest income on U.S. Treasury and U.S. government-sponsored entity securities that are not subject to state income tax was $2.1 million for the three months ended March 31, 2006 and contributed to the lower tax rate for the quarter.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The Company has contractual obligations that may not appear on the balance sheet. Table 2 presents the Company’s significant fixed and determinable contractual obligations as of March 31, 2006, by payment date. The payment amounts in Table 2 represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts or similar carrying amount adjustments.

TABLE 2

NORTHERN STATE FINANCIAL CORPORATION
CONTRACTUAL OBLIGATIONS
As of March 31, 2006
($ 000s)

		Greater than	Greater than
		1 yr. and less	3 yrs. and less
	One year	than or equal	than or equal	Greater than
Contractual obligations	or less	to 3 yrs.	to 5 yrs.	5 yrs.	Total
Long-term debt
Federal Home Loan Bank advance	$0	$6,500	$0	$0	$6,500
Subordinated debentures	0	0	0	10,000	10,000
Time deposits	214,319	52,079	16,165	0	282,563
Other contractual obligations
Standby letters of credit	6,384	0	0	0	6,384
Community Reinvestment Act investment commitment	118	524	0	0	642

Index

NORTHERN STATES FINANCIAL CORPORATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk. Interest rate risk is the exposure of a banking organization’s financial condition to adverse movements in interest rates. The Company seeks to achieve consistent growth in net interest income and net income while managing volatility that arises from shifts in interest rates. The Company’s Asset and Liability Management Committee (“ALCO”) oversees interest rate risk programs instituted by management and measurements of interest rate risk to determine that they are within authorized limits set by the Company’s Board of Directors.

Evaluating a financial institution’s exposure to changes in interest rates includes assessing both the adequacy of the management process used to control interest rate risk and the organization’s quantitative level of exposure. When assessing the interest rate risk management process, the Company seeks to ensure that appropriate policies, procedures, management information systems and internal controls are in place to maintain interest rate risk at prudent levels with consistency and continuity. Evaluating the quantitative level of interest rate risk exposure requires the Company to assess the existing and potential future effects of changes in interest rates on its consolidated financial condition, including capital adequacy, earnings, liquidity, and, where appropriate, asset quality.

One approach used by management to analyze interest rate risk is to periodically evaluate the “shock” to net interest income of an assumed instantaneous decrease and increase in rates of 1% and 2% using computer simulation to show the effect of rate changes on the base 12 month projected net interest income. This approach falls under the broad definition of asset/liability management. The Company's primary asset/liability management technique is the interest rate shock.

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

Financial institutions are also subject to interest rate risk in a rising rate environment. Call features on securities may not be exercised and the lower yielding securities may remain in the Company’s securities portfolio until maturity.

Table 3 shows how interest rate shocks of decreasing rates 1% and 2% and increasing rates 1% and 2% affect projected 12 month projected net interest income at March 31, 2006 and December 31, 2005. The computer simulation model used to do the interest rate shocks and calculate the effect on projected net interest income takes into consideration maturity and repricing schedules of the various assets and liabilities as well as call provisions on the Company’s securities. Increasing interest rates were projected in the model for calculation of the base forecasted net interest income, with prime rate rising from 7.75% during the second quarter of 2006 to 8.50% during the first quarter of 2007. Current policy set by the Board of Directors limits exposure to projected net interest income from interest rate shocks of plus or minus 2% to plus or minus 10% of the base projected forecasted 12 month net interest income.

Index

NORTHERN STATES FINANCIAL CORPORATION

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2006 the projected net interest income increases $659,000 when rates are shocked downward 2% while projected net interest income decreases $976,000 for a 2% upward rate shock. Projected net interest income increases when rates are shocked downward 2% as there more rate sensitive liabilities repricing than rate sensitive assets during the next twelve months. The percentage changes from the base forecasted 12 month net interest income are within policy guidelines.

TABLE 3

NORTHERN STATES FINANCIAL CORPORATION
EFFECT OF INTEREST SHOCKS ON NET INTEREST INCOME
as of March 31, 2006 and December 31, 2005
($000s)

		Immediate Change in Rates
	-2.00%	-1.00%	+1.00%	+2.00%

March 31, 2006:
Dollar Change from Base Forecast	$659	$381	($440)	($976)
Percent Change from Base Forecast	3.10%	1.79%	-2.07%	-4.59%

December 31, 2005:
Dollar Change from Base Forecast	$758	$396	($489)	($1,062)
Percent Change from Base Forecast	3.64%	1.90%	-2.35%	-5.09%

Index

NORTHERN STATES FINANCIAL CORPORATION

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of Northern States Financial Corporation’s management, including our Chairman of the Board and President and Vice President and Treasurer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on and as of the date of their evaluation, our Chairman of the Board and President and Vice President and Treasurer have concluded that the Company’s disclosure controls and procedures are effective, in all material respects, to ensure that information required to be disclosed by Northern States Financial Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and are effective to ensure that material information related to the Company and its subsidiaries required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our Chairman of the Board and President and Vice President and Treasurer, to allow timely decisions regarding required disclosure.

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, due to the nature of its business, the Company and its subsidiaries are often subject to various legal actions. Other than as described below, these legal actions, whether pending or threatened, arise through the normal course of business and neither the Company nor any of its subsidiaries are currently involved in any proceedings that would, in management’s judgement, have a material adverse effect on the Company’s business, results of operation, financial condition or cash flows.

In September 2005, the Company filed Motions for Judgement on the Pleadings in its Commercial Money Center litigations against the sureties. At that time, the court granted the Motion for Judgement on the Pleadings against ACE/Illinois Union; however, the Bank’s motion against the RLI sureties was denied. ACE/Illinois Union insures the lease pools that amounted to $5.2 million at March 31, 2006 and RLI acts as the sureties on lease pools totaling $4.1 million at March 31, 2006. On October 31, 2005, the court directed all parties involved in the Commercial Money Center litigation to engage in mediation. Mediation has concluded, and the Company and Bank expects to enter into a settlement agreement with ACE/Illinois Union, subject to approval by the court, during the second quarter 2006. No assurance can be given as to the exact amounts that will be ultimately collected by the Bank, if any, as a result of the settlement.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors relating to the Company from those risk factors previously disclosed in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2005, in response to Item 1A. to Part I of Form 10-K.

Index

NORTHERN STATES FINANCIAL CORPORATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

There were no purchases made by, or on behalf of, the Company of shares of the Company’s common stock during the quarterly period ended March 31, 2006.

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

Exhibit 3.2 By-Laws of the Company, as amended and restated to date. (Filed with Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004 (Commission File 0-19300) and incorporated herein by reference.)

Exhibit 4.1 Certain instruments defining the rights of holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

Exhibit 31.1 Section 302 Certification of Chairman of the Board and President.

Exhibit 31.2 Section 302 Certification of Vice President and Treasurer.

Exhibit 32.1 Section 906 Certification.

Index

NORTHERN STATES FINANCIAL CORPORATION
FORM 10-Q
March 31, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized, on this 9th day of May 2006.

NORTHERN STATES FINANCIAL CORPORATION (Registrant)

Date: May 9, 2006	By:	/s/ Fred Abdula
Fred Abdula Chairman of the Board of Directors and President

Date: May 9, 2006	By:	/s/ Thomas M. Nemeth
Thomas M. Nemeth Vice President and Treasurer

Index

NORTHERN STATES FINANCIAL CORPORATION
FORM 10-Q
March 31, 2006

EXHIBIT INDEX

Exhibits

Exhibit 3.1 Articles of Incorporation of the Company, as amended to date. (Filed with Company’s annual report on Form 10-K for the year ended December 31, 1994 (Commission File 0-19300) and incorporated herein by reference.)

Exhibit 3.2 By-Laws of the Company, as amended and restated to date. (Filed with Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004 (Commission File 0-19300) and incorporated herein by reference.)

Exhibit 4.1 Certain instruments defining the rights of holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

Exhibit 31.1 Section 302 Certification of Chairman of the Board and President.

Exhibit 31.2 Section 302 Certification of Vice President and Treasurer.

Exhibit 32.1 Section 906 Certification.