Form 10-Q
period 2006-06-30
NORTHERN STATES FINANCIAL CORP /DE/
filed 2006-08-07
CIK 744485

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES: ☒ NO: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐      Accelerated Filer ☒      Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES: ☐  NO: ☒

4,283,105 shares of common stock were outstanding
as of August 4, 2006

NORTHERN STATES FINANCIAL CORPORATION AND SUBSIDIARY
FORM 10-Q
For the Quarter Ended June 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Northern States Financial Corporation
Waukegan, Illinois

We have reviewed the accompanying interim condensed consolidated balance sheet of NORTHERN STATES FINANCIAL CORPORATION as of June 30, 2006, the condensed consolidated statements of income for the three and six month periods ended June 30, 2006 and the condensed statements of cash flows and stockholders equity for the six month period ended June 30, 2006. These interim financial statements are the responsibility of the company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim condensed financial statements for them to be in conformity with accounting principles generally accepted in the United States of America

/s/ Plante & Moran, PLLC

Chicago, Illinois
July 28, 2006

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2006 and December 31, 2005
(In thousands of dollars) (Unaudited)

Assets	June 30, 2006	December 31, 2005
Cash and due from banks	$19,075	$23,586
Interest bearing deposits in financial institutions - maturities less than 90 days	179	120
Federal funds sold	422	5,962
Total cash and cash equivalents	19,676	29,668
Securities available for sale	250,747	265,067
Loans and leases	394,029	400,502
Less: Allowance for loan and lease losses	(8,617)	(10,618)
Loans and leases, net	385,412	389,884
Federal Home Loan Bank stock	1,647	2,086
Office buildings and equipment, net	9,390	9,427
Other real estate owned	4,106	4,431
Goodwill	9,522	9,522
Core deposit intangible asset	2,087	2,318
Accrued interest receivable and other assets	9,862	10,125
Total assets	$692,449	$722,528

Liabilities and Stockholders' Equity
Liabilities
Deposits
Demand - noninterest bearing	$58,616	$63,329
Interest bearing	481,179	491,120
Total deposits	539,795	554,449
Securities sold under repurchase agreements	49,376	73,093
Federal funds purchased	8,700	0
Federal Home Loan Bank advances	6,500	6,500
Subordinated debentures	10,000	10,000
Advances from borrowers for taxes and insurance	891	830
Accrued interest payable and other liabilities	6,486	6,904
Total liabilities	621,748	651,776

Stockholders' Equity
Common stock	1,789	1,789
Additional paid-in capital	11,584	11,584
Retained earnings	65,692	65,526
Accumulated other comprehensive loss	(3,452)	(3,487)
Treasury stock, at cost	(4,912)	(4,660)
Total stockholders' equity	70,701	70,752
Total liabilities and stockholders' equity	$692,449	$722,528
The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three and six months ended June 30, 2006 and 2005
(In thousands of dollars, except per share data) (Unaudited)

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Interest income
Loans (including fee income)	$6,946	$6,369	$13,420	$12,872
Securities
Taxable	2,061	1,908	4,197	3,811
Exempt from federal income tax	56	77	114	160
Federal funds sold and other	78	301	161	394
Total interest income	9,141	8,655	17,892	17,237
Interest expense
Time deposits	2,982	2,482	5,814	4,499
Other deposits	1,024	630	2,002	1,169
Repurchase agreements and federal funds purchased	564	366	1,267	681
Federal Home Loan Bank advances	64	64	127	159
Subordinated debentures	165	0	320	0
Total interest expense	4,799	3,542	9,530	6,508
Net interest income	4,342	5,113	8,362	10,729
Provision for loan and lease losses	0	75	0	728
Net interest income after provision for loan and lease losses	4,342	5,038	8,362	10,001
Noninterest income
Service fees on deposits	639	602	1,224	1,156
Trust income	182	190	398	384
Loss on sale of securities available for sale	0	0	0	(169)
Other operating income	463	319	752	609
Total noninterest income	1,284	1,111	2,374	1,980
Noninterest expense
Salaries and employee benefits	2,223	2,222	4,479	4,472
Occupancy and equipment, net	558	525	1,174	1,033
Data processing	416	346	795	722
Legal	88	102	190	174
Audit and other professional	325	303	652	616
Amortization of core deposit intangible asset	115	116	231	232
Printing and supplies	99	75	239	168
Write-down of other real estate owned	0	1,067	0	1,067
Other operating expenses	551	601	1,050	1,227
Total noninterest expense	4,375	5,357	8,810	9,711
Income (loss) before income taxes	1,251	792	1,926	2,270
Income tax expense (benefit)	339	205	471	658
Net income	$912	$587	$1,455	$1,612

Earnings per share	$0.21	$0.14	$0.34	$0.38

Comprehensive income (loss)	$764	$1,440	$1,490	$816

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 30, 2006 and 2005
(In thousands of dollars) (Unaudited)

	Six months ended
	June 30,	June 30,
	2006	2005
Cash flows from operating activities
Net income	$1,455	$1,612
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	294	269
Loss on sale of securities available for sale	0	169
Loss on sale of other real estate owned	22	0
Provision for loan and lease losses	0	728
Write-down of other reale estate owned	0	1,067
Proceeds from sale of loans	0	276
Loans originated for sale	0	(276)
Amortization of other intangible assets	231	232
Net change in accrued interest receivable and other assets	(542)	(876)
Net change in accrued interest payable and other liabilities	291	314
Net cash from operating activities	1,751	3,515
Cash flows from investing activities
Proceeds from sales of securities available for sale	0	6,127
Proceeds from maturities and calls of securities available for sale	49,720	22,555
Purchases of securities available for sale	(35,344)	(28,478)
Proceeds from the redemption of Federal Home Loan Bank stock	439	0
Change in loans made to customers	4,437	33,041
Proceeds from sales of other real estate owned	408	0
Property and equipment expenditures	(252)	(344)
Net cash from investing activities	19,408	32,901
Cash flows from financing activities
Net increase (decrease) in:
Deposits	(14,654)	18,628
Securities sold under repurchase agreements and federal funds purchased	(15,017)	(16,689)
Advances from borrowers for taxes and insurance	61	57
Federal Home Loan Bank advances	0	15,000
Repayment of Federal Home Loan Bank advances	0	(15,000)
Purchase of treasury stock	(252)	0
Dividends paid	(1,289)	(2,362)
Net cash from financing activities	(31,151)	(366)
Net change in cash and cash equivalents	(9,992)	36,050
Cash and cash equivalents at beginning of period	29,668	29,299
Cash and cash equivalents at end of period	$19,676	$65,349

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Six months ended June 30, 2006 and 2005
(In thousands of dollars, except for per share data) (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock, at Cost	Total Stockholders' Equity
Balance, December 31, 2004	$1,789	$11,584	$66,102	($1,633)	($4,660)	$73,182
Net income			1,612			1,612
Cash dividends ($0.55 per share)			(2,362)			(2,362)
Unrealized loss on securities available for sale, net of deferred tax				(796)		(796)
Balance, June 30, 2005	$1,789	$11,584	$65,352	($2,429)	($4,660)	$71,636

Balance, December 31, 2005	$1,789	$11,584	$65,526	($3,487)	($4,660)	$70,752
Net income			1,455			1,455
Cash dividends ($0.30 per share)			(1,289)			(1,289)
Purchase of 12,000 shares of treasury stock ($20.98 per share)					(252)	(252)
Unrealized gain on securities available for sale, net of deferred tax				35		35
Balance, June 30, 2006	$1,789	$11,584	$65,692	($3,452)	($4,912)	$70,701

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

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

The interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes (or “notes thereto”) of the Company for the years ended December 31, 2005 and 2004. The results of operations for the three and six month periods ended June 30, 2006, are not necessarily indicative of the results to be expected for the full year.

Net income was utilized to calculate earnings per share for all periods presented. The Company had no common stock equivalents during the first six months of 2006 and the entire year of 2005. The average outstanding common shares used for earnings per share follows:

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Average outstanding common shares	4,292,204	4,295,105	4,293,646	4,295,105

On April 17, 2002, the Company announced that its Board of Directors had approved a stock repurchase program that allows the Company to purchase up to 200,000 shares of Northern States Financial Corporation stock either in open market or private transactions. On February 19, 2003, the Company announced that its Board of Directors had approved an additional repurchase program to purchase 200,000 additional shares of its stock. During the six months ended June 30, 2006, 12,000 shares of stock were repurchased. At June 30, 2006, the Company had a total of 189,150 shares of treasury stock that it purchased under these programs. Treasury stock is carried at cost.

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

Information related to common stock was as follows:

	June 30, 2006	December 31, 2005
Par value per share	$0.40	$0.40
Authorized shares	6,500,000	6,500,000
Issued shares	4,472,255	4,472,255
Treasury shares	189,150	177,150
Outstanding shares	4,283,105	4,295,105

Note 2 - Subordinated Debentures

During September 2005, the Company issued $10 million of trust preferred securities through Northern States Statutory Trust I, an unconsolidated wholly-owned grantor trustee. The Company issued $10 million of subordinated debentures to Northern States Statutory Trust I, which in turn issued $10 million of trust preferred securities. The subordinated debentures mature in September 2035. From December 2005 until September 15, 2010, the subordinated debentures bear interest at a rate equal to the sum of the product of 50% times the 3-month LIBOR plus 1.80%, plus the product of 50% times 6.186%, and thereafter at a rate equal to the 3-month LIBOR plus 1.80%. For the three months ended June 30, 2006, interest expense on the subordinated debentures was $165,000. For the six months ended June 30, 2006, interest expense on the subordinated debentures was $320,000. The subordinated debentures and trust preferred securities are callable at par after five years.

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

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion focuses on the consolidated financial condition of Northern States Financial Corporation (the “Company”) at June 30, 2006 and the consolidated results of operations for the three and six month periods ended June 30, 2006, compared with the same periods of 2005. The Company on November 10, 2005 merged its two wholly owned subsidiaries, the Bank of Waukegan and First State Bank of Round Lake and named the resulting bank subsidiary NorStates Bank (the “Bank”). The purpose of this discussion is to provide a better understanding of the condensed consolidated financial statements of Northern States Financial Corporation and the operations of NorStates Bank and the Bank’s wholly owned subsidiary, Northern States Community Development Corporation (“NSCDC”). This discussion should be read in conjunction with the interim condensed consolidated unaudited financial statements and notes thereto included herein.

Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. The Company cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to June 30, 2006 to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, the potential for further deterioration in the credit quality of the Company’s loan and lease portfolios, uncertainty regarding the Company’s ability to ultimately recover on the surety bonds relating to the remaining equipment lease pools and other loans currently on nonaccrual status, unanticipated changes in interest rates, general economic conditions, increasing regulatory compliance burdens or potential legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the Company’s loan or investment portfolios, deposit flows, competition, demand for loan products and financial services in the Company’s market area, and changes in accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements.

OVERVIEW

Total assets at June 30, 2006 declined from year-end levels. Assets totaled $692.4 million at June 30, 2006, a decrease of $30.1 million or 4.2 percent from total assets of $722.5 million at December 31, 2005. Securities decreased $14.3 million and loans and leases declined $6.5 million from year-end 2005. Deposits decreased $14.7 million compared to December 31, 2005, while securities sold under repurchase agreements declined $23.7 million.

Earnings for the three months ended June 30, 2006 were $912,000 or $.21 per share, as compared with $.14 per share, or $587,000 for the same quarter of 2005, an increase of 55%. The second quarter 2006 earnings improvement compared to the same quarter of the proceeding year is due in large part to a one time expense of $1,067,000 taken during the second quarter of 2005 to write-down other real estate

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

owned to better reflect the market value of those properties. Earnings during the second quarter of 2006 were affected unfavorably by a decrease in net interest income of $771,000. The decline in net interest income was minimized in this quarter by the collection of cash basis interest of $307,000 on nonaccrual lease pools as the result of a settlement entered into during the second quarter 2006 between the Company and ACE/Illinois Union, the carrier that had insured a portion of the lease pools carried by the Company.

Contributing to the increase of second quarter 2006 earnings compared with the same quarter of 2005 was that no provision for loan and lease losses was recorded during the second quarter of 2006, as compared with $75,000 during the second quarter of 2005. Based on management’s analysis of the allowance for loan and lease losses at June 30, 2006, management believes that the allowance of $8.6 million is adequate to cover probable incurred loan and lease losses.

Noninterest income increased $173,000 during the three months ended June 30, 2006 compared with the same quarter of 2005. The increase to noninterest income was attributable to an increase in service fees on deposits of $37,000 and an increase to other operating income of $144,000 due in part to the one time receipt of life insurance proceeds of $75,000.

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

Management analyzes the adequacy of the allowance for loan and lease losses at least quarterly. Loans and leases judged to be impaired, with probable incurred loss exposure, that are no longer accruing interest, and historical net loss percentages are reviewed in the analysis of the allowance for loan and lease losses. Factors considered in assessing the adequacy of the allowance include: changes in the type and volume of the loan and lease portfolio; review of the larger credits within the Bank; historical loss experience; current economic trends and conditions; review of the present value of expected cash flows or fair value of collateral on impaired loans and leases; portfolio growth; and other factors management deems appropriate. Based on management’s analysis, the allowance for loan and lease losses at June 30, 2006 is adequate to cover probable incurred credit losses.

One of the components used to measure the adequacy of the allowance for loan losses is historical loss experience. In developing its analysis, management considers that different loan classifications within the portfolio have different loss experience ratios. For example, loans secured by real estate generally experience lower loss experience than loans secured by other assets. At June 30, 2006, approximately 82% of the Bank’s loans are secured by real estate.

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Management specifically analyzes its nonperforming loans for probable losses. The change in the volume of nonperforming loans may significantly impact the amount of estimated losses specifically allocated to these loans. The amount of the specific allocation is dependent on the adequacy of the loan collateral and the borrowers’ ability to repay the loans. As specific allocations are done on a loan-by-loan basis, the amount of the specific allocation is subject to greater fluctuation than an allocation for a pool of loans based on historical loss trends. The amount of the allocations on nonperforming loans may fluctuate in future periods due to changes in conditions of underlying collateral and changes in the borrowers’ ability to repay.

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

FINANCIAL CONDITION

The Company’s federal funds sold at June 30, 2006 decreased to $422,000 from $6.0 million at December 31, 2005. The Company’s federal funds sold position decreased as a result of the Company’s deposits decreasing $14.7 million and securities sold under repurchase agreements declining $23.7 million from year-end 2005.

Loans and leases totaled $394.0 million at June 30, 2006, decreasing $6.5 million from $400.5 million at December 31, 2005. Although the majority of the Company’s loans have variable rates or the rate changes periodically based on index, more borrowers have recently been requesting fixed rate loans as they perceive further interest rate increases during 2006. Loans to the lodging industry at June 30, 2006 totaled $25.3 million. At June 30, 2006, loans to related parties totaled $2.1 million, $600,000 less than at December 31, 2005.

Loan commitments have decreased $10.5 million to $85.8 million at June 30, 2006 compared with $96.3 million at December 31, 2005 as some borrowers have allowed the loan commitments issued to them to lapse. Loan commitments to related parties were $1.8 million at June 30, 2006.

Deposits decreased $14.7 million from year-end 2005. Most of the decline in deposits was in brokered certificates of deposits that decreased $7.9 million from year-end and totaled $41.8 million at June 30, 2006. Brokered deposits are time deposits placed in the Bank by a broker from depositors outside the Bank’s geographic area. These deposits usually bear an interest rate of 10 to 15 basis points greater than the terms and conditions offered to local depositors. Brokered certificates of deposit are a source of liquidity that the Company uses from time to time. During the first half of 2006, the Company sought to lower its reliance on brokered deposits to decrease its interest expense. Commercial demand deposits decreased $3.5 million from year-end 2005, due in part to one of the Company’s large commercial customers liquidating their businesses and relocating out of the Company’s market. Finally, certificates of deposits from public entities decreased $2.2 million from year-end. This decrease in public deposits frequently occurs at mid-year as the local real estate tax installments are due in June and September. Until the taxes are received and invested by the public entities, the public deposit balances decrease as the funds are used by the public entities for operating purposes.

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Securities sold under repurchase agreements decreased by $23.7 million to $49.4 million at June 30, 2006 from $73.1 million at December 31, 2005. The decline was the result of a commercial customer who had liquidated his businesses at year-end and had temporarily placed $20.0 million of the sales proceeds in securities sold under repurchase agreements until they matured in the second quarter of 2006. As a result of the decline in repurchase agreements, the Company had federal funds purchased, a short-term borrowing, of $8.7 million at June 30, 2006 compared with no federal funds purchased at year-end 2005.

As previously disclosed, included in other liabilities at June 30, 2006 is $393,000 related to estimated environmental clean-up expenses of a parcel of other real estate previously sold. The Company intends to seek reimbursement of these expenses from the State of Illinois, which has a fund for this type of cleanup. However, there can be no assurance that the Company will be successful in obtaining any such reimbursement.

CAPITAL

Total stockholders’ equity was $70.7 million at June 30, 2006, unchanged from year-end 2005. During the six months ended June 30, 2006 there were increases to stockholder’s equity from net income of $1,455,000 and from a $35,000 adjustment for the unrealized gain on securities available for sale, net of deferred tax. Stockholders’ equity was decreased during the first half of 2006 as a result of the purchase of 12,000 shares of treasury stock for a total amount of $252,000 and by the payment of a cash dividend of $.30 per share that totaled $1,289,000. The book value of the Company’s stock at June 30, 2006 was $16.51 per share.

On a consolidated basis, the Company’s Tier 1 to total average assets ratio and total capital to assets ratio, on a risk adjusted basis, were 10.59% and 16.30%, respectively, as of June 30, 2006, and exceed the regulatory minimum for capital adequacy purposes. Management believes that the capital position of both the Company and the Bank are adequate for current projected needs.

At June 30, 2006, Tier 1 capital ratios of the Company include the effect of the issuance of $10.0 million in trust preferred securities on September 15, 2005. The trust preferred securities were funded by the issuance of $10.0 million of subordinated debentures. Federal Reserve guidelines limit the amount of trust preferred securities that can be included in Tier 1 capital to 25% of total Tier 1 capital. During 2005, the Company contributed $2.0 million of proceeds from the trust preferred issuance to the Bank as common equity.

LIQUIDITY

The Company’s liquidity is measured by the ability to raise funds through deposits, borrowed funds, capital or cash flow from the repayment or maturities of loans and securities and net profits.   Liquidity is primarily achieved through the growth of deposits and by liquid assets such as cash and due from banks less any reserve requirements, securities available for sale less any pledged securities and federal funds sold.  Asset and liability management is the process of managing the balance sheet to achieve a mix of earning assets and liabilities in such a way that achieves an interest rate risk profile acceptable to management and assists in achieving a desired level of profitability.  An important part of the overall asset and liability management process is providing adequate liquidity. Liquid assets were $117.7 million at June 30, 2006 compared to $101.3 million at December 31, 2005.

Management reviews the liquidity ratio of the Bank monthly. The liquidity ratio is the net liquid assets divided by net deposits and short-term liabilities. At June 30, 2006, this ratio was 25.7% and was within management’s internal policy guidelines.

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity management involves the Company’s ability to meet the cash flow requirements of customers. The Company needs to have sufficient cash flow to meet the requirements of depositors wanting to withdraw funds or to fund loans to borrowers. The statements of cash flows show that for the six months ended June 30, 2006 that cash and cash equivalents declined $10.0 million to $19.7 million.

Federal funds sold, interest bearing deposits in banks and available for sale securities, particularly those of shorter maturities, are principal sources of liquidity. Federal funds sold at June 30, 2006 were $422,000, compared with $6.0 million at December 31, 2005. The Company classifies all of its securities as available for sale, which increases the Company’s flexibility in that the Company can sell any of its unpledged securities to meet liquidity requirements. Securities available for sale totaled $250.7 million at June 30, 2006 of which $148.3 million was pledged to secure public deposits and repurchase agreements. At December 31, 2005, the Company’s securities totaled $265.1 million of which $189.7 million was pledged. The decrease in pledged securities at June 30, 2006 compared with December 31, 2005 helped to increase the Company’s liquidity.

Although the Company can sell unpledged securities for liquidity purposes prior to their maturity date, the Company, at the present, may have to recognize a loss on the sale to do so. At June 30, 2006, the Company has $175.9 million in securities issued by government-sponsored entities that will mature in 2007 and it is expected that liquidity will be made available in this way during 2007 without causing recognition of any loss.

During the first half of 2006, the Company had incoming cash flows from maturities and calls of securities available for sale of $49.7 million while it had cash outflows for purchases of securities of $35.3 million. These securities activities during the first half of 2006 provided liquidity of $14.4 million that was used to meet a part of the decreases in deposits of $14.7 million and the decline in repurchase agreements of $23.7 million.

Affecting liquidity seasonally are public certificates of deposits that decreased $2.2 million from year-end. This decrease to public deposits frequently occurs at mid-year as the local real estate tax installments are due in June and September. The public entities will draw down their balances at mid-year until the taxes are received and invested by the public entities after which the public deposit balances will then increase.

Other sources of liquidity available to the Company are deposits and borrowings. The Company also uses brokered deposits as a source of liquidity. To help ensure the ability to meet its funding needs, including any unexpected strain on liquidity, the Company has arrangements that allow it to purchase $25.0 million in federal funds from an independent bank of which $8.7 million had been purchased at June 30, 2006.

RESULTS OF OPERATIONS

NET INCOME

Consolidated net income for the quarter ended June 30, 2006 was $912,000, increasing $325,000 compared with net income of $587,000 for the same quarter of 2005. The annualized return on average assets was .53% for the quarter, increasing from .31% for the same quarter the previous year. The increase to net income for the quarter is primarily the result a one-time write down of $1,067,000 to other real estate owned during the second quarter of 2005. For the six months ended June 30, 2006, net income was $1,455,000 as compared with $1,612,000 for the first half of 2005. The annualized return on average assets for the first six months of 2006 was .41%, decreasing from .43% for the same period of 2005.

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income, the difference between interest income on earning assets and interest expense on interest bearing liabilities, decreased $771,000 to $4.3 million during the three months ended June 30, 2006 compared with $5.1 million for the same quarter of 2005. The major reason for the decline in the net interest income is that as interest rates have increased the rates paid on deposits and borrowings have risen more quickly than rates earned on the Company’s loans and securities. Minimizing the decrease to net interest income during the quarter ended June 30, 2006 was the one time collection of $307,000 of interest paid on nonaccrual lease pools through a settlement entered into during the second quarter of 2006 between the Company and ACE/Illinois Union, who had insured a portion of the lease pools.

Net interest income during the second quarter of 2006 was affected by the increasing levels of interest rates as indicated by the increased prime lending rate. In the second quarter of 2006 the prime lending rate increased from 7.75% to 8.25% at June 30, 2006. Average yields on interest earning assets increased 67 basis points during the quarter ended June 30, 2006 as compared with the same quarter of 2005. Average rates paid on interest bearing liabilities increased to a greater extent than the yields on interest earning assets and increased by 114 basis points during the second quarter of 2006 compared with the same quarter last year. This caused the net interest margin to decline to 2.15% for the quarter as compared with 2.62% for the same quarter the previous year. The decline in the net interest margin was partially because a lesser amount of rate sensitive assets repriced at the higher interest rates during the second quarter of 2006 than rate sensitive liabilities.

Average yields on loans increased 98 basis points to 7.14% during the second quarter of 2006 as compared with 6.16% for the same quarter of 2005. Loans, generally, earn higher interest rates than other interest earning assets of the Company. Average loans were $24.3 million lower during the second quarter of 2006 compared with the same quarter of 2005 due to loan payoffs and a decline in loan demand and contributed to the decline of net interest income. Another factor affecting yields earned on loans was the level of nonaccrual loans, which totaled $15.4 million at June 30, 2006 compared with $14.6 million at June 30, 2005.

The average yield earned on the Company’s taxable securities during the three months ended June 30, 2006 was 3.29% as compared with 3.18% during the same period of 2005, an increase of only 11 basis points. As the securities mature, the Company has the opportunity to reprice the securities portfolio by buying new securities that are expected to earn higher yields. At June 30, 2006, the Company has $175.9 million in securities issued by government-sponsored entities having an average yield of 3.07% that will mature in 2007.

The average rates paid on interest bearing liabilities increased 114 basis points during the second quarter of 2006 to 3.47% as compared with 2.33% during the same quarter of 2005. Interest expense on time deposits during the second quarter of 2006 was $500,000 greater than it was during the second quarter of 2005. Interest expense for other borrowings, which include the Federal Home Loan term advance, securities sold under repurchase agreements, federal funds purchased and the subordinated debentures increased by $363,000 during the three months ended June 30, 2006 compared with the same period of 2005.

The Company has taken steps to increase its net interest income by lowering some of its deposit rates. The Company lowered the rate paid on its savings and regular NOW deposit products by 25 basis points. Interest rates paid have been tiered so that rates on lower balanced money market and certificate of deposits are 10 to 25 basis points less than on higher balanced accounts. As lower balance certificates mature, they will renew at the slightly lower rates. The Company does not believe that the lower rates offered on the lower balanced time deposits will materially affect time deposit balance totals. The Company has also lowered the amount of brokered deposits that are paid higher interest rates by $7.9 million since December 31, 2005.

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

TABLE 1

NORTHERN STATES FINANCIAL CORPORATION
ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES
For the Three Months Ended June 30, 2006 and 2005 - Rates are Annualized
($ 000s)

		2006			2005
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets
Loans (1)(2)(3)	$390,179	$6,960	7.14%	$414,487	$6,386	6.16%
Taxable securities (4)	245,377	2,061	3.29%	235,330	1,908	3.18%
Tax advantaged securities (2) (4)	6,247	87	5.54%	9,396	116	4.93%
Federal funds sold	6,699	78	4.66%	40,341	301	2.98%

Interest earning assets	648,502	9,186	5.62%	699,554	8,711	4.95%
Noninterest earning assets	42,805			50,233

Average assets	$691,307			$749,787

Liabilities and stockholders' equity
NOW deposits	$54,216	$127.94%		$57,058	$126	0.88%
Money market deposits	73,977	705	3.81%	60,609	280	1.85%
Savings deposits	77,824	192.99%		84,976	224	1.05%
Time deposits	279,734	2,982	4.26%	341,749	2,482	2.91%
Other borrowings	67,399	793	4.71%	63,761	430	2.70%

Interest bearing liabilities	553,150	4,799	3.47%	608,153	3,542	2.33%
Demand deposits	59,421			62,041
Other noninterest bearing liabilities	7,550			7,612
Stockholders' equity	71,186			71,981

Average liabilities and stockholders' equity	$691,307			$749,787

Net interest income		$4,387			$5,169

Net interest margin			2.15%			2.62%

Net yield on interest earning assets (4)			2.68%			2.94%

Interest-bearing liabilities to earning assets ratio			85.30%			86.93%

(1) - Interest income on loans includes loan origination and other fees of $173 and $151 for the three months ended June 30, 2006 and 2005.
(2) - Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34% tax rate.
(3) - Non-accrual loans are included in average loans.
(4) - Rate information was calculated on the average amortized cost for securities. The three months ended June 30, 2006 and 2005 average balance information includes an average unrealized gain (loss) for taxable securities of ($5,399) and ($4,622) and for tax-advantaged securities of ($36) and ($13).

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

TABLE 2

NORTHERN STATES FINANCIAL CORPORATION
ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES
For the Six Months Ended June 30, 2006 and 2005 - Rates are Annualized
($ 000s)

		2006			2005
	Average Balance	Interest	Rate	Average Balance	Interest	Rate

Assets
Loans (1)(2)(3)	$393,728	$13,450	6.83%	$425,338	$12,907	6.07%
Taxable securities (4)	250,786	4,197	3.28%	236,758	3,811	3.17%
Tax advantaged securities (2) (4)	6,376	174	5.44%	9,722	242	4.98%
Federal funds sold	6,776	161	4.75%	27,673	394	2.85%

Interest earning assets	657,666	17,982	5.42%	699,491	17,354	4.93%
Noninterest earning assets	44,982			48,707

Average assets	$702,648			$748,198

Liabilities and stockholders' equity
NOW deposits	$53,966	$273	1.01%	$60,307	$242	0.80%
Money market deposits	72,725	1,314	3.61%	62,110	518	1.67%
Savings deposits	77,604	415	1.07%	83,983	409	0.97%
Time deposits	283,158	5,814	4.11%	333,783	4,499	2.70%
Other borrowings	77,613	1,714	4.42%	66,428	840	2.53%

Interest bearing liabilities	565,066	9,530	3.37%	606,611	6,508	2.15%
Demand deposits	58,917			62,080
Other noninterest bearing liabilities	7,563			6,736
Stockholders' equity	71,102			72,771

Average liabilities and stockholders' equity	$702,648			$748,198

Net interest income		$8,452			$10,846

Net interest margin			2.05%			2.78%

Net yield on interest earning assets (4)			2.55%			3.08%

Interest-bearing liabilities to earning assets ratio			85.92%			86.72%

(1) -  Interest income on loans includes loan origination and other fees of $234 and $250 for the six months ended June 30, 2006 and 2005.
(2) -  Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34% tax rate.
(3) -  Non-accrual loans are included in average loans.
(4) - Rate information was calculated on the average amortized cost for securities. The six months ended June 30, 2006 and 2005 average balance information includes an average unrealized gain (loss) for taxable securities of ($5,420) and ($3,918) and for tax-advantaged securities of ($23) and $11.

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Table 2 shows that during the six months ended June 30, 2006 net interest income on a fully tax equivalent basis declined $2.4 million compared with the same period of 2005. The decrease in net interest income is primarily because interest rates paid on deposits and borrowings increased more quickly than rates earned on the Company’s loans and securities. Average yields on interest earning assets increased 67 basis points during the six months ended June 30, 2006 as compared with the same six months last year while average rates paid on interest bearing liabilities increased by 114 basis points, causing the net margin to compress. Also affecting net interest income during the six months ended June 30, 2006 was the decline in interest earning assets of $41.8 million compared with the same period last year.

ASSET QUALITY AND THE PROVISION FOR LOAN AND LEASE LOSSES

Management, after carefully reviewing the adequacy of the allowance for loan and lease losses and the levels of nonperforming and impaired loans and leases, with the concurrence of the Board of Directors, found that no provision for loan and lease losses was necessary for the quarter ended June 30, 2006, compared with $75,000 for the same period of 2005. For the six months ended June 30, 2006, no provision for loan and lease losses was made as compared with $728,000 during the first half of 2005.

At June 30, 2006, the allowance for loan and lease losses was $8.6 million, decreasing $2.0 million from year-end 2005. During the first half of 2006, $2,007,000 in loans were charged off against the allowance compared with $598,000 during the same period last year. The Company charged off a $2.0 million loan during the second quarter of 2006 relating to an entertainment center where the principal gaurantors declared bankruptcy. There was $6,000 in recoveries of loans previously charged off during the six months ended June 30, 2006 compared with $66,000 in recoveries during the same period in 2005.

Nonperforming loans and leases, which includes loans and leases on nonaccrual status in addition to loans and leases 90 days or more past due and still accruing interest, decreased $5.6 million to $16.3 million at June 30, 2006 from $21.9 million at December 31, 2005, a reduction of 25.6%. Nonperforming loans as a percentage of total loans and leases were 4.14% at June 30, 2006 as compared with 5.47% at December 31, 2005.

The Company previously disclosed its involvement in certain lease pools purchased in 2000 and 2001 from Commercial Money Center (“CMC”). Also previously disclosed , the Company and NorStates Bank entered into a Settlement Agreement, Mutual Release and Policy Rescission with Illinois Union dated as of February 1, 2006 upon approval of the court of the agreement on May 17, 2006. As a result of the settlement, the balance of the Company’s nonaccrual loans and leases was reduced by $5.2 million during the quarter ended June 30, 2006. At June 30, 2006, there are $4.1 million in remaining lease pools secured by both the leased equipment and surety bonds issued by RLI Insurance Company. These remaining lease pools are carried on nonaccrual status at June 30, 2006. The Company is continuing its efforts to collect on these leases from RLI Insurance Company through litigation. No assurance can be given as to the exact amounts that will ultimately be collected, if any, by the Company.

    Included in nonperforming loans at June 30, 2006, is a $4.3 million nonaccrual loan that is for a 90-unit condominium construction project. The Company participated in this 90-unit condominium project with other financial institutions and only has a portion of the total loan. The construction project experienced substantial cost overruns and the principal borrowers declared bankruptcy. The construction project has been completed and all of the units have been sold, with the bankruptcy trustee holding the sale proceeds in escrow. There are disputed mechanic liens, the majority of which are insured by a title company. Once the mechanic liens are resolved, the bankruptcy trustee is expected to release the sales proceeds from escrow and management expects to collect all of the $4.3 million loan balance. It is estimated that the mechanic liens issue will not be resolved until 2007.

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company, as previously mentioned above, has charged-off $2.0 million of a nonaccrual loan on an entertainment center leaving a remaining balance of $1.6 million. The remaining balance of this loan is carried as a nonaccrual loan and is secured by leasehold improvements and equipment that are in the process of being sold.

Also on nonaccrual status are loans on two motels totaling $3.5 million in which the borrower has had deterioration to its financial condition. The Company has taken steps to foreclose on these motels. Also on nonaccrual status are loans totaling $1.8 million to a building contractor who has experienced financial deterioration and cash flow problems. The loans to the building contractor are secured by real estate and accounts receivable.

Impaired loans and leases at June 30, 2006 totaled $25.9 million , decreasing $6.5 million or 19.3% from $32.1 million at December 31, 2005. The Company considers a loan or lease impaired if full principal and interest will not be collected under the contractual terms of the note. Nonaccrual loans and leases are included as impaired. Impaired loans and leases are carried at the present value of expected cash flows discounted at the loan’s effective interest rate or at the fair value of the collateral, if the loan or lease is collateral dependent.

Included as impaired loans at June 30, 2006 were $10.4 million of restructured loans where the terms and conditions of the loans have been adjusted due to deterioration in the financial condition of the borrowers. Payments have been received on the restructured loans based on the agreed modified terms of the loans and these restructured loans, although classified as impaired, are not included as nonperforming loans. The amount of the allowance for loan and lease losses specifically allocated for impaired loans and leases was $5.5 million at June 30, 2006 compared with $7.6 million at December 31, 2005.

Another component of nonperforming assets is other real estate owned, which consists of assets acquired through loan foreclosure and repossession. At June 30, 2006, other real estate owned totaled $4.1 million, decreasing $325,000 from December 31, 2005 as a property carried at that amount was sold during the second quarter 2006. Also during the second quarter 2006, two other properties securing loans were transferred to other real estate owned totaling $105,000 that were also sold during the quarter. The Company recognized a net loss of $22,000 on the sales of other real estate owned during the quarter. The fair value of other real estate owned is reviewed by management at least quarterly to help ensure the reasonableness of its carrying value, which is the lower of cost or the fair value less estimated selling costs.

Other real estate owned includes a property acquired in 1987 through the receipt of deed in lieu of foreclosure. This property is a former commercial/industrial site located overlooking Lake Michigan in Waukegan, Illinois, with a carrying value of $1,783,000 at June 30, 2006. Environmental remediation costs may be incurred in disposing of this property, and the amount of any such costs may depend on the future use of the property, such as commercial, residential, or recreational purposes. There is no requirement to undertake any remediation activities at this time. Further, there is no pending or threatened litigation regarding the property’s environmental issues, nor are there any threatened or pending governmental orders, assessments or actions regarding the same. The property is currently undergoing a brownfield assessment funded by a government grant. The grant money is to be used for the brownfield assessment but not for any remediation that may be needed. The objective of the brownfield assessment is to obtain the environmental data needed to determine the appropriate remedial actions, if any, for the property to achieve a “No Further Remediation Letter” from the Illinois EPA Site Remediation Program. The end use of the property is mixed use residential development consistent with the City of Waukegan’s Lakefront Downtown Master Plan. The results of the brownfield assessment are expected later in 2006. Until the results of the assessment are known, it is not practical to estimate any remediation costs. Thus, no liability has been recorded for any potential environmental remediation costs.

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NONINTEREST INCOME

Noninterest income for the three months ended June 30, 2006 was $1.3 million compared to $1.1 million for the three months ended June 30, 2005, an increase of $173,000. Service fees on deposits increased $37,000 and other operating income increased $144,000. Other operating income growth was due in part to the one time receipt of life insurance proceeds of $75,000 and one time recognition of $69,000 for check printing fees.

For the six months ended June 30, 2006, noninterest income was $2.4 million, an increase of $394,000 from the same time period last year. Contributing to the increase was a loss the Company recognized last year, during the first quarter of 2005, of $169,000 on the sale of securities available for sale that had been carried at $6.3 million prior to the sale. There were no sales of securities available for sale during the first half of 2006.

NONINTEREST EXPENSE

Noninterest expense for the quarter ended June 30, 2006 was $4,375,000, decreasing $982,000 from the same quarter last year. The decrease was due to a one time write-down, totaling $1,067,000, of other real estate that occurred last year, during the second quarter of 2005, of other real estate owned to better reflect the market value of those properties.

The Company’s efficiency ratio, noninterest expense divided by the sum of net interest income and noninterest income, was 77.8% for the second quarter of 2006 as compared with 86.1% for the same quarter of 2005. The lower ratio for the second quarter of 2006 was reflects the decreased noninterest expenses in the second quarter of 2006 compared to the same time period last year.

For the six months ended June 30, 2006, noninterest expense was $8.8 million, decreasing $901,000 from $9.7 million for the same period last year. Noninterest expense declined during the first half of 2006 primarily due to the $1,067,000 write-down of other real estate owned last year, in the first half of 2005. If the one time write-down of other real estate owned is not considered, noninterest expenses increased only $85,000, less than 2%, during the first half of 2006 compared with the same period of 2005.

FEDERAL AND STATE INCOME TAXES

For the three months ended June 30, 2006, the Company’s income tax expense was $339,000 compared with $205,000 for the same three months last year. As a percentage of pre-tax income, tax expense was 27.1% for the three months ended June 30, 2006 and 25.9% for the same period of 2005. As a percentage of pre-tax income, tax expense was 24.5% for the six months ended June 30, 2006 and 29.0% for the same period of 2005. Interest income on U.S. Treasury and U.S. government-sponsored entity securities not subject to state income tax was $1.9 million for the three months ended June 30, 2006 and $4.0 million for the six months ended June 30, 2006 which contributed to the lower tax rates for those time periods.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The Company has contractual obligations that may not appear on the balance sheet. Table 3 presents the Company’s significant fixed and determinable contractual obligations as of June 30, 2006, by payment date. The payment amounts in Table 3 represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts or similar carrying amount adjustments.

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

TABLE 3

NORTHERN STATE FINANCIAL CORPORATION
CONTRACTUAL OBLIGATIONS
As of June 30, 2006
($ 000s)

Contractual obligations	One year or less	Greater than 1 yr. and less than or equal to 3 yrs.	Greater than 3 yrs. and less than or equal to 5 yrs.	Greater than 5 yrs.	Total
Long-term debt
Federal Home Loan Bank advance	$0	$6,500	$0	$0	$6,500
Subordinated debentures	0	0	0	10,000	10,000
Time deposits	200,903	68,127	10,647	0	279,677
Other contractual obligations
Standby letters of credit	6,929	0	0	0	6,929
Community Reinvestment Act Investment commitment	118	524	0	0	642

REGULATORY ISSUES

As previously disclosed, following a joint examination by the Federal Deposit Insurance Corporation (“FDIC”) and the Illinois Department of Financial and Professional Regulation (“IDFPR”) the Board of Directors of the Bank approved and signed on May 17, 2005, a memorandum of understanding (“MOU”) in connection with certain deficiencies identified during the regulators’ examination of the Bank.

The Bank’s Board of Directors received notification on May 30, 2006 from the Federal Deposit Insurance Corporation that the memorandum of understanding had been terminated on April 18, 2006.

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

Table 4 shows how interest rate shocks of decreasing rates 1% and 2% and increasing rates 1% and 2% affect projected 12 month projected net interest income at June 30, 2006 and December 31, 2005. The computer simulation model used to do the interest rate shocks and calculate the effect on projected net interest income takes into consideration maturity and repricing schedules of the various assets and liabilities as well as call provisions on the Company’s securities. Increasing interest rates were projected in the model for calculation of the base forecasted net interest income as of June 30, 2006, with prime rate estimated as rising from 8.25% during the third quarter of 2006 to 9.00% during the second quarter of 2007. Current policy set by the Board of Directors limits exposure to projected net interest income from interest rate shocks of plus or minus 2% to plus or minus 10% of the base projected forecasted 12 month net interest income.

NORTHERN STATES FINANCIAL CORPORATION

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2006 the projected net interest income increases $566,000 when rates are shocked downward 2% while projected net interest income decreases $1,484,000 for a 2% upward rate shock. Projected net interest income increases when rates are shocked downward 2% as there more rate sensitive liabilities repricing than rate sensitive assets during the next twelve months. The percentage changes from the base forecasted 12 month net interest income are within policy guidelines.

TABLE 4

NORTHERN STATES FINANCIAL CORPORATION
EFFECT OF INTEREST SHOCKS ON NET INTEREST INCOME
as of June 30, 2006 and December 31, 2005
($000s)

		Immediate Change in Rates
	-2.00%	-1.00%	+1.00%	+2.00%

June 30, 2006:
Dollar Change from Base Forecast	$566	$316	($700)	($1,484)
Percent Change from Base Forecast	2.61%	1.45%	-3.22%	-6.83%

December 31, 2005:
Dollar Change from Base Forecast	$758	$396	($489)	($1,062)
Percent Change from Base Forecast	3.64%	1.90%	-2.35%	-5.09%

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

There was no change in the Company’s internal control over financial reporting that occurred during the six months ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In September 2005, the Company filed Motions for Judgement on the Pleadings in its Commercial Money Center litigations against the sureties. At that time, the court granted the Motion for Judgement on the Pleadings against ACE/Illinois Union; however, the Bank’s motion against the RLI sureties was denied. On October 31, 2005, the court directed all parties involved in the Commercial Money Center litigation to engage in mediation. As a result of the mediation, the Company, Bank of Waukegan and NorStates Bank entered into a Settlement Agreement, Mutual Release and Policy Rescission with Illinois Union dated as of February 1, 2006 upon approval of the court of the agreement on May 17, 2006. As a result of the settlement, the balance of the Company’s nonaccrual loans and leases was reduced by $5.2 million during the quarter ended June 30, 2006. The Company and RLI were unable to reach settlement through mediation. The Company is carrying nonperforming lease pools purchased from Commercial Money Center of $4.1 million at June 30, 2006 that are insured by RLI Insurance Company. The Company is continuing its efforts to collect on these leases from RLI Insurance Company through litigation. No assurance can be given as to the exact amounts that will ultimately be collected, if any, by the Company.

NORTHERN STATES FINANCIAL CORPORATION

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors relating to the Company from those risk factors previously disclosed in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2005, in response to Item 1A. to Part I of Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table sets forth information in connection with purchases made by, or on behalf of, the Company of shares of the Company’s common stock during the quarterly period ended June 30, 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased under the Plans

April 1, 2006 Through April 30, 2006	0	$0.00	0	222,850

May 1, 2006 Through May 31, 2006	0	0.00	0	222,850

June 1, 2006 Through June 30, 2006	12,000	20.98	12,000	210,850

Total	12,000	$20.98	12,000	210,850

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

NORTHERN STATES FINANCIAL CORPORATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of Northern States Financial Corporation was held on May 18, 2006 with the stockholders of record at April 3, 2006 voting in person or by proxy, with one vote for each share owned, to elect directors for a one year term each and to ratify Plante & Moran, PLLC as independent auditors of the Company for the year ending December 31, 2006. There were 4,295,105 shares of stock as of April 3, 2006 that could be voted. Plante & Moran, PLLC was ratified as the Company’s independent auditors for the year ending December 31, 2006 by a vote of 3,685,615 for ratification, 11,123 against, and 4,565 abstaining. The following directors were duly elected:

	Authority Granted	Authority Withheld

Fred Abdula	3,628,023	46,280
Kenneth W. Balza	3,628,873	45,930
Theodore A. Bertrand	3,614,323	59,980
Jack H. Blumberg	3,590,116	84,187
Frank Furlan	3,628,323	45,980
Harry S. Gaples	3,622,008	52,295
James A. Hollesteiner	3,556,730	117,573
Allan J. Jacobs	3,606,543	67,760
Raymond M. Mota	3,630,911	43,392
Helen Rumsa	3,603,043	71,260

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a)	Exhibits.

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

Exhibit 31.1 Section 302 Certification of Chairman of the Board and President.

Exhibit 31.2 Section 302 Certification of Vice President and Treasurer.

Exhibit 32.1 Section 906 Certification.

NORTHERN STATES FINANCIAL CORPORATION
FORM 10-Q
June 30, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized, on this 7th day of August 2006.

NORTHERN STATES FINANCIAL CORPORATION (Registrant)

Date: August 7, 2006	By:	/s/ Fred Abdula
Fred Abdula
Chairman of the Board of Directors and President

Date: August 7, 2006	By:	/s/ Thomas M. Nemeth
Thomas M. Nemeth
Vice President and Treasurer

NORTHERN STATES FINANCIAL CORPORATION
FORM 10-Q
June 30, 2006

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