Form 10-Q
period 2006-09-30
NORTHERN STATES FINANCIAL CORP /DE/
filed 2006-11-07
CIK 744485

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR
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

4,233,105 shares of common stock were outstanding
as of November 3, 2006

NORTHERN STATES FINANCIAL CORPORATION AND SUBSIDIARY
FORM 10-Q
For the Quarter Ended September 30, 2006

Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Northern States Financial Corporation
Waukegan, Illinois

We have reviewed the accompanying interim condensed consolidated balance sheet of NORTHERN STATES FINANCIAL CORPORATION as of September 30, 2006, the condensed consolidated statements of income for the three and nine month periods ended September 30, 2006 and the condensed statements of cash flows and stockholders equity for the nine month period ended September 30, 2006. These interim financial statements are the responsibility of the company's management.

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

/s/ Plante & Moran, PLLC

Chicago, Illinois
October 27, 2006

Index

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2006 and December 31, 2005
(In thousands of dollars) (Unaudited)

	September 30, 2006	December 31, 2005
Assets
Cash and due from banks	$19,503	$23,586
Interest bearing deposits in financial institutions - maturities less than 90 days	136	120
Commercial paper - maturities less than 90 days	9,999	0
Federal funds sold	21,322	5,962
Total cash and cash equivalents	50,960	29,668
Securities available for sale	252,497	265,067
Loans and leases	380,991	400,502
Less: Allowance for loan and lease losses	(7,513)	(10,618)
Loans and leases, net	373,478	389,884
Federal Home Loan Bank stock	1,647	2,086
Office buildings and equipment, net	9,490	9,427
Other real estate owned	3,056	4,431
Goodwill	9,522	9,522
Core deposit intangible asset	1,971	2,318
Accrued interest receivable and other assets	9,380	10,125
Total assets	$712,001	$722,528

Liabilities and Stockholders' Equity
Liabilities
Deposits
Demand - noninterest bearing	$56,195	$63,329
Interest bearing	474,985	491,120
Total deposits	531,180	554,449
Securities sold under repurchase agreements	82,694	73,093
Federal Home Loan Bank advances	6,500	6,500
Subordinated debentures	10,000	10,000
Advances from borrowers for taxes and insurance	469	830
Accrued interest payable and other liabilities	8,416	6,904
Total liabilities	639,259	651,776

Stockholders' Equity
Common stock	1,789	1,789
Additional paid-in capital	11,584	11,584
Retained earnings	66,414	65,526
Accumulated other comprehensive loss	(2,133)	(3,487)
Treasury stock, at cost	(4,912)	(4,660)
Total stockholders' equity	72,742	70,752
Total liabilities and stockholders' equity	$712,001	$722,528

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three and nine months ended September 30, 2006 and 2005
(In thousands of dollars, except per share data) (Unaudited)

	Three months ended		Nine months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Interest income
Loans (including fee income)	$6,849	$6,390	$20,269	$19,262
Securities
Taxable	2,105	2,097	6,302	5,908
Exempt from federal income tax	56	69	170	229
Commercial paper - maturities less than 90 days	115	0	115	0
Federal funds sold and other	301	224	462	618
Total interest income	9,426	8,780	27,318	26,017
Interest expense
Time deposits	3,272	2,817	9,086	7,316
Other deposits	1,059	736	3,061	1,905
Repurchase agreements and federal funds purchased	971	535	2,238	1,216
Federal Home Loan Bank advances	65	65	192	224
Subordinated debentures	170	27	490	27
Total interest expense	5,537	4,180	15,067	10,688
Net interest income	3,889	4,600	12,251	15,329
Provision for loan and lease losses	0	1,700	0	2,428
Net interest income after provision for loan and lease losses	3,889	2,900	12,251	12,901
Noninterest income
Service fees on deposits	620	626	1,844	1,782
Trust income	185	167	583	551
Loss on sale of securities available for sale	0	0	0	(169)
Other operating income	496	365	1,248	974
Total noninterest income	1,301	1,158	3,675	3,138
Noninterest expense
Salaries and employee benefits	2,207	2,200	6,686	6,672
Occupancy and equipment, net	508	517	1,682	1,550
Data processing	395	325	1,190	1,047
Legal	57	83	247	257
Audit and other professional	259	280	911	896
Amortization of core deposit intangible asset	117	116	348	348
Printing and supplies	85	68	324	236
Write-down of other real estate owned	0	0	0	1,067
Other operating expenses	562	476	1,612	1,703
Total noninterest expense	4,190	4,065	13,000	13,776
Income (loss) before income taxes	1,000	(7)	2,926	2,263
Income tax expense (benefit)	279	(142)	750	516
Net income	$721	$135	$2,176	$1,747

Earnings per share	$0.17	$0.03	$0.51	$0.41

Comprehensive income (loss)	$2,040	($296)	$3,530	$520

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2006 and 2005
(In thousands of dollars) (Unaudited)
	Nine months ended
	September 30, 2006	September 30, 2005
Cash flows from operating activities
Net income	$2,176	$1,747
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	434	403
Net gain on sales of other real estate owned	(62)	0
Federal Home Loan Bank stock dividends	0	(79)
Loss on sale of securities available for sale	0	169
Provision for loan and lease losses	0	2,428
Write-down of other real estate owned	0	1,067
Deferred loan fees	(121)	(130)
Proceeds from sale of loans	0	748
Loans originated for sale	0	(748)
Amortization of other intangible assets	347	348
Net change in accrued interest receivable and other assets	(825)	(2,188)
Net change in accrued interest payable and other liabilities	2,221	875
Net cash from operating activities	4,170	4,640
Cash flows from investing activities
Proceeds from sales of securities available for sale	0	6,127
Proceeds from maturities and calls of securities available for sale	82,126	27,290
Purchases of securities available for sale	(67,346)	(59,399)
Purchase of Federal Reserve Bank stock	0	(492)
Redemption of Federal Reserve Bank stock	439	0
Change in loans made to customers	16,422	41,705
Property and equipment expenditures	(492)	(424)
Proceeds from sales of other real estate owned	1,542	0
Net cash from investing activities	32,691	14,807
Cash flows from financing activities
Net increase (decrease) in:
Deposits	(23,269)	3,813
Securities sold under repurchase agreements and federal funds purchased	9,601	(3,340)
Advances from borrowers for taxes and insurance	(361)	(367)
Federal Home Loan Bank advances	0	15,000
Repayment of Federal Home Loan Bank advances	0	(15,000)
Issuance of subordinated debentures	0	10,000
Purchases of treasury stock	(252)	0
Dividends paid	(1,288)	(2,362)
Net cash from financing activities	(15,569)	7,744
Net change in cash and cash equivalents	21,292	27,191
Cash and cash equivalents at beginning of period	29,668	29,299
Cash and cash equivalents at end of period	$50,960	$56,490

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
Nine months ended September 30, 2006 and 2005
(In thousands of dollars, except for per share data) (Unaudited)

Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock, at Cost	Total Stockholders' Equity
Balance, December 31, 2004	$1,789	$11,584	$66,102	($1,633)	($4,660)	$73,182
Net income			1,747			1,747
Cash dividends ($.55 share)			(2,362)			(2,362)
Unrealized loss on securities available for sale, net of deferred tax				(1,227)		(1,227)
Balance, September 30, 2005	$1,789	$11,584	$65,487	($2,860)	($4,660)	$71,340

Balance, December 31, 2005	$1,789	$11,584	$65,526	($3,487)	($4,660)	$70,752
Net income			2,176			2,176
Cash dividends ($.30 share)			(1,288)			(1,288)
Purchase of 12,000 shares of common stock as treasury stock					(252)	(252)
Unrealized gain on securities available for sale, net of deferred tax				1,354		1,354
Balance, September 30, 2006	$1,789	$11,584	$66,414	($2,133)	($4,912)	$72,742

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

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

The interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes (or "notes thereto") of the Company for the years ended December 31, 2005 and 2004. The results of operations for the three and nine month periods ended September 30, 2006, are not necessarily indicative of the results to be expected for the full year.

Net income was utilized to calculate earnings per share for all periods presented. The Company had no common stock equivalents during the first nine months of 2006 and the entire year of 2005. The average outstanding common shares used for earnings per share follows:

	Three months ended		Nine months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Average outstanding common shares	4,283,105	4,295,105	4,290,094	4,295,105

On April 17, 2002, the Company announced that its Board of Directors had approved a stock repurchase program that allows the Company to purchase up to 200,000 shares of Northern States Financial Corporation stock either in open market or private transactions. On February 19, 2003, the Company announced that its Board of Directors had approved an additional repurchase program to purchase 200,000 additional shares of its stock. During the nine months ended September 30, 2006, 12,000 shares of stock were repurchased. At September 30, 2006, the Company had a total of 189,150 shares of treasury stock that it purchased under these programs. Treasury stock is carried at cost.

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

Information related to common stock was as follows:

	September 30, 2006	December 31, 2005
Par value per share	$0.40	$0.40
Authorized shares	6,500,000	6,500,000
Issued shares	4,472,255	4,472,255
Treasury shares	189,150	177,150
Outstanding shares	4,283,105	4,295,105

Note 2 - Subordinated Debentures

During September 2005, the Company issued $10 million of trust preferred securities through Northern States Statutory Trust I, a wholly-owned grantor trust. The Company issued $10 million of subordinated debentures to Northern States Statutory Trust I, which in turn issued $10 million of trust preferred securities. The subordinated debentures mature in September 2035. From December 2005 until September 15, 2010, the subordinated debentures bear interest at a rate equal to the sum of the product of 50% times the 3-month LIBOR plus 1.80%, plus the product of 50% times 6.186%, and thereafter at a rate equal to the 3-month LIBOR plus 1.80%. For the three months ended September 30, 2006, interest expense on the subordinated debentures was $170,000. For the nine months ended September 30, 2006, interest expense on the subordinated debentures was $490,000. The subordinated debentures and trust preferred securities are callable at par after five years.

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

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following discussion focuses on the consolidated financial condition of Northern States Financial Corporation (the “Company”) at September 30, 2006 and the consolidated results of operations for the three and nine month periods ended September 30, 2006, compared with the same periods of 2005. The Company on November 10, 2005 merged its two wholly owned subsidiaries, the Bank of Waukegan and First State Bank of Round Lake and named the resulting bank subsidiary NorStates Bank (the “Bank”). The purpose of this discussion is to provide a better understanding of the condensed consolidated financial statements of Northern States Financial Corporation and the operations of NorStates Bank and the Bank’s wholly owned subsidiary, Northern States Community Development Corporation (“NSCDC”). This discussion should be read in conjunction with the interim condensed consolidated unaudited financial statements and notes thereto included herein.

Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "plan," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. The Company cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to September 30, 2006 to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, the potential for further deterioration in the credit quality of the Company’s loan and lease portfolios, uncertainty regarding the Company’s ability to ultimately recover on the surety bonds relating to the remaining equipment lease pools and other loans currently on nonaccrual status, unanticipated changes in interest rates, general economic conditions, increasing regulatory compliance burdens or potential legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the Company’s loan or investment portfolios, deposit flows, competition, demand for loan products and financial services in the Company’s market area, and changes in accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements.

OVERVIEW

Total assets at September 30, 2006 declined from year-end levels. Assets totaled $712.0 million at September 30, 2006, a decrease of $10.5 million or 1.5 percent from total assets of $722.5 million at December 31, 2005. Securities available for sale decreased $12.6 million and loans and leases declined $19.5 million from year-end 2005. Deposits decreased $23.3 million compared to December 31, 2005, while securities sold under repurchase agreements increased $9.6 million. Short term investments in commercial paper-maturities less than 90 days increased $10.0 million and federal funds sold increased $15.4 million from year-end 2005.

Index

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Earnings for the three months ended September 30, 2006 were $721,000 or $.17 per share, as compared with $.03 per share, or $135,000 for the same quarter of 2005. The third quarter 2006 earnings improved compared to the same quarter of the preceding year as Company determined that the allowance for loan and lease losses at quarter-end 2006 was adequate and no provision for loan and lease losses was needed for the quarter. During the same quarter last year the Company recorded a provision of $1.7 million to the allowance for loan and lease losses. Based on management’s analysis of the allowance for loan and lease losses at September 30, 2006, management believes that the allowance of $7.5 million is adequate to cover probable incurred loan and lease losses. Earnings during the third quarter of 2006 were affected unfavorably by a decrease in net interest income of $711,000.

Noninterest income increased $143,000 during the three months ended September 30, 2006 compared with the same quarter of 2005. The increase to noninterest income was mainly attributable to a gain on the sale of other real estate owned. A motel that had been acquired by the Company through foreclosure in 2005 and had been carried at $1,050,000 was sold and the Company received proceeds of $1,135,000 and recognized a gain of $85,000 on the sale.

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

The allowance for loan and lease losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan and lease losses and decreased by net charge-offs. Management estimates the allowance balance required using past loan and lease loss experience, the nature and volume of the portfolio, information about specific borrower situations, estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans and leases, but the entire allowance is available for any loan or lease that, based on management’s judgment, should be charged-off.

Management analyzes the adequacy of the allowance for loan and lease losses at least quarterly. Loans and leases judged to be impaired, with probable incurred loss exposure, that are no longer accruing interest, and historical net loss percentages are reviewed in the analysis of the allowance for loan and lease losses. Factors considered in assessing the adequacy of the allowance include: changes in the type and volume of the loan and lease portfolio; review of the larger credits within the Bank; historical loss experience; current economic trends and conditions; review of the present value of expected cash flows or fair value of collateral on impaired loans and leases; portfolio growth; and other factors management deems appropriate. Based on management’s analysis, the allowance for loan and lease losses at September 30, 2006 is adequate to cover probable incurred credit losses.

One of the components used to measure the adequacy of the allowance for loan losses is historical loss experience. In developing its analysis, management considers that different loan classifications within the portfolio have different loss experience ratios. For example, loans secured by real estate generally experience lower loss experience than loans secured by other assets. At September 30, 2006, approximately 83% of the Bank’s loans are secured by real estate.

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

Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed for impairment annually and more often if warranted by circumstances. Any such impairment will be recognized in the period identified.

Other intangible assets consist of core deposit and acquired customer relationship intangible assets arising from whole bank and branch acquisitions, which is periodically evaluated for impairment. They are initially measured at fair value and then are amortized on the straight-line method over their estimated useful life of seven years.

FINANCIAL CONDITION

The Company’s federal funds sold at September 30, 2006 increased to $21.3 million from $6.0 million at December 31, 2005. The Company’s investment in short-term commercial paper also increased by $10.0 million. The Company’s federal funds sold and short-term commercial paper increased as a result of the Company’s need to increase its liquidity as its deposits decreased $23.3 million from year-end 2005.

Loans and leases totaled $381.0 million at September 30, 2006, decreasing $19.5 million from $400.5 million at December 31, 2005. Much of the reduction to loans and leases in the nine months ended September 30, 2006 is attributable to the Company’s efforts to reduce its nonperforming and impaired loans. The Company’s nonperforming lease pools were reduced by $5.2 million due to the settlement between the Company and ACE/Illinois Union that occurred in the second quarter of 2006 as previously disclosed. During the third quarter of 2006 the Company received a payoff on a $3.7 million loan that had been impaired and restructured. The Company’s loans also were further reduced in 2006 as $3.1 million in nonperforming loans were charged off to the allowance for loan and lease losses. Loans to the lodging industry at September 30, 2006 totaled $18.1 million, decreasing from $23.9 million at December 31, 2005. At September 30, 2006, loans to related parties totaled $1.9 million, $800,000 less than at December 31, 2005.

Loan commitments were $99.6 million at September 30, 2006 compared with $96.3 million at December 31, 2005. Loan commitments to related parties were $1.8 million at September 30, 2006.

Deposits decreased $23.3 million from year-end 2005. Commercial demand deposits decreased $7.1 million from year-end 2005, due in part to one of the Company’s large commercial customers liquidating their businesses and relocating out of the Company’s market. Retail time deposits decreased $6.1 million from year-end 2005, as there has been much local competition for these deposits.

Brokered certificates of deposits decreased $5.8 million from year-end and totaled $43.9 million at September 30, 2006. Brokered deposits are time deposits placed in the Bank by a broker from depositors outside the Bank’s geographic area. These deposits usually bear an interest rate of 10 to 15 basis points greater than the terms and conditions offered to local depositors and provides a source of liquidity to the Company. During the first nine months of 2006, the Company sought to lower its reliance on brokered deposits to decrease its interest expense.

Securities sold under repurchase agreements increased by $9.6 million to $82.7 million at September 30, 2006 from $73.1 million at December 31, 2005. Securities sold under repurchase agreements are financing arrangements that mature within one year. At September 30, 2006, $85.2 million of the Company’s securities were pledged for the repurchase agreements.

Index

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

As previously disclosed, included in other liabilities at September 30, 2006 is $393,000 related to estimated environmental clean-up expenses of a parcel of other real estate previously sold. The Company intends to seek reimbursement of these expenses from the State of Illinois, which has a fund for this type of cleanup. However, there can be no assurance that the Company will be successful in obtaining any such reimbursement.

CAPITAL

Total stockholders’ equity was $72.7 million at September 30, 2006, unchanged from year-end 2005. During the nine months ended September 30, 2006 there were increases to stockholder’s equity from net income of $2,176,000 and from a $1,354,000 adjustment for the unrealized gain on securities available for sale, net of deferred tax. Stockholders’ equity was decreased during the first nine months of 2006 as a result of the purchase of 12,000 shares of treasury stock for a total amount of $252,000 and by the payment of a cash dividend of $.30 per share that totaled $1,288,000. The book value of the Company’s stock at September 30, 2006 was $16.98 per share.

On a consolidated basis, the Company’s Tier 1 to total average assets ratio and total capital to assets ratio, on a risk adjusted basis, were 10.33% and 16.55%, respectively, as of September 30, 2006, and exceed the regulatory minimum for capital adequacy purposes. Management believes that the capital position of both the Company and the Bank are adequate for current projected needs.

At September 30, 2006, Tier 1 capital ratios of the Company include the effect of the issuance of $10.0 million in trust preferred securities on September 15, 2005. The trust preferred securities were funded by the issuance of $10.0 million of subordinated debentures. Federal Reserve guidelines limit the amount of trust preferred securities that can be included in Tier 1 capital to 25% of total Tier 1 capital. During 2005, the Company contributed $2.0 million of proceeds from the trust preferred issuance to the Bank as common equity.

LIQUIDITY

The Company’s liquidity is measured by the ability to raise funds through deposits, borrowed funds, capital or cash flow from the repayment or maturities of loans and securities and net profits.   Liquidity is primarily managed through the growth of deposits and by liquid assets such as cash and due from banks less any reserve requirements, securities available for sale less any pledged securities and federal funds sold.  Asset and liability management is the process of managing the balance sheet to achieve a mix of earning assets and liabilities in such a way that achieves an interest rate risk profile acceptable to management and assists in achieving a desired level of profitability.  An important part of the overall asset and liability management process is providing adequate liquidity. Liquid assets were $114.1 million at September 30, 2006 compared to $101.3 million at December 31, 2005.

Management reviews the liquidity ratio of the Bank monthly. The liquidity ratio is the net liquid assets divided by net deposits and short-term liabilities. At September 30, 2006, this ratio was 25.7% and was within management’s internal policy guidelines.

Liquidity management involves the Company’s ability to meet the cash flow requirements of customers. The Company needs to have sufficient cash flow to meet the requirements of depositors wanting to withdraw funds or to fund loans to borrowers. The statements of cash flows shows that for the nine months ended September 30, 2006 cash and cash equivalents increased $21.2 million to $51.0 million.

Index

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Federal funds sold, commercial paper-maturities less than 90 days, interest bearing deposits in banks and available for sale securities, particularly those of shorter maturities, are principal sources of liquidity. Federal funds sold at September 30, 2006 were $21.3 million, compared with $6.0 million at December 31, 2005. The Company classifies all of its securities as available for sale, which increases the Company's flexibility in that the Company can use its unpledged securities to meet liquidity requirements by increasing its repurchase agreement balances. Securities available for sale totaled $252.5 million at September 30, 2006 of which $183.3 million was pledged to secure public deposits and repurchase agreements. At December 31, 2005, the Company’s securities totaled $265.1 million of which $189.7 million was pledged.

Although the Company can sell unpledged securities for liquidity purposes prior to their maturity date, the Company, at the present, may have to recognize a loss on the sale to do so. At September 30, 2006, the Company has $177.5 million in securities issued by government-sponsored entities that will mature in 2007 and it is expected that liquidity will be made available in this way during 2007 without causing recognition of any loss.

During the first nine months of 2006, the Company had incoming cash flows from maturities and calls of securities available for sale of $82.1 million while it had cash outflows for purchases of securities of $67.3 million. These securities activities during the first nine months of 2006 provided liquidity of $14.8 million and the increases to repurchase agreements provided $9.6 million in liquidity. This liquidity was used to meet the decreases in deposits of $23.3 million.

Other sources of liquidity available to the Company are deposits and borrowings. The Company also uses brokered deposits as a source of liquidity. To help ensure the ability to meet its funding needs, including any unexpected strain on liquidity, the Company at September 30, 2006 had $25.0 million available through arrangements that allow the Company to purchase federal funds from an independent bank.

RESULTS OF OPERATIONS

NET INCOME

Consolidated net income for the quarter ended September 30, 2006 was $721,000, increasing $586,000 compared with net income of $135,000 for the same quarter of 2005. The annualized return on average assets was .40% for the quarter, increasing from .07% for the same quarter of the previous year. Third quarter 2006 earnings increased because the Company determined that the allowance for loan and lease losses at quarter-end was adequate and no provision for loan and lease losses was needed for the quarter. During the same quarter of 2005 the Company recorded a provision of $1.7 million to the allowance for loan and lease losses. For the nine months ended September 30, 2006, net income was $2,176,000 as compared with $1,747,000 for the first nine months of 2005. The annualized return on average assets for the first nine months of 2006 was .41%, increasing from .31% for the same period of 2005.

NET INTEREST INCOME

Net interest income, the difference between interest income on earning assets and interest expense on interest bearing liabilities, decreased $711,000 to $3.9 million during the three months ended September 30, 2006 compared with $4.6 million for the same quarter of 2005. The decline in the net interest income resulted as rates paid on deposits and borrowings have increased to a greater extent than yields earned on the Company’s loans and securities.

Index

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

General interest rates during the third quarter of 2006 were at a higher level than they were during the same quarter of 2005. The prime lending rate during the three months ended September 30, 2006 was 8.25%. The prime rate during the third quarter of 2005 began the quarter at 6.25% and after two 25 basis point increases ended the quarter at 6.75%.

During the three months ended September 30, 2006 average rates paid on interest bearing liabilities increased to a greater extent than the yields on interest earning assets when compared with the same quarter of 2005 as indicated in Table 1. The rates paid on interest bearing liabilities increased 107 basis points while the yields on earning assets increased only 55 basis points. This caused the net interest margin to decline to 1.77% for the quarter as compared with 2.29% for the same quarter of the previous year. The decline in the net interest margin was partially because a greater amount of rate sensitive liabilities repriced at the higher interest rates during the third quarter of 2006 than rate sensitive assets.

Also contributing to the decline in net interest margin was the $13.9 million decrease to average loans during the third quarter of 2006 as compared with the same quarter of 2005. Loans, generally, earn higher interest rates than other interest earning assets of the Company.

The average yield earned on the Company’s taxable securities during the three months ended September 30, 2006 was 3.39% as compared with 3.24% during the same period of 2005, an increase of only 15 basis points. As the securities mature, the Company has the opportunity to reprice the securities portfolio by buying new securities that are expected to earn higher yields. At September 30, 2006, the Company has $177.5 million in securities issued by government-sponsored entities having an average yield of 3.06% that will mature in 2007.

Interest expense on time deposits during the third quarter of 2006 was $455,000 greater than it was during the third quarter of 2005. Interest expense for other borrowings, which include the Federal Home Loan Bank term advance, securities sold under repurchase agreements, federal funds purchased and the subordinated debentures increased by $579,000 during the three months ended September 30, 2006 compared with the same period of 2005. Much of the increased interest expense on borrowings for the third quarter of 2006 was attributable to interest expense on the $10 million subordinated debentures.

The Company has taken steps to bolster its net interest margin by lowering some of its deposit rates. The Company lowered the rate paid on its savings and regular NOW deposit products by 25 basis points. Interest rates paid have been tiered so that rates on lower balanced savings accounts, money market and certificates of deposit are 20 or more basis points less than on higher balanced accounts. As lower balance certificates mature, they will renew at the slightly lower rates. The Company has also lowered the amount of brokered deposits by $5.8 million that are usually paid higher interest rates than regular time deposits.

Table 2 shows that during the nine months ended September 30, 2006 net interest income on a fully tax equivalent basis declined $3.1 million compared with the same period of 2005. The decrease in net interest income is primarily because interest rates paid on deposits and borrowings increased more quickly than rates earned on the Company’s loans and securities. Average yields on interest earning assets increased 51 basis points during the nine months ended September 30, 2006 as compared with the same nine months last year while average rates paid on interest bearing liabilities increased by 118 basis points, causing the net interest margin to compress. Also affecting net interest income during the nine months ended September 30, 2006 was the decline in interest earning assets of $35.8 million compared with the same period last year.

Index

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

TABLE 1

NORTHERN STATES FINANCIAL CORPORATION
ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES
For the Three Months Ended September 30, 2006 and 2005 - Rates are Annualized
($ 000s)

		2006			2005
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets
Loans (1)(2)(3)	$390,944	$6,864	7.02%	$404,830	$6,405	6.33%
Taxable securities (4)	243,661	2,105	3.39%	254,725	2,097	3.24%
Tax advantaged securities (2) (4)	6,226	84	5.37%	8,594	106	4.93%
Commercial paper - maturities less than 90 days	8,454	115	5.44%	0	0	0.00%
Federal funds sold	22,097	301	5.45%	26,842	224	3.34%
Interest earning assets	671,382	9,469	5.60%	694,991	8,832	5.05%
Noninterest earning assets	44,649			49,760
Average assets	$716,031			$744,751

Liabilities and stockholders' equity
Equity
NOW deposits	$51,857	$120	0.93%	$54,931	$141	1.03%
Money market deposits	73,976	765	4.14%	63,046	351	2.23%
Savings deposits	74,397	174	0.94%	83,590	244	1.17%
Time deposits	283,791	3,272	4.61%	327,720	2,817	3.44%
Other borrowings	94,908	1,206	5.08%	77,216	627	3.25%
Interest bearing liabilities	578,929	5,537	3.83%	606,503	4,180	2.76%
Demand deposits	57,669			60,742
Other noninterest bearing liabilities	7,998			6,226
Stockholders' equity	71,435			71,280
Average liabilities and Stockholders' equity	$716,031			$744,751

Net interest income		$3,932			$4,652

Net interest margin			1.77%			2.29%

Net yield on interest earning assets (4)			2.33%			2.66%

Interest-bearing liabilities to earning assets ratio			86.23%			87.27%

(1)	Interest income on loans includes loan origination and other fees of $62 and $116 for the three months ended September 30, 2006 and 2005.
(2)	Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34% tax rate.
(3)	Non-accrual loans are included in average loans.
(4)
Rate information was calculated on the average amortized cost for securities. The three months ended September 30, 2006 and 2005 average balance information includes an average unrealized gain (loss) for taxable securities of ($4,871) and ($4,563) and for tax-advantaged securities of ($29) and $2.

Index

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

TABLE 2

NORTHERN STATES FINANCIAL CORPORATION
ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES
For the Nine Months Ended September 30, 2006 and 2005 - Rates are Annualized
($ 000s)

		2006			2005
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets
Loans (1)(2)(3)	$ 92,800	$ 20,314	6.90%	$ 418,502	$ 19,312	6.15%
Taxable securities (4)	248,411	6,302	3.31%	242,747	5,908	3.19%
Tax advantaged securities (2) (4)	6,326	258	5.42%	9,346	348	4.97%
Commercial paper - maturities less than 90 days	2,818	115	5.44%	0	0	0.00%
Federal funds sold	11,883	462	5.18%	27,396	618	3.01%
Interest earning assets	662,238	27,451	5.48%	697,991	26,186	4.97%
Noninterest earning assets	44,871			49,058
Average assets	$707,109			$747,049

Liabilities and stockholders' equity
equity
NOW deposits	$53,263	$393	0.98%	$58,515	$383	0.87%
Money market deposits	73,142	2,079	3.79%	62,422	869	1.86%
Savings deposits	76,535	589	1.03%	83,852	653	1.04%
Time deposits	283,369	9,086	4.28%	331,762	7,316	2.94%
Other borrowings	83,378	2,920	4.67%	70,024	1,467	2.79%
Interest bearing liabilities	569,687	15,067	3.53%	606,575	10,688	2.35%
Demand deposits	58,501			61,634
Other noninterest bearing liabilities	7,708			6,566
Stockholders' equity	71,213			72,274
Average liabilities and stockholders' equity	$707,109			$747,049

Net interest income		$12,384			$15,498

Net interest margin			1.95%			2.62%

Net yield on interest earning assets (4)			2.47%			2.94%

Interest-bearing liabilities to earning assets ratio			86.02%			86.90%

(1)	Interest income on loans includes loan origination and other fees of $296 and $366 for the nine months ended September 30, 2006 and 2005.
(2)	Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34% tax rate.
(3)	Non-accrual loans are included in average loans.
(4)
Rate information was calculated on the average amortized cost for securities. The nine months ended September 30, 2006 and 2005 average balance information includes an average unrealized gain (loss) for taxable securities of ($5,237) and ($4,133) and for tax-advantaged securities of ($25) and $8.

Index

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

ASSET QUALITY AND THE PROVISION FOR LOAN AND LEASE LOSSES

Management, after carefully reviewing the adequacy of the allowance for loan and lease losses and the levels of nonperforming and impaired loans and leases, with the concurrence of the Board of Directors, found that no provision for loan and lease losses was necessary for the quarter ended September 30, 2006. During the same period of 2005, it was determined that a provision for loan and lease losses of $1.7 million was required, as previously disclosed. For the nine months ended September 30, 2006, no provision for loan and lease losses was made as compared with $2.42 million during the first nine months of 2005.

At September 30, 2006, the allowance for loan and lease losses was $7.5 million, decreasing $3.1 million from year-end 2005. During the first nine months of 2006, $3,141,000 in loans were charged off against the allowance compared with $677,000 during the same period last year. During the third quarter of 2006, the Company charged off $970,000 in loans on 2 motels that were in the process of foreclosure at quarter end. There was $36,000 in recoveries of loans previously charged off during the nine months ended September 30, 2006 compared with $66,000 in recoveries during the same period in 2005.

Nonperforming loans and leases, which includes loans and leases on nonaccrual status in addition to loans and leases 90 days or more past due and still accruing interest, decreased $8.1 million to $13.8 million at September 30, 2006 from $21.9 million at December 31, 2005, a reduction of 37.2%. Nonperforming loans as a percentage of total loans and leases were 3.61% at September 30, 2006 as compared with 5.47% at December 31, 2005.

The Company previously disclosed its involvement in certain lease pools purchased in 2000 and 2001 from Commercial Money Center (“CMC”). Also previously disclosed, the Company and NorStates Bank entered into a Settlement Agreement, Mutual Release and Policy Rescission with Illinois Union dated as of February 1, 2006 upon approval of the court of the agreement on May 17, 2006. As a result of the settlement, the balance of the Company’s nonaccrual loans and leases was reduced by $5.2 million during the quarter ended June 30, 2006. At September 30, 2006, there are $4.1 million in remaining lease pools secured by both the leased equipment and surety bonds issued by RLI Insurance Company. These remaining lease pools are carried on nonaccrual status at September 30, 2006. The Company is continuing its efforts to collect on these leases from RLI Insurance Company through litigation. No assurance can be given as to the exact amounts that will ultimately be collected, if any, by the Company.

Included in nonperforming loans at September 30, 2006, is a $4.3 million nonaccrual loan that is for a 90-unit condominium construction project. The Company participated in this 90-unit condominium project with other financial institutions and only has a portion of the total loan. The construction project experienced substantial cost overruns and the principal borrowers declared bankruptcy. The construction project has been completed and all of the units have been sold, with the bankruptcy trustee holding the sale proceeds in escrow. There are disputed mechanic liens from the construction phase of the project, the majority of which are insured by a title company. Once the mechanic liens are resolved, the bankruptcy trustee is expected to release the sales proceeds from escrow and management expects to collect all of the $4.3 million loan balance. It is estimated that the mechanic liens issue will not be resolved until 2007.

During the third quarter of 2006, the Company charged off $970,000 of nonaccrual loans secured by 2 motels leaving remaining loan balances of $2.6 million. In early October 2006, the Company foreclosed on the motels and transferred these motels into other real estate owned during the fourth quarter of 2006. The Company is operating the motels through a wholly-owned limited liability corporation until the motels are sold.

Index

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Also on nonaccrual status were $1.4 million in loans to a building contractor who has experienced financial deterioration and cash flow problems. The loans to the building contractor are secured by real estate and accounts receivable.

During the second quarter of 2006, the Company charged off $2.0 million of a nonaccrual loan on an entertainment center. At September 30, 2006 the balance on this loan is $736,000. The remaining balance of this loan is secured by stock and real estate held by the bankruptcy court’s liquidation trust.

Impaired loans and leases at September 30, 2006 totaled $20.0 million, decreasing $12.1 million or 37.5% from $32.1 million at December 31, 2005. The Company considers a loan or lease impaired if full principal and interest will not be collected under the contractual terms of the note. Impaired loans and leases are carried at the present value of expected cash flows discounted at the loan's effective interest rate or at the fair value of the collateral, if the loan or lease is collateral dependent. The amount of the allowance for loan and lease losses specifically allocated for impaired loans and leases was $4.6 million at September 30, 2006 compared with $7.6 million at December 31, 2005.

Included as impaired loans at September 30, 2006 were $6.7 million of restructured loans where the terms and conditions of the loans have been adjusted due to deterioration in the financial condition of the borrowers. Payments have been received on the restructured loans based on the agreed modified terms of the loans and these restructured loans, although classified as impaired, are not included as nonperforming loans. During the third quarter the Company received payment in full on one restructured loan in the amount of $3.7 million accounting for most of the reduction to restructured loans that had totaled $10.5 million at December 31, 2005.

Another component of nonperforming assets is other real estate owned, which consists of assets acquired through loan foreclosure and repossession. At September 30, 2006, other real estate owned totaled $3.1 million, decreasing $1.3 million from December 31, 2005 as properties were sold during the nine months ended September 30, 2006. During the nine months ended September 30, 2006, two properties securing loans were transferred to other real estate owned totaling $105,000 and were sold. Also sold during the nine months ended September 30, 2006 were two properties that at year-end 2005 were carried at $1,050,000 and $325,000. The Company recognized net gains of $62,000 on these sales of other real estate owned. The fair value of other real estate owned is reviewed by management at least quarterly to help ensure the reasonableness of its carrying value, which is the lower of cost or the fair value less estimated selling costs.

Other real estate owned includes a property acquired in 1987 through the receipt of deed in lieu of foreclosure. This property is a former commercial/industrial site located overlooking Lake Michigan in Waukegan, Illinois, with a carrying value of $1,783,000 at September 30, 2006. Environmental remediation costs may be incurred in disposing of this property, and the amount of any such costs may depend on the future use of the property, such as commercial, residential, or recreational purposes. There is no requirement to undertake any remediation activities at this time. Further, there is no pending or threatened litigation regarding the property’s environmental issues, nor are there any threatened or pending governmental orders, assessments or actions regarding the same. The property is currently undergoing a brownfield assessment funded by a government grant. The grant money is to be used for the brownfield assessment but not for any remediation that may be needed. The objective of the brownfield assessment is to obtain the environmental data needed to determine the appropriate remedial actions, if any, for the property to achieve a “No Further Remediation Letter” from the Illinois EPA Site Remediation Program. The planned use of the property is mixed residential development consistent with the City of Waukegan’s Lakefront Downtown Master Plan. The results of the brownfield assessment are expected later in 2006. Until the results of the assessment are known, it is not practical to estimate any remediation costs. Thus, no liability has been recorded for any potential environmental remediation costs.

Index

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NONINTEREST INCOME

Noninterest income for the three months ended September 30, 2006 was $1.3 million compared to $1.2 million for the three months ended September 30, 2005, an increase of $143,000. The Company recognized gains on the sale of other real estate owned in the amount of $85,000 during the third quarter of 2006 that accounts for the majority of the increase.

For the nine months ended September 30, 2006, noninterest income was $3.7 million, an increase of $537,000 from the same time period last year. The Company did not sell any of its securities portfolio in 2006 but it recognized a $169,000 loss on the sale of securities available for sale during the first quarter of 2005 that lowered 2005’s noninterest income. Other operating income growth for year to date 2006 was due in part to the one time receipt of life insurance proceeds of $75,000 and net gains from the sales of other real estate owned of $62,000.

NONINTEREST EXPENSE

Noninterest expense for the quarter ended September 30, 2006 was $4,190,000, increasing $125,000 from the same quarter last year. The majority of the increase is from data processing expense that increased $70,000 in the third quarter of 2006 as compared to the same quarter of 2005. The cost of technology needed to update and provide products that customers need and to meet competitive pressures has increased data processing expense.

The Company’s efficiency ratio, noninterest expense divided by the sum of net interest income and noninterest income, was 80.7% for the third quarter of 2006 as compared with 70.6% for the same quarter of 2005. The higher ratio for the third quarter of 2006 reflects the decreased net interest income as rates paid on deposits and borrowings have increased at a greater pace than interest earned on the Company’s loans and securities.

For the nine months ended September 30, 2006, noninterest expense was $13.0 million, decreasing $776,000 from $13.8 million for the same period last year. Noninterest expense declined during the first nine months of 2006 primarily due to the $1,067,000 one time write-down of other real estate owned during the first nine months of 2005. If the one time write-down of other real estate owned is not considered, noninterest expenses increased only $291,000, or 2.3%, during the first nine months of 2006 compared with the same period of 2005.

Data processing expense during the nine months ended September 30, 2006 increased $143,000 and occupancy and equipment expense increased $132,000 as compared with the same time period of 2005. Occupancy and equipment expense increased $143,000 due to maintenance and some capitalized improvements to the Company’s buildings that increased depreciation expense. It is anticipated that occupancy expense will continue to increase compared to previous periods as the Bank does some remodeling to update its branch offices.

Index

NORTHERN STATES FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FEDERAL AND STATE INCOME TAXES

For the three months ended September 30, 2006, the Company’s income tax expense was $279,000 compared with a tax benefit of $142,000 for the same three months last year. As a percentage of pre-tax income, tax expense was 27.9% for the three months ended September 30, 2006. The tax benefit during the third quarter of 2005 resulted from the $1.7 million provision for loan and lease losses during the quarter and from interest income during the quarter earned on U.S. Treasury and U.S. government entity securities that is not subject to state income tax. For the nine months ended September 30, 2006 income tax expense as a percentage of pre-tax income was 25.6% and 22.8% for the same period of 2005.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The Company has contractual obligations that may not appear on the balance sheet. Table 3 presents the Company’s significant fixed and determinable contractual obligations as of September 30, 2006, by payment date. The payment amounts in Table 3 represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts or similar carrying amount adjustments.

TABLE 3

NORTHERN STATE FINANCIAL CORPORATION
CONTRACTUAL OBLIGATIONS
As of September 30, 2006
($ 000s)

	One year or less	Greater than 1 yr. and less Than or equal To 3 yrs.	Greater than 3 yrs. and less than or equal to 5 yrs.	Greater than 5 yrs.	Total
Contractual obligations
Long-term debt
Federal Home Loan Bank advance	$0	$6,500	$0	$0	$6,500
Subordinated debentures	0	0	0	10,000	10,000
Time deposits	199,423	70,481	10,406	0	280,310
Other contractual obligations
Standby letters of credit	5,984	0	0	0	5,984
Community Reinvestment Act
Investment commitment	342	300	0	0	642

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

One approach used by management to analyze interest rate risk is to periodically evaluate the effect of interest rate “shocks”, an instantaneous decrease and increase in rates of 1% and 2%, on net interest income. The Company uses computer simulation for the interest rate shocks that shows the effect of the shocked rate changes on base 12 month projected net interest income. This approach falls under the broad definition of asset/liability management. The Company's primary asset/liability management technique is the interest rate shock.

Several ways the Company can manage interest rate risk include: selling existing assets or repaying certain liabilities and matching repricing periods for new assets and liabilities, for example, by shortening terms of new loans or securities. Financial institutions are also subject to prepayment risk in a falling rate environment. For example, a debtor may prepay financial assets so that the debtor may refinance obligations at new, lower rates. Prepayments of assets carrying higher rates reduce the Company’s interest income and overall asset yields. A large portion of an institution’s liabilities may be short term or due on demand, while most of its assets may be invested in longer-term loans or securities. Accordingly, the Company seeks to have sources of cash to meet short-term demands that may be obtained by increasing deposits, borrowing, or selling assets.

Financial institutions are also subject to interest rate risk in a rising rate environment. Call features on securities may not be exercised and the lower yielding securities may remain in the Company’s securities portfolio until maturity.

Table 4 shows how interest rate shocks of decreasing rates 1% and 2% and increasing rates 1% and 2% affect projected 12 month projected net interest income at September 30, 2006 and December 31, 2005. The computer simulation model used to do the interest rate shocks and calculate the effect on projected net interest income takes into consideration maturity and repricing schedules of the various assets and liabilities as well as call provisions on the Company’s securities. Increasing interest rates were projected in the model for calculation of the base forecasted net interest income as of September 30, 2006, with prime rate estimated as remaining at 8.25% during the fourth quarter of 2006 and first quarter 2007 and then dropping to 8.00% for the balance of 2007. Current policy set by the Board of Directors limits exposure to projected net interest income from interest rate shocks of plus or minus 2% to plus or minus 10% of the base projected forecasted 12 month net interest income.

Index

NORTHERN STATES FINANCIAL CORPORATION

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2006 the projected net interest income increases $175,000 when rates are shocked downward 2% while projected net interest income decreases $939,000 for a 2% upward rate shock. Projected net interest income increases when rates are shocked downward 2% as there are more rate sensitive liabilities repricing than rate sensitive assets during the next twelve months. The percentage changes from the base forecasted 12 month net interest income are within policy guidelines.

TABLE 4
NORTHERN STATES FINANCIAL CORPORATION
EFFECT OF INTEREST SHOCKS ON NET INTEREST INCOME
as of September 30, 2006 and December 31, 2005
($000s)

		Immediate Change in Rates
	-2.00%	-1.00%	+1.00%	+2.00%

September 30, 2006:
Dollar Change from Base Forecast	$175	$118	($317)	($939)
Percent Change from Base Forecast	.97%	.65%	-1.76%	-5.20%

December 31, 2005:
Dollar Change from Base Forecast	$758	$396	($489)	($1,062)
Percent Change from Base Forecast	3.64%	1.90%	-2.35%	-5.09%

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

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In September 2005, the Company filed Motions for Judgement on the Pleadings in its Commercial Money Center litigation against the sureties. At that time, the court granted the Motion for Judgement on the Pleadings against ACE/Illinois Union; however, the Bank’s motion against the RLI sureties was denied. On October 31, 2005, the court directed all parties involved in the Commercial Money Center litigation to engage in mediation. As a result of the mediation, the Company, Bank of Waukegan and NorStates Bank entered into a Settlement Agreement, Mutual Release and Policy Rescission with Illinois Union dated as of February 1, 2006 upon approval of the court of the agreement on May 17, 2006. As a result of the settlement, the balance of the Company’s nonaccrual loans and leases was reduced by $5.2 million during the quarter ended June 30, 2006. The Company and RLI were unable to reach settlement through mediation. The Company is carrying nonperforming lease pools purchased from Commercial Money Center of $4.1 million at September 30, 2006 that are insured by RLI Insurance Company. The Company is continuing its efforts to collect on these leases from RLI Insurance Company through litigation. No assurance can be given as to the exact amounts that will ultimately be collected, if any, by the Company.

Index

NORTHERN STATES FINANCIAL CORPORATION

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors relating to the Company from those risk factors previously disclosed in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2005, in response to Item 1A. to Part I of Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

There were no purchases made by, or on behalf of, the Company of shares of the Company’s common stock during the quarterly period ended September 30, 2006.

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

Exhibit 31.1 Section 302 Certification of Chairman of the Board and President.

Exhibit 31.2 Section 302 Certification of Vice President and Treasurer.

Exhibit 32.1 Section 906 Certification.

Index

NORTHERN STATES FINANCIAL CORPORATION
FORM 10-Q
September 30, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized, on this 7th day of November 2006.

NORTHERN STATES FINANCIAL CORPORATION
                                        (Registrant)

Date: November 7, 2006	By:	/s/ Fred Abdula
Fred Abdula
Chairman of the Board of Directors and President

Date: November 7, 2006	By:	/s/ Thomas M. Nemeth
Thomas M. Nemeth
Vice President and Treasurer

Index

NORTHERN STATES FINANCIAL CORPORATION
FORM 10-Q
September 30, 2006

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