Form 10-Q
period 2007-03-31
NORTHERN STATES FINANCIAL CORP /DE/
filed 2007-05-10
CIK 744485

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR
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

4,203,105 shares of common stock were outstanding
as of April 30, 2007

NORTHERN STATES FINANCIAL CORPORATION AND SUBSIDIARY
FORM 10-Q
For the Quarter Ended March 31, 2007
INDEX

                                                                 Page Number

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Northern States Financial Corporation
Waukegan, Illinois

We have reviewed the accompanying interim condensed consolidated balance sheet of NORTHERN STATES FINANCIAL CORPORATION as of March 31, 2007, the condensed consolidated statements of income for the three month periods ended March 31, 2007 and 2006 and the condensed statements of cash flows and stockholders equity for the three month periods ended March 31, 2007 and 2006. These interim financial statements are the responsibility of the company's management.

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

/s/ Plante & Moran, PLLC Chicago, Illinois April 25, 2007

Index

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2007 and December 31, 2006
(In thousands of dollars) (Unaudited)

	March 31, 2007	December 31, 2006
Assets
Cash and due from banks	$14,232	$19,023
Interest bearing deposits in financial institutions - maturities less than 90 days	136	885
Federal funds sold	14,551	10,078
Total cash and cash equivalents	28,919	29,986
Securities available for sale	258,539	279,056
Loans and leases	371,399	373,715
Less: Allowance for loan and lease losses	(3,763)	(7,162)
Loans and leases, net	367,636	366,553
Federal Home Loan Bank stock	1,445	1,445
Office buildings and equipment, net	9,401	9,394
Other real estate owned	2,857	2,983
Goodwill	9,522	9,522
Core deposit intangible asset	1,738	1,854
Accrued interest receivable and other assets	8,246	9,216
Total assets	$688,303	$710,009
Liabilities and Stockholders' Equity
Liabilities
Deposits
Demand - noninterest bearing	$55,705	$58,530
Interest bearing	451,920	464,066
Total deposits	507,625	522,596
Securities sold under repurchase agreements	81,112	86,775
Federal Home Loan Bank advances	6,500	11,500
Subordinated debentures	10,000	10,000
Advances from borrowers for taxes and insurance	1,155	794
Accrued interest payable and other liabilities	8,783	6,881
Total liabilities	615,175	638,546
Stockholders' Equity
Common stock	1,789	1,789
Additional paid-in capital	11,584	11,584
Retained earnings	67,132	65,603
Treasury stock, at cost	(6,611)	(5,961)
Accumulated other comprehensive loss	(766)	(1,552)
Total stockholders' equity	73,128	71,463
Total liabilities and stockholders' equity	$688,303	$710,009

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three months ended March 31, 2007 and 2006
(In thousands of dollars, except per share data) (Unaudited)

	Three months ended
	March 31, 2007	March 31, 2006
Interest income
Loans (including fee income)	$6,583	$6,474
Securities
Taxable	2,622	2,136
Exempt from federal income tax	71	58
Federal funds sold and other	90	83
Total interest income	9,366	8,751
Interest expense
Time deposits	3,118	2,832
Other deposits	991	978
Repurchase agreements and federal funds purchased	994	703
Federal Home Loan Bank advances	113	63
Subordinated debentures	166	155
Total interest expense	5,382	4,731
Net interest income	3,984	4,020
Provision for loan and lease losses	(1,425)	0
Net interest income after provision for loan and lease losses	5,409	4,020
Noninterest income
Service fees on deposits	656	585
Trust income	211	216
Other operating income	299	289
Total noninterest income	1,166	1,090
Noninterest expense
Salaries and employee benefits	2,301	2,256
Occupancy and equipment, net	598	616
Data processing	379	379
Legal	139	102
Audit and other professional	297	327
Amortization of core deposit intangible asset	116	116
Printing and supplies	95	140
Other operating expenses	395	499
Total noninterest expense	4,320	4,435
Income before income taxes	2,255	675
Income tax expense	726	132
Net income	$1,529	$543
Earnings per share	$0.36	$0.13
Comprehensive income (loss)	$2,315	$726

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2007 and 2006
(In thousands of dollars) (Unaudited)

	Three months ended
	March 31, 2007	March 31, 2006
Cash flows from operating activities
Net income	$1,529	$543
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	145	144
Amortization of other intangible assets	116	116
Reversal of provision for loan and lease losses	(1,425)	0
Loss on sale of other real estate owned	8	0
Net change in accrued interest receivable and other assets	465	(648)
Net change in accrued interest payable and other liabilities	(98)	1,149
Net cash from operating activities	740	1,304
Cash flows from investing activities
Proceeds from maturities and calls of securities available for sale	53,753	42,033
Purchases of securities available for sale	(29,954)	(28,344)
Change in loans made to customers	351	2,934
Property and equipment expenditures	(152)	(225)
Proceeds from sales of other real estate owned	118	0
Net cash from investing activities	24,116	16,398
Cash flows from financing activities
Net increase (decrease) in:
Deposits	(14,971)	(9,837)
Securities sold under repurchase agreements and federal funds purchased	(5,663)	(6,683)
Advances from borrowers for taxes and insurance	361	392
Federal Home Loan Bank advances	10,000	0
Repayment of Federal Home Loan Bank advances	(15,000)	0
Purchases of treasury stock	(650)	0
Net cash from financing activities	(25,923)	(16,128)
Net change in cash and cash equivalents	(1,067)	1,574
Cash and cash equivalents at beginning of period	29,986	29,668
Cash and cash equivalents at end of period	$28,919	$31,242

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
Three months ended March 31, 2007 and 2006
(In thousands of dollars, except for per share data) (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock, at Cost	Total Stockholders' Equity
Balance, December 31, 2005	$1,789	$11,584	$65,526	($3,487)	($4,660)	$70,752
Correction of errors from previous years, January 1, 2006			(245)			(245)
Balance, January 1, 2006, restated	1,789	11,584	65,281	(3,487)	(4,660)	70,507
Net income			543			543
Unrealized gain on securities available for sale, net of deferred tax				183		183
Balance, March 31, 2006	$1,789	$11,584	$65,824	($3,304)	($4,660)	$71,233
Balance, December 31, 2006	$1,789	$11,584	$65,603	($1,552)	($5,961)	$71,463
Net income			1,529			1,529
Purchase of 30,000 shares of common stock as treasury stock					(650)
Unrealized gain on securities available for sale, net of deferred tax				786		786
Balance, March 31, 2007	$1,789	$11,584	$67,132	($766)	($6,611)	$73,128

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

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

    The interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes (or "notes thereto") of the Company for the years ended December 31, 2006 and 2005. The results of operations for the three month period ended March 31, 2007, are not necessarily indicative of the results to be expected for the full year.

Net income was utilized to calculate earnings per share for all periods presented. The Company had no common stock equivalents during the first three months of 2007 and the entire year of 2006. The average outstanding common shares used for earnings per share follows:

	Three months ended
	March 31, 2007	March 31, 2006
Average outstanding common shares	4,211,105	4,295,105

On April 17, 2002, the Company announced that its Board of Directors had approved a stock repurchase program that allows the Company to purchase up to 200,000 shares of Northern States Financial Corporation stock either in open market or private transactions. On February 19, 2003, the Company announced that its Board of Directors had approved an additional repurchase program to purchase 200,000 additional shares of its stock. During the three months ended March 31, 2007, 30,000 shares of stock were repurchased for a total of $650,000. At March 31, 2007, the Company had a total of 269,150 shares of treasury stock that it purchased under these programs. Treasury stock is carried at cost. The Company may purchase 130,850 shares under the remaining stock repurchase program.

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

Information related to common stock was as follows:

	March 31, 2007	December 31, 2006
Par value per share	$0.40	$0.40
Authorized shares	6,500,000	6,500,000
Issued shares	4,472,255	4,472,255
Treasury shares	269,150	239,150
Outstanding shares	4,203,105	4,233,105

Note 2 - Subordinated Debentures

During September 2005, the Company issued $10 million of trust preferred securities through Northern States Statutory Trust I, a wholly-owned grantor trust. The Company issued $10 million of subordinated debentures to Northern States Statutory Trust I, which in turn issued $10 million of trust preferred securities. The subordinated debentures mature in September 2035. From December 2005 until September 15, 2010, the subordinated debentures bear interest at a rate equal to the sum of the product of 50% times the 3-month LIBOR plus 1.80%, plus the product of 50% times 6.186%, and thereafter at a rate equal to the 3-month LIBOR plus 1.80%. The rate on the subordinated debentures was 6.67044% at March 31, 2007 and is the effective rate from March 15, 2007 through June 14, 2007. For the three months ended March 31, 2007, interest expense on the subordinated debentures was $166,000. For the three months ended March 31, 2006, interest expense on the subordinated debentures was $155,000.

The Company has guaranteed the payment of distributions and payments upon liquidation or redemption of the trust preferred securities, in each case to the extent of funds held by the Trust. The Company and the Trust believe that, taken together, the obligations of the Company under the guarantee, the subordinated debentures, and other related agreements provide, in the aggregate, a full, irrevocable and unconditional guarantee, on a subordinated basis, of all of the obligations of the Trust under the trust preferred securities. Subject to certain limitations, the Company has the right to defer the payment of interest on the subordinated debentures at any time, or from time to time, for a period not to exceed 20 consecutive quarters. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the subordinated debentures at maturity or their earlier redemption. The subordinated debentures are callable at par beginning in 2010, and earlier at the discretion of the Company if certain conditions are met, and, in any event, only after the Company has obtained Federal Reserve approval, if then required under applicable guidelines or regulations.

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

Note 3 - New Accounting Pronouncements

    In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” which permits an entity to measure certain financial assets and financial liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. When a company elects to apply the fair value option to existing specific items, the company reports the difference between the items’ carrying value and their fair value as a cumulative-effect adjustment to the opening balance of retained earnings. When a company elects to apply the fair value option to new items, the company reports the change in the items value through current period income. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, which for the Company is January 1, 2008. An entity may elect to early adopt SFAS No. 159 if, among a number of conditions, it has not issued financial statements for any interim period within the fiscal year SFAS No. 159 is first adopted. The Company has not elected to apply the fair value option to existing specific items and as such expects no impact on the financial statements from the adoption of SFAS No. 159.

Index
NORTHERN STATES FINANCIAL CORPORATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion focuses on the consolidated financial condition of Northern States Financial Corporation (the “Company”) at March 31, 2007 and the consolidated results of operations for the three month period ended March 31, 2007, compared with the same period of 2006. The purpose of this discussion is to provide a better understanding of the condensed consolidated financial statements of Northern States Financial Corporation and the operations of its wholly owned subsidiary, NorStates Bank (the “Bank”) and the Bank’s wholly owned subsidiaries, Northern States Community Development Corporation (“NSCDC”) and Waukegan Hotels, LLC (“WHLLC”). This discussion should be read in conjunction with the interim condensed consolidated unaudited financial statements and notes thereto included herein.

    Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "plan," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. The Company cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to March 31, 2007 to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, the potential for further deterioration in the credit quality of the Company’s loan and lease portfolios, uncertainty regarding the Company’s ability to ultimately recover on the surety bonds relating to the remaining equipment lease pools and other loans currently on nonaccrual status, unanticipated changes in interest rates, general economic conditions, increasing regulatory compliance burdens or potential legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the Company’s loan or investment portfolios, deposit flows, competition, demand for loan products and financial services in the Company’s market area, and changes in accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements.

OVERVIEW

Total assets at March 31, 2007 declined from year-end levels. Assets totaled $688.3 million at March 31, 2007, a decrease of $21.7 million or 3.1 percent from total assets of $710.0 million at December 31, 2006. The decline was primarily attributable to the reduction of $20.5 million through maturities to the Company’s securities portfolio. Loans and leases also declined $2.3 million from year-end 2006. Deposits decreased $15.0 million compared to December 31, 2006 as commercial depositors used funds for business purposes or transferred funds to alternative investments outside of the Bank. Securities sold under repurchase agreements declined $5.7 million and Federal Home Loan term advances decreased $5.0 million from December 31, 2006. The Company reduced its repurchase agreements and term advance borrowings as higher rates are usually paid on these liabilities than on deposits.

Earnings for the first quarter of 2007 were $1,529,000, or $.36 per share, compared with $543,000, or $.13 per share, for the like quarter of 2006, an increase of 182 percent. During the first quarter of 2007, the Company reduced its allowance for loan and lease loss and the corresponding provision

Index
NORTHERN STATES FINANCIAL CORPORATION

for loan and lease loss expense by $1.4 million, causing an increase to net income of $872,000, or $.21 per share. The Company reduced its allowance as nonperforming assets decreased 23 percent, additional collateral was received on an impaired loan and management’s analysis of the allowance at March 31, 2007 showed an allowance of $3.8 million was adequate to cover probable incurred loan and lease losses.

Included in the $1.4 million reduction to the allowance for loan and lease losses during the quarter ended March 31, 2007 was $275,000 that had been specifically allocated to a problem loan of $1.4 million at December 31, 2006, as this loan was paid in full. On another impaired loan, payments significantly lowered the loan balance, causing the Company to reduce the specific allowance allocated to this loan by $277,000. The Company was also able to eliminate the allowance of $500,000 that had been specifically allocated at year-end to another impaired loan when the Company received additional collateral. The remaining reduction to the allowance was attributable to general improvement to the credit quality of the loan portfolio during the three months ended March 31, 2007.

Earnings during the first quarter of 2007 were impacted favorably by an increase of $71,000 in service fees on deposits, and by a reduction to noninterest expense of $115,000 as compared with the same quarter of 2006. Most of the decrease to noninterest expense is attributed to a decline in expenses relating to the selling and maintenance of foreclosed properties as the value of these properties, totaling $2.9 million at March 31, 2007, were reduced to their lowest quarter-end level in over three years.

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

Management analyzes the adequacy of the allowance for loan and lease losses at least quarterly. Loans and leases judged to be impaired, with probable incurred loss exposure, that are no longer accruing interest, and historical net loss percentages are reviewed in the analysis of the allowance for loan and lease losses. Factors considered in assessing the adequacy of the allowance include: changes in the type and volume of the loan and lease portfolio; review of the larger credits within the Bank; historical loss experience; current economic trends and conditions; review of the present value of expected cash flows or fair value of collateral on impaired loans and leases; portfolio growth; and other factors management deems appropriate. Based on management’s analysis, the allowance for loan and lease losses at March 31, 2007 is adequate to cover probable incurred credit losses.

One of the components of the allowance for loan losses is historical loss experience. Different loan classifications within the portfolio have different loss experience ratios. For example, loans secured by real estate generally have a better loss experience than loans secured by other assets. Changes in the classification between periods can impact the allocation for historical losses. At March 31, 2007 approximately 86 percent of the Bank’s loans were secured by real estate.

Index
NORTHERN STATES FINANCIAL CORPORATION

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

FINANCIAL CONDITION

The Company’s federal funds sold at March 31, 2007 increased $4.5 million to $14.6 million compared with $10.1 million at December 31, 2006. The Company’s federal funds sold position increased as the Company’s securities available for sale declined $20.5 million to $258.5 million from $279.0 million at year-end 2006. Federal funds are an overnight investment that the Company uses for liquidity for purposes such as funding loan growth, purchasing securities or covering cash outflows for deposit withdrawals.

Loans and leases are the largest earning asset of the Company and totaled $371.4 million at March 31, 2007, decreasing $2.3 million from $373.7 million at December 31, 2006. The decrease in loans and leases is partially the result of having charged off $2.0 million of nonperforming loans and leases during the first quarter of 2007. Approximately 86 percent of the Bank’s loan portfolio at March 31, 2007 was secured by real estate and a majority of the Company’s loans had fixed rates where a year ago the majority of loans had variable rates or rates that change periodically based on an index. This shift to fixed rate loans has occurred due to market competition and borrowers’ requests for fixed rate loans as protection against possible increases to general interest rates. Loan commitments have increased $26.7 million to $132.2 million at March 31, 2007 compared with $105.5 million at December 31, 2006 as loans are being approved but borrowers have delayed drawing on the loans. Letters of credit also increased during the quarter to $8.7 million from $8.0 million at year-end. At March 31, 2007, loans to related parties totaled $1.6 million. Loan commitments and letters of credit issued to related parties were $1.9 million at March 31, 2007. Loans, commitments and letters of credit to related parties are made at the same terms and conditions that available to the public. Loans to the lodging industry at March 31, 2007 totaled $18.1 million.

Deposits decreased $15.0 million, or 2.9 percent, from year-end 2006. A majority of the decline in deposits was in money market accounts, which decreased $9.9 million from year-end. Demand and NOW accounts also declined $2.8 million and $1.4 million from December 31, 2006, respectively. Commercial deposits at March 31, 2007 declined $11.9 million from year-end as commercial depositors used funds for business purposes or transferred funds to alternative investments outside of the Bank. Public deposits at the Bank also decreased $2.6 million due to the cyclical nature of the collection of local property taxes that are due in June and September. During the first quarter of each year public deposits usually will decline as public entities use the funds for expenditures. Brokered deposits totaled $44.4 million at March 31, 2007, which approximate year-end levels. Brokered deposits are time deposits placed in the Bank by a broker from depositors outside the Bank’s geographic area. These deposits usually bear an interest rate of 10 to 15 basis points greater than the terms and conditions offered to local depositors. The Company expects to decrease the amount of its brokered deposits by year-end 2007 to decrease its interest expense.

Index
NORTHERN STATES FINANCIAL CORPORATION

    Securities sold under repurchase agreements decreased by $5.7 million to $81.1 million at March 31, 2007 from $86.8 million at December 31, 2006. Federal Home Loan Bank term advances also decreased $5.0 million from year-end. The Company reduced its repurchase agreements and term advance borrowings as higher rates are usually paid on these other borrowings than on deposits. It is expected that higher cost securities sold under repurchase agreements will decrease further in 2007.

As previously disclosed, included in other liabilities at March 31, 2007 is $304,000 related to estimated environmental clean-up expenses of a parcel of other real estate sold in previous years. The Company intends to seek reimbursement of these expenses from the State of Illinois that has a fund for this type of cleanup. However, there can be no assurance that the Company will be successful in obtaining any such reimbursement.

CAPITAL

  Total stockholders’ equity increased $1.7 million to $73.1 million during the three months ended March 31, 2007, primarily as a result of net income of $1,529,000 and from a $786,000 adjustment for the unrealized gain on securities available for sale, net of deferred tax. The increase in stockholders’ equity during the quarter was offset by the purchase of 30,000 shares of treasury stock for $650,000. The book value of the Company’s stock at March 31, 2007 was $17.40 per share.

On a consolidated basis, the Company’s Tier 1 to total assets ratio and total capital to assets ratio, on a risk adjusted basis, were 10.66 percent and 16.38 percent, respectively, as of March 31, 2007 and exceed the regulatory minimum for capital adequacy purposes. Management believes that the capital position of both the Company and the Bank are adequate for current projected needs.

LIQUIDITY

The Company’s liquidity is measured by the ability to raise funds through deposits, borrowed funds, capital or cash flow from the repayment or maturities of loans and securities and net profits.   Liquidity is primarily managed through the growth of deposits and by liquid assets such as cash and due from banks less any reserve requirements, securities available for sale less any pledged securities and federal funds sold.  Asset and liability management is the process of managing the balance sheet to achieve a mix of earning assets and liabilities in such a way that achieves an interest rate risk profile acceptable to management and assists in achieving a desired level of profitability.  An important part of the overall asset and liability management process is providing adequate liquidity. Liquid assets at the Bank consist of cash and equivalents less any Federal Reserve Bank deposit requirements plus unpledged securities available for sale. The Bank’s liquid assets totaled $124.4 million at March 31, 2007 compared with $142.8 million at December 31, 2006.

Management reviews the liquidity ratio of the Bank monthly. The liquidity ratio is the net liquid assets divided by net deposits and short-term liabilities. At March 31, 2007, this ratio at the Bank was 27.8% and was within management’s internal policy guidelines.

Liquidity management involves the Company’s ability to meet the cash flow requirements of customers. The Company needs to have sufficient cash flow to meet the requirements of depositors wanting to withdraw funds or to fund loans to borrowers. The statements of cash flows shows that for the three months ended March 31, 2007 cash and cash equivalents decreased slightly by $1.1 million to $28.9 million.

Federal funds sold, interest bearing deposits in banks and available for sale securities, particularly those of shorter maturities, are principal sources of liquidity. Federal funds sold at March 31, 2007 were $14.6 million. The Company classifies all of its securities as available for sale, which increases the Company's flexibility in that the Company can use its unpledged securities to meet liquidity requirements by

Index
NORTHERN STATES FINANCIAL CORPORATION

increasing its repurchase agreement balances. Securities available for sale totaled $258.5 million at March 31, 2007 of which $157.6 million were pledged to secure public deposits and repurchase agreements.

Although the Company can sell unpledged securities for liquidity purposes prior to their maturity date, the Company, at the present, may have to recognize a loss on the sale to do so. At March 31, 2007, the Company has $131.4 million in securities issued by government-sponsored entities that will mature in the remaining nine months of 2007. It is expected that liquidity will be made available in this way during the balance of 2007 without causing recognition of any loss.

During the first three months of 2007, the Company had incoming cash flows from maturities and calls of securities available for sale of $53.8 million while it had cash outflows for purchases of securities of $30.0 million. These securities activities during the first quarter of 2007 provided liquidity of $23.8 million which was used to meet the decreases of $15.0 million in deposits, $5.7 million in repurchase agreements and $5.0 million in term advance borrowings.

    Other sources of liquidity available to the Company are deposits and borrowings. The Company may use brokered deposits as a source of liquidity. To help ensure the ability to meet its funding needs, including any unexpected strain on liquidity, the Company at
March 31, 2007 had $25.0 million available through arrangements that allow the Company to purchase federal funds from an independent bank.

RESULTS OF OPERATIONS

NET INCOME

    Consolidated net income for the quarter ended March 31, 2007 was $1,529,000, increasing $986,000 compared with net income of $543,000 for the same quarter of 2006. The annualized return on average assets was .89% for the quarter, increasing from .30% for the same quarter the previous year. The increase to net income for the quarter is primarily the result of the Company’s reduction of the allowance for loan and lease loss and the corresponding negative provision for loan and lease loss expense by $1,425,000.

NET INTEREST INCOME

    Net interest income, the difference between interest income on earning assets and interest expense on interest bearing liabilities, remained stable for the three months ended March 31, 2007 compared with the same period of 2006, decreasing only $36,000.

The reason that net interest income remained stable was that the yields earned on interest earning assets increased to approximately the same extent as rates paid on interest bearing liabilities. Table 1 shows that yields earned on interest earning assets increased 54 basis points during the first quarter of 2007 as compared with the like quarter of 2006. Rates paid on interest bearing liabilities also increased during the three months ended March 31, 2007 compared with the same period of 2006 by 59 basis points. The net interest spread decreased 5 basis points to 1.90 percent for the first quarter of 2007 compared to 1.95 percent for the same quarter of 2006. However the net yield on earning assets ratio increased 5 basis points to 2.47 percent for the first quarter 2007 as compared with 2.42 percent for the same quarter 2006 as the amount of interest bearing liabilities to earning assets decreased to 85.46 percent from 86.53 percent.

The Company constantly reviews its net interest income and implements strategies to increase its net yield on interest earning assets. During the first quarter of 2007, the Company was able to increase the average yield earned on the its taxable securities by 69 basis points to 3.96 percent as compared with 3.27 percent during the same period of 2006. At March 31, 2007, the Company has $131.4 million in securities issued by government-sponsored entities having an average yield of 3.15 percent that will mature during the remaining months of 2007. The Company has the opportunity to reinvest these funds from the maturities by purchasing new securities that are currently yielding in excess of 5.00 percent. The Company could instead choose to use the liquidity generated by the maturing securities to lower the balances of higher cost

Index
NORTHERN STATES FINANCIAL CORPORATION

$100,000 certificates of deposits including brokered CDs, repurchase agreements and Federal Home Loan term advances as they mature. It is estimated that either of these options will cause net interest income to increase.
TABLE 1

NORTHERN STATES FINANCIAL CORPORATION
ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES
For the Three Months Ended March 31, 2007 and 2006 - Rates are Annualized
($ 000s)

	2007			2006
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets
Loans (1)(2)(3)	$373,673	$6,600	7.07%	$397,277	$6,490	6.53%
Taxable securities (4)	262,386	2,622	3.96%	256,195	2,136	3.27%
Tax advantaged securities (2) (4)	7,768	108	5.56%	6,505	87	5.34%
Federal funds sold	6,569	90	5.48%	6,853	83	4.84%
Interest earning assets	650,396	9,420	5.77%	666,830	8,796	5.23%
Noninterest earning assets	39,452			47,159
Average assets	$689,848			$713,989

Liabilities and stockholders' equity
NOW deposits	$49,565	$97	0.78%	$53,716	$146	1.09%
Money market deposits	77,555	769	3.97%	71,473	609	3.41%
Savings deposits	67,642	126	0.75%	77,384	223	1.15%
Time deposits	260,562	3,118	4.79%	286,582	2,832	3.95%
Other borrowings	100,530	1,272	5.06%	87,827	921	4.19%
Interest bearing liabilities	555,854	5,382	3.87%	576,982	4,731	3.28%
Demand deposits	55,364			58,413
Other noninterest bearing liabilities	7,436			7,576
Stockholders' equity	71,194			71,018

Average liabilities and stockholders' equity	$689,848			$713,989

Net interest income		$4,038			$4,065

Net interest spread			1.90%			1.95%

Net yield on interest earning assets (4)			2.47%			2.42%

Interest-bearing liabilities to earning assets ratio			85.46%			86.53%
_______________________

(1)	Interest income on loans includes loan origination and other fees of $60 and $61 for the three months ended March 31, 2007 and 2006.

(2)	Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34% tax rate.

(3)	Non-accrual loans are included in average loans.

(4)
Rate information was calculated on the average amortized cost for securities. The three months ended March 31, 2007 and 2006 average balance information includes an average unrealized gain (loss) for taxable securities of ($2,998) and ($5,441) and for tax-advantaged securities of $2 and ($10).

Index
NORTHERN STATES FINANCIAL CORPORATION

ASSET QUALITY AND THE PROVISION FOR LOAN AND LEASE LOSSES

At March 31, 2007, management, with the concurrence of the Board of Directors, after carefully reviewing the adequacy of the allowance for loan and lease losses and the levels of nonperforming and impaired loans and leases, determined that the current allowance of $3.8 million was adequate to cover probable incurred loan and lease losses. The allowance decreased by $3.4 million at March 31, 2007, from the year-end 2006 allowance of $7.2 million. During the first three months of 2007, $2.0 million in loans and leases were charged off against the allowance compared with charge offs of $6,000 during the same period last year. There was $35,000 in recoveries of loans previously charged off during the three months ended March 31, 2007 compared with $6,000 in recoveries during the same period in 2006. During the first quarter of 2007, the provision for loan and lease losses was reduced by $1.4 million as compared with no provision during the same quarter of 2006.

Nonperforming loans and leases, which includes loans and leases on nonaccrual status in addition to loans and leases 90 days or more past due and still accruing interest, were $6.3 million at March 31, 2007, or 1.70 percent of total loans and leases, as compared with $8.2 million at December 31, 2006, or 2.19 percent of loans and leases. The reduction to nonperforming loans at March 31, 2007 compared to year-end was $1.9 million or 23 percent.

    The Company previously disclosed its involvement in certain lease pools purchased in 2000 and 2001 from Commercial Money Center (“CMC”). At March 31, 2007, the nonaccrual lease pools had a carrying value of $2.0 million and are secured by surety bonds issued by RLI Insurance Company. The lease pools balances of $4.0 million at December 31, 2006 were reduced during the first quarter of 2007 as $2.0 million of the lease pools were charged off against the allowance for loan and lease losses. The Company continues its litigation against RLI Insurance Company seeking performance under the terms of the surety bonds.

Also on nonaccrual status at March 31, 2007 is a $1.6 million loan for a 90-unit condominium construction project which has been classified as a nonaccrual loan since December 31, 2003. The Company participated in this 90-unit condominium construction project with other financial institutions and only has a portion of the total loan. The construction project experienced substantial cost overruns and the principal borrowers declared bankruptcy. The construction project has been completed and all of the units have been sold, with the bankruptcy trustee holding the sale proceeds in escrow. There are disputed mechanic liens of which the majority are insured by a title company. The bankruptcy trustee during 2006 released $2.7 million of funds held in the escrow to the Company reducing the loan balance. The bankruptcy trustee is still holding funds in escrow until the disputed mechanic liens are resolved. The mechanic lien issue is expected to be concluded during 2007. Management expects to collect all of the remaining $1.6 million loan balance from the bankruptcy trustee.

The Company has nonaccrual loans totaling $1.4 million to a heavy equipment contractor that are partially secured by real estate and equipment. The contractor has experienced cash flow difficulties. The Company has $200,000 of the allowance for loan and lease losses specifically allocated to this loan relationship.

Payments significantly lowered the loan balance of a nonaccrual loan for an entertainment center to $223,000 at March 31, 2007 from $736,000 at December 31, 2006. As the result of these payments, the Company was able to reduce its specific allowance and its provision for loan and lease losses by $277,000.

Impaired loans and leases at March 31, 2007 totaled $6.9 million as compared with $9.5 million at December 31, 2006. The Company considers a loan or lease impaired if full principal and interest will not be collected under the contractual terms of the note. Nonaccrual loans and leases are classified as impaired. Impaired loans and leases are carried at the present value of expected cash flows discounted at the loan's effective interest rate or at the fair value of the collateral, if the loan or lease is collateral dependent.

Index
NORTHERN STATES FINANCIAL CORPORATION

Included as impaired loans are restructured loans that the terms and conditions of the loans have been adjusted due to deterioration in the financial condition of the borrowers.

The Company has one restructured loan included as impaired at March 31, 2007 in the amount of $1.5 million. The loan’s terms and conditions have been adjusted due to deterioration in the financial condition of the borrowers. Payments have been received on this restructured loan based on the modified terms of the loan and, although classified as impaired, this loan is not included as a nonperforming loan. Prior to March 31, 2007, there had been $500,000 specifically allocated to this restructured loan. During the first quarter of 2007 the Company received additional collateral in excess of the restructured loan balance and the allowance no longer includes a specific allocation for this restructured loan. As a result, during the first quarter of 2007, the allowance for loan and lease losses and the related provision for loan and lease losses were reduced by $500,000.

Included in the $1.4 million reduction to the allowance for loan and lease losses and corresponding provision for loan and lease losses during the quarter ended March 31, 2007 was the amount of $275,000 that had been specifically allocated to a problem loan of $1.4 million at December 31, 2006. The Company received payment in full on this loan during the first quarter of 2007. Although this loan was not reported as nonperforming at December 31, 2006, the borrowers had shown significant cash flow problems and the Company had prudently specifically allocated $275,000 of the allowance to this loan. The remaining reduction to the allowance and provision was attributable to general improvement to the credit quality of the loan portfolio during the three months ended March 31, 2007.

Another component of nonperforming assets is other real estate owned, consisting of assets acquired through loan foreclosure and repossession. At March 31, 2007, other real estate owned totaled $2.9 million decreasing from $3.0 million at December 31, 2006, the lowest quarter-end level of other real estate owned reduced to their lowest quarter-end level in over three years. The fair value of other real estate owned is reviewed by management at least quarterly to help ensure the reasonableness of its carrying value, which is lower of cost or the fair value less estimated selling costs.

During the quarter ended March 31, 2007, the Company sold a parcel carried as other real estate owned for $126,000 at December 31, 2006 for $118,000 and recognized a $8,000 loss on the sale. The property consisted of empty lots.

Other real estate owned includes a property acquired in 1987 through the receipt of deed in lieu of foreclosure. This property is a former commercial/industrial site located overlooking Lake Michigan in Waukegan, Illinois, with a carrying value of $1,710,000 at March 31, 2007. Environmental remediation costs may be incurred in disposing of this property, and the amount of any such costs may depend on the future use of the property, such as commercial, residential, or recreational purposes. There is no requirement to undertake any remediation activities at this time. Further, there is no pending or threatened litigation regarding the property’s environmental issues, nor are there any threatened or pending governmental orders, assessments or actions regarding the same. The property is currently undergoing a brownfield assessment funded by a government grant. The grant money is to be used for the brownfield assessment but not for any remediation that may be needed. The objective of the brownfield assessment is to obtain the environmental data needed to determine the appropriate remedial actions, if any, for the property to achieve a “No Further Remediation Letter” from the Illinois EPA Site Remediation Program. The end use of the property is mixed use residential development consistent with the City of Waukegan’s Lakefront Downtown Master Plan. The results of the brownfield assessment are expected later in 2007. Until the results of the assessment are known, it is not practical to estimate any remediation costs. Thus, no liability has been recorded for environmental remediation costs.

Index
NORTHERN STATES FINANCIAL CORPORATION

NONINTEREST INCOME

    Noninterest income for the three months ended March 31, 2007 was $1,160,000, increasing $76,000 as compared with $1,090,000 for the three months ended March 31, 2006. The increase was primarily from growth in service fees on deposits that were $71,000 greater during the first quarter of 2007 as compared with the same quarter of 2006. During the fourth quarter of 2006, the Company had increased the fee structure for its deposit accounts.

NONINTEREST EXPENSE

    Noninterest expense for the quarter ended March 31, 2007 was $4,320,000, decreasing $115,000 from $4,435,000 for same quarter last year. The Company’s efficiency ratio, noninterest expense divided by the sum of net interest income and noninterest income, was 83.9 percent for the first quarter of 2007 as compared with 86.8 percent for the same quarter of 2006 and was positively affected by the increased noninterest income and lower noninterest expense.

In comparing noninterest expenses for the first quarter of 2007 to the same quarter of 2006, the increased salaries and employee benefits and legal expenses were largely offset by decreases to occupancy and equipment expenses, audit and professional, and printing and supplies expenses. It is expected that legal expenses during 2007 will continue to be greater than 2006 levels as litigation against the sureties of the remaining lease pools continues. Most of the $115,000 decrease for the quarter to noninterest expense is attributable to the decline of $103,000 to expenses relating to the selling and maintenance of foreclosed properties and are included as part of the other operating expense. The value of these properties, totaling $2.9 million at March 31, 2007, were reduced to their lowest quarter-end level in over three years and expenses relating to these properties decreased as a result.

FEDERAL AND STATE INCOME TAXES

    For the three months ended March 31, 2007, the Company had a tax expense of $726,000 as compared with $132,000 for the same three months last year. As a percentage of pre-tax income, tax expense was 32.2 percent for the three months ended March 31, 2007 and 19.6 percent for the same period of 2006. The increased taxable income during the first quarter of 2007 accounts for much of the increase in tax rate for the first quarter of 2007 compared with the same quarter of 2006.

The Company earned interest income from U.S. Treasury and U.S. government-sponsored entity securities not subject to state income tax of $2.3 million during the first quarter of 2007 as compared with $2.1 million during the first quarter of 2006. During the first quarter of 2007, income not subject to state income tax caused a tax credit of $27,000 to be recognized. The credit recognized during the first quarter of 2006 was $103,000 due to the lower taxable income last year. The Company needs to generate taxable income for state tax return purposes within 12 years that will use up these tax credits or the Company will need to reverse these credits.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

    The Company has contractual obligations that may not appear on the balance sheet. Table 2 presents the Company’s significant fixed and determinable contractual obligations as of March 31, 2007, by payment date. The payment amounts in Table 2 represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts or similar carrying amount adjustments.

Index
NORTHERN STATES FINANCIAL CORPORATION

TABLE 2
NORTHERN STATE FINANCIAL CORPORATION
CONTRACTUAL OBLIGATIONS
As of March 31, 2007
($ 000s)

	One year or less	Greater than 1 yr. and less than or equal to 3 yrs.	Greater than 3 yrs. and less than or equal to 5 yrs.	Greater than 5 yrs.	Total
Contractual obligations
Long-term debt
Federal Home Loan Bank advance	$6,500	$0	$0	$0	$6,500
Subordinated debentures	0	0	0	10,000	10,000
Time deposits	176,543	71,808	10,157	0	258,508
Other contractual obligations
Standby letters of credit	8,733	0	0	0	8,733
Community Reinvestment Act investment commitment	220	51	0	0	271

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

Index
NORTHERN STATES FINANCIAL CORPORATION

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

    Table 3 shows how interest rate shocks of decreasing rates 1% and 2% and increasing rates 1% and 2% affect projected 12 month projected net interest income at March 31, 2007 and December 31, 2006. The computer simulation model used to do the interest rate shocks and calculate the effect on projected net interest income takes into consideration maturity and repricing schedules of the various assets and liabilities as well as call provisions on the Company’s securities.

At March 31, 2007 the projected net interest income increases $659,000 when rates are shocked upward 2% while projected net interest income decreases $1,186,000 for a 2% downward rate shock. At December 31, 2006 projected net interest income decreased $800,000 when rates were shocked upward 2% while projected net interest income decreased only slightly, by $10,000, for a 2% downward rate shock. The reason for this change is that the Company refined the assumptions used in the model regarding its money market accounts and the extent that interest rates on money market would change during a rate shock.

A review of the extent that interest rate changes affected money market interest rates at the Company during the past 10 years showed that when rates went up 100 basis points that the money market rates would increase only 45 basis points. Historically, when rates went down 100 basis points, the Company only dropped money market rates by 45 basis points as well. These assumptions were used for the March 31, 2007 computer simulation. At December 31, 2006 the assumption used for money market interest rates was that for each 100 basis point rate change either up or down that the money market rate would correspondingly go up and down 100 basis points. The effect of using the refined assumptions based on historical correlations at March 31, 2007 shows net interest income increasing with upward rate shocks and net interest income declining with downward rate shocks.

At both March 31, 2007 and December 31, 2006, the percentage changes from the base forecasted 12 month net interest income are within policy guidelines.

TABLE 3
NORTHERN STATES FINANCIAL CORPORATION
EFFECT OF INTEREST SHOCKS ON NET INTEREST INCOME
as of March 31, 2007 and December 31, 2006
($000s)

		Immediate Change in Rates
	-2.00%	-1.00%	+1.00%	+2.00%

March 31, 2007:
Dollar Change from Base Forecast	($1,186)	($601)	$571	$765
Percent Change from Base Forecast	-6.60%	-3.35%	3.18%	4.26%
December 31, 2006:
Dollar Change from Base Forecast	($10)	($2)	($326)	($800)
Percent Change from Base Forecast	-0.06%	-0.01%	-1.94%	-4.77%

Index
NORTHERN STATES FINANCIAL CORPORATION

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and regulations, and that such information is accumulated and Communicated to the Company's management, including its Chairman of the Board and President and Vice President and Treasurer, as appropriate, to allow timely decisions regarding required financial disclosures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chairman of the Board and President and Vice President and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation as of March 31, 2007, the Chairman of the Board and President and Vice President and Treasurer concluded that our disclosure controls and procedures were not effective for the reasons more fully described below related to the weakness in our internal control over financial reporting identified during the audit of the 2006 internal control over financial reporting evaluation in connection with Section 404 of the Sarbanes-Oxley Act of 2002. Progress is being made to remediate this material weakness that was identified at December 31, 2006. To address the control weakness, the Company performed updated procedures to ensure the unaudited quarterly consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q, fairly presents, in all material respects our consolidated financial condition, consolidated results of operations and cash flows for the periods presented.

Management’s assessment continued to identify the following material weakness in the Company’s internal control over financial reporting as of March 31, 2007 (this section of Item 4. "Controls and Procedures" should be read in conjunction with Item 9A. "Controls and Procedures," included in the Company's Form 10-K for the year ended December 31, 2006, for additional information on Management's Assessment of Internal Control Over Financial Reporting):

    1. Deficiencies in the general controls over the reconciliation of the ATM clearing account resulted in improper recognition of ATM fee income due to a procedural bookkeeping error. The system of monitoring the ATM procedures was not effective in preventing the improper recognition of noninterest income. Accordingly, management concluded that this matter represents a material weakness of control over financial reporting.

The Company identified this deficiency in its internal control over financial reporting during the audit of the year ended December 31, 2006 and accordingly, this control deficiency is in the process of being remediated. The finding discussed above was characterized as a material weakness in accordance with the rules and regulations of the Securities and Exchange Commission, as a more than remote possibility that a material misstatement to the Company's interim or annual financial statements could occur. However, the internal control weakness identified by management did not cause a material misstatement or have an adverse impact to the Company's financial position, results of operations or control environment as of and for the three months ended March 31, 2007.

Changes in Internal Control over Financial Reporting

    To address and remediate the material weaknesses in the Company's internal control over financial reporting at December 31, 2006, the Company made changes to its internal controls during the most recently completed fiscal quarter ended March 31, 2007 that has materially affected, or is reasonable likely to materially affect, the Company's internal controls over financial reporting. Management, with the

Index
NORTHERN STATES FINANCIAL CORPORATION

oversight of the Audit Committee, has addressed the issue and has taken steps to remediate the weakness. These remediation measures include changes to accounting procedures for the booking of ATM fee income as well as training of those persons monitoring and balancing the ATM procedures to insure that these errors do not reoccur.

The Company believes that the measures above have addressed the matter identified as a material weakness by management, however, the formal assessment and testing procedures have not been completed by management or the Company’s independent auditors as of March 31, 2007, and as such, the material weakness continues to exist. The Company will continue to monitor the effectiveness of its disclosure controls and procedures, including its internal controls and procedures, on an ongoing basis and will take further actions, as appropriate.

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

Between November 2000 and August 2001, the Company purchased commercial lease pools from Commercial Money Center, a now bankrupt equipment leasing company. The lease pools have outstanding balances of $4.0 million at March 31, 2007, but have been written down to a carrying value of $2.0 million. These lease pools are secured by assignments of rental payment streams and surety bonds. A large part of our underwriting decision on these leases was based on the guarantees of the sureties. These lease pools were included as impaired loans and leases at March 31, 2007 as they were at December 31, 2004, 2005 and 2006. Upon default of these lease pools, the Company made demand for payment from RLI Insurance Company (“RLI”) under the relevant surety bonds. RLI (the “Surety”) has failed to make the payments required under the surety bonds. As a result, in April 2002, the Company filed suit against the Surety. The Company’s complaints alleged that the Surety is liable for payment due to the Company under the terms of the bonds. RLI is seeking to rescind on the surety bonds alleging that the originator of the leases fraudulently induced the insurers to issue the surety bonds, and that the bonds are therefore void. The Company has reviewed these matters with its legal counsel and believes that it has valid claims as the Surety undertook the responsibility for all credit and fraud underwriting, and waived all defenses associated with the bonds, including defenses of fraud. The Company will continue to assert all the rights and remedies available to it to obtain payment under the bonds. However, there can be no assurance as to the exact amounts that the Company will ultimately succeed in collecting, if any.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors relating to the Company from those risk factors previously disclosed in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2006, in response to Item 1A. to Part I of Form 10-K.

Index
NORTHERN STATES FINANCIAL CORPORATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table sets forth information in connection with purchases made by, or on behalf of, the Company of shares of the Company’s common stock during the quarterly period ended March 31, 2007.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased under the Plans

January 1, 2007
Through
January 31, 2007	30,000	$21.65	0	130,850

February 1, 2007
Through
February 28, 2007	0	$-	0	130,850

March 1, 2007
Through
March 31, 2007	0	$-	0	130,850

Total	30,000	$21.00		130,850
______________________

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

    None

ITEM 5. OTHER INFORMATION

    None

Index
NORTHERN STATES FINANCIAL CORPORATION

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

Exhibit 31.1 Section 302 Certification of Chairman of the Board and President.

Exhibit 31.2 Section 302 Certification of Vice President and Treasurer.

Exhibit 32.1 Section 906 Certification.

Index

NORTHERN STATES FINANCIAL CORPORATION
FORM 10-Q
March 31, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized, on this 10th day of May 2007.

NORTHERN STATES FINANCIAL CORPORATION
            (Registrant)

Date: May 10, 2007	By:	/s/ Fred Abdula
Fred Abdula Chairman of the Board of Directors and President

Date: May 10, 2007	By:	/s/ Thomas M. Nemeth
Thomas M. Nemeth Vice President and Treasurer

Index

NORTHERN STATES FINANCIAL CORPORATION
FORM 10-Q
March 31, 2007

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