Form 10-Q
period 2007-06-30
NORTHERN STATES FINANCIAL CORP /DE/
filed 2007-08-08
CIK 744485

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR
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

4,178,105 shares of common stock were outstanding
as of August 3, 2007

NORTHERN STATES FINANCIAL CORPORATION AND SUBSIDIARY
FORM 10-Q
For the Quarter Ended June 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Northern States Financial Corporation
Waukegan, Illinois

We have reviewed the accompanying interim condensed consolidated balance sheet of NORTHERN STATES FINANCIAL CORPORATION as of June 30, 2007, the condensed consolidated statements of income for the three and six month periods ended June 30, 2007 and 2006 and the condensed statements of cash flows and stockholders equity for the six month periods ended June 30, 2007 and 2006.  These interim financial statements are the responsibility of the company's management.

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

/s/ Plante & Moran, PLLC

Chicago, Illinois
July 25, 2007

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2007 and December 31, 2006
(In thousands of dollars) (Unaudited)

	June 30,	December 31,
	2007	2006
Assets
Cash and due from banks	$14,823	$19,023
Interest bearing deposits in financial institutions - maturities less than 90 days	188	885
Federal funds sold	46,593	10,078
Total cash and cash equivalents	61,604	29,986
Securities available for sale	198,362	279,056
Loans and leases	377,847	373,715
Less: Allowance for loan and lease losses	(3,729)	(7,162)
Loans and leases, net	374,118	366,553
Federal Home Loan Bank stock	1,445	1,445
Office buildings and equipment, net	9,339	9,394
Other real estate owned	2,857	2,983
Goodwill	9,522	9,522
Core deposit intangible asset	1,623	1,854
Accrued interest receivable and other assets	7,384	9,216
Total assets	$666,254	$710,009

Liabilities and Stockholders' Equity
Liabilities
Deposits
Demand - noninterest bearing	$56,638	$58,530
Interest bearing	440,212	464,066
Total deposits	496,850	522,596
Securities sold under repurchase agreements	73,419	86,775
Federal Home Loan Bank advances	6,500	11,500
Subordinated debentures	10,000	10,000
Advances from borrowers for taxes and insurance	941	794
Accrued interest payable and other liabilities	6,611	6,881
Total liabilities	594,321	638,546

Stockholders' Equity
Common stock	1,789	1,789
Additional paid-in capital	11,584	11,584
Retained earnings	66,717	65,603
Treasury stock, at cost	(7,202)	(5,961)
Accumulated other comprehensive loss	(955)	(1,552)
Total stockholders' equity	71,933	71,463
Total liabilities and stockholders' equity	$666,254	$710,009

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three and six months ended June 30, 2007 and 2006
(In thousands of dollars, except per share data) (Unaudited)

	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Interest income
Loans (including fee income)	$6,813	$6,946	$13,396	$13,420
Securities
Taxable	2,357	2,061	4,979	4,197
Exempt from federal income tax	71	56	142	114
Federal funds sold and other	390	78	480	161
Total interest income	9,631	9,141	18,997	17,892
Interest expense
Time deposits	3,070	2,982	6,188	5,814
Other deposits	930	1,024	1,921	2,002
Repurchase agreements and federal funds purchased	917	564	1,911	1,267
Federal Home Loan Bank advances	64	64	177	127
Subordinated debentures	170	165	336	320
Total interest expense	5,151	4,799	10,533	9,530
Net interest income	4,480	4,342	8,464	8,362
Provision for loan and lease losses	0	0	(1,425)	0
Net interest income after provision for loan and lease losses	4,480	4,342	9,889	8,362
Noninterest income
Service fees on deposits	706	639	1,362	1,224
Trust income	216	182	427	398
Other operating income	488	463	787	752
Total noninterest income	1,410	1,284	2,576	2,374
Noninterest expense
Salaries and employee benefits	2,148	2,223	4,449	4,479
Occupancy and equipment, net	645	558	1,243	1,174
Data processing	448	416	827	795
Legal	83	88	222	190
Audit and other professional	287	325	584	652
Amortization of core deposit intangible asset	115	115	231	231
Printing and supplies	118	99	213	239
Other operating expenses	492	551	887	1,050
Total noninterest expense	4,336	4,375	8,656	8,810
Income before income taxes	1,554	1,251	3,809	1,926
Income tax expense	507	339	1,233	471
Net income	$1,047	$912	$2,576	$1,455

Earnings per share	$0.25	$0.21	$0.61	$0.34

Comprehensive income	$858	$764	$3,173	$1,490

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 30, 2007 and 2006
(In thousands of dollars) (Unaudited)

	Six months ended
	June 30, 2007	June 30, 2006
Cash flows from operating activities
Net income	$2,576	$1,455
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	292	294
Loss on sale of other real estate owned	8	22
Provision for loan and lease losses	(1,425)	0
Amortization of other intangible assets	231	231
Net change in accrued interest receivable and other assets	1,417	(485)
Net change in accrued interest payable and other liabilities	(270)	126
Net cash from operating activities	2,829	1,643
Cash flows from investing activities
Proceeds from maturities and calls of securities available for sale	121,620	49,720
Purchases of securities available for sale	(39,953)	(35,344)
Proceeds from the redemption of Federal Home Loan Bank stock	0	439
Change in loans made to customers	(6,101)	4,119
Proceeds from sales of other real estate owned	118	408
Property and equipment expenditures	(237)	(252)
Net cash from investing activities	75,447	19,090
Cash flows from financing activities
Net increase (decrease) in:
Deposits	(25,746)	(14,654)
Securities sold under repurchase agreements and federal funds purchased	(13,356)	(15,017)
Advances from borrowers for taxes and insurance	147	61
Federal Home Loan Bank advances	10,000	0
Repayment of Federal Home Loan Bank advances	(15,000)	0
Purchase of treasury stock	(1,241)	(252)
Dividends paid	(1,462)	(1,289)
Net cash used in financing activities	(46,658)	(31,151)
Net change in cash and cash equivalents	31,618	(10,418)
Cash and cash equivalents at beginning of period	29,986	29,668
Cash and cash equivalents at end of period	$61,604	$19,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Six months ended June 30, 2007 and 2006
(In thousands of dollars, except for per share data) (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock, at Cost	Total Stockholders' Equity
Balance, December 31, 2005	$1,789	$11,584	$65,526	$(3,487)	$(4,660)	$70,752

Correction of errors from previous years, January 1, 2006			(245)			(245)
Balance, January 1, 2006, restated	1,789	11,584	65,281	(3,487)	(4,660)	70,507
Net income			1,455			1,455
Cash dividends ($0.30 per share)			(1,289)			(1,289)

Purchase of 12,000 shares of treasury stock					(252)	(252)
Unrealized gain on securities available for sale, net of deferred tax				35		35
Balance, June 30, 2006	$1,789	$11,584	$65,447	$(3,452)	$(4,912)	$70,456

Balance, December 31, 2006	$1,789	$11,584	$65,603	$(1,552)	$(5,961)	$71,463
Net income			2,576			2,576
Cash dividends ($0.35 per share)			(1,462)			(1,462)

Purchase of 55,000 shares of treasury stock					(1,241)	(1,241)
Unrealized gain on securities available for sale, net of deferred tax				597		597
Balance, June 30, 2007	$1,789	$11,584	$66,717	$(955)	$(7,202)	$71,933

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended June 30, 2007

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

The interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes (or "notes thereto") of the Company for the years ended December 31, 2006 and 2005.  The results of operations for the three and six month period ended June 30, 2007, are not necessarily indicative of the results to be expected for the full year.

Net income was utilized to calculate earnings per share for all periods presented.   The Company had no common stock equivalents during the first six months of 2007 and the entire year of 2006.  The average outstanding common shares used for earnings per share follows:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Average outstanding common shares	4,190,193	4,292,204	4,200,591	4,293,646

On April 17, 2002, the Company announced that its Board of Directors had approved a stock repurchase program that allows the Company to purchase up to 200,000 shares of Northern States Financial Corporation stock either in open market or private transactions.   On February 19, 2003, the Company announced that its Board of Directors had approved an additional repurchase program to purchase 200,000 additional shares of its stock.  During the three months ended March 31, 2007, 30,000 shares of stock were repurchased for a total of $650,000 and during the three months ended June 30, 2007, 25,000 shares of stock were purchased for $591,000.    At June 30, 2007, the Company had a total of 294,150 shares of treasury stock that it purchased under these programs.  Treasury stock is carried at cost.  The Company may purchase 105,850 shares under the remaining stock repurchase program.

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended June 30, 2007

(Unaudited)

Information related to common stock was as follows:

	June 30,	December 31,
	2007	2006
Par value per share	$0.40	$0.40
Authorized shares	6,500,000	6,500,000
Issued shares	4,472,255	4,472,255
Treasury shares	294,150	239,150
Outstanding shares	4,178,105	4,233,105

Note 2 – Subordinated Debentures

During September 2005, the Company issued $10 million of trust preferred securities through Northern States Statutory Trust I, a wholly-owned grantor trust, which in turn issued $10 million of trust preferred securities.  The subordinated debentures mature in September 2035.  From December 2005 until September 15, 2010, the subordinated debentures bear interest at a rate equal to the sum of the product of 50% times the 3-month LIBOR plus 1.80%, plus the product of 50% times 6.186%, and thereafter at a rate equal to the 3-month LIBOR plus 1.80%.  The rate on the subordinated debentures was 6.673% at June 30, 2007 and is the effective rate from June 15, 2007 through September 16, 2007.  For the three and six months ended June 30, 2007, interest expense on the subordinated debentures was $170,000 and $336,000.  For the three and six months ended June 30, 2006, interest expense on the subordinated debentures was $165,000 and $320,000.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following discussion focuses on the consolidated financial condition of Northern States Financial Corporation (the “Company”) at June 30, 2007 and the consolidated results of operations for the three and six month periods ended June 30, 2007, compared with the same periods of 2006.  The purpose of this discussion is to provide a better understanding of the condensed consolidated financial statements of Northern States Financial Corporation and the operations of its wholly owned subsidiary, NorStates Bank (the “Bank”) and the Bank’s wholly owned subsidiary, Northern States Community Development Corporation (“NSCDC”). This discussion should be read in conjunction with the interim condensed consolidated unaudited financial statements and notes thereto included herein.

It should be noted that the Bank’s wholly owned subsidiary, Waukegan Hotels, LLC (“WHLLC”) mentioned in previous filings was dissolved during the second quarter, 2007.  The Bank formed WHLLC in 2006 in order to operate two motels that had been foreclosed upon and were being carried as other real estate owned.  These properties were sold in the fourth quarter of 2006 and all operations were completed in the first quarter of 2007.

Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties.  The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "plan," or similar expressions.  The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted.  The Company undertakes no obligation to update these forward-looking statements in the future.  The Company cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to June 30, 2007 to differ materially from those expressed in forward-looking statements.  Factors that could cause actual results to differ from those predicted and could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, the potential for further deterioration in the credit quality of the Company’s loan and lease portfolios, uncertainty regarding the Company’s ability to ultimately recover on the surety bonds relating to the remaining equipment lease pools and other loans currently on nonaccrual status, unanticipated changes in interest rates, general economic conditions, increasing regulatory compliance burdens or potential legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the Company’s loan or investment portfolios, deposit flows, competition, demand for loan and deposit products and financial services in the Company’s market area, and changes in accounting principles, policies and guidelines.  These risks and uncertainties should be considered in evaluating forward-looking statements.

OVERVIEW

Total assets at June 30, 2007 declined from year-end levels.  Assets totaled $666.3 million at June 30, 2006, a decrease of $43.7 million or 6.2 percent from total assets of $710.0 million at December 31, 2007 as the Company restructured its balance sheet to improve earnings.  The restructuring included a decrease in the securities portfolio of  $80.7 million since December 31, 2006 primarily due to maturities of lower yielding U.S. government-sponsored agency securities.  The Company redeployed the proceeds from these maturities of securities into higher yielding federal funds sold, which increased $36.5 million at June 30, 2007 from December 31, 2006.  Loans and leases increased $4.1 million from year-end 2006.  Further restructuring incuded decreasing higher cost deposits by $25.7 million, securities sold under repurchase agreements by $13.4 million and Federal Home Loan Bank advances by $5.0 million as compared with December 31, 2006 levels.

Earnings for the three months ended June 30, 2007 were $1,047,000 or $.25 per share, as compared with $912,000 or $.21 per share for the same quarter of 2006, an increase of 14.8 percent.  The earnings improvement in the second quarter 2007 compared to the same quarter of the proceeding year is due to an increase to net interest income of $138,000 along with an increase to nonininterest income of $126,000 and a reduction of noninterest expense of $39,000.  The growth to net interest income is attributable to the Company’s reduction of its lower-earning U.S. government-sponsored securities portfolio and decreases to its higher cost interest-bearing deposits and securities sold under repurchase agreements since the beginning of the year.  The stable interest rate environment in 2007, as compared with increases to interest rates during the first half of 2006, also contributed to the growth to net interest income.  The $138,000 increase to net interest income would have been more significant but for the one-time collection of $307,000 of interest paid on nonaccrual lease pools during the second quarter of 2006.  Noninterest income growth came from greater service fees on deposits, which increased $67,000.  Most of the decrease to noninterest expense is attributed to a decline in salaries and employee benefits as the Company’s restructuring reduced overhead.

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

Management analyzes the adequacy of the allowance for loan and lease losses at least quarterly.  Loans and leases judged to be impaired, with probable incurred loss exposure, that are no longer accruing interest, and historical net loss percentages are reviewed in the analysis of the allowance for loan and lease losses.  Factors considered in assessing the adequacy of the allowance include: changes in the type and volume of the loan and lease portfolio; review of the larger credits within the Bank; historical loss experience; current economic trends and conditions; review of the present value of expected cash flows or fair value of collateral on impaired loans and leases; portfolio growth; and other factors management deems appropriate.  Based on management’s analysis, the allowance for loan and lease losses at June 30, 2007 is adequate to cover probable incurred credit losses.

           One of the components used to measure the adequacy of the allowance for loan losses is historical loss experience.  In developing its analysis, management considers that different loan classifications within the portfolio have different loss experience ratios.  For example, loans secured by real estate generally experience lower loss experience than loans secured by other assets.  As of June 30, 2007, approximately 87 percent of the Bank’s loans are secured by real estate.

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

FINANCIAL CONDITION

During 2007, management Company has concentrated on increasing the Company’s net interest income.  To this end, management has restructured the Company’s balance sheet.  The Company’s federal funds sold at June 30, 2007 increased to $46.5 million from $10.0 million at December 31, 2006, as lower yielding U.S. government-sponsored agency securities matured, causing a reduction to the Company’s securities available for sale of $80.7 million from year-end 2006.  The Company redeployed the proceeds into federal funds sold as they provide the Company liquidity, flexibility and earned a high yield due to the inverted interest rate yield curve for much of first half of 2007.  An inverted yield curve is where short-term interest rates are higher than long-term rates.

The reduction of $80.7 million in securities from December 31, 2006 came mainly from maturities of U.S. government-sponsored agency securities, which decreased $80.5 million from year-end.  The absence of these lower earning securities has increased the yield on the remaining government sponsored portfolio to 4.20 percent at June 30, 2007 compared with 3.63 percent at December 31, 2006.  The Company has U.S. government-sponsored agency securities with a carrying amount of $79.4 million that yield 3.14 percent that will be maturing during the last six months of 2007.  As these lower yielding government-sponsored securities mature during the next six months, the Company has the opportunity to replace them by purchasing higher yielding securities or use the funds generated from the maturities to lower the amounts of higher cost borrowings or time deposits carried on its balance sheet.

The Company has entered into a contractual arrangement, effective July 1, 2007, with First Tennessee Bank NA to provide advisory service to management pertaining to the administration of the Company’s securities portfolio.  The purpose of this engagement is to assist the Company in its goal of increasing the yields earned on its securities porfolio.

Loans and leases are the largest earning asset of the Company and totaled $377.8 million at June 30, 2007, increasing $4.1 million from $373.7 million at December 31, 2006.  The increase in loans and leases was primarily due to the booking of a loan totaling $7.9 million secured by a motel to an existing customer.  Without this loan, loans and leases would have decreased $2.3 million since December 31, 2006.  Loans to the lodging industry at June 30, 2007 totaled $21.0 million.  Approximately 87 percent of the Bank’s loan portfolio at June 30, 2007 was secured by real estate and a majority of the Company’s loans had fixed rates, compared with a year ago, when the majority of loans had variable rates or rates that change periodically based on an index.  This shift to fixed rate loans has occurred in response to market competition and borrowers’ requests for fixed rate loans as protection against possible increases in general interest rates. Loan commitments have increased $37.4 million to $142.9 million at June 30, 2007 compared with $105.5 million at December 31, 2006 as loans are being approved but borrowers have delayed drawing on the loans.  Letters of credit also increased at June 30, 2007 to $10.8 million from $8.0 million at year-end.  At June 30, 2007, loans to related parties totaled $1.8 million.  Loan commitments and letters of credit issued to related parties were $1.9 million at June 30, 2007.  Loans, commitments and letters of credit to related parties are made at the same terms and conditions that are available to the public.

Deposits decreased $25.7 million, or 4.9 percent, from year-end 2006.  A majority of the decline in deposits resulted from decreases to higher cost money market accounts and time deposits of $100,000 or greater, which decreased $12.6 million and $7.5 million, respectively.  Demand, NOW and savings accounts also declined $1.9 million, $1.7 million and $2.3 million from December 31, 2006, respectively.  Most of the decrease to money market accounts came from commercial depositors who used the withdrawn funds for business purposes or transferred the funds to alternative investments outside of the Bank.

The Company, as the result of management’s efforts in restructuring the balance sheet, has carefully reviewed the Bank’s deposit products and the rates paid on those products.  In order to increase its net interest income, the Bank reduced rates paid on its deposit products during the first half of 2007.  At June 30, 2007, rates offered on time deposits of $100,000 or greater have declined 20 to 25 basis points from year-end 2006.  Some of the reduction to deposit balances from December 31, 2006 can be attributed to these rate reductions.

Brokered deposits totaled $44.2 million at June 30, 2007, which approximate year-end levels.  Brokered deposits are time deposits placed in the Bank by a broker from depositors outside the Bank’s geographic area.  These deposits usually bear an interest rate of 10 to 15 basis points greater than the terms and conditions offered to local depositors.  During the next twelve months the Company has scheduled maturities of $20.3 million in brokered deposits that have a blended rate of 4.85 percent.  The Company expects to use proceeds from maturities of lower yielding U.S. government sponsored securities during the next six months, to lower the amount of its brokered deposits as these deposits mature.

Securities sold under repurchase agreements decreased by $13.4 million to $73.4 million at June 30, 2007 from $86.8 million at December 31, 2006. Federal Home Loan Bank term advances also decreased $5.0 million from year-end. The Company reduced its repurchase agreements and term advance borrowings as higher rates are usually paid on these other borrowings than on deposits.  It is expected that higher cost securities sold under repurchase agreements will decrease further in 2007.

As previously disclosed, included in other liabilities at June 30, 2007 is $304,000 related to estimated environmental clean-up expenses of a parcel of other real estate owned, which had been sold in previous years.  The Company intends to seek reimbursement of these expenses from the State of Illinois that has an established fund for this type of cleanup.  However, there can be no assurance that the Company will be successful in obtaining any such reimbursement.

CAPITAL

           Total stockholders’ equity was $71.9 million at June 30, 2007, increasing $470,000 from year-end 2006. During the six months ended June 30, 2007 there were increases to stockholder’s equity from net income of $2,576,000 and from a $597,000 adjustment for the unrealized gain on securities available for sale, net of deferred tax.  Stockholders’ equity was decreased during the first half of 2007 as a result of the purchase of 55,000 shares of treasury stock for a total amount of $1,241,000 and by the payment of a cash dividend of $.35 per share that totaled $1,462,000.  The book value of the Company’s stock at June 30, 2007 was $17.22 per share.

On a consolidated basis, the Company’s Tier 1 to total average assets ratio and total capital to assets ratio, on a risk adjusted basis, were 10.78 percent and 16.17 percent, respectively, as of June 30, 2007, and exceed the regulatory minimum for capital adequacy purposes.  Management believes that the capital position of both the Company and the Bank are adequate for current projected needs.

LIQUIDITY

The Company’s liquidity is measured by the ability to raise funds through deposits, borrowed funds, capital or cash flow from the repayment or maturities of loans and securities and net profits.   Liquidity is primarily managed through deposits, liquid assets such as cash and due from banks less any reserve requirements, securities available for sale less any pledged securities and federal funds sold.  The Bank’s liquid assets totaled $105.3 million at June 30, 2007.  Asset and liability management is the process of managing the balance sheet to achieve a mix of earning assets and liabilities in such a way that achieves an interest rate risk profile acceptable to management and assists in achieving a desired level of profitability.  An important part of the overall asset and liability management process is providing adequate liquidity.

Management reviews the liquidity ratio of the Bank monthly.  The liquidity ratio is the net liquid assets divided by net deposits and short-term liabilities.  At June 30, 2007, this ratio at the Bank was 24.3 percent and was within management’s internal policy guidelines.

Liquidity management involves the Company’s ability to meet the cash flow requirements of customers.  The Company needs to have sufficient cash flow to meet the requirements of depositors wanting to withdraw funds or to fund loans to borrowers.  The statements of cash flows shows that for the six months ended June 30, 2007 cash and cash equivalents increased significantly by $31.6 million to $61.6 million as federal funds sold increased.

Federal funds sold, interest bearing deposits in banks and available for sale securities, particularly those of shorter maturities, are principal sources of liquidity.  Federal funds sold at June 30, 2007 were $46.6 million.  This increase in federal funds sold was done by the Company for liquidity purposes as securities matured and as the rates paid on federal funds sold were competitive due to the inverted yield curve.  The Company classifies all of its securities as available for sale, which increases the Company's flexibility in that the Company can use its unpledged securities to meet liquidity requirements by increasing its repurchase agreement balances.  Securities available for sale totaled $198.4 million at June 30, 2007 of which $149.0 million were pledged to secure public deposits and repurchase agreements.

Although the Company can sell unpledged securities for liquidity purposes prior to their maturity date, the Company, at the present, may have to recognize a loss on the sale to do so.  At June 30, 2007, the Company has $79.4 million in securities issued by government-sponsored entities that will mature in the remaining six months of 2007.  It is expected that liquidity will be provided by these maturing securities during the balance of 2007 without causing recognition of any loss.

During the first six months of 2007, the Company had incoming cash flows from maturities and calls of securities available for sale of $121.6 million while it had cash outflows for purchases of securities of $40.0 million.  These securities activities during the first half of 2007 provided liquidity of $81.6 million which was used to restructure the liability components of the Company’s balance sheet by decreasing deposits by $25.7 million, repurchase agreements by $13.4 million and term advance borrowings by $5.0 million.

               Other sources of liquidity available to the Company are deposits and borrowings.  The Company may use brokered deposits as a source of liquidity.  To help ensure the ability to meet its funding needs, including any unexpected decreases to liquidity, at June 30, 2007 the Company had $25.0 million available through arrangements that allow the Company to purchase federal funds from an independent bank.

RESULTS OF OPERATIONS

NET INCOME

               Consolidated net income for the quarter ended June 30, 2007 was $1,047,000, increasing $135,000 compared with net income of $912,000 for the same quarter of 2006.  The annualized return on average assets was .62 percent for the quarter, increasing from .53 percent for the same quarter the previous year.  The increase to net income for the quarter is primarily the result of increased net interest income and nointinerest income while noninterest expenses declined.  For the six months ended June 30, 2007, net income was $2,576,000 as compared with $1,455,000 for the first half of 2006. The annualized return on average assets for the first six months of 2007 was .75%, increasing from .41% for the same period of 2006.  The increase to net income for the first half of 2007 is primarily the result of the Company’s reduction of the allowance for loan and lease loss and the corresponding reversal of $1,425,000 to the provision for loan and leases loss expense as well as increases to net interest income.

NET INTEREST INCOME

Net interest income, the difference between interest income on earning assets and interest expense on interest bearing liabilities, increased $138,000 to $4.5 million during the three months ended June 30, 2007 compared with $4.3 million for the same quarter of 2006.  This increase would have been more significant but for the one-time collection of $307,000 of interest paid on nonaccrual lease pools during the second quarter of 2006.

Net interest income during the second quarter of 2007 increased as the Company restructured its balance sheet by lowering the balances of and increasing the yields earned on its taxable securities.  A portion of the proceeds from maturing U.S. government-sponsored securities were used to decrease its more costly interest-bearing deposits and borrowings and to increase short-term federal funds sold that were yielding competitive rates.   Table 1 shows that the average yield on taxable securities was 4.22 percent for the three months ended June 30, 2007 as compared with 3.29 percent for the same period of 2006, while average balances of taxable securities decreased $23.1 million.  The Company is expecting to further increase the yield earned on its taxable securities in 2007 as U.S. government-sponsored securities totaling $79.4 million that carry an average yield of 3.14 percent are scheduled to mature during the second half of 2007.  The Company has the opportunity to redeploy the funds from these maturities into higher yielding interest earning assets or to repay higher cost borrowings and time deposits.  Yields on federal funds sold were 5.59 percent for the second quarter of 2007, increasing from 4.66 percent for the same quarter last year while average federal funds sold balances increased $21.2 million.

Average yields on interest earning assets for the second quarter of 2007 increased 50 basis points as compared with the same quarter of 2006.  Average rates paid on interest bearing liabilities increased to a lesser extent than the yields on interest earning assets, only 36 basis points during the second quarter of 2007 compared with the same quarter last year.  This caused the net interest spread to increase to 2.29 percent for the quarter as compared with 2.15 percent for the same quarter the previous year.  The net yield on interest earning assets also increased 18 basis points during the second quarter of 2007 as compared to the second quarter of last year.

The Company has taken steps to increase its net interest income by constantly reviewing its deposit rates and adjusting them if appropriate.  To date in 2007, the Company has lowered the rates offered on its time deposits by 20 to 25 basis points.  Although lowering rates paid on deposit products may result in some decreases in deposit balances, the Company believes this strategy will ultimately result in increased net interest income and profitability.  The Company expects that the lower deposit rates will cause higher cost brokered deposits to decrease as there is $20.3 million of brokered deposits currently being paid an average of 4.85 percent scheduled to mature within the next 12 months.

Table 2 shows that during the six months ended June 30, 2007, net interest income on a fully tax equivalent basis increased $120,000 compared with the same period of 2006.  Again the increase to the rates earned on taxable securities and federal funds caused interest earning asset yields to increase to a greater extent than the increases to yields paid on interest bearing liabilities.  Average yields on interest earning assets increased 52 basis points during the six months ended June 30, 2007 as compared with the same six months last year while average rates paid on interest bearing liabilities increased by 48 basis points, causing the growth to the net interest spread.

TABLE 1

NORTHERN STATES FINANCIAL CORPORATION
ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES
For the Three Months Ended  June 30, 2007 and 2006 - Rates are Annualized
($ 000s)

	2007			2006
	Average Balance	Interest	Rate	Average Balance	Interest	Rate

Assets
Loans (1)(2)(3)	$374,025	$6,831	7.31%	$390,179	$6,960	7.14%
Taxable securities (4)	222,326	2,357	4.22%	245,377	2,061	3.29%
Tax advantaged securities (2) (4)	7,654	107	5.59%	6,247	87	5.54%
Federal funds sold	27,915	390	5.59%	6,699	78	4.66%

Interest earning assets	631,920	9,685	6.12%	648,502	9,186	5.62%
Noninterest earning assets	44,102			42,805

Average assets	$676,022			$691,307

Liabilities and stockholders' equity
NOW deposits	$49,653	$101	.81%	$54,216	$127	0.94%
Money market deposits	75,691	703	3.72%	73,977	705	3.81%
Savings deposits	66,612	125	.75%	77,824	192	.99%
Time deposits	252,892	3,070	4.86%	279,734	2,982	4.26%
Other borrowings	93,246	1,152	4.94%	67,399	793	4.71%

Interest bearing liabilities	538,094	5,151	3.83%	553,150	4,799	3.47%
Demand deposits	57,578			59,421
Other noninterest bearing liabilities	8,258			7,550
Stockholders' equity	72,092			71,186

Average liabilities and stockholders' equity	$676,022			$691,307

Net interest income		$4,534			$4,387

Net interest spread			2.29%			2.15%

Net yield on interest earning assets (4)			2.86%			2.68%

Interest-bearing liabilities to earning assets ratio			85.15%			85.30%

(1) –	Interest income on loans includes loan origination and other fees of $196 and $173 for the three months ended June 30, 2007 and 2006.
(2) –	Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34% tax rate.
(3) –	Non-accrual loans are included in average loans.
(4) –
Rate information was calculated on the average amortized cost for securities.  The three months ended June 30, 2007 and 2006 average balance information includes an average unrealized gain (loss) for taxable securities of ($1,214) and ($5,399) and for tax-advantaged securities of $0 and ($36).

TABLE 2

NORTHERN STATES FINANCIAL CORPORATION
ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES
For the Six Months Ended  June 30, 2007 and 2006 - Rates are Annualized
($ 000s)

	2007			2006
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets
Loans (1)(2)(3)	$373,849	$13,431	7.19%	$393,728	$13,450	6.83%
Taxable securities (4)	242,356	4,979	4.08%	250,786	4,197	3.28%
Tax advantaged securities (2) (4)	7,711	215	5.58%	6,376	174	5.44%
Federal funds sold	17,242	480	5.57%	6,776	161	4.75%

Interest earning assets	641,158	19,105	5.94%	657,666	17,982	5.42%
Noninterest earning assets	41,777			44,982

Average assets	$682,935			$702,648

Liabilities and stockholders' equity
NOW deposits	$49,609	$198	.80%	$53,966	$273	1.01%
Money market deposits	76,623	1,472	3.84%	72,725	1,314	3.61%
Savings deposits	67,127	251	.75%	77,604	415	1.07%
Time deposits	256,727	6,188	4.82%	283,158	5,814	4.11%
Other borrowings	96,888	2,424	5.00%	77,613	1,714	4.42%

Interest bearing liabilities	546,974	10,533	3.85%	565,066	9,530	3.37%
Demand deposits	56,471			58,917
Other noninterest bearing liabilities	7,847			7,563
Stockholders' equity	71,643			71,102

Average liabilities and stockholders' equity	$682,935			$702,648

Net interest income		$8,572			$8,452

Net interest spread			2.09%			2.05%

Net yield on interest earning assets (4)			2.67%			2.55%

Interest-bearing liabilities to earning assets ratio			85.31%			85.92%

(1) –	Interest income on loans includes loan origination and other fees of $256 and $234 for the six months ended June 30, 2007 and 2006.
(2) –	Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34% tax rate.
(3) –	Non-accrual loans are included in average loans.
(4) –
Rate information was calculated on the average amortized cost for securities.  The six months ended June 30, 2007 and 2006 average balance information includes an average unrealized gain (loss) for taxable securities of ($1,756) and ($5,420) and for tax-advantaged securities of $1 and ($23).

ASSET QUALITY AND THE PROVISION FOR LOAN AND LEASE LOSSES

At June 30, 2007, management, with the concurrence of the Board of Directors, after carefully reviewing the adequacy of the allowance for loan and lease losses and the levels of nonperforming and impaired loans and leases, determined that the current allowance of $3.7 million was adequate to cover probable incurred loan and lease losses. The allowance decreased by $3.5 million at June 30, 2007, from the year-end 2006 allowance of $7.2 million.  During the first six months of 2007, $2.1 million in loans and leases were charged off against the allowance compared with charge offs of $2.0 million during the same period last year.  There was $49,000 in recoveries of loans previously charged off during the six months ended June 30, 2007 compared with $6,000 in recoveries during the same period in 2006.  During the first quarter of 2007, the provision for loan and lease losses was reduced by $1.4 million and no provision was made during the second quarter of 2007 as compared with no provision during the first half of 2006.

           Nonperforming loans and leases, which includes loans and leases on nonaccrual status in addition to loans and leases 90 days or more past due and still accruing interest, totaled $6.6 million at June 30, 2007, or 1.75 percent of total loans and leases, as compared with $8.2 million at December 31, 2006, or 2.19 percent of loans and leases.   The reduction to nonperforming loans at June 30, 2007 compared to year-end was $1.6 million or 19 percent.

The Company previously disclosed its involvement in certain lease pools purchased in 2000 and 2001 from Commercial Money Center (“CMC”).  At June 30, 2007, the nonaccrual lease pools had a carrying value of  $2.0 million and are secured by surety bonds issued by RLI Insurance Company. The lease pools balances of $4.0 million at December 31, 2006 were reduced during the first quarter of 2007 to $2.0 million as $2.0 million of the lease pools were charged off against the allowance for loan and lease losses. The Company continues its litigation against RLI Insurance Company seeking performance under the terms of the surety bonds.

Also on nonaccrual status at June 30, 2007 is a $1.5 million loan for a 90-unit condominium construction project which has been classified as a nonaccrual loan since December 31, 2003.  The Company participated in this 90-unit condominium construction project with other financial institutions and only hold a portion of the total outstanding loan.  The construction project experienced substantial cost overruns and the principal borrowers declared bankruptcy.  The construction project has been completed and all of the units have been sold, with the bankruptcy trustee holding the sale proceeds in escrow.  There are disputed mechanic liens of which the majority are insured by a title company.  The bankruptcy trustee during 2006 released $2.7 million of funds held in the escrow to the Company reducing the loan balance.  The bankruptcy trustee is still holding funds in escrow until the disputed mechanic liens are resolved.  Due to court delays, the mechanic liens issue is not expected to be concluded until the first half of 2008.  Management expects to collect all of the remaining $1.5 million loan balance from the bankruptcy trustee.

The Company has a restructured nonaccrual loan with a carrying amount of $1.2 million at June 30, 2007, to a heavy equipment contractor that is secured by real estate and equipment.  The restrucured loan agreement allows the contractor 4 months to sell the properties.  If the properties are not sold in that time period several of the properties will be deeded to the Bank in lieu of foreclosure.  The Company has specifically allocated $200,000 of the allowance for loan and lease losses to this loan relationship.

Other nonaccrual loans at June 30, 2007 are loans totaling $467,000 on a restaurant/tavern secured by real estate that the borrower is attempting to sell.  Another loan for a foundry in the amount of $349,000 is on nonaccrual status to which the Bank has $100,000 of the allowance for loan and lease losses specifically allocated.   On a nonaccrual loan for an entertainment center of  $193,000, the Company has specifically allocated the entire balance to the allowance for loan and lease losses and expects to chargeoff the loan later in 2007.

Impaired loans and leases at June 30, 2007 totaled $5.8 million as compared with $9.5 million at December 31, 2006.  The Company considers a loan or lease impaired if full principal and interest will not be collected under the contractual terms of the note.  Nonaccrual loans and leases are classified as impaired.  Impaired loans and leases are carried at the present value of expected cash flows discounted at the loan's effective interest rate or at the fair value of the collateral, if the loan or lease is collateral dependent.

During the first quarter of 2007 the Company reduced its allowance for loan and lease losses and corresponding provision for loan and lease losses by $1.4 million.  The Company received payment in full during the quarter ended March 31, 2007 on a problem loan with a balance of $1.4 million at year-end 2006.  There had been $275,000 of the allowance for loan losses specifically allocated to this $1.4 million loan that was no longer needed in the allowance. The Company also had one restructured loan included as impaired at March 31, 2007 in the amount of $1.5 million where $500,000 of the allowance for loan and lease losses had been specifically allocated to this loan.  During the first quarter of 2007 the Company received additional collateral in excess of the restructured loan balance and specific allocation was no longer necessary allowing $500,000 to be reversed from the allowance. This restructured loan was later paid off in full during the second quarter of 2007.  The remaining reduction to the allowance and provision was attributable to general improvement in the credit quality of the loan portfolio.

Another component of nonperforming assets is other real estate owned, consisting of assets acquired through loan foreclosure and repossession. At June 30, 2007, other real estate owned totaled $2.9 million, decreasing from $3.0 million at December 31, 2006.  The fair value of other real estate owned is reviewed by management at least quarterly to help ensure the reasonableness of its carrying value, which is lower of cost or the fair value less estimated selling costs.  During the quarter ended March 31, 2007, the Company sold a parcel carried as other real estate owned with a carrying value of $126,000 at December 31, 2006 for $118,000 and recognized a $8,000 loss on the sale.  The property consisted of empty lots.

A two-story office building in Waukegan, Illinois that had been transferred to other real estate owned in 2004 has a carrying value of $1,147,000 as of June 30, 2007.  A contract to lease/purchase this property had been in effect in which the renter/purchaser had been making monthly payments of $7,700.  Subsequent to June 30, 2007, the rental period ended and the renter/purchaser has declined their option to purchase the property and will not renew their lease.  The Company is making efforts to sell this property.

Other real estate owned includes a property acquired in 1987 through the receipt of deed in lieu of foreclosure.  This property is a former commercial/industrial site located overlooking Lake Michigan in Waukegan, Illinois, with a carrying value of $1,710,000 at June 30, 2007.  Environmental remediation costs may be incurred in disposing of this property.  There is no requirement to undertake any remediation activities at this time.  Further, there is no pending or threatened litigation regarding the property’s environmental issues, nor are there any threatened or pending governmental orders, assessments or actions regarding the same.  Subsequent to June 30, 2007, the Company received the preliminary results of the brownfield assessment on the property.  These preliminary results showed that an end use of construction of mid-rise residential housing on the site would allow encapsulation of questionable soils at the site at an estimated cost of approximately $485,000.  To remediate the property for the construction of single family dwellings at the site would require removal of the soil at an estimated cost of approximately $4.8 million.  No determination has yet been made as to the ultimate end use of the property, which would need to be approved by the City of Waukegan as part of its Lakefront Downtown Master Plan. The appraised value of the property supports the Bank’s carrying value plus the estimated cost of encapsulation.  Due to uncertainties as to the end use of the property, at this time no liability has been recorded for these estimated environmental remediation costs.

NONINTEREST INCOME

     Noninterest income for the three months ended June 30, 2007 was $1.4 million compared to $1.3 million for the three months ended June 30, 2006, an increase of $126,000.  Service fees on deposits increased $67,000 and other trust income increased $34,000.  Other operating income during the second quarter of 2007, included a gain recognized from the sale of the Bank’s land trust area of $148,000.  The land trust area was sold as the use of land trusts has dwindled and the overhead costs of maintaining the land trust area continue to grow.  The land trust area was never considered a separate segment of the Company.  The Company’s trust and investment services area was unaffected by this sale.  Future trust income is expected to decrease approximately $15,000 per quarter due to this sale.  Other operating income did not increase for the second quarter of 2007 over the same quarter last year due to the land trust area sale as last year one-time life insurance proceeds of $75,000 and one-time check printing fees of $69,000 were received during the second quarter of 2006.

For the six months ended June 30, 2007, noninterest income was $2.6 million, an increase of $202,000 from the same time period last year.  Contributing to the increase was service fees on deposits that were $138,000 greater than for the same six months last year.  The Bank’s mortgage banking area that generates fee income from taking home mortgage applications that are funded by other financial entities, had $47,000 more in fee income during the first half of 2007 as compared to the same time period last year.

NONINTEREST EXPENSE

           Noninterest expense for the quarter ended June 30, 2007 was $4,336,000, decreasing $39,000 from the same quarter last year.  The decrease was due to lower salary and employee benefits expense of $75,000 due to increased efficiencies as the Company’s restructuring of the balance sheet reduced overhead.

The Company’s efficiency ratio, noninterest expense divided by the sum of net interest income and noninterest income, was 73.6 percent for the second quarter of 2007 as compared with 77.8 percent for the same quarter of 2006. The lower ratio for the second quarter of 2007 reflects the increased net interest income and noninterest income and the decline to noninterest expenses in the second quarter of 2007 compared to the same time period last year.

For the six months ended June 30, 2007, noninterest expense was $8.6 million, decreasing $154,000 from $8.8 million for the same period last year.  Noninterest expense declined during the first half of 2007 as compared with the first half of 2006 primarily due to decreases to salaries and other employee benefits of $30,000 and other operating expenses of $163,000.  Other operating expenses declined due to a reduction to other real estate owned expense of $99,000 as the Bank received rent payments on a building it had foreclosed on, in addition to reduced FDIC expense of $90,000 as the Bank’s risk rating was upgraded.

FEDERAL AND STATE INCOME TAXES

           For the three months ended June 30, 2007, the Company’s income tax expense was $507,000 compared with $339,000 for the same three months last year.  As a percentage of pre-tax income, tax expense was 32.6% for the three months ended June 30, 2007 and 27.1% for the same period of 2006.  As a percentage of pre-tax income, tax expense was 32.4% for the six months ended June 30, 2007 and 24.5% for the same period of 2006.  The tax rates increased in 2007 due to the increased levels of taxable income of the Company.

The Company earned interest income from U.S. Treasury and U.S. government-sponsored entity securities not subject to state income tax of $2.1 million during the second quarter of 2007 as compared with $1.9 million during the same quarter of 2006.   For the first half of 2007, U.S. Treasury and U.S. government-sponsored entity securities interest not subject to state income tax was $4.4 million as compared with $4.0 million during the same quarter of 2006.  It is expected that interest on government-sponsored securities will decrease as the balances on these securities have decreased $80.5 million since the beginning of 2007. The Company has generated state tax credits during the first half quarter of 2007 of $26,000 as compared with a credit of $161,000 during the first half of 2006 as a result of lower taxable income last year.  The Company needs to generate sufficient taxable income for state tax return purposes within 12 years in order to use up these tax credits, or the Company will need to reverse these credits.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

           The Company has contractual obligations that may not appear on the balance sheet.  Table 3 presents the Company’s significant fixed and determinable contractual obligations as of June 30, 2007, by payment date. The payment amounts in Table 3 represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts or similar carrying amount adjustments.

TABLE 3

NORTHERN STATE FINANCIAL CORPORATION
CONTRACTUAL OBLIGATIONS
As of June 30, 2007
($ 000s)

	One year or less	Greater than 1 yr. and less than or equal to 3 yrs.	Greater than 3 yrs. and less than or equal to 5 yrs.	Greater than 5 yrs.	Total
Contractual obligations
Long-term debt
Federal Home Loan Bank advance	$6,500	$0	$0	$0	$6,500
Subordinated debentures	0	0	0	10,000	10,000
Time deposits	192,846	58,852	65	0	251,763
Other contractual obligations
Standby letters of credit	10,778	0	0	0	10,778
Community Reinvestment Act
Investment commitment	220	51	0	0	271

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

           Table 4 shows how interest rate shocks of decreasing rates 1% and 2% and increasing rates 1% and 2% affect projected 12 month projected net interest income at June 30, 2007 and December 31, 2006.  The computer simulation model used to do the interest rate shocks and calculate the effect on projected net interest income takes into consideration maturity and repricing schedules of the various assets and liabilities as well as call provisions on the Company’s securities.

At June 30, 2007 the projected net interest income increases $910,000 when rates are shocked upward 2% while projected net interest income decreases $1,375,000 for a 2% downward rate shock.   At December 31, 2006 projected net interest income decreased $800,000 when rates were shocked upward 2% while projected net interest income decreased only slightly, by $10,000, for a 2% downward rate shock.  The reason for this change is that for the June 30, 2007 rate shock analysis the Company refined the assumptions used in the model regarding its money market accounts and the extent that interest rates on money market would change during a rate shock.

A review of the extent that interest rate changes affected money market interest rates at the Company during the past 10 years showed that when rates went up 100 basis points that the money market rates would increase only 45 basis points.  Historically, when rates went down 100 basis points, the Company only dropped money market rates by 45 basis points as well.  These assumptions were used for the June 30, 2007 computer simulation.  At December 31, 2006 the assumption used for money market interest rates was that for each 100 basis point rate change either up or down that the money market rate would correspondingly go up and down 100 basis points.   The effect of using the refined assumptions based on historical correlations at June 30, 2007 shows net interest income increasing with upward rate shocks and net interest income declining with downward rate shocks.

At both June 30, 2007 and December 31, 2006, the percentage changes from the base forecasted 12 month net interest income are within policy guidelines.

TABLE 4

NORTHERN STATES FINANCIAL CORPORATION
EFFECT OF INTEREST SHOCKS ON NET INTEREST INCOME
as of June 30, 2007 and December 31, 2006
($000s)

	Immediate Change in Rates
	-2.00%	-1.00%	+1.00%	+2.00%

June 30, 2007:
Dollar Change from Base Forecast	$(1,375)	$(697)	$484	$910
Percent Change from Base Forecast	-7.07%	-3.58%	2.49%	4.68%

December 31, 2006:
Dollar Change from Base Forecast	$(10)	$(2)	$(326)	$(800)
Percent Change from Base Forecast	-0.06%	-0.01%	-1.94%	-4.77%

NORTHERN STATES FINANCIAL CORPORATION

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities  Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and regulations, and that such information is accumulated and communicated to the Company's management, including its Chairman of the Board and President and Vice President and Treasurer, as appropriate, to allow timely decisions regarding required disclosures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chairman of the Board and President and Vice President and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a- 15(e) and 15d-15(e). Based upon this evaluation as of June 30, 2007, the Chairman of the Board and President and Vice President and Treasurer concluded that our disclosure controls and procedures were not effective for the reasons more fully described below related to the weakness in our  internal  control over financial reporting  identified during the audit of the 2006 internal control over financial reporting evaluation in connection with Section 404 of the Sarbanes-Oxley Act of 2002.  Progress continues to be made to remediate this material weakness that was identified at December 31, 2006.  To address the control weakness, the Company performed updated procedures to ensure the unaudited quarterly consolidated financial statements are prepared in accordance with generally accepted accounting principles.  Accordingly, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q, fairly present, in all material respects, our consolidated financial condition, consolidated results of operations and cash flows for the periods presented.

Management’s assessment continued to identify the following material weakness in the Company’s internal control over financial reporting as of June 30, 2007 (this section of Item 4. “Controls and Procedures” should be read in conjunction with Item 9A. “Controls and Procedures,” included in the Company's Form 10-K for the year ended December 31, 2006, for additional information on Management's Assessment of Internal Control Over Financial Reporting):

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

The Company identified this deficiency in its internal control over financial reporting during the audit of the year ended December 31, 2006 and accordingly, this control deficiency is in the process of being remediated. The finding discussed above was characterized as a material weakness in accordance with the rules and regulations of the Securities and Exchange Commission, as a more than remote possibility that a material misstatement to the Company's interim or annual financial statements could occur.  However, the internal control weakness identified by management did not cause a material misstatement or have an adverse impact to the Company's financial position, results of operations or control environment as of and for the three and six months ended June 30, 2007.

Changes in Internal Control over Financial Reporting

To address and remediate the material weaknesses in the Company's internal control over financial reporting at December 31, 2006, the Company made changes to its internal controls during the most recently completed fiscal quarter ended June 30, 2007 that has materially affected, or is reasonable likely to materially affect, the Company's internal controls over financial reporting.  Management, with the

NORTHERN STATES FINANCIAL CORPORATION

oversight of the Audit Committee, has addressed the issue and has taken steps to remediate the weakness. These remediation measures include changes to accounting procedures for the booking of ATM fee income as well as training of those persons monitoring and balancing the ATM procedures to insure that these errors do not reoccur.

The Company believes that the measures above have addressed the matter identified as a material weakness by management, however, the formal assessment and testing procedures have not been completed by management or the Company’s independent auditors as of June 30, 2007, and as such, the material weakness continues to exist.  The Company will continue to monitor the effectiveness of its disclosure controls and procedures, including its internal controls and procedures, on an ongoing basis and will take further actions, as appropriate.

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

Between November 2000 and August 2001, the Company purchased commercial lease pools from Commercial Money Center, a now bankrupt equipment leasing company.  The lease pools have outstanding balances of $4.0 million at June 30, 2007, but have been written down to a carrying value of $2.0 million. These lease pools are secured by assignments of rental payment streams and surety bonds.  A large part of our underwriting decision on these leases was based on the guarantees of the sureties.  These lease pools were included as impaired loans and leases at June 30, 2007 as they were at December 31, 2006, 2005 and 2004. Upon default of these lease pools, the Company made demand for payment from RLI Insurance Company (“RLI”) under the relevant surety bonds.  RLI (the “Surety”) has failed to make the payments required under the surety bonds.  As a result, in April 2002, the Company filed suit against the Surety.  The Company’s complaints alleged that the Surety is liable for payment due to the Company under the terms of the bonds.  RLI is seeking to rescind on the surety bonds alleging that the originator of the leases fraudulently induced the insurers to issue the surety bonds, and that the bonds are therefore void.  The Company has reviewed these matters with its legal counsel and believes that it has valid claims as the Surety undertook the responsibility for all credit and fraud underwriting, and waived all defenses associated with the bonds, including defenses of fraud. The Company will continue to assert all the rights and remedies available to it to obtain payment under the bonds.  However, there can be no assurance as to the exact amounts that the Company will ultimately succeed in collecting, if any.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors relating to the Company from those risk factors previously disclosed in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2006, in response to Item 1A. to Part I of Form 10-K.

NORTHERN STATES FINANCIAL CORPORATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table sets forth information in connection with purchases made by, or on behalf of, the Company of shares of the Company’s common stock during the quarterly period ended June 30, 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased under the Plans
April 1, 2007 Through April 30, 2007	0	$0.00	0	130,850
May 1, 2007 Through May 31, 2007	25,000	23.65	25,000	105,850
June 1, 2007 Through June 30, 2007	0	0.00	0	105,850
Total	25,000	$23.65	25,000	105,850

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

             None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of Northern States Financial Corporation was held on May 17, 2007, with the stockholders of record at April 2, 2007 eligible to vote in person or by proxy, with one vote for each share owned, to elect directors for a one year term each and to ratify the appointment of Plante & Moran, PLLC as independent auditors of the Company for the year ending December 31, 2007.  There were 4,203,105 shares of stock outstanding and eligible to vote as of April 2, 2007.  The appointment of Plante & Moran, PLLC as the Company’s independent auditors for the year ending December 31, 2007 was ratified

NORTHERN STATES FINANCIAL CORPORATION

by a vote of 3,833,975 FOR ratification, with 10,498 shares voting AGAINST, and 23,145 shares ABSTAINING.  The following directors were duly elected:

	Votes FOR	Votes WITHHELD
Fred Abdula	3,827,587	40,032
Kenneth W. Balza	3,825,640	41,978
Theodore A. Bertrand	3,830,305	37,313
Jack H. Blumberg	3,761,992	105,626
Frank J. Furlan	3,774,915	92,703
Harry S. Gaples	3,819,940	47,678
James A. Hollesteiner	3,817,440	50,178
Allan J. Jacobs	3,780,003	87,615
Raymond M. Mota	3,783,140	84,478
Helen Rumsa	3,603,164	54,454

ITEM 5.  OTHER INFORMATION

           None

ITEM 6.  EXHIBITS

(a)	Exhibits.

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

Exhibit 31.1 Section 302 Certification of Chairman of the Board and President.

Exhibit 31.2 Section 302 Certification of Vice President and Treasurer.

Exhibit 32.1 Section 906 Certification.

NORTHERN STATES FINANCIAL CORPORATION
FORM 10-Q
For the Quarter ended June 30, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized, on this 8th day of August 2007.

NORTHERN STATES FINANCIAL CORPORATION
(Registrant)

Date: August 8, 2007	By:	/s/ Fred Abdula
Fred Abdula Chairman of the Board of Directors and President

Date: August 8, 2007	By:	/s/ Thomas M. Nemeth
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