Form 10-Q
period 2007-09-30
NORTHERN STATES FINANCIAL CORP /DE/
filed 2007-11-07
CIK 744485

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549
_________________________________________________________

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
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

4,178,105 shares of common stock were outstanding
as of November 2, 2007

NORTHERN STATES FINANCIAL CORPORATION AND SUBSIDIARY
FORM 10-Q
For the Quarter Ended September 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Northern States Financial Corporation
Waukegan, Illinois

We have reviewed the accompanying interim condensed consolidated balance sheet of Northern States Financial Corporation as of September 30, 2007, the condensed consolidated statements of income for the three and nine month periods ended September 30, 2007 and 2006 and the condensed statements of cash flows and stockholders equity for the nine month periods ended September 30, 2007 and 2006.  These interim financial statements are the responsibility of the company's management.

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

  /s/ Plante & Moran, PLLC

Chicago, Illinois
October 29, 2007

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2007 and December 31, 2006
(In thousands of dollars) (Unaudited)

	September 30,	December 31,
Assets	2007	2006
Cash and due from banks	$13,340	$19,023
Interest bearing deposits in financial institutions -
maturities less than 90 days	179	885
Federal funds sold	4,025	10,078
Total cash and cash equivalents	17,544	29,986
Securities available for sale	205,433	279,056
Loans and leases	406,824	373,715
Less: Allowance for loan and lease losses	(4,112)	(7,162)
Loans and leases, net	402,712	366,553
Federal Home Loan Bank stock	1,445	1,445
Office buildings and equipment, net	9,275	9,394
Other real estate owned	2,857	2,983
Goodwill	9,522	9,522
Core deposit intangible asset	1,507	1,854
Accrued interest receivable and other assets	7,303	9,216
Total assets	$657,598	$710,009

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand - noninterest bearing	$55,948	$58,530
Interest bearing	435,207	464,066
Total deposits	491,155	522,596
Securities sold under repurchase agreements	72,453	86,775
Federal funds purchased	2,500	0
Federal Home Loan Bank advances	0	11,500
Subordinated debentures	10,000	10,000
Advances from borrowers for taxes and insurance	575	794
Accrued interest payable and other liabilities	7,499	6,881
Total liabilities	584,182	638,546

Stockholders’ Equity
Common stock	1,789	1,789
Additional paid-in capital	11,584	11,584
Retained earnings	67,298	65,603
Treasury stock, at cost	(7,202)	(5,961)
Accumulated other comprehensive loss	(53)	(1,552)
Total stockholders’ equity	73,416	71,463
Total liabilities and stockholders’ equity	$657,598	$710,009

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three and nine months ended September 30, 2007 and 2006
(In thousands of dollars, except per share data) (Unaudited)
	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Interest income
Loans (including fee income)	$7,059	$6,849	$20,455	$20,269
Securities
Taxable	2,283	2,105	7,262	6,302
Exempt from federal income tax	72	56	214	170
Commercial paper - maturities less than 90 days	0	115	0	115
Federal funds sold and other	271	301	751	462
Total interest income	9,685	9,426	28,682	27,318
Interest expense
Time deposits	3,017	3,272	9,205	9,086
Other deposits	920	1,059	2,841	3,061
Repurchase agreements and federal funds purchased	809	971	2,720	2,238
Federal Home Loan Bank advances	28	65	205	192
Subordinated debentures	170	170	506	490
Total interest expense	4,944	5,537	15,477	15,067
Net interest income	4,741	3,889	13,205	12,251
Provision for loan and lease losses	967	0	(458)	0
Net interest income after provision for
loan and lease losses	3,774	3,889	13,663	12,251
Noninterest income
Service fees on deposits	731	620	2,093	1,844
Trust income	184	185	611	583
Other operating income	305	496	1,092	1,248
Total noninterest income	1,220	1,301	3,796	3,675
Noninterest expense
Salaries and employee benefits	2,097	2,207	6,546	6,686
Occupancy and equipment, net	548	508	1,791	1,682
Data processing	389	395	1,216	1,190
Legal	149	57	371	247
Audit and other professional	333	259	917	911
Amortization of core deposit intangible asset	117	117	348	348
Printing and supplies	90	85	303	324
Other operating expenses	507	562	1,394	1,612
Total noninterest expense	4,230	4,190	12,886	13,000
Income before income taxes	764	1,000	4,573	2,926
Income tax expense	183	279	1,416	750
Net income	$581	$721	$3,157	$2,176

Earnings per share	$0.14	$0.17	$0.75	$0.51

Comprehensive income	$1,483	$2,040	$4,656	$3,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2007 and 2006
(In thousands of dollars) (Unaudited)
	Nine months ended
	September 30,	September 30,
	2007	2006
Cash flows from operating activities
Net income	$3,157	$2,176
Adjustments to reconcile net income to net cash from
operating activities:
Depreciation	435	434
(Gain) Loss on sale of other real estate owned	8	(62)
Provision for loan and lease losses	(458)	0
Amortization of other intangible assets	347	347
Net change in accrued interest receivable and other assets	993	(889)
Net change in accrued interest payable and other liabilities	(163)	2,056
Net cash from operating activities	4,319	4,062
Cash flows from investing activities
Proceeds from maturities and calls of securities available for sale	167,078	82,126
Purchases of securities available for sale	(90,227)	(67,346)
Proceeds from the redemption of Federal Home Loan Bank stock	0	439
Change in loans made to customers	(35,729)	16,104
Proceeds from sales of other real estate owned	118	1,542
Property and equipment expenditures	(316)	(492)
Net cash from investing activities	40,924	32,373
Cash flows from financing activities
Net increase (decrease) in:
Deposits	(31,441)	(23,269)
Securities sold under repurchase agreements
and federal funds purchased	(11,822)	9,601
Advances from borrowers for taxes and insurance	(219)	(361)
Federal Home Loan Bank advances	10,000	0
Repayment of Federal Home Loan Bank advances	(21,500)	0
Purchase of treasury stock	(1,241)	(252)
Dividends paid	(1,462)	(1,288)
Net cash used in financing activities	(57,685)	(15,569)
Net change in cash and cash equivalents	(12,442)	20,866
Cash and cash equivalents at beginning of period	29,986	29,668
Cash and cash equivalents at end of period	$17,544	$50,534

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Nine months ended Sepember 30, 2007 and 2006
(In thousands of dollars, except for per share data) (Unaudited)

				Accumulated
		Additional		Other		Total
	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	Loss	Stock, at Cost	Equity
Balance, December 31, 2005	$1,789	$11,584	$65,526	$(3,487)	$(4,660)	$70,752
Correction of errors from previous
years, January 1, 2006			(245)			(245)
Balance, January 1, 2006, restated	1,789	11,584	65,281	(3,487)	(4,660)	70,507
Net income			2,176			2,176
Cash dividends ($0.30 per share)			(1,288)			(1,288)
Purchase of 12,000 shares of
treasury stock					(252)	(252)
Unrealized gain on securities available
for sale, net of deferred tax				1,354		1,354
Balance, September 30, 2006	$1,789	$11,584	$66,169	$(2,133)	$(4,912)	$72,497

Balance, December 31, 2006	$1,789	$11,584	$65,603	$(1,552)	$(5,961)	$71,463
Net income			3,157			3,157
Cash dividends ($0.35 per share)			(1,462)			(1,462)
Purchase of 55,000 shares of
treasury stock					(1,241)	(1,241)
Unrealized gain on securities available
for sale, net of deferred tax				1,499		1,499
Balance, September 30, 2007	$1,789	$11,584	$67,298	$(53)	$(7,202)	$73,416

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended September 30, 2007

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

The following unaudited condensed financial statements have been prepared pursuant to the rules and regulation of the Securities and Exchange Commission.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

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

The interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes (or "notes thereto") of the Company for the years ended December 31, 2006 and 2005.  The results of operations for the three and nine month period ended September 30, 2007, are not necessarily indicative of the results to be expected for the full year.

Net income was utilized to calculate earnings per share for all periods presented.   The Company had no common stock equivalents during the first nine months of 2007 and the entire year of 2006.  The average outstanding common shares used for earnings per share follows:

	Three months ended		Nine months ended
	Sep. 30,	Sep. 30,	Sep. 30,	Sep. 30,
	2007	2006	2007	2006
Average outstanding common shares	4,178,105	4,283,105	4,193,013	4,290,094

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

For the Quarter Ended September 30, 2007

(Unaudited)

additional shares of its stock.  During the three months ended March 31, 2007, 30,000 shares of stock were repurchased for a total of $650,000 and during the three months ended June 30, 2007, 25,000 shares of stock were purchased for $591,000.  No shares were repurchased during the three months ended September 30, 2007.   At September 30, 2007, the Company had a total of 294,150 shares of treasury stock that it purchased under these programs.  Treasury stock is carried at cost.  The Company may purchase 105,850 shares under the remaining stock repurchase program.

Information related to common stock was as follows:

	September 30,	December 31,
	2007	2006
Par value per share	$0.40	$0.40
Authorized shares	6,500,000	6,500,000
Issued shares	4,472,255	4,472,255
Treasury shares	294,150	239,150
Outstanding shares	4,178,105	4,233,105

Note 2 – Subordinated Debentures

During September 2005, the Company issued $10 million of trust preferred securities through Northern States Statutory Trust I, a wholly-owned grantor trust, which in turn issued $10 million of trust preferred securities.  The subordinated debentures mature in September 2035.  From December 2005 until September 15, 2010, the subordinated debentures bear interest at a rate equal to the sum of the product of 50% times the 3-month LIBOR plus 1.80%, plus the product of 50% times 6.186%, and thereafter at a rate equal to the 3-month LIBOR plus 1.80%.  The rate on the subordinated debentures was 6.84019% at September 30, 2007 and is the effective rate from September 17, 2007 through December 16, 2007.  For the three and nine months ended September 30, 2007, interest expense on the subordinated debentures was $170,000 and $506,000.  For the three and nine months ended September 30, 2006, interest expense on the subordinated debentures was $170,000 and $490,000.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following discussion focuses on the consolidated financial condition of Northern States Financial Corporation (the “Company”) at September 30, 2007 and the consolidated results of operations for the three and nine month periods ended September 30, 2007, compared with the same periods of 2006.  The purpose of this discussion is to provide a better understanding of the condensed consolidated financial statements of Northern States Financial Corporation and the operations of its wholly owned subsidiary, NorStates Bank (the “Bank”) and the Bank’s wholly owned subsidiary, Northern States Community Development Corporation (“NSCDC”). This discussion should be read in conjunction with the interim condensed consolidated unaudited financial statements and notes thereto included herein.

It should be noted that the Bank’s former wholly owned subsidiary, Waukegan Hotels, LLC (“WHLLC”) mentioned in previous filings was dissolved during the second quarter, 2007.  The Bank formed WHLLC in 2006 in order to operate two motels that had been foreclosed upon and were being carried as other real estate owned.  These properties were sold in the fourth quarter of 2006 and all operations were completed in the first quarter of 2007.

Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties.  The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "plan," or similar expressions.  The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted.  The Company undertakes no obligation to update these forward-looking statements in the future.  The Company cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to September 30, 2007 to differ materially from those expressed in forward-looking statements.  Factors that could cause actual results to differ from those predicted and could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, the potential for further deterioration in the credit quality of the Company’s loan and lease portfolios, uncertainty regarding the Company’s ability to ultimately recover on the surety bonds relating to the remaining equipment lease pools and other loans currently on nonaccrual status, unanticipated changes in interest rates, general economic conditions, increasing regulatory compliance burdens or potential legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the Company’s loan or investment portfolios, deposit flows, competition, demand for loan and deposit products and financial services in the Company’s market area, and changes in accounting principles, policies and guidelines.  These risks and uncertainties should be considered in evaluating forward-looking statements.

OVERVIEW

Total assets at September 30, 2007 declined from year-end levels.  Assets totaled $657.6 million at September 30, 2007, decreasing $52.4 million or 7.4 percent from total assets of $710.0 million at December 31, 2006 as the Company restructured its balance sheet to improve earnings.  The restructuring included a decrease to federal funds sold of $6.1 million and to the securities portfolio of  $73.6 million since December 31, 2006 primarily due to maturities of lower yielding U.S. government-sponsored agency securities.  The Company primarily redeployed the liquidity made available from the federal funds sold and securities maturing during the quarter into higher yielding loans and leases, which increased $33.1 million from December 31, 2006.  The increase in loans resulted from marketing efforts made by our loan staff and from borrowers drawing on existing lines of credit.  The balance of the proceeds from the matured securities was redeployed to redeem higher cost interest-bearing deposits and borrowings.  Interest-bearing deposits decreased by $28.9 million since year-end and borrowings in the form of securities sold under repurchase agreements and Federal Home Loan Bank term advances were reduced $14.3 million and $11.5 million since December 31, 2006, respectively.

Earnings for the third quarter 2007 were $581,000 or $.14 per share as compared with $721,000 or $.17 per share for the same quarter last year.  Third quarter 2007 earnings decreased as a result of a provision to the allowance for loan and lease losses for the quarter of $967,000 due to concerns over the weakening economy and its affect on the Company’s growing loan portfolio.  Loan growth of $33.1 million since December 31, 2006 and net charge-offs of nonperforming loans contributed to the decision to increase the provision.  During the same quarter last year, the Company determined that no provision was necessary to the allowance for loan and lease losses.

During the third quarter of 2007, net interest income (interest income less interest expense) continued to improve, increasing $852,000 over the same three months last year.  The growth to net interest income is attributable to the Company’s reduction of its lower-earning U.S. government-sponsored securities portfolio and decreases to its higher cost interest-bearing deposits and securities sold under repurchase agreements since the beginning of the year.  Noninterest income decreased $81,000 during the third quarter of 2007 as the Company had no sales of other real estate owned during the three months ended September 30, 2007 while it recognized a gain of $80,000 on the sale of other real estate owned during the third quarter of 2006.  Noninterest expenses also increased $40,000 during the third quarter of 2007 as the result of increased legal fees and audit and professional fees compared to the same quarter last year.

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

Management analyzes the adequacy of the allowance for loan and lease losses at least quarterly.  Loans and leases judged to be impaired, with probable incurred loss exposure, that are no longer accruing interest, and historical net loss percentages are reviewed in the analysis of the allowance for loan and lease losses.  Factors considered in assessing the adequacy of the allowance include: changes in the type and volume of the loan and lease portfolio; review of the larger credits within the Bank; historical loss experience; current economic trends and conditions; review of the present value of expected cash flows or fair value of collateral on impaired loans and leases; portfolio growth; and other factors management deems appropriate.  Based on management’s analysis, the allowance for loan and lease losses at September 30, 2007 is adequate to cover probable incurred credit losses.

One of the components used to measure the adequacy of the allowance for loan losses is historical loss experience.  In developing its analysis, management considers that different loan classifications within the portfolio have different loss experience ratios.  For example, loans secured by real estate generally experience lower loss experience than loans secured by other assets.  As of September 30, 2007, approximately 86 percent of the Bank’s loans are secured by real estate.

Management specifically analyzes its impaired loans for probable losses.  The change in the volume of impaired loans may significantly impact the amount of estimated losses specifically allocated to these loans.  The amount of the specific allocation is dependent on the adequacy of the loan collateral and the borrowers’ ability to repay the loans.  As specific allocations are done on a loan-by-loan basis, the amount of the specific allocation is subject to greater fluctuation than an allocation for a pool of loans based on historical loss trends.  The amount of the allocations on impaired loans may fluctuate in future periods due to changes in conditions of underlying collateral and changes in the borrowers’ ability to repay.

Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets.  Goodwill is assessed for impairment annually and any such impairment will be recognized in the period identified.

Other intangible assets consist of core deposit and acquired customer relationship intangible assets arising from whole bank and branch acquisitions, which is periodically evaluated for impairment.  They are initially measured at fair value and then are amortized on the straight-line method over their estimated useful life of seven years.

FINANCIAL CONDITION

During 2007, management has concentrated on increasing the Company’s net interest income.  To this end, management has restructured the Company’s balance sheet.  The Company’s federal funds sold at September 30, 2007 decreased to $4.0 million from $10.1 million at December 31, 2006, with the liquidity provided used to partially fund increases in the Company’s loan portfolio, which grew $33.1 million from year-end.

Securities available for sale were reduced $73.6 million from December 31, 2006.  The reduction came mainly from maturities and calls of U.S. government-sponsored agency securities, which decreased $123.5 million from year-end while the carrying value of mortgage-backed securities increased $45.5 million.  The maturity of lower earning U.S. government-sponsored agency securities has increased the yield on the remaining U.S. government-sponsored agency securities portfolio to 4.46 percent at September 30, 2007 compared with 3.63 percent at December 31, 2006.  The Company has U.S. government-sponsored entity securities with a carrying amount of $42.4 million that yield 3.21 percent that will be maturing during the fourth quarter of 2007.  As these lower yielding U.S. government-sponsored entity securities mature during the next three months, the Company has the opportunity to use the funds to either fund loan growth, replace them with higher yielding securities or to lower the amounts of higher cost borrowings or interest-bearing deposits carried on its balance sheet.  It should be noted that the Company has U.S. government-sponsored entity securities with a carrying amount of $120.4 million with call provisions at September 30, 2007.  If interest rates should decline it is possible that a portion of these U.S. government-sponsored agency securities will be called and the yields earned on the securities portfolio may decrease as a consequence.

Effective July 1, 2007, the Company has entered into a contractual arrangement with First Tennessee Bank NA (“FTN”) to provide advisory services to management pertaining to the administration of the Company’s securities portfolio.  The purpose of this engagement is to assist the Company in its goal of increasing the yields earned on its securities portfolio.  During the third quarter the Company has increased the yield on its securities portfolio to 4.96 percent at September 30, 2007 as compared with 3.80 percent at December 31, 2006.

Loans and leases are the largest earning asset of the Company and totaled $406.8 million at September 30, 2007, increasing $33.1 million from $373.7 million at December 31, 2006.  The increase in loans and leases was due to the marketing efforts of the loan staff as well as draws made by borrowers on existing credit lines.  Construction loans increased $17.8 million and real estate loans secured by commercial properties increased $13.1 million.  Approximately 86 percent of the Bank’s loan portfolio at September 30, 2007 was secured by real estate.  On September 18, 2007 the prime rate was reduced 50 basis points from 8.25 percent to 7.75 percent that affected approximately $115 million in variable rate

loans.  If further rate decreases are perceived, variable rate loans may become more popular with borrowers.   Loan commitments have increased $32.0 million to $137.5 million at September 30, 2007 compared with $105.5 million at December 31, 2006.  Letters of credit also increased at September 30, 2007 to $11.4 million from $8.0 million at year-end.  At September 30, 2007, loans to related parties totaled $1.5 million.  Loan commitments and letters of credit issued to related parties were $1.9 million at September 30, 2007.  Loans, loan commitments and letters of credit to related parties are made at the same terms and conditions that are available to the public.

Deposits decreased $31.4 million, or 6.0 percent, from year-end 2006.  A majority of the decline in deposits resulted from decreases to higher cost money market accounts and time deposits of $100,000 or greater, which decreased $8.1 million and $9.4 million, respectively.  Demand, NOW and savings accounts also declined $2.6 million, $4.9 million and $5.3 million from December 31, 2006, respectively.  Time deposits under $100,000 also decreased $1.1 million from year-end.  Most of the decrease to money market accounts came from commercial depositors who used the withdrawn funds for business purposes or transferred the funds to alternative investments outside of the Bank.

The Company, as the result of management’s efforts in restructuring the balance sheet, has carefully reviewed the Bank’s deposit products and the rates paid on those products.  In order to increase its net interest income and in response to the recent lowering of the prime lending rate by 50 basis points, the Bank reduced rates paid on its deposit products.  At September 30, 2007, rates offered on time deposits of $100,000 or greater have declined 65 to 85 basis points from year-end 2006.  On money market deposits the Bank has lowered its highest tier by 85 basis points since December 31, 2006.  NOW account deposit rates have decreased 25 basis points since the end of last year.  Some of the reduction to deposit balances from December 31, 2006 can be attributed to these rate reductions.

Brokered deposits totaled $44.2 million at September 30, 2007, which approximate year-end levels.  Brokered deposits are time deposits placed in the Bank by a broker from depositors outside the Bank’s geographic area.  These deposits usually bear an interest rate of 10 to 15 basis points greater than the terms and conditions offered to local depositors.  During the next twelve months the Company has scheduled maturities of $23.3 million in brokered deposits that have a blended rate of 4.75 percent.  The Company expects to use proceeds from upcoming maturities of lower yielding U.S. government-sponsored entity securities to provide the liquidity to lower the amount of its brokered deposits as these deposits mature.

Securities sold under repurchase agreements decreased by $14.3 million to $72.5 million at September 30, 2007 from $86.8 million at December 31, 2006.  At September 30, 2007 the Company had no Federal Home Loan Bank term advances as compared with $11.5 million at year-end.  The Company reduced its repurchase agreements and term advance borrowings as higher rates are usually paid on these other borrowings than on deposits.  It is expected that higher cost securities sold under repurchase agreements will decrease further in 2007.

As previously disclosed, included in other liabilities at September 30, 2007 is $304,000 related to estimated environmental clean-up expenses of a parcel of other real estate owned, which had been sold in previous years.  The Company intends to seek reimbursement of these expenses from the State of Illinois that has an established fund for this type of cleanup.  However, there can be no assurance that the Company will be successful in obtaining any such reimbursement.

CAPITAL

           Total stockholders’ equity was $73.4 million at September 30, 2007, increasing $2.0 million from year-end 2006.  During the nine months ended September 30, 2007 there were increases to stockholder’s equity from net income of $3,157,000 and from a $1,499,000 adjustment for the change in he unrealized loss on securities available for sale, net of deferred tax.  Stockholders’ equity was decreased during the first nine months of 2007 as a result of the purchase of 55,000 shares of treasury stock for a total amount of

$1,241,000 and by the payment of a cash dividend of $.35 per share that totaled $1,462,000.  The book value of the Company’s stock at September 30, 2007 was $17.57 per share.

On a consolidated basis, the Company’s Tier 1 to total average assets ratio and total capital to assets ratio, on a risk adjusted basis, were 11.21 percent and 15.14 percent, respectively, as of September 30, 2007, and exceed the regulatory minimum for capital adequacy purposes.  Management believes that the capital position of both the Company and the Bank are adequate for current projected needs.

LIQUIDITY

The Company’s liquidity is measured by the ability to raise funds through deposits, borrowed funds, capital or cash flow from the repayment or maturities of loans and securities and net profits.   Liquidity is primarily managed through deposits, liquid assets such as cash and due from banks less any reserve requirements, securities available for sale less any pledged securities and federal funds sold.  The Bank’s liquid assets totaled $86.1 million at September 30, 2007.  Asset and liability management is the process of managing the balance sheet to achieve a mix of earning assets and liabilities in such a way that achieves an interest rate risk profile acceptable to management and assists in achieving a desired level of profitability.  An important part of the overall asset and liability management process is providing adequate liquidity.

Management reviews the liquidity ratio of the Bank monthly.  The liquidity ratio is the net liquid assets divided by net deposits and short-term liabilities.  At September 30, 2007, this ratio at the Bank was 19.6 percent and was within management’s internal policy guidelines.

Liquidity management involves the Company’s ability to meet the cash flow requirements of its customers.  The Company needs to have sufficient cash flow to meet the requirements of depositors wanting to withdraw funds or to fund loans to borrowers.  The statements of cash flows shows that for the nine months ended September 30, 2007 cash and cash equivalents were $17.5 million decreasing $12.4 million from December 31, 2006.

Federal funds sold, interest bearing deposits in banks and available for sale securities, particularly those of shorter maturities, are principal sources of liquidity.  Federal funds sold at September 30, 2007 were $4.0 million.  The liquidity provided by the decrease in federal funds sold was used to partially fund the loan growth of $33.1 million since year-end.  The Company classifies all of its securities as available for sale, which increases the Company's flexibility in that the Company can use its unpledged securities to meet liquidity requirements by increasing its repurchase agreement balances or public time deposits of $100,000 or greater that often require the pledging of securities.  Securities available for sale totaled $205.4 million at September 30, 2007 of which $131.4 million were pledged to secure public deposits and repurchase agreements.

During the first nine months of 2007, the Company had incoming cash flows from maturities and calls of securities available for sale of $167.1 million while it had cash outflows for purchases of securities of $90.2 million.  These securities activities during this period of 2007 provided liquidity of $76.9 million.  This liquidity was used to restructure the liability components of the Company’s balance sheet such as deposits, repurchased agreements and Federal Home Loan Bank term advance borrowings that decreased by $31.4 million, $14.3 million and $11.5 million, respectively, with the balance of the liquidity used to fund loan growth.

Other sources of liquidity available to the Company are deposits and borrowings.  The Company may use brokered deposits as a source of liquidity.  At September 30, 2007, the Company had drawn $2.5 million on its federal funds purchased arrangement from an independent bank. The Company has $22.5 million remaining available through this arrangement at September 30, 2007.  The Company has an additional $8.6 million available for short term borrowings from the Federal Home Loan Bank for liquidity purposes.

RESULTS OF OPERATIONS

NET INCOME

Consolidated net income for the quarter ended September 30, 2007 was $581,000, decreasing $140,000 compared with net income of $721,000 for the same quarter of 2006.  The annualized return on average assets was .35 percent for the quarter, decreasing from .40 percent for the same quarter the previous year.  Although net interest income increased by $852,000 during the quarter, the concern over the weakening economy and its affect on the Company’s growing loan portfolio and the level of net charge-offs induced management to make a provision to the allowance for loan and lease losses for the quarter of $967,000.  During the same quarter last year, the Company determined that no provision was necessary.  Net income for the quarter was also affected by decreases to nonintinerest income of $81,000 and increases to noninterest expenses of $40,000.

For the nine months ended September 30, 2007, net income was $3,157,000 as compared with $2,176,000 for the first nine months of 2006.  The annualized return on average assets for the first nine months of 2007 was .62 percent increasing from .41percent for the same period of 2006.  The increase to net income for the first nine months of 2007 is primarily the result of the Company’s improved net interest income that was $954,000 above net interest income for the same nine months of 2006.  Also contributing to the increase to net income was the net reduction of $458,000 to the provision for loan and leases loss expense.

NET INTEREST INCOME

Net interest income, the difference between interest income on earning assets and interest expense on interest bearing liabilities, increased $852,000 to $4.7 million during the three months ended September 30, 2007 compared with $3.9 million for the same quarter of 2006.  Net interest income during the third quarter of 2007 grew as yields earned on its loans and taxable securities increased while rates paid for deposits and borrowings remained stable.  Table 1 shows that the average yield on loans was 7.26 percent for the three months ended September 30, 2007 as compared with 7.02 percent for the same period of 2006, an increase of 24 basis points.  The yield on taxable securities increased even more significantly during the quarter to 4.60 percent compared with 3.39 percent for the same quarter last year, an increase of 121 basis points.  The increase to taxable securities yields during the third quarter of 2007 was due to maturities of approximately $137.0 million of U.S. government-sponsored entity securities having an average yield of 3.04 percent during the first nine months of 2007.  The Company was able to purchase new securities that earn higher yields or use the funds provided by the maturities to make loans or lower interest bearing deposits and borrowings.  Rates on interest bearing liabilities remained stable at 3.81 percent for the quarter ended September 30, 2007 compared to the 3.83 percent for the same quarter of 2006.

The Company has taken steps to increase its net interest income by constantly reviewing its deposit rates and adjusting them if appropriate.  To date in 2007, the Company has lowered the rates offered on its time deposits by 65 to 85 basis points.  Although lowering rates paid on deposit products may result in some decreases in deposit balances, the Company believes this strategy will ultimately result in increased net interest income and profitability.  The Company expects to decreased its levels of higher cost brokered deposits as these deposits mature.  At September 30, 2007, there is $23.3 million of brokered deposits, currently being paid an average of 4.75 percent, scheduled to mature within the next 12 months.

TABLE 1

NORTHERN STATES FINANCIAL CORPORATION
ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES
For the Three Months Ended  September 30, 2007 and 2006 - Rates are Annualized
($ 000s)

	2007			2006
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Loans (1)(2)(3)	$390,223	$7,081	7.26%	$390,944	$6,864	7.02%
Taxable securities (4)	197,623	2,283	4.60%	243,661	2,105	3.39%
Tax advantaged securities (2) (4)	7,684	109	5.66%	6,226	84	5.37%
Commercial paper - maturities
less than 90 days	0	0	0.00%	8,454	115	5.44%
Federal funds sold	21,496	271	5.04%	22,097	301	5.45%
Interest earning assets	617,026	9,744	6.31%	671,382	9,469	5.60%
Noninterest earning assets	39,539			44,649
Average assets	$656,565			$716,031

Liabilities and stockholders' equity
equity
NOW deposits	$46,447	$101	0.87%	$51,857	$120	0.93%
Money market deposits	75,873	696	3.67%	73,976	765	4.14%
Savings deposits	64,523	123	0.76%	74,397	174	0.94%
Time deposits	248,264	3,017	4.86%	283,791	3,272	4.61%
Other borrowings	83,715	1,007	4.81%	94,908	1,206	5.08%
Interest bearing liabilities	518,822	4,944	3.81%	578,929	5,537	3.83%
Demand deposits	57,308			57,669
Other noninterest bearing liabilities	7,589			7,998
Stockholders' equity	72,846			71,435
Average liabilities and
stockholders' equity	$656,565			$716,031

Net interest income		$4,800			$3,932

Net interest spread			2.50%			1.77%

Net yield on interest earning assets (4)			3.11%			2.33%

Interest-bearing liabilities
to earning assets ratio			84.08%			86.23%

(1) -	Interest income on loans includes loan origination and other fees of $71 and $62 for the three months ended September 30, 2007 and 2006.
(2) -	Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34% tax rate.
(3) -	Non-accrual loans are included in average loans.
(4) -
Rate information was calculated on the average amortized cost for securities.  The three months ended September 30, 2007 and 2006 average balance information includes an average unrealized gain (loss) for taxable securities of ($790) and ($4,871) and for tax-advantaged securities of ($20) and ($29).

TABLE 2

NORTHERN STATES FINANCIAL CORPORATION
ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES
For the Nine Months Ended  September 30, 2007 and 2006 - Rates are Annualized
($ 000s)

	2007			2006
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Loans (1)(2)(3)	$379,307	$20,512	7.21%	$392,800	$20,314	6.90%
Taxable securities (4)	227,445	7,262	4.23%	248,411	6,302	3.31%
Tax advantaged securities (2) (4)	7,702	324	5.60%	6,326	258	5.42%
Commercial paper - maturities
less than 90 days	0	0	0.00%	2,818	115	5.44%
Federal funds sold	18,660	751	5.37%	11,883	462	5.18%
Interest earning assets	633,114	28,849	6.06%	662,238	27,451	5.48%
Noninterest earning assets	41,031			44,871
Average assets	$674,145			$707,109

Liabilities and stockholders' equity
equity
NOW deposits	$48,555	$299	0.82%	$53,263	$393	0.98%
Money market deposits	76,373	2,168	3.78%	73,142	2,079	3.79%
Savings deposits	66,259	374	0.75%	76,535	589	1.03%
Time deposits	253,906	9,205	4.83%	283,369	9,086	4.28%
Other borrowings	92,497	3,431	4.95%	83,378	2,920	4.67%
Interest bearing liabilities	537,590	15,477	3.84%	569,687	15,067	3.53%
Demand deposits	56,750			58,501
Other noninterest bearing liabilities	7,761			7,708
Stockholders' equity	72,044			71,213
Average liabilities and
stockholders' equity	$674,145			$707,109

Net interest income		$13,372			$12,384

Net interest spread			2.22%			1.95%

Net yield on interest earning assets (4)			2.81%			2.47%

Interest-bearing liabilities
to earning assets ratio			84.91%			86.02%

(1) -	Interest income on loans includes loan origination and other fees of $327 and $296 for the nine months ended September 30, 2007 and 2006.
(2) -	Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34% tax rate.
(3) -	Non-accrual loans are included in average loans.
(4) -
Rate information was calculated on the average amortized cost for securities.  The nine months ended September 30, 2007 and 2006 average balance information includes an average unrealized gain (loss) for taxable securities of ($1,434) and ($5,237) and for tax-advantaged securities of ($6) and ($25).

Table 2 shows that during the nine months ended September 30, 2007, net interest income on a fully tax equivalent basis increased $988,000 compared with the same period of 2006.  The increase to net interest income was brought about by growth in yields earned on loans, taxable securities and federal funds sold that increased to a greater extent than growth in rates paid on interest bearing liabilities.   Table 2 shows that average yields on interest earning assets increased 58 basis points during the nine months ended September 30, 2007 as compared with the same period last year while average rates paid on interest bearing liabilities increased by only 31 basis points.

ASSET QUALITY AND THE PROVISION FOR LOAN AND LEASE LOSSES

At September 30, 2007, management, with the concurrence of the Board of Directors, after carefully reviewing the adequacy of the allowance for loan and lease losses and the levels of nonperforming and impaired loans and leases, determined that the current allowance of $4.1 million was adequate to cover probable incurred loan and lease losses.  At September 30, 2007, the allowance decreased by $3.1 million from the year-end 2006 allowance of $7.2 million.  During the first nine months of 2007, $2.6 million in loans and leases were charged off against the allowance compared with charge-offs of $3.1 million during the same period last year.  There was $50,000 in recoveries of loans previously charged off during the nine months ended September 30, 2007 compared with $36,000 in recoveries during the same period in 2006.  During the nine months ended September 30, 2007, there was a negative provision for loan and lease losses of $458,000 compared to no provision during the same period of 2006.

During the third quarter of 2007, concern over the weakening economy and its affect on the Company’s growing loan portfolio induced management to make a provision to the allowance for loan and lease losses for the quarter of $967,000.  Loan growth of $33.1 million since December 31, 2006 and the charging-off of $585,000 of nonperforming loans during the third quarter of 2007 also contributed to this decision to increase the allowance.

During the first quarter of 2007, the Company reduced its allowance for loan and lease loss and booked a negative provision for loan and lease losses by $1.4 million. This reduction occurred as the Company significantly reduced its nonperforming loans from year-end 2006 and found that some allocations of the allowance were no longer necessary.

Nonperforming loans and leases, which includes loans and leases on nonaccrual status in addition to loans and leases 90 days or more past due and still accruing interest, totaled $6.7 million at September 30, 2007, or 1.64 percent of total loans and leases, as compared with $8.2 million at December 31, 2006, or 2.19 percent of loans and leases.   The reduction to nonperforming loans at September 30, 2007 compared to year-end was $1.5 million or approximately 19 percent.

The Company previously disclosed its involvement in certain lease pools purchased in 2000 and 2001 from Commercial Money Center (“CMC”).  At September 30, 2007, the nonaccrual lease pools had a carrying value of  $2.0 million and are secured by surety bonds issued by RLI Insurance Company. The lease pools balances of $4.0 million at December 31, 2006 were reduced during the first quarter of 2007 to $2.0 million as $2.0 million of the lease pools were charged off against the allowance for loan and lease losses.  The Company continues its litigation against RLI Insurance Company seeking performance under the terms of the surety bonds.

Also on nonaccrual status at September 30, 2007 is a $1.5 million loan for a 90-unit condominium construction project which has been classified as a nonaccrual loan since December 31, 2003.  The Company participated in this 90-unit condominium construction project with other financial institutions and only holds a portion of the total outstanding loan.  The construction project experienced substantial cost overruns and the principal borrowers declared bankruptcy.  The construction project has been completed and all of the units have been sold, with the bankruptcy trustee holding the sale proceeds in escrow.  There are disputed mechanic liens of which the majority are insured by a title company.  The bankruptcy trustee during 2006 released funds held in the escrow to the Company reducing the loan balance by $2.7 million.  The bankruptcy trustee is still holding funds in escrow until the disputed mechanic liens are resolved.  Due to court delays, the mechanic liens issue is not expected to be concluded until the first half of 2008.  Management expects to collect all of the remaining $1.5 million loan balance from the bankruptcy trustee.

The Company has a restructured nonaccrual loan with a carrying amount of $1.2 million at September 30, 2007, to a heavy equipment contractor that is secured by real estate.  The original restructured 4-month loan agreement has lapsed and subsequent to September 30, 2007 payment of $200,000 was received reducing the outstanding balance to $1.0 million.  The Company is in negotiations to extend the agreement an additional 6 months to allow the borrower to sell the properties.  If the properties are not sold in that time, the Bank may take possession of several of the properties in lieu of foreclosure.  The Company believes that the value of the secured real estate is sufficient to collect all of the outstanding loan balance.

At September 30, 2007, there are nonaccrual loans totaling $465,000 on a restaurant/tavern secured by real estate that the borrower is attempting to sell.  The Bank has $50,000 of the allowance for loan and lease losses specifically allocated to these loans.

Impaired loans and leases at September 30, 2007 totaled $5.2 million as compared with $9.5 million at December 31, 2006.  The Company considers a loan or lease impaired if full principal and interest will not be collected under the contractual terms of the note.  Nonaccrual loans and leases are classified as impaired.  Impaired loans and leases are carried at the present value of expected cash flows discounted at the loan's effective interest rate or at the fair value of the collateral, if the loan or lease is collateral dependent.

Another component of nonperforming assets is other real estate owned, consisting of assets acquired through loan foreclosure and repossession. At September 30, 2007, other real estate owned totaled $2.9 million, decreasing from $3.0 million at December 31, 2006.  The fair value of other real estate owned is reviewed by management at least quarterly to help ensure the reasonableness of its carrying value, which is lower of cost or the fair value less estimated selling costs.

A two-story office building in Waukegan, Illinois that had been transferred to other real estate owned in 2004 has a carrying value of $1,147,000 as of September 30, 2007.  During the third quarter 2007, a contract to lease/purchase this property that had been in effect in which monthly payments of $7,700 were made to the Bank was allowed to lapse by the renter/purchaser.  The Company is making efforts to sell this property.

Other real estate owned includes a property acquired in 1987 through the receipt of deed in lieu of foreclosure.  This property is a former commercial/industrial site located overlooking Lake Michigan in Waukegan, Illinois, with a carrying value of $1,710,000 at September 30, 2007.  Environmental remediation costs may be incurred in disposing of this property.  There is no requirement to undertake any remediation activities at this time.  Further, there is no pending or threatened litigation regarding the property’s environmental issues, nor are there any threatened or pending governmental orders, assessments or actions regarding the same.  During the quarter ending September 30, 2007, the Company received the preliminary results of the brownfield assessment on the property.  These preliminary results showed that an end use of construction of mid-rise residential housing on the site would allow encapsulation of questionable soils at the site at an estimated cost of approximately $485,000.  To remediate the property for the construction of single family dwellings at the site would require removal of the soil at an estimated cost of approximately $4.8 million.  No determination has yet been made as to the ultimate end use of the property, which would need to be approved by the City of Waukegan as part of its Lakefront Downtown Master Plan. The appraised value of the property supports the Bank’s carrying value plus the estimated cost of encapsulation of $485,000 for the end use of mid-rise residential units.  Due to uncertainties as to the end use of the property, at this time no liability has been recorded for these estimated environmental remediation costs.

NONINTEREST INCOME

     Noninterest income for the three months ended September 30, 2007 was $1.2 million compared to $1.3 million for the three months ended September 30, 2006, a decrease of $81,000.  Service fees on deposits increased $111,000 due to increased service charges on commercial checking accounts and continued increases to overdraft fee income during the third quarter 2007.  Other operating income during the third quarter of 2007 was $305,000, a decline of  $191,000 from the same quarter last year.  The decrease in other operating income is due to mortgage banking income decreasing $29,000 due to a decline in these activities and ATM and debit fee income decreasing $66,000 from last year due to changes to the recognition of this fee source.  Contributing to the decline was a gain on real estate owned of $80,000 during the third quarter 2006, while in the third quarter of 2007 there were no such gains.

For the nine months ended September 30, 2007, noninterest income was $3.8 million, an increase of $121,000 from the same time period last year.  Contributing to the increase was service fees on deposits that were $249,000 greater than for the same nine months last year.  Trust income was also $28,000 greater for the nine months ended September 30, 2007 compared to last year.  Other operating income declined $156,000 as gains on sales of other real estate owned were $70,000 less during the nine months ended September 30, 2007 as compared to the same period last year.  Fee income on ATM and debit card transactions was also $102,000 less than last year.

NONINTEREST EXPENSE

Noninterest expense for the quarter ended September 30, 2007 was $4,230,000, increasing only  $40,000 or 1 percent from the same quarter last year.  Salaries and employee expense declined during the quarter by $110,000 due to increased efficiencies as the Company’s restructuring of the balance sheet allowing the Company to reduce the number of full time equivalent employees to 153 at September 30, 2007 as compared to 180 at December 31, 2006.  Offsetting the decline in salaries, legal expense increased $92,000 and audit and other professional fees increased $74,000.  Legal expense expenses increased during the quarter due to litigation involving the nonperforming loans, while audit and other professional fees increased in part due to professional fees paid to FTN for advisory services pertaining to the administration of the Company’s securities portfolio that began during the third quarter of 2007.

The Company’s efficiency ratio, noninterest expense divided by the sum of net interest income and noninterest income, was 71.0 percent for the third quarter of 2007 as compared with 80.7 percent for the same quarter of 2006. The lower ratio for the three months ended September 30, 2007 reflects the increased net interest income in the third quarter of 2007 compared to the same time period last year.

For the nine months ended September 30, 2007, noninterest expense was $12.9 million, decreasing $114,000 from $13.0 million for the same period last year.  Noninterest expense declined during the first nine months of 2007 as compared with the same period of 2006 primarily due to decreases to salaries and other employee benefits of $140,000 and other operating expenses of $218,000.  Other operating expenses declined due to a reduction to other real estate owned expense of $98,000 as the Bank received rent payments on a building it had foreclosed on that have now stopped.  Other operating expenses also were reduced, as FDIC expense was $92,000 less as the Bank’s risk rating was upgraded.  Partially offsetting these declines were increases to occupancy and equipment expenses of $109,000 and legal expenses of $124,000.  Occupancy and equipment expenses increased as maintenance expenses continue to rise due to the age of the Company’s buildings and equipment, while legal expenses increased due to nonperforming loan issues.

FEDERAL AND STATE INCOME TAXES

For the three months ended September 30, 2007, the Company’s income tax expense was $183,000 compared with $279,000 for the same three months last year.  As a percentage of pre-tax income, tax expense was 24.0% for the three months ended September 30, 2007 and 27.9% for the same period of 2006. The decrease in tax rate for the third quarter of 2007 was caused by the decrease in taxable income during the quarter.  As a percentage of pre-tax income, tax expense was 31.0% for the nine months ended September 30, 2007 and 25.6% for the same period of 2006.  The tax rate increased for the nine months ended September 30, 2007 due to the growth of the Company’s taxable income while nontaxable income items remained constant in 2007 as compared with 2006.

The Bank earned interest income from U.S. Treasury and U.S. government-sponsored entity securities not subject to state income tax of $1.7 million during the third quarter of 2007 as compared with $1.9 million during the same quarter of 2006.  For the nine months of 2007, U.S. Treasury and U.S. government-sponsored entity securities interest not subject to state income tax was $6.1 million as compared with $5.9 million during the same period of 2006.  It is expected that interest on U.S. government-sponsored securities will decrease as the balances on these securities have decreased $123.5 million since the beginning of 2007. The Bank has generated state tax credits during the nine months ended September 30, 2007 of $62,000 as compared with credits of $172,000 during the same period of 2006.  The Company expects to generate sufficient taxable income for state tax return purposes within 12 years in order to use up these tax credits.  If the Company would be unable to generate sufficient state taxable income within the 12 years it would need to reverse these credits.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The Company has contractual obligations that may not appear on the balance sheet.  Table 3 presents the Company’s significant fixed and determinable contractual obligations as of September 30, 2007 by payment date. The payment amounts in Table 3 represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts or similar carrying amount adjustments.

TABLE 3

NORTHERN STATE FINANCIAL CORPORATION
CONTRACTUAL OBLIGATIONS
As of September 30, 2007
($ 000s)

		Greater than	Greater than
		1 yr. and less	3 yrs. and less
	One year	than or equal	than or equal	Greater than
Contractual obligations	or less	to 3 yrs.	to 5 yrs.	5 yrs.	Total
Long-term debt
Subordinated debentures	$-	$-	$-	$10,000	$10,000
Time deposits	193,716	54,621	65	-	248,402
Other contractual obligations
Standby letters of credit	11,398	-	-	-	11,398
Community Reinvestment Act
investment commitment	220	51	-	-	271

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

Table 4 shows how interest rate shocks of decreasing rates 1 percent and 2 percent and increasing rates 1% and 2% affect projected 12 month projected net interest income at September 30, 2007 and December 31, 2006.  The computer simulation model used to do the interest rate shocks and calculate the effect on projected net interest income takes into consideration maturity and repricing schedules of the various assets and liabilities as well as call provisions on the Company’s securities.

At September 30, 2007 the projected net interest income increases $368,000 when rates are shocked upward 2 percent while projected net interest income decreases $605,000 for a 2 percent downward rate shock.   At December 31, 2006 projected net interest income decreased $800,000 when rates were shocked upward 2 percent while projected net interest income decreased only slightly, by $10,000, for a 2 percent downward rate shock.  The reason for this change is that for the September 30, 2007 rate shock analysis the Company refined the assumptions used in the model regarding its money market accounts and the extent that interest rates on money market would change during a rate shock.

A review of the extent that interest rate changes affected money market interest rates at the Company during the past 10 years showed that when rates went up 100 basis points that the money market rates would increase only 45 basis points.  Historically, when rates went down 100 basis points, the Company only dropped money market rates by 45 basis points as well.  These assumptions were used for the September 30, 2007 computer simulation.  At December 31, 2006 the assumption used for money market interest rates was that for each 100 basis point rate change either up or down that the money market rate would correspondingly go up and down 100 basis points.   The effect of using the refined assumptions based on historical correlations at September 30, 2007 shows net interest income increasing with upward rate shocks and net interest income declining with downward rate shocks.

At both September 30, 2007 and December 31, 2006, the percentage changes from the base forecasted 12-month net interest income are within policy guidelines.

TABLE 4

NORTHERN STATES FINANCIAL CORPORATION
EFFECT OF INTEREST SHOCKS ON NET INTEREST INCOME
as of September 30, 2007 and December 31, 2006
($000s)

		Immediate Change in Rates
	-2.00%	-1.00%	+1.00%	+2.00%

September 30, 2007:
Dollar Change from Base Forecast	$(605)	$(221)	$485	$368
Percent Change from Base Forecast	-3.14%	-1.15%	2.51%	1.91%

December 31, 2006:
Dollar Change from Base Forecast	$(10)	$(2)	$(326)	$(800)
Percent Change from Base Forecast	-0.06%	-0.01%	-1.94%	-4.77%

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

NORTHERN STATES FINANCIAL CORPORATION

Management’s assessment continued to identify the following material weakness in the Company’s internal control over financial reporting as of September 30, 2007 (this section of Item 4. “Controls and Procedures” should be read in conjunction with Item 9A. “Controls and Procedures,” included in the Company's Form 10-K for the year ended December 31, 2006, for additional information on Management's Assessment of Internal Control Over Financial Reporting):

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

The Company identified this deficiency in its internal control over financial reporting during the audit of the year ended December 31, 2006 and accordingly, this control deficiency is in the process of being remediated. The finding discussed above was characterized as a material weakness in accordance with the rules and regulations of the Securities and Exchange Commission, as a more than remote possibility that a material misstatement to the Company's interim or annual financial statements could occur.  However, the internal control weakness identified by management did not cause a material misstatement or have an adverse impact to the Company's financial position, results of operations or control environment as of and for the three and nine months ended September 30, 2007.

Changes in Internal Control over Financial Reporting

To address and remediate the material weaknesses in the Company's internal control over financial reporting at December 31, 2006, the Company made changes to its internal controls during the most recently completed fiscal quarter ended September 30, 2007 that has materially affected, or is reasonable likely to materially affect, the Company's internal controls over financial reporting.  Management, with the oversight of the Audit Committee, has addressed the issue and has taken steps to remediate the weakness. These remediation measures include changes to accounting procedures for the booking of ATM fee income as well as training of those persons monitoring and balancing the ATM procedures to insure that these errors do not reoccur.

The Company believes that the measures above have addressed the matter identified as a material weakness by management, however, the formal assessment and testing procedures have not been completed by management or the Company’s independent auditors as of September 30, 2007, and as such, the material weakness continues to exist.  The Company will continue to monitor the effectiveness of its disclosure controls and procedures, including its internal controls and procedures, on an ongoing basis and will take further actions, as appropriate.

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

NORTHERN STATES FINANCIAL CORPORATION

Between November 2000 and August 2001, the Company purchased commercial lease pools from Commercial Money Center, a now bankrupt equipment leasing company.  The lease pools have outstanding balances of $4.0 million at September 30, 2007, but have been written down to a carrying value of $2.0 million. These lease pools are secured by assignments of rental payment streams and surety bonds.  A large part of our underwriting decision on these leases was based on the guarantees of the sureties.  These lease pools were included as impaired loans and leases at September 30, 2007 as they were at December 31, 2006, 2005 and 2004. Upon default of these lease pools, the Company made demand for payment from RLI Insurance Company (“RLI”) under the relevant surety bonds.  RLI (the “Surety”) has failed to make the payments required under the surety bonds.  As a result, in April 2002, the Company filed suit against the Surety.  The Company’s complaints alleged that the Surety is liable for payment due to the Company under the terms of the bonds.  RLI is seeking to rescind on the surety bonds alleging that the originator of the leases fraudulently induced the insurers to issue the surety bonds, and that the bonds are therefore void.  The Company has reviewed these matters with its legal counsel and believes that it has valid claims as the Surety undertook the responsibility for all credit and fraud underwriting, and waived all defenses associated with the bonds, including defenses of fraud. The Company will continue to assert all the rights and remedies available to it to obtain payment under the bonds.  However, there can be no assurance as to the exact amounts that the Company will ultimately succeed in collecting, if any.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors relating to the Company from those risk factors previously disclosed in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2006, in response to Item 1A. to Part I of Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

There were no purchases made by, or on behalf of, the Company of shares of the Company’s common stock during the quarterly period ended September 30, 2007.

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

Exhibit 31.1 Section 302 Certification of Chairman of the Board and President.

Exhibit 31.2 Section 302 Certification of Vice President and Treasurer.

Exhibit 32.1 Section 906 Certification.

NORTHERN STATES FINANCIAL CORPORATION
FORM 10-Q
For the Quarter ended September 30, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized, on this 7th day of November 2007.

NORTHERN STATES FINANCIAL CORPORATION
(Registrant)

Date: November 7, 2007	By:	/s/Fred Abdula
Fred Abdula Chairman of the Board of Directors and President

Date: November 7, 2007	By:	/s/Thomas M. Nemeth
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