Form 10-K
period 2007-12-31
NORTHERN STATES FINANCIAL CORP /DE/
filed 2008-03-14
CIK 744485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “accelerated filer”, “large accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Nonaccelerated filer ☐	Small reporting company ☐
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
     The aggregate market value of the voting shares held by nonaffiliates of the Registrant is $64,149,044, as of June 29, 2007, based on the last sale price of the Registrant’s common stock on June 29, 2007 of $23.99 per share. Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are “affiliates”.
     As of March 14, 2008, 4,178,105 shares of the Registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of Parts II and IV are incorporated by reference from the Registrant’s 2007 Annual Report to Stockholders; and a portion of Part III is incorporated by reference from the Registrant’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be held on May 22, 2008.
     Except for those portions of the 2007 Annual Report incorporated by reference, the Annual Report is not deemed filed as part of this Report.

i

PART I
Item 1. Business
     Cautionary Note About Forward-Looking Statements. Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. Northern States Financial Corporation (the “Company”) cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to December 31, 2007 to differ materially from those expressed in forward-looking statements contained in this report. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company and its subsidiaries include, but are not limited to, the potential for further deterioration in the credit quality of the Company’s loan and lease portfolios, uncertainty regarding the Company’s ability to ultimately recover on the surety bonds relating to the remaining equipment lease pools currently on nonaccrual status, unanticipated changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the Company’s investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, and changes in accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating any forward-looking statements.
THE COMPANY
Overview
     The Company is a bank holding company organized in 1984 under the laws of the state of Delaware, for the purpose of becoming the parent bank holding company of the Bank of Waukegan. In 1991, the Company acquired First Federal Bank, fsb (“First Federal” or the “Thrift”). In 1998 the Thrift was merged with and into the Bank of Waukegan. On January 5, 2004, Northern States Financial Corporation acquired First State Bank of Round Lake (“First State Bank”). On November 10, 2005 First State Bank was merged with and into the Bank of Waukegan and the name of the merged entity was changed to NorStates Bank (the “Bank’).
     The Company is registered under the Bank Holding Company Act of 1956, as amended, and owns all the outstanding stock of the Bank. At December 31, 2007, the Company had 309 registered stockholders of record, 4,178,105 shares of Common Stock outstanding, and total consolidated assets of approximately $638 million. Aside from the stock of the Bank and cash, the Company has no other substantial assets.
     As a community-oriented, independent banking organization in Lake County in the State of Illinois, the Company is well positioned to take advantage of the growth in the communities in Lake County, Illinois and the surrounding counties. The Company (or its predecessors) has continuously served the community since 1919 when First Federal was chartered. The Company’s local management, coupled with its long record of service, has allowed it to compete successfully in the banking market. The Bank operates as a traditional community-oriented bank with conveniently located branches and a professional staff.
     Neither the Company nor the Bank has material patents, licenses or franchises except the Bank’s charter, which permits it to engage in banking and offer trust services pursuant to applicable law.
     The principal business of the Company, operating through the Bank, consists of traditional retail and commercial banking activities, including attracting deposits and securities sold under repurchase agreements from the general public, making commercial loans, loans secured by residential and commercial real estate and consumer loans, and operating mortgage banking and trust businesses.
     The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are currently made available free of charge via the Company’s internet website (www.nsfc.net) as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the “Commission”).
Subsidiary Operations
     NorStates Bank was chartered as a state bank in 1962 and is located in Waukegan, Illinois. Waukegan is located approximately 37 miles north of Chicago, Illinois and has a population of approximately 90,000. At December 31, 2007, NorStates Bank had total assets of approximately $638 million, loans and leases of approximately $436 million, deposits of approximately $485 million and stockholder’s equity of approximately $79 million. The Bank has three branch offices located in Waukegan, one office located in Antioch, Illinois, one office located in Gurnee, Illinois, one office located in Winthrop Harbor, Illinois, one office in Round Lake Beach, Illinois and one office in Round Lake, Illinois.
     The Bank provides traditional community banking services to individuals, businesses and local governmental units in northeastern Illinois and southeastern Wisconsin.
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
     The Bank’s trust department acts as executor, administrator, trustee, conservator, guardian, custodian and agent. At December 31, 2007, the Trust Department had assets under management or custodial arrangements of approximately $179 million. Its office is located at the Bank’s branch office at 3233 Grand Avenue, Waukegan, Illinois.
     During 2002 the Bank formed Northern States Community Development Corporation (“NSCDC”), a wholly-owned subsidiary of the Bank. NSCDC’s assets consist of cash and of other real estate owned. This subsidiary was formed for the purpose of developing and selling a parcel of other real estate owned as part of the City of Waukegan’s lakefront development plans. At December 31, 2007, assets of NSCDC totaled $1.7 million, which includes cash of $31,000, and the property valued at $1,710,000, and were consolidated into the NorStates Bank’s financial statements.
     During 2006 the Bank formed Waukegan Hotels LLC (“WHLLC”), a wholly-owned subsidiary of the Bank. This subsidiary was formed for the purpose of selling two motels that the Bank acquired by foreclosure. These motels were sold during the fourth quarter of 2006 and the Bank dissolved this entity during the second quarter of 2007 after all liabilities were settled.
COMPANY OPERATING STRATEGY
     Corporate policy, strategy and goals are established by the Board of Directors of the Company. Pursuant to the Company’s philosophy, the Company also establishes operational and administrative policies for the Bank. Within this framework, the Bank focuses on providing personalized services and quality products to customers to meet the needs of the communities in which it operates.
     As part of its community banking approach, the Company encourages the officers of the Bank to actively participate in community organizations. In addition, within credit and rate of return parameters, the Company attempts to ensure that the Bank meets the credit needs of the community. In addition, the Bank invests in local municipal securities.
Lending Activities
     General - The Bank provides a wide range of commercial and retail lending services to corporations, partnerships and individuals, including, but not limited to, commercial business loans, commercial and residential real estate construction and mortgage loans, consumer loans, revolving lines of credit and letters of credit. The installment loan department makes direct and indirect loans to consumers and commercial customers. The mortgage department originates and services commercial and residential mortgages. The Bank’s mortgage banking operation originates mortgage loans on behalf of other financial institutions that fund and own the loans.
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

     Mortgage Banking - From 1991 until 1998, the Bank funded conforming long-term residential mortgage loans and sold them in the secondary market with servicing retained. Since 1998, the Bank’s mortgage banking operation originates mortgage loans for a fee on behalf of other financial institutions that fund and own the loans. The Bank does not retain servicing on these originated mortgage loans. The Bank had a portfolio of serviced mortgages of approximately $2.2 million at December 31, 2007.
     Consumer Lending - The Bank’s consumer lending department provide all types of consumer loans including motor vehicle, home improvement, home equity, unsecured loans and small personal credit lines.
     Trust Activities
     The Bank’s trust and investment services department has been providing trust services to the community for over 20 years. As of December 31, 2007, the Bank had approximately $179 million of trust assets under management and provides a full complement of trust services for individuals and corporations, including land trust services.
     To build on the trust department’s mainstay of personal trust administration, the trust department’s focus is in two major areas: (i) investment management for individuals and (ii) administration and investment services for employee benefit plans.
COMPETITION
     The Company and the Bank encounter significant competition in all of their activities. The Chicago metropolitan area and suburban Lake County have a high density of financial institutions, many of which are significantly larger and have substantially greater financial resources than the Company and its subsidiaries, and all of which are competitors of the Company and its subsidiaries to varying degrees. In Lake County, Illinois there are 47 commercial banks and savings institutions. The Company and the Bank are subject to intense competition from various financial institutions, including state and national banks, state and federal savings associations, credit unions, certain non-banking consumer lenders, and other companies or firms, including brokerage firms and mortgage brokers, that provide similar services in northeastern Illinois. The Bank competes also with Internet-based financial institutions, money market funds and with insurance companies with respect to its individual retirement accounts.
     Continuing reduction in the effective restrictions on the interstate operations of financial institutions has increased competition. The Company and the Bank face additional competition for deposits from short-term money market mutual funds and other corporate and government securities funds.
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

EMPLOYEES
     The Company and its subsidiaries employed 166 full-time equivalent employees as of December 31, 2007. None of the Company’s employees is represented by any collective bargaining group. The Company offers a variety of employee benefits and management considers its employee relations to be good.
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
SUPERVISION AND REGULATION
     Financial institutions and their holding companies are extensively regulated under federal and state laws. As a result, the business, financial condition and prospects of the Company and its bank subsidiary can be materially affected not only by management decisions and general economic conditions, but also by applicable statutes and regulations and other regulatory pronouncements and policies promulgated by regulatory agencies with jurisdiction over the Company and the Bank, such as the Board of Governors of the Federal Reserve System (“FRB”), the Federal Deposit Insurance Corporation (“FDIC”) and the Illinois Department of Financial and Professional Regulation (“IDFPR”). Such statutes, regulations and other pronouncements and policies are intended to protect depositors and the FDIC’s deposit insurance funds, rather than stockholders of banks and bank holding companies.
     This description is not intended to be a complete explanation of such statutes and regulations and their effect on the Company and the Bank and is qualified in its entirety by reference to the actual statutes and regulations. These statutes and regulations may change in the future, and we cannot predict what effect these changes, if made, will have on our operations.
     The Company is a bank holding company under the Bank Holding Company Act of 1956, as amended (the “Act”), and subject to supervision and regulation by the FRB. The Bank is an Illinois State-Chartered bank subject to supervision and regulation by the IDFPR and the FDIC. Under the Act and the FRB’s regulations, a bank holding company, as well as certain of its subsidiaries, are prohibited from engaging in certain tie-in arrangements in connection with an extension of credit, lease, sale of property, furnishings or services. That means that, except with respect to traditional banking products, a bank holding company may not condition a customer’s purchase of one service on the purchase of another of the holding company’s services. The Act also requires prior FRB approval for, among other things, a bank holding company’s acquisition of direct or indirect control more than 5% of the voting shares or substantially all of the assets of any bank or for a merger or consolidation of a bank holding company with another bank holding company.

     With limited exceptions, the Act prohibits a bank holding company from acquiring direct or indirect ownership or control of voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or performing services for its authorized subsidiaries. A bank holding company may, however, engage in or acquire an interest in a company that engages in activities that the FRB has determined, by regulation or order, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto, such as owning and operating a savings association, performing functions or activities that may be performed by a trust company, owning a mortgage company, or acting as an investment or financial advisor. The FRB, as a matter of policy, may require a bank holding company to be well-capitalized at the time of filing an acquisition application and upon consummation of the acquisition.
     The Gramm-Leach-Bliley Act (the “GLB Act”) permits qualifying holding companies, called “financial holding companies,” to engage in, or to affiliate with companies engaged in, a full range of financial activities including banking, certain insurance activities (including insurance underwriting and portfolio investing), securities activities and merchant banking activities. A bank holding company’s subsidiary banks must be “well-capitalized” and “well-managed” and have at least a “satisfactory” Community Reinvestment Act (the “CRA”) rating for the bank holding company to elect, and maintain, status as a financial holding company.
     Under the Illinois Banking Act (the “IBA”), any acquisition of our stock that results in a change in control may be required to obtain the prior approval of the IDFPR. Under the Change in Bank Control Act, a person may be required to obtain the prior regulatory approval of the FRB before acquiring the power to directly or indirectly control the management, operations or policies of the Company or before acquiring control of 10% or more of any class of our outstanding voting stock.
     The Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Act”) permits a bank holding company that is adequately capitalized and managed to acquire, with certain limitations and approval, a bank located in a state other than the bank holding company’s home state. The Interstate Act also permits a bank, with the approval of the appropriate Federal bank regulatory agency, to establish a de novo branch in a state, other than the bank’s home state, in which the bank does not presently maintain a branch if the host state has enacted a law that applies equally to all banks and expressly permits all out-of-state banks to branch de novo into the host state. Banks having different home states may, under certain circumstances, with approval of the appropriate Federal bank regulatory agency, merge across state lines.
     It is the policy of the FRB that the Company is expected to act as a source of financial and managerial strength to the Bank and to commit resources to support the Bank. The FRB takes the position that in implementing this policy, it may require the Company to provide such support when the Company otherwise would not consider itself able to do so.
     The Illinois Bank Holding Company Act permits Illinois bank holding companies to acquire control of banks in any state and permits bank holding companies whose principal place of business is in another state to acquire control of Illinois banks or bank holding companies, upon satisfactory application to the IDFPR. In reviewing any such application, the IDFPR will review, among other things, compliance by the applicant with the requirements of the CRA and other information designed to determine such banks’ abilities to meet community credit needs.

     Federal and state statutes place certain restrictions and limitations on transactions between banks and their affiliates, which includes holding companies. Among other provisions, these laws place restrictions upon:
-	extensions of credit by a bank to its affiliates;

-	the purchase by a bank of assets from its affiliates;

-	the issuance of guarantees, acceptances or letters of credit by a bank on behalf of its affiliates; and

-	investments by a bank in stock or other securities issued by affiliates or acceptance thereof as collateral for an extension of credit to its affiliates.
     Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”), an insured depository institution which is commonly controlled with another insured depository institution shall generally be liable for any loss incurred, or reasonably anticipated to be incurred, by the FDIC in connection with the default of such commonly controlled institution, or for any assistance provided by the FDIC to such commonly controlled institution, which is in danger of default. The term “default” is defined to mean the appointment of a conservator or receiver for such institution. It is completely within the discretion of the FDIC whether or not to issue a notice of assessment to the liable institution for the estimated amount of the loss incurred or reasonable anticipated to be incurred by the FDIC.
     Federal Reserve policy provides that a bank holding company should generally not pay dividends unless (i) the bank holding company’s net income over the prior year is sufficient to fully fund the dividends; and (ii) the prospective rate of earnings retention appears consistent with the capital needs, asset quality and overall financial condition of the bank holding company and its subsidiaries. Additionally, the Federal Reserve possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to prohibit or limit the payment of dividends by bank holding companies.
     Delaware law also places certain limitations on the ability of the Company to pay dividends. For example, if the capital of the holding company has been diminished to an amount less than the aggregate amount of capital represented by the issued and outstanding stock, a dividend shall not be paid until the deficiency in capital is repaired. Since a major potential source of the Company’s revenue is dividends the Company expects to receive from the Bank, the Company’s ability to pay dividends is likely to be dependent on the amount of dividends paid by the Bank. No assurance can be given that the Bank will, in any circumstances, pay dividends to the Company. Various statutes and regulations impose restrictions on the payment of dividends by the Bank, as described below.
     Under the IBA, the Company’s subsidiary bank is permitted to declare and pay dividends in amounts up to the amount of its accumulated net profits provided that it shall retain to its surplus until the same shall be equal to its capital. In no event may the Bank, while it continues its banking business, pay dividends in excess of its net profits then on hand (after deductions for losses and bad debts).
     As a FDIC-insured institution, is required to pay deposit insurance premiums based on the risk it poses to the Deposit Insurance Fund (the “DIF”). The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve statutorily required reserve ratios in the insurance fund and to impose special additional assessments. To determine an institution’s assessment rate, the FDIC places each insured depository institution in one of four risk categories using a two-step process based on capital and supervisory information. Each depository institution is assigned to one of three capital groups: “well capitalized,” “adequately capitalized” or “undercapitalized.” Each institution is then assigned one of three supervisory ratings: “A” (institutions with few minor weaknesses), “B” (institutions which demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to DIF) and “C” (institutions that pose a substantial probability of loss to DIF unless effective corrective action is taken). Banks classified as strongest by the FDIC are subject to the lowest insurance assessment rate; banks classified as weakest by the FDIC are subject to the highest insurance assessment rate. In addition to its insurance assessment, each insured financial institution is subject to quarterly debt service assessments (“FICO assessments”) in connection with bonds issued by a government corporation that financed the federal savings and loan bailout of the 1980s. For the third quarter of 2007, the FICO assessment rate for the Bank was 1.14 cents per $100 in assessable deposits. The Bank has estimated premium assessment credits of $291,000 that will be applied to the FDIC insurance assessment. The Bank estimates that the premium assessment credit will be completely depleted during the third quarter 2008, which at that time future FDIC assessments may substantially increase for the Bank.
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
     The respective Federal bank regulators have adopted risk-based capital guidelines for banks and bank holding companies. Under the FDIC regulations, a bank is adequately capitalized if its minimum ratio of qualifying total capital to risk-weighted assets, including certain off-balance sheet items (the “Total Risk-Based Capital Ratio”), is 8%, and the minimum ratio of that portion of total capital that is composed of items such as common stock, related additional paid-in capital, retained earnings, certain types of perpetual preferred stock and certain minority interests, less certain intangibles and other assets, including goodwill (“Tier 1 Capital”), to risk-weighted assets (the “Tier 1 Risk-Based Capital Ratio”) is 4%. The balance of total capital may consist of items such as other preferred stock, certain other instruments, and limited amounts of subordinated debt and the loan and lease loss allowance. The minimum ratio of Tier 1 Capital to total assets (the “Leverage Ratio”) for banks is 4%.
     Under FRB capital guidelines, bank holding companies are required to maintain a minimum Total Risk-Based Capital Ratio of 8%, of which at least 4% must be in the form of Tier 1 Capital. The minimum Leverage Ratio is 3% for strong bank holding companies (those rated a composite “1” under the FRB’s rating system) and 4% for all other bank holding companies. The FRB’s guidelines provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels.
     As of December 31, 2007, the Company had a Leverage Ratio of 11.27%, a Tier 1 Risked-Based Ratio of 13.88% and a Total Risked-Based Capital Ratio of 14.77%. As of December 31, 2007, the Bank had a Leverage Ratio of 10.64%, a Tier 1 Risked-Based Ratio of 13.32% and a Total Risked-Based Capital Ratio of 14.23%.
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
     The FDIA, as amended by FDICIA and the Interstate Act require the FDIC, together with the other federal bank regulatory agencies, to prescribe standards of safety and soundness, by regulations or guidelines, relating generally to operations and management, asset growth, asset quality, earnings, stock valuation, and compensation. The FDIC and the other federal bank regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. In addition, the FDIC adopted regulations that authorize, but do not require, the FDIC to order an institution that has been given notice by the FDIC that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the FDIC must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the “prompt corrective action” provisions of FDICIA. If an institution fails to comply with such an order, the FDIC may seek to enforce such order in judicial proceedings and to impose civil money penalties. The FDIC and the other federal bank regulatory agencies also adopted guidelines for asset quality and earnings standards.
     As an insured depository institution, the Bank is subject to FRB regulations requiring depository institutions to maintain reserves against a specified percentage of transaction accounts (primarily NOW and regular checking). Reserves are maintained in the form of vault cash or non-interest bearing deposits with the FRB. The first $9.3 million of transaction accounts (subject to adjustments by the FRB) are exempted from the reserve requirements. The FRB regulations generally require 3% reserves on the next $43.9 million of transaction accounts. For transaction accounts totaling over $43.9 million, FRB regulations require reserves of $1,038,000 plus 10% of the amount over $43.9 million. The Bank is in compliance with the forgoing requirements.
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
     The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “PATRIOT Act”), which amended the BSA, contains anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanisms for the U.S. government. The PATRIOT Act provisions include the following: standards for verifying customer identification when opening accounts; rules to promote cooperation among financial institutions, regulators and law enforcement; and due diligence requirements for financial institutions that administer, maintain or manage certain bank accounts. The Bank is subject to BSA and PATRIOT Act requirements.
     Under the CRA, a financial institution has a continuing and affirmative obligation, consistent with the safe and sound operation of such institution, to serve the “convenience and needs” of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires each federal banking agency, in connection with its examination of a financial institution, to assess and assign one of four ratings to the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution, including applications for charters, branches and other deposit facilities, relocations, mergers, consolidations and acquisitions of assets or assumptions of liabilities. The CRA also requires that all institutions make public disclosure of their CRA ratings. The Bank received a “satisfactory” rating on its most recent CRA examination in May 2007.
     The Bank is subject to many state and Federal statutes and regulations that are designed to protect consumers, including the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act and the Home Mortgage Disclosure Act.
Item 1A. Risk Factors
     Our business, financial condition and results of operations are subject to various risks, including those discussed below, which may affect the value of our common stock. Set forth below are certain risk factors which we believe to be relevant to an understanding of our business. This list should not be considered a comprehensive list of all potential risks and uncertainties. You should also refer to the other information included or incorporated by reference in this Form 10-K, including our consolidated financial statements and related notes for the year ended December 31, 2007.

     Significant risk factors include:
     Interest rate risk — Our earnings and profitability depend significantly on our net interest income, which is the difference between the interest earned on loans and investments and the interest paid on deposits and borrowings. Since interest rates can fluctuate in response to general economic conditions and the policies of various governmental and regulatory agencies, including the Federal Reserve Board, our asset-liability management strategy may not be able to prevent changes in interest rates from having a material adverse effect on our results of operations and financial condition.
     Geographic risk — We operate primarily in the Chicago market and a prolonged economic downturn in this market could have a negative impact on earnings.
     Credit Risk — Our loan customers may not repay their loans according to their terms and the collateral may be insufficient to repay the loan. Management makes various assumptions in determining the adequacy of the allowance for loan and lease losses and if those assumptions are incorrect, the result could have an adverse affect on our results of operations and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion of our allowance for loan and lease losses.
     Regulatory Risk — We are subject to extensive federal and state legislation and supervision which governs nearly every aspect of our business. The burden of compliance has in the past and will continue to have an impact on the banking industry and changes to these laws could affect our ability to deliver or expand our services. See “Supervision and Regulation”.
     Industry Risk — We operate in a rapidly changing and intensely competitive market, with numerous competitors including other banks and insurance companies, securities dealers, trust and investment companies and mortgage bankers. Our profitability depends upon our continued success in competing in the Chicago market.
     Operational Risk — We are subject to operations risks, including, but not limited to, an interruption or breach in security of information systems, customer or employee fraud and catastrophic failures. While we maintain a system of internal controls and insurance coverage where applicable, an event may occur that has an adverse affect on our results of operations and financial condition.
     Personnel Risk — Our success depends upon the continued service of our senior management team and our ability to attract and retain qualified financial services personnel. Loss of key personnel could negatively impact our results of operations and financial condition through loss of their customer relationships and the potential difficulty promptly replacing officers in this competitive environment.
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
     Between November 2000 and August 2001, the Company purchased commercial lease pools from Commercial Money Center, a now bankrupt equipment leasing company. These lease pools have a carrying value at December 31, 2007 of $2.0 million and are secured by assignments of payment streams, underlying equipment and surety bonds. At year-end 2006 the Company carried these lease pools at $4.0 million and during 2007 the Company partially charged off $2.0 million of these lease pools to its allowance for loan and lease losses. At year-end 2007 the Company carried these lease pools at $2.0 million as impaired loans. A large part of Company’s underwriting decision on these leases was based on the guarantees of the underlying sureties. These lease pools are included as impaired loans and leases at December 31, 2005, 2006 and 2007. Upon default of these lease pools, the Company made demand for payment from RLI Insurance Company (“RLI”) under the relevant surety bonds. RLI (the “Surety”) has failed to make the payments required under the surety bonds. As a result, in April 2002, the Company filed suit against the Surety. The Company’s complaints alleged that the Surety is liable for payment due to the Company under the terms of the bonds. RLI is seeking to rescind on the surety bonds alleging that the originator of the leases fraudulently induced the insurers to issue the surety bonds, and that the bonds are therefore void. The Company has reviewed these matters with its legal counsel and believes that it has valid claims as the Surety undertook the responsibility for all credit and fraud underwriting, and waived all defenses associated with the bonds, including defenses of fraud. The Company will continue to assert all the rights and remedies available to it to obtain payment under the bonds. The Company and RLI are currently in the process of settlement negotiations and discovery in the case is currently ongoing. However, there can be no assurance as to the exact amounts that the Company will ultimately succeed in collecting, if any.
Item 4. Submission of Matters to a Vote of Security Holders
     Not Applicable.

PART II

Item 5.	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     The information set forth under the captions “Stockholder Information”; “Stock Market Information”; and “Cash Dividends” in the 2007 Annual Report to Stockholders (filed as Exhibit 13 to this report) is incorporated herein by reference.
     The following table sets forth information in connection with purchases made by, or on behalf of, the Company of shares of the Company’s common stock during the quarterly period ended December 31, 2007.

			Total Number	Maximum Number
	Total Number	Average	of Shares Purchased	of Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
Period	Purchased (1)	per Share	Announced Plans	under the Plans

October 1, 2007 Through October 31, 2007	0	$—	0	105,850

November 1, 2007 Through November 30, 2007	0	$—	0	105,850

December 1, 2007 Through December 31, 2007	0	$—	0	105,850

Total	0	$—	0	105,850

(1)	On April 17, 2002, the Company’s Board of Directors authorized the repurchase of up to 200,000 shares of the Company’s common stock either in open market or private transactions. On February 19, 2003, the Company’s Board of Directors authorized the repurchase of an additional 200,000 shares. (No time limit has been set for the completion of the repurchase programs.)
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

     Stock Performance Graph
COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG NORTHERN STATES FINANCIAL CORPORATION,
NASDAQ MARKET GROUP AND PEER GROUP INDEX
ASSUMES $100 INVESTED ON
DECEMBER 31, 2002
ASSUMES REINVESTMENT OF DIVIDENDS

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Northern States	$100.00	$106.50	$120.04	$75.44	$79.22	$93.00
Peer Group	100.00	150.00	197.67	201.62	185.93	131.57
NASDAQ Index	100.00	150.01	162.89	165.13	180.85	198.60

Item 6. Selected Financial Data
     The information set forth under the caption “Selected Consolidated Financial Data” in the 2007 Annual Report to Stockholders (filed as Exhibit 13 to this report) is incorporated herein by reference.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2007 Annual Report to Stockholders (filed as Exhibit 13 to this report) is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     The information set forth under the caption “Quantitative and Qualitative Disclosures about Market Risk” in the 2007 Annual Report to Stockholders (filed as Exhibit 13 to this report) is incorporated herein by reference.
Item 8. Financial Statements and Supplementary Data
     The consolidated financial statements and related notes including the information in the unaudited Note 17, “Quarterly Financial Data (Unaudited)” of the Company and the Independent Auditors’ Report as set forth in the 2007 Annual Report to Stockholders (filed as Exhibit 13 to this report) are incorporated herein by reference.
     The portions of the 2007 Annual Report to Stockholders which are not specifically incorporated by reference as a part of this Form 10-K are not deemed to be a part of this report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
Disclosure Control and Procedures
     Northern States Financial Corporation (the “Company”) maintains disclosure and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chairman of the Board and President and Vice President and Treasurer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision and with the participation of the Chairman of the Board and President and Vice President and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon, and as of the date of that evaluation, the Chairman of the Board and President and Vice President and Treasurer concluded that the Company’s disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms.

     Report on Management’s Assessment of Internal Control over Financial Reporting
     The management of Northern States Financial Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
     Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework”. Based on that assessment, management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective based on the criteria established in “Internal Control-Integrated Framework”.
     The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, has been audited by Plante & Moran, PLLC, an independent registered public accounting firm. As stated in their report dated March 7, 2008, they express an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.

/s/ Fred Abdula	/s/ Thomas M. Nemeth

Fred Abdula	Thomas M. Nemeth
Chairman of the Board & President	Vice President & Treasurer

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Northern States Financial Corporation and Subsidiaries
     We have audited Northern States Financial Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Northern States Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
     In our opinion, Northern States Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2007 consolidated financial statements of Northern States Financial Corporation and subsidiaries and our report dated March 7, 2008 expressed an unqualified opinion thereon.

/s/ Plante & Moran, PLLC

Plante & Moran, PLLC
Chicago, Illinois
March 7, 2008

Internal Control over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
     None.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance
     DIRECTORS - The information required by this item with respect to Directors of the Company is set forth under the caption “Directors and Executive Officers” in the Company’s definitive proxy statement, relating to its 2008 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of December 31, 2007 and is incorporated herein by reference as if set forth in full herein as permitted by the General Instruction G(3) to Form 10-K.
     EXECUTIVE OFFICERS - The Company’s executive officers are Fred Abdula, the President of the Company, Kerry Biegay, Vice President of the Company, Thomas M. Nemeth, Vice President and Treasurer of the Company, and Shelly Christian, Executive Vice President and Chief Lending Officer of the Bank. The information called for by this item with respect to executive officers is set forth under the caption “Directors and Executive Officers” in the Company’s Proxy Statement and is incorporated herein by reference.
     The information set forth under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement is incorporated herein by reference.
     Information regarding the Company’s Nominating and Corporate Governance Committee of its Board of Directors and the procedures by which stockholders may recommend nominees to the Company’s Board of Directors, and information regarding the Company’s Audit Committee of its Board of Directors and its “audit committee financial expert”, is included in the Company’s Proxy Statement under the headings “Corporate Governance—Director Nomination Procedures—Stockholder Director Nominee Recommendations”, “Corporate Governance—Board Committees—Nominating and Corporate Governance Committee”, and “Corporate Governance—Board Committees—Audit Committee” and is incorporated herein by reference.
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
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)	1. Financial Statements

All financial statements of the Company are incorporated herein by reference as set forth under Item 8, Part II of this report on Form 10-K

2.	Financial Statement Schedules Not applicable

3.	Exhibits (Numbered in accordance with Item 601 of Regulation S-K)

The following exhibits are filed as part of this report:
3.1	Articles of Incorporation of the Company, as amended to date. (Filed with Company’s annual report on Form 10-K for the year ended December 31, 1994, (Commission File 0-19300) and incorporated herein by reference.)

3.2	Bylaws of the Company, as amended to date. (Filed with Company’s quarterly report on Form 10-Q for the quarter ended and restated March 31, 2004, (Commission File 0-19300) and incorporated herein by reference.)

11	Statement of Computation of per share earnings. (Contained in Notes 1 and 14 to the Company’s consolidated financial statements included in the 2007 Annual Report to Stockholders (filed as Exhibit 13 to this report) and incorporated herein by reference.)

13	Copy of portions of the Company’s Annual Report to Stockholders for the year ended December 31, 2007. This exhibit, except for portions thereof that have been specifically incorporated by reference into this report, is furnished for the information of the Commission and shall not be deemed “filed” as part hereof.

14	Code of Ethics

21	List of Subsidiaries

24	Powers of Attorney (set forth on signature page)

31.1	Section 302 Certification of Chairman of the Board and President

31.2	Section 302 Certification of Vice President and Treasurer

32	Section 906 Certification.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, on this 14th day of March 2008.
NORTHERN STATES FINANCIAL
CORPORATION
(Registrant)

Fred Abdula,
Chairman of the Board and President
/s/ Fred Abdula	(Principal Executive Officer)

Thomas M. Nemeth,
Vice President and Treasurer
(Principal Financial Officer and Principal
/s/ Thomas M. Nemeth	Accounting Officer)

POWER OF ATTORNEY
     Each director of the Registrant, whose signature appears below, hereby appoints Fred Abdula and Thomas M. Nemeth and each of them severally, as his attorney-in-fact, to sign in his name and on his behalf, as a director of the Registrant, and to file with the Commission any and all Amendments to this Report on Form 10-K, on this 14th day of March 2008.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on this 14th day of March 2008.

Fred Abdula, Director	/s/ Fred Abdula

Kenneth W. Balza, Director	/s/ Kenneth W. Balza

Theodore A. Bertrand, Director	/s/ Theodore A. Bertrand

Jack H. Blumberg, Director	/s/ Jack H. Blumberg

Frank J. Furlan, Director	/s/ Frank J. Furlan

Harry S. Gaples, Director	/s/ Harry S. Gaples

James A. Hollensteiner, Director	/s/ James A.. Hollensteiner

Allan J. Jacobs, Director	/s/ Allan J. Jacobs

Raymond M. Mota, Director	/s/ Raymond M. Mota

Helen Rumsa, Director	/s/ Helen Rumsa

NORTHERN STATES FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2007
EXHIBIT INDEX

Exhibits
3.1	Articles of Incorporation of the Company, as amended to date. (Filed with Company’s annual report on Form 10-K for the year ended December 31, 1994, (Commission File 0-19300) and incorporated herein by reference.)

3.2	Bylaws of the Company, as amended to date. (Filed with Company’s annual report on Form 10-Q for the quarter ended March 31, 2004, (Commission File 0-19300) and incorporated herein by reference.)

11	Statement of Computation of per share earnings. Contained in Notes 1 and 14 to the consolidated financial statements, disclosed in the 2007 Annual Report to Stockholders (filed as Exhibit 13 to this report) and incorporated herein by reference

13	Copy of portions of the Company’s Annual Report to Stockholders for the year ended December 31, 2007. This exhibit, except for portions thereof that have been specifically incorporated by reference into this Report, is furnished for the information of the Commission and shall not be deemed “filed” as part hereof

14	Code of Ethics

21	List of Subsidiaries

24	Power of Attorney (set forth on signature page)

31.1	Section 302 Certification of Chairman of the Board and President

31.2	Section 302 Certification of Vice President and Treasurer

32	Section 906 Certification