Form 10-Q
period 2008-03-31
NORTHERN STATES FINANCIAL CORP /DE/
filed 2008-05-12
CIK 744485

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549
_________________________________________________________

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.        YES: ☒             NO: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large Accelerated Filer ☐    Accelerated Filer ☒    Non-accelerated Filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      YES:  ☐          NO:  ☒

4,072,255 shares of common stock were outstanding
at May 8, 2008

NORTHERN STATES FINANCIAL CORPORATION AND SUBSIDIARY
FORM 10-Q
For the Quarter Ended March 31, 2008

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Northern States Financial Corporation
Waukegan, Illinois

We have reviewed the accompanying interim condensed consolidated balance sheet of NORTHERN STATES FINANCIAL CORPORATION as of March 31, 2008, the condensed consolidated statements of income for the three month periods ended March 31, 2008 and 2007 and the condensed statements of cash flows and stockholders equity for the three month periods ended March 31, 2008 and 2007.  These interim financial statements are the responsibility of the company's management.

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

/s/Plante & Moran, PLLC
Chicago, Illinois
May 8, 2008

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2008 and December 31, 2007
(In thousands of dollars) (Unaudited)

	March 31,	December 31,
Assets	2008	2007
Cash and due from banks	$12,106	$14,273
Interest bearing deposits in financial institutions - maturities less than 90 days	119	180
Federal funds sold	2,512	9,181
Total cash and cash equivalents	14,737	23,634
Securities available for sale	139,536	153,277
Loans and leases	465,396	435,734
Less: Allowance for loan and lease losses	(4,829)	(4,606)
Loans and leases, net	460,567	431,128
Federal Home Loan Bank stock	1,445	1,445
Office buildings and equipment, net	9,175	9,198
Other real estate owned	2,857	2,857
Goodwill	9,522	9,522
Core deposit intangible asset	1,274	1,390
Accrued interest receivable and other assets	5,721	5,705
Total assets	$644,834	$638,156

Liabilities and Stockholders' Equity
Liabilities
Deposits
Demand - noninterest bearing	$58,671	$60,015
Interest bearing	430,339	420,944
Total deposits	489,010	480,959
Securities sold under repurchase agreements	47,013	66,797
Federal funds purchased	16,900	0
Subordinated debentures	10,000	10,000
Advances from borrowers for taxes and insurance	1,238	1,066
Accrued interest payable and other liabilities	6,854	5,880
Total liabilities	571,015	564,702

Stockholders' Equity
Common stock (Par value $40 per share, 6,500,000 authorized, 4,472,255 shares issued at March 31, 2008 and December 31, 2007)	1,789	1,789
Additional paid-in capital	11,584	11,584
Retained earnings	68,184	66,983
Treasury stock, at cost (344,150 shares at March 31, 2008 and 294,150 at December 31, 2007)	(8,195)	(7,202)
Accumulated other comprehensive income	457	300
Total stockholders' equity	73,819	73,454
Total liabilities and stockholders' equity	$644,834	$638,156

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three months ended March 31, 2008 and 2007
(In thousands of dollars, except per share data) (Unaudited)

	Three months ended
	March 31,	March 31,
	2008	2007
Interest income
Loans (including fee income)	$7,246	$6,583
Securities
Taxable	1,888	2,622
Exempt from federal income tax	115	71
Federal funds sold and other	70	90
Total interest income	9,319	9,366
Interest expense
Time deposits	2,826	3,118
Other deposits	479	991
Repurchase agreements and federal funds purchased	410	994
Federal Home Loan Bank advances	62	113
Subordinated debentures	159	166
Total interest expense	3,936	5,382
Net interest income	5,383	3,984
Provision for loan and lease losses	263	(1,425)
Net interest income after provision for loan and lease losses	5,120	5,409
Noninterest income
Service fees on deposits	634	656
Trust income	213	211
Other operating income	293	299
Total noninterest income	1,140	1,166
Noninterest expense
Salaries and employee benefits	2,216	2,301
Occupancy and equipment, net	634	598
Data processing	439	379
Legal	84	139
Audit and other professional	352	297
Amortization of core deposit intangible asset	116	116
Other operating expenses	589	490
Total noninterest expense	4,430	4,320
Income before income taxes	1,830	2,255
Income tax expense	629	726
Net income	$1,201	$1,529

Earnings per share	$0.29	$0.36

Comprehensive income (loss)	$1,358	$2,315

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2008 and 2007
(In thousands of dollars) (Unaudited)

	Three months ended
	March 31,	March 31,
	2008	2007
Cash flows from operating activities
Net income	$1,201	$1,529
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	125	145
Amortization of other intangible assets	116	116
Provision for loan and lease losses	263	0
Reversal of provision for loan and lease losses	0	(1,425)
Loss on sale of other real estate owned	0	8
Net change in accrued interest receivable and other assets	25	465
Net change in accrued interest payable and other liabilities	(19)	(98)
Net cash from operating activities	1,711	740
Cash flows from investing activities
Proceeds from maturities and calls of securities available for sale	59,526	53,753
Purchases of securities available for sale	(45,528)	(29,954)
Change in loans made to customers	(29,843)	351
Property and equipment expenditures	(102)	(152)
Proceeds from sales of other real estate owned	0	118
Net cash from investing activities	(15,947)	24,116
Cash flows from financing activities
Net increase (decrease) in:
Deposits	8,051	(14,971)
Securities sold under repurchase agreements and federal funds purchased	(2,884)	(5,663)
Advances from borrowers for taxes and insurance	172	361
Federal Home Loan Bank advances	25,000	10,000
Repayment of Federal Home Loan Bank advances	(25,000)	(15,000)
Purchases of treasury stock	0	(650)
Net cash from financing activities	5,339	(25,923)
Net change in cash and cash equivalents	(8,897)	(1,067)
Cash and cash equivalents at beginning of period	23,634	29,986
Cash and cash equivalents at end of period	$14,737	$28,919

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
Three months ended March 31, 2008 and 2007
(In thousands of dollars, except for per share data) (Unaudited)

					Accumulated
		Additional			Other	Total
	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders'
	Stock	Capital	Earnings	Stock, at Cost	Income (Loss)	Equity
Balance, December 31, 2006	$1,789	$11,584	$65,603	$(5,961)	$(1,552)	$71,463
Net income			1,529			1,529
Purchase of 30,000 shares of common stock as treasury stock				(650)		(650)

Unrealized gain on securities available for sale, net of deferred tax					786	786
Balance, March 31, 2007	$1,789	$11,584	$67,132	$(6,611)	$(766)	$73,128

Balance, December 31, 2007	$1,789	$11,584	$66,983	$(7,202)	$300	$73,454
Net income			1,201			1,201
Purchase of 50,000 shares of common stock as treasury stock				(993)		(993)
Unrealized gain on securities available for sale, net of deferred tax					157	157
Balance, March 31, 2008	$1,789	$11,584	$68,184	$(8,195)	$457	$73,819

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

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

           The interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes (or "notes thereto") of the Company for the years ended December 31, 2007 and 2006.  The results of operations for the three month period ended March 31, 2008, are not necessarily indicative of the results to be expected for the full year.

Net income was utilized to calculate earnings per share for all periods presented.   The Company had no common stock equivalents during the first three months of 2008 and the entire year of 2007.  The average outstanding common shares used for earnings per share follows:

	Three months ended
	March 31, 2008	March 31, 2007
Average outstanding common shares	4,175,907	4,211,105

On April 17, 2002, the Company announced that its Board of Directors had approved a stock repurchase program that allows the Company to purchase up to 200,000 shares of Northern States Financial Corporation stock either in open market or private transactions.   On February 19, 2003, the Company announced that its Board of Directors had approved an additional repurchase program to purchase 200,000 additional shares of its stock.  During the three months ended March 31, 2008, 50,000 shares of stock were repurchased for $993,000.  At March 31, 2008, the Company had a total of 344,150 shares of treasury stock that it repurchased under these programs.  Treasury stock is carried at cost.  Subsequent to March 31, 2008, the Company repurchased 55,850 shares of treasury stock for $1,085,000, completing the stock repurchase programs.

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

Information related to common stock was as follows:

	March 31,	December 31,
	2008	2007
Par value per share	$0.40	$0.40
Authorized shares	6,500,000	6,500,000
Issued shares	4,472,255	4,472,255
Treasury shares	344,150	294,150
Outstanding shares	4,128,105	4,178,105

Note 2 – Subordinated Debentures

During September 2005, the Company issued $10 million of trust preferred securities through Northern States Statutory Trust I, a wholly-owned grantor trust.  The Company issued $10 million of subordinated debentures to Northern States Statutory Trust I, which in turn issued $10 million of trust preferred securities.  The subordinated debentures mature in September 2035.  From December 2005 until September 15, 2010, the subordinated debentures bear interest at a rate equal to the sum of the product of 50% times the 3-month LIBOR plus 1.80%, plus the product of 50% times 6.186%, and thereafter at a rate equal to the 3-month LIBOR plus 1.80%.  The rate on the subordinated debentures was 5.393% at March 31, 2008 and is the effective rate from March 17, 2008 through June 15, 2008.  For the three months ended March 31, 2008, interest expense on the subordinated debentures was $159,000.  For the three months ended March 31, 2007, interest expense on the subordinated debentures was $166,000.

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

NORTHERN STATES FINANCIAL CORPORATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following discussion focuses on the consolidated financial condition of Northern States Financial Corporation (the “Company”) at March 31, 2008 and the consolidated results of operations for the three month period ended March 31, 2008, compared with the same period of 2007.  The purpose of this discussion is to provide a better understanding of the condensed consolidated financial statements of Northern States Financial Corporation and the operations of its wholly owned subsidiary, NorStates Bank (the “Bank”) and the Bank’s wholly owned subsidiary, Northern States Community Development Corporation (“NSCDC”). This discussion should be read in conjunction with the interim condensed consolidated unaudited financial statements and notes thereto included herein.

           Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties.  The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "plan," or similar expressions.  The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted.  The Company undertakes no obligation to update these forward-looking statements in the future.  The Company cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to March 31, 2008 to differ materially from those expressed in forward-looking statements.  Factors that could cause actual results to differ from those predicted and could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, the potential for further deterioration in the credit quality of the Company’s loan and lease portfolios, uncertainty regarding the Company’s ability to ultimately recover on loans currently on nonaccrual status, unanticipated changes in interest rates, general economic conditions, increasing regulatory compliance burdens or potential legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the Company’s loan or investment portfolios, deposit flows, competition, demand for loan products and financial services in the Company’s market area, and changes in accounting principles, policies and guidelines.  These risks and uncertainties should be considered in evaluating forward-looking statements.

OVERVIEW

Total assets at March 31, 2008 were $644.8 million, an increase of $6.7 million or 1.0 percent from total assets of $638.1 million at December 31, 2007.  Loans totaled $465.4 million at March 31, 2008, increasing $29.7 million, or 6.8 percent, from loans of $435.7 million at December 31, 2007.  The increase in loans was primarily due to the marketing efforts of the Company’s loan officers and the higher borrowing demands of its customers.  Deposits increased $8.1 million, or 1.7 percent, compared to December 31, 2007.  Securities sold under repurchase agreements declined $19.8 million from December 31, 2007, which the Company replaced with borrowings of federal funds purchased that totaled $16.9 million at March 31, 2008.

Earnings for the first quarter of 2008 were $1,201,000, or $.29 per share, compared with $1,529,000, or $.36 per share, for the like quarter of 2007. The comparable period of 2007 benefited from an addition to net income from a reduction of $1.4 million to the Company’s allowance for loan and lease losses and the corresponding reduction of $1.4 million to the provision for loan loss expense.  This reduction caused after-tax income to increase by $872,000, or $.21 per share, raising the reported net income for the first quarter of 2007 to $1,529,000, or $.36 per share.

NORTHERN STATES FINANCIAL CORPORATION

The Company’s net interest income, the difference from interest earned on loans and investments and interest paid on deposits and borrowings, increased 35 percent to $5.4 million for the first three months of 2008, an increase of $1.4 million as compared with $4.0 million for the same quarter of 2007.  The growth in net interest income was attributable to increased interest income from loan growth while the Company significantly decreased interest expense by lowering rates paid on deposits and borrowings.  The net interest spread increased to 3.11 percent during the first quarter of 2008 as compared with 1.90 percent during the same quarter of 2007.

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

Management analyzes the adequacy of the allowance for loan and lease losses at least quarterly.  Loans and leases judged to be impaired, with probable incurred loss exposure, that are no longer accruing interest, and historical net loss percentages are reviewed in the analysis of the allowance for loan and lease losses.  Factors considered in assessing the adequacy of the allowance include: changes in the type and volume of the loan and lease portfolio; review of the larger credits within the Bank; historical loss experience; current economic trends and conditions; review of the present value of expected cash flows or fair value of collateral on impaired loans and leases; portfolio growth; and other factors management deems appropriate.  Based on management’s analysis, the allowance for loan and lease losses at March 31, 2008 is adequate to cover probable incurred credit losses.

One of the components of the allowance for loan losses is historical loss experience.  Different loan classifications within the portfolio have different loss experience ratios.  For example, loans secured by real estate generally have a better loss experience than loans secured by other assets.  Changes in the classification between periods can impact the allocation for historical losses.  At March 31, 2008 approximately 86 percent of the Bank’s loans were secured by real estate as compared with 85 percent at December 31, 2007.

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

NORTHERN STATES FINANCIAL CORPORATION

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

FINANCIAL CONDITION

The Company’s federal funds sold at March 31, 2008 decreased $6.6 million to $2.5 million compared with $9.1 million at December 31, 2007.  The Company’s federal funds sold position declined as this source of liquidity was used to assist in the funding of the loan growth that occurred during the first quarter of 2008. Federal funds sold are excess funds above what is necessary to maintain at the Federal Reserve that the Company lends/sells to other financial institutions on an overnight basis.  Rather than lend/sell these excess funds, the Company may use the funds for its liquidity needs.

The Company’s securities available for sale declined $13.8 million to $139.5 million at March 31, 2008 from $153.3 million at year-end 2007.  The liquidity provided by the maturities and calls to the Company’s securities available for sale during the first quarter of 2008 was used to fund loan growth.

Loans and leases, the largest earning asset of the Company, totaled $465.4 million at March 31, 2008, increasing $29.7 million from $435.7 million at December 31, 2007.  The increase mainly came from increases in loans to the hotel industry secured by commercial real estate.   The Company’s loans to the hotel industry increased $29.6 million during the first quarter of 2008 to $49.1 million at March 31, 2008 from $19.5 million at December 31, 2007.  Approximately 86 percent of the Bank’s loan portfolio at March 31, 2008 was secured by real estate.  Loan commitments have decreased $8.8 million to $127.9 million at March 31, 2008 compared with $136.7 million at December 31, 2007 as loans were funded during the first quarter of 2008.  Letters of credit also decreased during the quarter to $9.6 million from $10.7 million at year-end.  At March 31, 2008, loans to related parties totaled $1.2 million and loan commitments and letters of credit issued to related parties were $1.9 million.  Loans, loan commitments and letters of credit to related parties are made on the same terms and conditions that are available to the public.

Deposits increased $8.1 million, or 1.7 percent, from year-end 2007.  The increase in deposits came mainly from growth in time deposits, which increased $8.6 million from December 31, 2007.  A majority of the deposit growth in time deposits came from increases to brokered time deposits, which increased $4.9 million to $48.7 million at March 31, 2008 from $43.8 million at December 31, 2007.  Time deposit growth was also assisted by a CD promotion where the Company offered a rate of 5.00 percent for a 5-month term during January 2008.

Securities sold under repurchase agreements decreased by $19.8 million to $47.0 million at March 31, 2008 from $66.8 million at December 31, 2007.  The decline during the quarter ended March 31, 2008 was due to one customer who closed their $20.0 million repurchase agreement relationship. As the repurchase agreements decreased the Company replaced the funds with short-term borrowings of federal funds purchased that totaled $16.9 million at March 31, 2008.

As previously disclosed, included in other liabilities at March 31, 2008 is $304,000 related to estimated environmental clean-up expenses of a parcel of other real estate sold in previous years.  The Company intends to seek reimbursement of these expenses from the State of Illinois that has a fund for this type of cleanup.  However, there can be no assurance that the Company will be successful in obtaining any such reimbursement.

NORTHERN STATES FINANCIAL CORPORATION

FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s securities that were measured at fair value on a recurring basis at March 31, 2008, and the valuation techniques used by the Company to determine the fair values.

In general, fair values determined by Level 1 inputs use quoted prices in active markets for identical securities that the Company has the ability to access.

Fair values determined by Level 2 inputs use other inputs that are observable, either directly or indirectly.  These Level 2 inputs include quoted prices for similar securities in active markets, and other inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related securities.

In instances where inputs used to measure fair value fall into different levels in the above fair value hierarchy, fair value measurements in their entirety are categorized based on the lowest level input that is significant to the valuation. The Company’s assessment of the significance of particular inputs to these fair value measurements requires judgment and considers factors specific to each security.

On an annual basis the Company validates the measurement of the fair values of its securities by sending a listing of its securities to an independent securities valuation firm.  This independent securities valuation firm determines the fair values of the Company’s securities portfolio that is then compared to the fair value using the methods outlined.  When this validation was last done at September 30, 2007, the difference between the fair value reported and the fair value determined by the independent securities valuation firm was considered immaterial.

Disclosures concerning securities measured at fair value are as follows:

TABLE 1

NORTHERN STATE FINANCIAL CORPORATION
ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS
As of March 31, 2008
($ 000s)

Fair Value Measurements at Reporting Date Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	03/31/08	(Level 1)	(Level 2)	(Level 3)
Securities available for sale	$ 139,536	$ -	$ 139,536	$ -

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are held to maturity loans that are considered impaired per Financial Accounting Standard 114.  The Company has estimated the fair values of the impaired loans using Level 3 inputs, specifically discounted cash flow projections. At March 31, 2008, the Company recognized a non-cash impairment charge of $530,000 that represents the amount of the allowance for loan and lease losses that is allocated to these impaired loans to adjust these assets to their estimated fair values.

NORTHERN STATES FINANCIAL CORPORATION

TABLE 2

NORTHERN STATE FINANCIAL CORPORATION
ASSETS MEASURED AT FAIR VALUE ON A NON-RECURRING BASIS
As of March 31, 2008
($ 000s)

Fair Value Measurements at Reporting Date Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable	Total Losses
		Assets	Inputs	Inputs	for the period
Description	03/31/08	(Level 1)	(Level 2)	(Level 3)	ended 03/31/08
Impaired loans accounted for under FAS 114	$ 6,728	$ -	$ -	$ 6,728	$ (530)

Impaired loans that are accounted for under FAS 114 are categorized as Level 3 for fair value measurement.  The Company estimates the fair value of the loans are based on the present value of expected future cash flows using management’s best estimate of key assumptions.  These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals).

Other assets, including goodwill, intangible assets and other assets acquired in business combinations, are also subject to periodic impairment assessments under other accounting principles generally accepted in the United States of America. These assets are not considered financial instruments.  Effective February 12, 2008, the FASB issued a staff position, FSP FAS 157-2, which delayed the applicability of FAS 157 to non-financial instruments.  Accordingly, these assets have been omitted from the above disclosures.

CAPITAL

           Total stockholders’ equity increased $365,000 to $73.8 million during the three months ended March 31, 2008, primarily as a result of net income of $1,201,000 and from a $157,000 adjustment for the unrealized gain on securities available for sale, net of deferred tax.  The increase in stockholders’ equity during the quarter was offset by the purchase of 50,000 shares of treasury stock for $993,000.  The book value of the Company’s common stock at March 31, 2008 was $17.88 per share.

On a consolidated basis, the Company’s Tier 1 to total assets ratio and total capital to assets ratio, on a risk adjusted basis, were 11.48 percent and 14.18 percent, respectively, as of March 31, 2008 and exceed the regulatory minimum for capital adequacy purposes.  Management believes that the capital position of both the Company and the Bank are appropriate for current projected needs.

NORTHERN STATES FINANCIAL CORPORATION

LIQUIDITY

The Company’s liquidity is measured by the ability to raise funds through deposits, borrowed funds, capital or cash flow from the repayment or maturities of loans and securities and net profits.   Liquidity is primarily managed through the growth of deposits and by liquid assets such as cash and due from banks less any reserve requirements, securities available for sale less any pledged securities and federal funds sold.  Asset and liability management is the process of managing the balance sheet to achieve a mix of earning assets and liabilities in such a way that achieves an interest rate risk profile acceptable to management and assists in achieving a desired level of profitability.  An important part of the overall asset and liability management process is providing adequate liquidity.  Liquid assets at the Bank consist of cash and equivalents less any Federal Reserve Bank deposit requirements plus unpledged securities available for sale.  The Bank’s liquid assets totaled $59.5 million at March 31, 2008 as compared with $46.5 million at December 31, 2007.

Management reviews the liquidity ratio and as well as its sources and uses of funds weekly.  The liquidity ratio is the net liquid assets divided by net deposits and short-term liabilities.  At March 31, 2008, this ratio at the Bank was 12.7 percent and was within management’s internal policy guidelines.

Liquidity management involves the Company’s ability to meet the cash flow requirements of customers.  The Company needs to have sufficient cash flow to meet borrowers needs to fund loans or the requirements of depositors wanting to withdraw funds.  The statements of cash flows shows that for the three months ended March 31, 2008 cash and cash equivalents decreased by $8.9 million to $14.7 million.

Federal funds sold, interest bearing deposits in banks and available for sale securities, particularly those of shorter maturities, are principal sources of liquidity.  Federal funds sold at March 31, 2008 were $2.5 million as compared with $9.2 million at December 31, 2007.  The Company classifies all of its securities as available for sale, which increases the Company's flexibility in that the Company can use its unpledged securities to meet liquidity requirements by increasing its repurchase agreement balances.  Securities available for sale totaled $139.5 million at March 31, 2008 of which $89.8 million were pledged to secure public deposits and repurchase agreements as compared with pledged securities of  $125.3 million at December 31, 2007.

The Company can sell unpledged securities for liquidity purposes prior to their maturity date.  At March 31, 2008, the Company has $32.6 million in securities issued by U.S. government-sponsored entities that will either mature or are expected to be called during the remaining nine months of 2008.  It is expected that liquidity will be made available in this way during the balance of 2008.

During the first three months of 2008, the Company had incoming cash flows from maturities and calls of securities available for sale of $59.5 million while it had cash outflows for purchases of securities of $45.5 million.  These securities activities during the first quarter of 2008 provided liquidity of $14.0 million, which was used to help meet the cash flows for funding loans of $29.8 million.

           An important source of liquidity to the Company is deposits.  The Company may use brokered deposits as a source of liquidity.  During the quarter ended March 31, 2008 the addition of $4.9 million in brokered time deposits assisted with the Company’s liquidity needs.  The increased brokered time deposits and time deposit growth from CD promotions together contributed to incoming cash flows of $8.1 million from deposits during the three months ended March 31, 2008.

Another important source of liquidity to the Company is borrowings.  During the first quarter of 2008, borrowings through repurchase agreements decreased $19.8 million as one repurchase agreement relationship of $20.0 million was closed.  The Company drew on its line of credit with the Federal Home Loan Bank when this occurred in the amount of $25.0 million and later paid off this borrowing during the quarter.  At March 31, 2008, the Company had a line of credit available at the Federal Home Loan Bank of

NORTHERN STATES FINANCIAL CORPORATION

$28.4 million and subsequent to March 31, 2008 drew $10.0 million on this line.  Subsequent to March 31, 2008, the Company also increased its ownership of Federal Home Loan Bank stock by $312,000 to $1,757,000.  At March 31, 2008, the Company had overnight borrowings of federal funds purchased of $16.9 million from independent banks.  Additional funds available from these independent banks at March 31, 2008 totaled $18.1 million and help ensure the Company’s ability to meet any funding needs, including any unexpected strain on liquidity.

RESULTS OF OPERATIONS

NET INCOME

           Consolidated net income for the quarter ended March 31, 2008 was $1,201,000 compared with $1,529,000, for the same quarter of 2007.  Net income in the first quarter of 2007 benefited as a result of a reduction of $1.4 million to the Company’s allowance for loan and lease losses and the corresponding $1.4 million reduction to the provision for loan loss expense, which caused after-tax income to increase by $872,000.  For the three months ended March 31, 2008, the annualized return on average assets was .75% as compared with .89% for the same time period the previous year.

NET INTEREST INCOME

           Net interest income, the difference between interest income on earning assets and interest expense on interest bearing liabilities, increased 35 percent to $5.4 million for the first three months of 2008, an increase of $1.4 million as compared with $4.0 million for the same quarter of 2007.  The growth to net interest income was attributable to increased interest income from loan growth while the Company significantly decreased interest expense by lowering rates paid on deposits and borrowings.

Interest income from earning assets during the first quarter of 2008 was substantially the same as it was during the same quarter last year while average assets during first quarter of 2008 declined as compared to the same period last year. Table 3 shows that interest income on a fully tax equivalent basis was $9.4 million for the first quarter of 2008, only $20,000 less as compared with the same quarter of 2007.  Average interest earning assets were $606.0 million during the first quarter of 2008, $44.4 million less as compared with $650.4 million during the first quarter of 2007.  One major reason that interest income remained substantially the same during the first quarter of 2008 compared with the same quarter last year was due to the increased volume of loans.  Average loans were $72.6 million greater in the first quarter of 2008 than for the same quarter of 2007 and corresponding loan interest income was $668,000 greater during the first quarter of 2008 than for the same quarter last year.  Table 3 shows that yields earned on average interest earning assets increased 45 basis points to 6.22 percent during the first quarter of 2008 as compared with 5.77 percent for the like quarter of 2007.  This growth in interest earning asset yields occurred as the yields rose on taxable securities during the first quarter of 2008 as compared with the same quarter last year as  many lower yielding taxable securities matured during 2007.

Interest expense declined $1.4 million in the first quarter of 2008 as compared with the same quarter of 2007.  Interest expense declined as the volume of average interest bearing liabilities decreased during the first three months of 2008 by $49.8 million to $506.0 million from $555.8 million during the same period of 2007.  During 2007 the Company began to lower its interest expense and began offering lower rates on its deposit products even though it meant that deposit balances would decline.  This strategy has been realized as the rates paid on interest bearing liabilities declined 76 basis points to 3.11 percent during the quarter ended March 31, 2008 as compared with the same quarter of 2007.

The net interest rate spread increased 121 basis points to 3.11 percent for the first quarter of 2008 compared to 1.90 percent for the same quarter of 2007.  The increased net interest spread is indicative of the growth in the yields earned on interest earning assets as well as decreases to rates paid on interest bearing liabilities.  The net yield on earning assets ratio increased 114 basis points to 3.61 percent for the first quarter 2008 as compared with 2.47 percent for the same quarter 2007.

NORTHERN STATES FINANCIAL CORPORATION

TABLE 3

NORTHERN STATES FINANCIAL CORPORATION
ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES
For the Three Months Ended  March 31, 2008 and 2007 - Rates are Annualized
($ 000s)

	2008			2007
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Loans (1)(2)(3)	$446,247	$7,268	6.51%	$373,673	$6,600	7.07%
Taxable securities (4)	139,266	1,888	5.47%	262,386	2,622	3.96%
Tax advantaged securities (2) (4)	11,239	174	6.20%	7,768	108	5.56%
Federal funds sold	9,227	70	3.03%	6,569	90	5.48%
Interest earning assets	605,979	9,400	6.22%	650,396	9,420	5.77%
Noninterest earning assets	36,648			39,452
Average assets	$642,627			$689,848

Liabilities and stockholders' equity
NOW deposits	$43,564	$39	0.36%	$49,565	$97	0.78%
Money market deposits	70,172	350	2.00%	77,555	769	3.97%
Savings deposits	61,531	90	0.59%	67,642	126	0.75%
Time deposits	251,545	2,826	4.49%	260,562	3,118	4.79%
Other borrowings	79,230	631	3.19%	100,530	1,272	5.06%
Interest bearing liabilities	506,042	3,936	3.11%	555,854	5,382	3.87%
Demand deposits	55,507			55,364
Other noninterest bearing liabilities	6,963			7,436
Stockholders' equity	74,115			71,194
Average liabilities and stockholders' equity	$642,627			$689,848

Net interest income		$5,464			$4,038

Net interest spread			3.11%			1.90%

Net yield on interest earning assets (4)			3.61%			2.47%

Interest-bearing liabilities to earning assets ratio			83.51%			85.46%

(1) -	Interest income on loans includes loan origination and other fees of $32,000 and $60,000 for the three months ended March 31, 2008 and 2007.

(2) -
Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34 percent tax rate. The tax equivalent adjustment reflected in the above table for municipal loans is approximately $22,000 and $17,000 for the three months ended March 31, 2008 and 2007. The tax equivalent adjustment reflected in the above table for municipal securities is approximately $59,000 and $37,000 for the three months ended March 31, 2008 and 2007.

(3) -	Non-accrual loans are included in average loans.

(4) -
Rate information was calculated on the average amortized cost for securities. The three months ended March 31, 2008 and 2007 average balance information includes an average unrealized gain (loss) for taxable securities of $1,148,000 and ($2,298,000) and for tax-advantaged securities of $9,000 and $2,000.

NORTHERN STATES FINANCIAL CORPORATION

Interest rates dropped during the first quarter of 2008 as compared with the same quarter of 2007 as indicated by the prime lending rate.  During the first quarter of 2008 the prime rate dropped 200 basis points from 7.25 percent at the beginning of the year to 5.25 percent at March 31, 2008.  Although the prime lending rate has decreased during the first quarter of 2008 and is expected to decline further, management believes that it will be able to maintain its net interest spread.  A majority of its loans are at fixed rates and the Company believes that it will maintain the yields earned on these loans as prepayment penalties will deter borrowers from refinancing many of these loans.  A sizable amount of the Company’s variable rate loans have interest rate floors that do not allow the loan yield to decrease any further.  On the deposit side of the balance sheet, the Company has significantly lowered rates offered on time deposits during the first quarter of 2008.  Management believes that its cost of funds will decline as time deposits mature and reprice at the lower rates in 2008.  The Company constantly reviews its net interest income and implements strategies to increase its net yield on interest earning assets.

ASSET QUALITY AND THE PROVISION FOR LOAN AND LEASE LOSSES

At March 31, 2008, management, with the concurrence of the Board of Directors, after carefully reviewing the adequacy of the allowance for loan and lease losses and the levels of nonperforming and impaired loans and leases, determined that an allowance of $4.8 million was adequate to cover probable incurred loan and lease losses as compared with $4.6 million at year-end 2007.  During the first three months of 2008, $74,000 in loans and leases were charged off against the allowance compared with charge offs of $2.0 million during the same period last year.  Recoveries of loans previously charged off during the three months ended March 31, 2008 totaled $34,000 as compared with $35,000 in recoveries during the same period in 2007.  During the first quarter of 2008, the provision for loan and lease losses was $263,000 as compared with a reduction of $1.4 million during the same quarter of 2007.

           Nonperforming loans and leases, which includes loans and leases on nonaccrual status in addition to loans and leases 90 days or more past due and still accruing interest, were $12.6 million at March 31, 2008, or 2.70 percent of total loans and leases, as compared with $12.0 million at December 31, 2007, or 2.75 percent of loans and leases.   Although the dollar amount of nonperforming loans and leases increased at March 31, 2008 as compared with year-end 2007, nonaccrual loans declined $4.1 million to $6.7 million at March 31, 2008 as compared with $10.8 million at December 31, 2007.  Payoffs on two major loans that the Company had been carrying on nonaccrual status at December 31, 2007 occurred during the first quarter of 2008 reducing nonaccrual loans.

The Company received payment in full during the three months ended March 31, 2008 on a nonaccrual construction loan that had been carried at $2.9 million at year-end 2007.

Also during the first quarter, the Company reached a settlement agreement with RLI Insurance Company on its remaining nonaccrual lease pools that had been purchased from Commercial Money Center in 2000 and 2001 and partially insured by RLI.  As a result of the settlement between the Company and RLI, the $2.0 million in these lease pools carried on the Company’s books were paid off in full with no net effect occurring to income from receipt of the proceeds.

During the period ending March 31, 2008, the Company placed a $2.2 million home equity loan on nonaccrual status.  The borrower had drawn on his home equity line of credit for business purposes and inadequate cash flows have affected the customer’s ability to make payments.  The Company is fully secured and expects to collect the loan balance.

Remaining on nonaccrual status at March 31, 2008 were loans totaling $1.1 million to borrowers owning a landscaping/nursery business secured by commercial real estate that had been placed on nonaccrual status in 2007.  The borrowers have experienced deterioration in their financial condition and cash flow problems and are unable to make their contractual loan payments.  The Company is well secured and expects to collect the loan balance due from sale of the commercial property.

NORTHERN STATES FINANCIAL CORPORATION

The Company has a loan totaling $897,000 secured by commercial property that had been placed on nonaccrual status during 2007.  There has been deterioration in the value of the real estate and the borrower has not met the terms and conditions of the loan.  The borrower has been unable to show support for the necessary cash flow in order to make the remaining loan payments. The Company has allocated $424,000 of the allowance for loan and lease losses to this loan.

The Company has nonaccrual loans totaling $679,000 at March 31, 2008 to a heavy equipment contractor that is well secured by real estate.  During the quarter ended March 31, 2008, the borrower made a $330,000 reduction to the year-end nonaccrual loan balance of $1.0 million as the borrower received proceeds from a settlement of a mechanics lien on a project that the borrower had worked.  The borrower is attempting to sell the properties securing the loan and the Company believes full payment will be received through these efforts.

During the first quarter of 2008 a $924,000 reduction was made to a nonaccrual loan bringing the remaining balance to $603,000 at March 31, 2008 from $1.5 million at year-end 2007.  This loan is for a 90-unit condominium construction project, which has been classified as a nonaccrual loan since December 31, 2003.  The Company participated in this 90-unit condominium construction project with other financial institutions and only has a portion of the total loan.  The construction project borrowers declared bankruptcy and the units were completed and sold, with the bankruptcy trustee holding the sale proceeds in escrow.  There are disputed mechanic liens of which the majority are insured by a title company.  The bankruptcy trustee during the first quarter of 2008 released $924,000 of funds held in the escrow to the Company reducing the loan balance.  Prior to this, the bankruptcy trustee had released $2.7 million, in 2006, that had reduced the original loan balance.  The bankruptcy trustee is still holding funds in escrow until the disputed mechanic liens are resolved.  Management expects to collect all of the remaining $603,000 loan balance from the bankruptcy trustee.

The Company is also carrying real estate construction loans to two borrowers on nonaccrual status at March 31, 2008 that combined total $525,000. These loans were placed on nonaccrual status during the fourth quarter of 2007 due to the borrowers being past due on their payments as they experienced difficulties in selling the completed properties. The Company has $35,000 of its allowance for loan and lease losses allocated to these loans.

There are loans to a borrower totaling $464,000 at March 31, 2008 that had been placed on nonaccrual status in 2007 as the borrower had experienced decreased cash flows and deterioration to their financial condition.  The loans are secured by a commercial building consisting of a restaurant/bar and the borrower’s personal residence.  The borrower is attempting to sell the properties. The Company has $50,000 of its allowance for loan and lease losses allocated to these loans.

Loans and leases 90 days or more past due and still accruing interest increased to $5.9 million at March 31, 2008 compared with $1.2 million at December 31, 2007.  These loans are well secured and in the process of collection.  Since March 31, 2008, payments were received bringing a $3.1 million loan relationship that was 90 days past due back to up-to-date status and reducing the loan balances by $1.1 million.   Also, a $1.6 million loan that had been 90 days past due was also brought up-to-date subsequent to March 31, 2008.

 Impaired loans and leases at March 31, 2008 totaled $6.7 million as compared with $10.7 million at December 31, 2007.  The Company considers a loan or lease impaired if full principal and interest will not be collected under the contractual terms of the note.  Nonaccrual loans and leases are classified as impaired.  Impaired loans and leases are carried at the present value of expected cash flows discounted at the loan's effective interest rate or at the fair value of the collateral, if the loan or lease is collateral dependent.

NORTHERN STATES FINANCIAL CORPORATION

Another component of nonperforming assets is other real estate owned, consisting of assets acquired through loan foreclosure and repossession. At March 31, 2008, other real estate owned totaled $2.9 million, unchanged from December 31, 2007 and consists of two separate properties.  The fair value of other real estate owned is reviewed by management at least quarterly to help ensure the reasonableness of its carrying value, which is lower of cost or the fair value less estimated selling costs.

Other real estate owned includes a property acquired in 1987 through the receipt of deed in lieu of foreclosure.  This property is a former commercial/industrial site located overlooking Lake Michigan in Waukegan, Illinois, with a carrying value of $1,710,000 at March 31, 2008.  The Company is attempting to sell this property through the Bank’s subsidiary, Northern States Community Development Corporation as part of the City of Waukegan’s lakefront development plans.  A problem with the development of this real estate is the need to move railroad tracks that are adjacent to the property.  The City of Waukegan has been in negotiations with the railroad to move these tracks as part of the city’s Lakefront Downtown Master Plan.

This property is a former commercial/industrial site and environmental remediation costs may be incurred in disposing of this property.  During the quarter ending December 31, 2007, the Company hired an independent environmental consultant to provide an opinion as to estimated environmental remediation costs with this property.  The report estimated that the costs involved would be approximately $1,600,000 to achieve acceptable levels of contaminants for commercial/industrial or residential land use and to prevent migration of contaminants to adjoining off-site properties and Lake Michigan.  No determination has yet been made as to the ultimate end use of the property, which would need to be approved by the City of Waukegan as part of its Lakefront Downtown Master Plan. The appraised value of the property supports the Company’s carrying value plus the estimated remediation costs and as such, at this time no liability has been recorded for these estimated environmental remediation costs.

At March 31, 2008, the Company is also carrying $1.2 million as other real estate owned on a property consisting of a two-story office building in Waukegan, Illinois that had been transferred to other real estate owned in 2004.  A contract to lease/purchase this property that had been in effect was allowed to lapse by the purchaser during the third quarter of 2007.  The Company is actively attempting to sell the property.

NONINTEREST INCOME

           Noninterest income for the three months ended March 31, 2008 was $1,140,000, decreasing $26,000 as compared with $1,166,000 for the three months ended March 31, 2007.  The decrease was primarily from a $40,000 decrease in mortgage banking income during the first quarter of 2008 as compared with the same quarter of 2007as home mortgage activities declined due to the general slump in home sales.

NONINTEREST EXPENSE

           Noninterest expense for the quarter ended March 31, 2008 was $4,430,000, increasing $110,000 from $4,320,000 for same quarter last year.  The Company’s efficiency ratio, noninterest expense divided by the sum of net interest income and noninterest income, was 67.9 percent for the first quarter of 2008 as compared with 83.9 percent for the same quarter of 2007 and was positively affected by the increased net interest income.

NORTHERN STATES FINANCIAL CORPORATION

In comparing noninterest expenses for the first quarter of 2008 to the same quarter of 2007, increases to occupancy and equipment, data processing, and auditing and other professional expenses were largely offset by decreases to salaries and employee benefits and legal expenses.   It is expected that occupancy and equipment expenses, which were $36,000 greater during the first quarter of 2008 as compared to last year, will continue to increase as the Bank is updating and repairing its branch offices.

Most of the $110,000 increase for the first quarter of 2008 to noninterest expense is attributable to increases of $99,000 to other operating expenses as compared with the same quarter last year.   Included as other operating expenses are costs relating to the selling and maintenance of foreclosed properties that increased $40,000 from the same time period last year.  The Company did not have any rental income generated from its other real estate owned during the first quarter of 2008 to offset this expense as opposed to $23,000 received during the first quarter of 2007 through the lease/purchase agreement in effect at that time.  The Company’s loan and collection expense increased $28,000 during the first quarter as loan growth caused expenses for loan generation to increase and growth in loans 90 days or more past due and still accruing interest caused collection related expenses to increase.  During the first quarter of 2008, the Company had increased FDIC insurance expense of $26,000 as the FDIC changed its billing from in advance to in arrears.  The Company expects FDIC insurance expense will continue to rise during the remainder of 2008.

FEDERAL AND STATE INCOME TAXES

           For the three months ended March 31, 2008, the Company had a tax expense of $629,000 as compared with $726,000 for the same three months last year.  As a percentage of pre-tax income, tax expense was 34.4 percent for the three months ended March 31, 2008 and 32.2 percent for the same period of 2007.

The Company earned interest income from U.S. Treasury and U.S. government-sponsored entity securities not subject to state income tax of $608,000 during the first quarter of 2008 as compared with $2.3 million during the first quarter of 2007.  During the first quarter of 2008, state income tax expense was $89,000 while for the first quarter of 2007 a tax credit of $7,000 was recognized due to the large amount of interest income not subject to state income taxes.  The Company needs to generate taxable income for state tax return purposes within 11 years that will use up these tax credits or the Company will need to reverse these credits.  The increased state tax expense due to the decline in interest income exempt from state income taxes during the first quarter of 2008 accounts for much of the increase in tax rate for the first quarter of 2008 compared with the same quarter of 2007.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

           The Company has contractual obligations that may not appear on the balance sheet.  Table 3 presents the Company’s significant fixed and determinable contractual obligations as of March 31, 2008, by payment date. The payment amounts in Table 2 represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts or similar carrying amount adjustments.

NORTHERN STATES FINANCIAL CORPORATION

TABLE 4

NORTHERN STATE FINANCIAL CORPORATION
CONTRACTUAL OBLIGATIONS
As of March 31, 2008
($ 000s)

		Greater than	Greater than
		1 yr. and less	3 yrs. and less
	One year	than or equal	than or equal	Greater than
Contractual obligations	or less	to 3 yrs.	to 5 yrs.	5 yrs.	Total

Long-term debt
Subordinated debentures	$0	$0	$0	$10,000	$10,000
Time deposits	210,735	41,014	0	0	251,749
Other contractual obligations
Standby letters of credit	9,599	0	0	0	9,599
Community Reinvestment Act
Investment commitment	51	0	0	0	51

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

           The primary approach used by management to analyze interest rate risk is to periodically evaluate the “shock” to net interest income of an assumed instantaneous decrease and increase in rates of 1% and 2% using computer simulation to show the effect of rate changes on the base 12 month projected net interest income.  This approach falls under the broad definition of asset/liability management.

Several ways the Company can manage interest rate risk include: selling existing assets or repaying certain liabilities and matching repricing periods for new assets and liabilities, for example, by shortening terms of new loans or securities.  Financial institutions are also subject to prepayment risk in a falling rate environment.  For example, a debtor may prepay financial assets so that the debtor may refinance obligations at new, lower rates.  Prepayments of assets carrying higher rates reduce the Company’s interest income and overall asset yields.  The Company attempts to lessen prepayment risk by having prepayment penalties on commercial purpose loans.  A large portion of an institution’s liabilities may be short term or due on demand, while most of its assets may be invested in longer-term loans or securities. Accordingly, the

NORTHERN STATES FINANCIAL CORPORATION

Company seeks to have in place sources of cash to meet short-term demands.  These funds can be obtained by increasing deposits, borrowing, or selling assets.

Financial institutions are also subject to interest rate risk in a rising rate environment.  Call features on securities may not be exercised and lower yielding securities may remain in the Company’s securities portfolio until maturity.

           Table 4 shows how interest rate shocks of decreasing rates 1% and 2% and increasing rates 1% and 2% affect projected 12 month projected net interest income at March 31, 2008 and December 31, 2007.  The computer simulation model used to do the interest rate shocks and calculate the effect on projected net interest income takes into consideration maturity and repricing schedules of the various assets and liabilities as well as call provisions on the Company’s securities.

At March 31, 2008 the projected net interest income decreases $157,000 when rates are shocked upward 2% while projected net interest income increases $113,000 for a 2% downward rate shock.   At December 31, 2007 projected net interest income increased $418,000 when rates were shocked upward 2% while projected net interest income decreased by $222,000, for a 2% downward rate shock.  This indicates that the balance sheet had become more liability sensitive during the first quarter of 2008.

At both March 31, 2008 and December 31, 2007, the percentage changes from the base forecasted 12-month net interest income are within policy guidelines and shows that interest rate risk was minimal at March 31, 2008.

TABLE 5

NORTHERN STATES FINANCIAL CORPORATION
EFFECT OF INTEREST SHOCKS ON NET INTEREST INCOME
as of March 31, 2008 and December 31, 2007
($000s)

		Immediate Change in Rates
	-2.00%	-1.00%	+1.00%	+2.00%

March 31, 2008:
Dollar Change from Base Forecast	$113	$9	($135)	($157)
Percent Change from Base Forecast	0.50%	0.04%	-0.60%	-0.69%

December 31, 2007:
Dollar Change from Base Forecast	($222)	($137)	$334	$418
Percent Change from Base Forecast	-1.10%	-0.68%	1.66%	2.08%

NORTHERN STATES FINANCIAL CORPORATION

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management has evaluated, with the participation of the Chairman of the Board and President, and Vice President and Treasurer, the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on that evaluation, the Chairman of the Board and President, and Vice President and Treasurer have concluded that these controls and procedures were effective as of such date.  There were no changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the first quarter of 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Between November 2000 and August 2001, the Company purchased commercial lease pools from Commercial Money Center, a now bankrupt equipment leasing company.  At year-end 2007, the Company carried $2.0 million of these lease pools as impaired loans and leases. A large part of Company’s underwriting decision on these leases was based on the guarantees of the underlying sureties.  These lease pools were included as impaired loans and leases at December 31, 2005, 2006 and 2007.  Upon default of these lease pools, the Company made demand for payment from RLI Insurance Company (“RLI”) under the relevant surety bonds.  RLI (the “Surety”) failed to make the payments required under the surety bonds.  As a result, in April 2002, the Company filed suit against the Surety.  The Company’s complaints alleged that the Surety is liable for payment due to the Company under the terms of the bonds.  On March 25, 2008, the Company reached a settlement agreement with RLI Insurance Company on the remaining nonaccrual lease pools.  As a result of the settlement between the Company and RLI, the $2.0 million in these lease pools carried on the Company’s books were paid off in full prior to March 31, 2008 with no net effect occurring to income from receipt of the proceeds.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors relating to the Company from those risk factors previously disclosed in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2007 in response to Item 1A. to Part I of Form 10-K.

NORTHERN STATES FINANCIAL CORPORATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table sets forth information in connection with purchases made by, or on behalf of, the Company of shares of the Company’s common stock during the quarterly period ended March 31, 2008.

			Total Number	Maximum Number
	Total Number	Average	of Shares Purchased	of Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
Period	Purchased (1)	per Share	Announced Plans	under the Plans

January 1, 2008 through January 31, 2008	0	$0.00	0	105,850
February 1, 2008 through February 29, 2008	0	$0.00	0	105,850
March 1, 2008 through March 31, 2008	50,000	$19.85	0	55,850
Total	50,000	$19.85	0	55,850

(1)
On April 17, 2002, the Company's Board of Directors authorized the repurchase of up to 200,000 shares of the Company's common stock either in open market or private transactions.  On February 19, 2003, the Company's Board of Directors authorized the repurchase of an additional 200,000 shares. (No time limit has been set for the completion of the repurchase programs.)

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

Exhibit 31.1 Section 302 Certification of Chairman of the Board and President.

Exhibit 31.2 Section 302 Certification of Vice President and Treasurer.

Exhibit 32.1 Section 906 Certification.

NORTHERN STATES FINANCIAL CORPORATION
FORM 10-Q
March 31, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized, on this 9th day of May 2008.

NORTHERN STATES FINANCIAL CORPORATION
                                (Registrant)

Date: May 9, 2008	By:	/s/ Fred Abdula
Fred Abdula
Chairman of the Board of Directors and President

Date: May 9, 2008	By:	/s/ Thomas M. Nemeth
Thomas M. Nemeth
Vice President and Treasurer

NORTHERN STATES FINANCIAL CORPORATION
FORM 10-Q
March 31, 2008

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