Form 10-Q
period 2008-06-30
NORTHERN STATES FINANCIAL CORP /DE/
filed 2008-08-04
CIK 744485

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549
________________________________________________________

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 2008
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.        YES: ☒             NO: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large Accelerated Filer ☐    Accelerated Filer ☒    Non-accelerated Filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         YES:  ☐          NO:  ☒

4,072,255 shares of common stock were outstanding
at August 4, 2008

NORTHERN STATES FINANCIAL CORPORATION AND SUBSIDIARY
FORM 10-Q
For the Quarter Ended June 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Northern States Financial Corporation
Waukegan, Illinois

We have reviewed the accompanying interim condensed consolidated balance sheet of NORTHERN STATES FINANCIAL CORPORATION as of June 30, 2008, the condensed consolidated statements of income for the three and six month periods ended June 30, 2008 and 2007 and the condensed statements of cash flows and stockholders equity for the six month periods ended June 30, 2008 and 2007.  These interim financial statements are the responsibility of the company's management.

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

/s/Plante & Moran, PLLC
Chicago, Illinois
July 31, 2008

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2008 and December 31, 2007
(In thousands of dollars) (Unaudited)

	June 30,	December 31,
Assets	2008	2007
Cash and due from banks	$14,806	$14,273
Interest bearing deposits in financial institutions - maturities less than 90 days	129	180
Federal funds sold	0	9,181
Total cash and cash equivalents	14,935	23,634
Securities available for sale	123,243	153,277
Loans and leases	476,305	435,734
Less: Allowance for loan and lease losses	(7,561)	(4,606)
Loans and leases, net	468,744	431,128
Federal Home Loan Bank stock	1,757	1,445
Office buildings and equipment, net	9,579	9,198
Other real estate owned	2,857	2,857
Goodwill	9,522	9,522
Core deposit intangible asset	1,158	1,390
Accrued interest receivable and other assets	7,839	5,705
Total assets	$639,634	$638,156

Liabilities and Stockholders' Equity
Liabilities
Deposits
Demand - noninterest bearing	$57,351	$60,015
Interest bearing	410,767	420,944
Total deposits	468,118	480,959
Securities sold under repurchase agreements	49,095	66,797
Federal Home Loan Bank advances	25,000	0
Federal funds purchased	13,100	0
Subordinated debentures	10,000	10,000
Advances from borrowers for taxes and insurance	1,031	1,066
Accrued interest payable and other liabilities	4,584	5,880
Total liabilities	570,928	564,702

Stockholders' Equity
Common stock (Par value $.40 per share, 6,500,000 authorized, 4,472,255 shares issued at June 30, 2008 and December 31, 2007)	1,789	1,789
Additional paid-in capital	11,584	11,584
Retained earnings	66,406	66,983
Treasury stock, at cost (400,000 shares at June 30, 2008 and 294,150 at December 31, 2007)	(9,280)	(7,202)
Accumulated other comprehensive income (loss)	(1,793)	300
Total stockholders' equity	68,706	73,454
Total liabilities and stockholders' equity	$639,634	$638,156

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three and six months ended June 30, 2008 and 2007
(In thousands of dollars, except per share data) (Unaudited)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Interest income
Loans (including fee income)	$7,052	$6,813	$14,298	$13,396
Securities
Taxable	1,705	2,357	3,593	4,979
Exempt from federal income tax	111	71	226	142
Federal funds sold and other	13	390	83	480
Total interest income	8,881	9,631	18,200	18,997
Interest expense
Time deposits	2,452	3,070	5,278	6,188
Other deposits	413	930	892	1,921
Repurchase agreements and federal funds purchased	233	917	643	1,911
Federal Home Loan Bank advances	90	64	152	177
Subordinated debentures	137	170	296	336
Total interest expense	3,325	5,151	7,261	10,533
Net interest income	5,556	4,480	10,939	8,464
Provision for loan and lease losses	2,720	0	2,983	(1,425)
Net interest income after provision for loan and lease losses	2,836	4,480	7,956	9,889
Noninterest income
Service fees on deposits	647	706	1,281	1,362
Trust income	218	216	431	427
Other operating income	251	488	544	787
Total noninterest income	1,116	1,410	2,256	2,576
Noninterest expense
Salaries and employee benefits	2,089	2,148	4,305	4,449
Occupancy and equipment, net	587	645	1,221	1,243
Data processing	424	448	863	827
Legal	76	83	160	222
Audit and other professional	385	287	737	584
Amortization of core deposit intangible asset	116	115	232	231
Other operating expenses	642	610	1,231	1,100
Total noninterest expense	4,319	4,336	8,749	8,656
Income before income taxes	(367)	1,554	1,463	3,809
Income tax expense (benefit)	(217)	507	412	1,233
Net income (loss)	$(150)	$1,047	$1,051	$2,576

Earnings (loss) per share	$(0.04)	$0.25	$0.25	$0.61

Comprehensive income (loss)	$(2,400)	$858	$(1,042)	$3,173

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 30, 2008 and 2007
(In thousands of dollars) (Unaudited)

	Six months ended
	June 30,	June 30,
	2008	2007
Cash flows from operating activities
Net income	$1,051	$2,576
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	253	292
Amortization of intangible assets	232	231
Provision for loan and lease losses	2,983	0
Reversal of provision for loan and lease losses	0	(1,425)
Loss on sale of other real estate owned	0	8
Net change in accrued interest receivable and other assets	(511)	1,417
Net change in accrued interest payable and other liabilities	(1,296)	(270)
Net cash from operating activities	2,712	2,829
Cash flows from investing activities
Proceeds from maturities and calls of securities available for sale	76,697	121,620
Purchases of securities available for sale	(50,084)	(39,953)
Change in loans made to customers	(40,894)	(6,101)
Purchases of Federal Home Loan Bank stock	(312)	0
Property and equipment expenditures	(634)	(237)
Proceeds from sales of other real estate owned	0	118
Net cash from investing activities	(15,227)	75,447
Cash flows from financing activities
Net increase (decrease) in:
Deposits	(12,841)	(25,746)
Securities sold under repurchase agreements and federal funds purchased	(4,602)	(13,356)
Advances from borrowers for taxes and insurance	(35)	147
Federal Home Loan Bank advances	60,000	10,000
Repayment of Federal Home Loan Bank advances	(35,000)	(15,000)
Purchases of treasury stock	(2,078)	(1,241)
Dividends paid	(1,628)	(1,462)
Net cash from financing activities	3,816	(46,658)
Net change in cash and cash equivalents	(8,699)	31,618
Cash and cash equivalents at beginning of period	23,634	29,986
Cash and cash equivalents at end of period	$14,935	$61,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Six months ended June 30, 2008 and 2007
(In thousands of dollars, except for per share data) (Unaudited)

					Accumulated
		Additional			Other	Total
	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders'
	Stock	Capital	Earnings	Stock, at Cost	Income (Loss)	Equity
Balance, December 31, 2006	$1,789	$11,584	$65,603	$(5,961)	$(1,552)	$71,463
Net income			2,576			2,576
Cash dividends ($.35 per share)			(1,462)			(1,462)
Purchase of 55,000 shares of common stock as treasury stock				(1,241)		(1,241)
Unrealized gain on securities available for sale, net of deferred tax					597	597
Balance, June 30, 2007	$1,789	$11,584	$66,717	$(7,202)	$(955)	$71,933

Balance, December 31, 2007	$1,789	$11,584	$66,983	$(7,202)	$300	$73,454
Net income			1,051			1,051
Cash dividends ($.40 per share)			(1,628)			(1,628)
Purchase of 105,850 shares of common stock as treasury stock				(2,078)		(2,078)
Unrealized loss on securities available for sale, net of deferred tax					(2,093)	(2,093)
Balance, June 30, 2008	$1,789	$11,584	$66,406	$(9,280)	$(1,793)	$68,706

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

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

           The interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes (or "notes thereto") of the Company for the years ended December 31, 2007 and 2006.  The results of operations for the three and six month periods ended June 30, 2008, are not necessarily indicative of the results to be expected for the full year.

Net income was utilized to calculate earnings per share for all periods presented.   The Company had no common stock equivalents during the first six months of 2008 and the entire year of 2007.  The average outstanding common shares used for earnings per share follows:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Average outstanding common shares	4,089,348	4,190,193	4,132,628	4,200,591

On April 17, 2002, the Company announced that its Board of Directors had approved a stock repurchase program that allows the Company to purchase up to 200,000 shares of Northern States Financial Corporation stock either in open market or private transactions.   On February 19, 2003, the Company announced that its Board of Directors had approved an additional repurchase program to purchase 200,000 additional shares of its stock.  During the three months ended March 31, 2008, 50,000 shares of stock were repurchased for $993,000 and during the three months ended June 30, 2008, 55,850 shares of stock were repurchased for $1,085,000.  At June 30, 2008, the Company had a total of 400,000 shares of treasury stock that it repurchased under these programs.  At June 30, 2008, the stock repurchase programs have been completed with no shares remaining to be repurchased.  Treasury stock is carried at cost.

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

Information related to common stock was as follows:

	June 30,	December 31,
	2008	2007
Par value per share	$0.40	$0.40
Authorized shares	6,500,000	6,500,000
Issued shares	4,472,255	4,472,255
Treasury shares	400,000	294,150
Outstanding shares	4,072,255	4,178,105

Note 2 – Subordinated Debentures

During September 2005, the Company issued $10 million of trust preferred securities through Northern States Statutory Trust I, a wholly-owned grantor trust.  The Company issued $10 million of subordinated debentures to Northern States Statutory Trust I, which in turn issued $10 million of trust preferred securities.  The subordinated debentures mature in September 2035.  From December 2005 until September 15, 2010, the subordinated debentures bear interest at a rate equal to the sum of the product of 50% times the 3-month LIBOR plus 1.80%, plus the product of 50% times 6.186%, and thereafter at a rate equal to the 3-month LIBOR plus 1.80%.  The rate on the subordinated debentures was 5.38113% at June 30, 2008 and is the effective rate from June 16, 2008 through September 14, 2008.  For the three and six months ended June 30, 2008, interest expense on the subordinated debentures was $137,000 and $296,000.  For the three and six months ended June 30, 2007, interest expense on the subordinated debentures was $170,000 and $336,000.

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

NORTHERN STATES FINANCIAL CORPORATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following discussion focuses on the consolidated financial condition of Northern States Financial Corporation (the “Company”) at June 30, 2008 and the consolidated results of operations for the three and six month periods ended June 30, 2008, compared with the same periods of 2007.  The purpose of this discussion is to provide a better understanding of the condensed consolidated financial statements of Northern States Financial Corporation and the operations of its wholly owned subsidiary, NorStates Bank (the “Bank”) and the Bank’s wholly owned subsidiary, Northern States Community Development Corporation (“NSCDC”). This discussion should be read in conjunction with the interim condensed consolidated unaudited financial statements and notes thereto included herein.

           Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties.  The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "plan," or similar expressions.  The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted.  The Company undertakes no obligation to update these forward-looking statements in the future.  The Company cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to June 30, 2008 to differ materially from those expressed in forward-looking statements.  Factors that could cause actual results to differ from those predicted and could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, the potential for further deterioration in the credit quality of the Company’s loan and lease portfolios, a continued increase in nonperforming assets, uncertainty regarding the Company’s ability to ultimately recover on loans currently on nonaccrual status, unanticipated changes in interest rates, general economic conditions, increasing regulatory compliance burdens or potential legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the Company’s loan or investment portfolios, deposit flows, competition, demand for loan products and financial services in the Company’s market area, and changes in accounting principles, policies and guidelines.  These risks and uncertainties should be considered in evaluating forward-looking statements.

OVERVIEW

Total assets at June 30, 2008 were $639.6 million, increasing slightly by $1.4 million from total assets of $638.2 million at December 31, 2007.  Loans totaled $476.3 million at June 30, 2008, the highest quarter-end level in the Company’s history, increasing $40.6 million, or 9.3 percent, from loans of $435.7 million at December 31, 2007.  The increase in loans was primarily due to the marketing efforts of the Company’s loan officers and the higher borrowing needs of its customers.  Deposits at June 30, 2008 decreased $12.8 million, or 2.7 percent, compared to December 31, 2007 as the Company lowered deposit rates to assist in increasing its net interest income.  Securities sold under repurchase agreements at June 30, 2008 declined $17.7 million from December 31, 2007.  The Company replaced these funds with Federal Home Loan Bank advances and borrowings of federal funds purchased totaling $25.0 million and  $13.1 million, respectively.

NORTHERN STATES FINANCIAL CORPORATION

The Company reported a loss for the three months ended June 30, 2008 of  $150,000, or $.04 per share, compared with earnings of $1,047,000, or $.25 per share, for the same period of 2007.  The Company recorded a $2.7 million provision for loan losses during the quarter as nonperforming loans totaled $19.6 million at June 30, 2008, an increase of $7.6 million from $12.0 million at December 31, 2007.  No provision was taken during the second quarter of 2007.

 Partially offsetting the increased provision was a 24 percent increase to the Company’s net interest income that increased $1.1 million during the second quarter of 2008 as compared to the like quarter of 2007.  The growth in net interest income was attributable to the Company’s loan growth while the Company decreased interest expense by lowering rates paid on deposits and borrowings.  The net interest spread increased to 3.31 percent during the second quarter of 2008 as compared with 2.29 percent during the same quarter of 2007.

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

Management analyzes the adequacy of the allowance for loan and lease losses at least quarterly.  Loans and leases judged to be impaired, with probable incurred loss exposure, that are no longer accruing interest, and historical net loss percentages are reviewed in the analysis of the allowance for loan and lease losses.  Factors considered in assessing the adequacy of the allowance include: changes in the type and volume of the loan and lease portfolio; review of the larger credits within the Bank; historical loss experience; current economic trends and conditions; review of the present value of expected cash flows or fair value of collateral on impaired loans and leases; portfolio growth; and other factors management deems appropriate.  Based on management’s analysis, the allowance for loan and lease losses at June 30, 2008 is adequate to cover probable incurred credit losses.

One of the components of the allowance for loan losses is historical loss experience.  Different loan classifications within the portfolio have different loss experience ratios.  For example, loans secured by real estate generally have a better loss experience than loans secured by other assets.  Changes in the classification between periods can impact the allocation for historical losses.  At June 30, 2008, approximately 85 percent of the Bank’s loans were secured by real estate, unchanged from December 31, 2007.

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

FINANCIAL CONDITION

The Company’s cash and cash equivalents at June 30, 2008 were $14.9 million and have declined $8.7 million from December 31, 2008.  The Company had no federal funds sold at June 30, 2008 as compared with $9.2 million at December 31, 2007.  The Company’s federal funds sold position declined as this source of liquidity was used to assist in the funding of the loan growth that occurred during the first half of 2008.  Federal funds sold are excess funds above what is necessary to maintain at the Federal Reserve that the Company lends/sells to other financial institutions on an overnight basis.  Rather than lend/sell these excess funds, the Company may use the funds for its liquidity needs.

The Company’s securities available for sale declined $30.1 million to $123.2 million at June 30, 2008 from $153.3 million at year-end 2007.  The liquidity provided by the maturities and calls to the Company’s securities available for sale during the first half of 2008 was used to fund loan growth.  The Company has investments in collateralized debt obligations backed by financial institutions and insurance companies at June 30, 2008 having a fair value of $7.1 million that have unrealized losses of $3.7 million.  Management has analyzed the payment streams on these collateralized debt obligations and management has the intent and ability to hold these securities for the foreseeable future.  Management expects the fair value to recover as these securities approach their maturity dates.

Loans and leases, the largest earning asset of the Company, totaled $476.3 million at June 30, 2008, increasing $40.6 million from $435.7 million at December 31, 2007.  The increase mainly came from increases in loans to the hotel industry secured by commercial real estate.   The Company’s loans to the hotel industry increased $30.3 million during the first half of 2008 to $49.8 million at June 30, 2008 from $19.5 million at December 31, 2007.

The Company’s loans are made primarily to small and midsize businesses and are primarily secured by real estate.  Approximately 85 percent of the Bank’s loan portfolio at June 30, 2008 was secured by real estate.  There have been some declines in general real estate values in our market area that may affect the collateral values of the Company’s loans secured by real estate.  It should be noted that the Bank’s underwriting standards require that borrowers have adequate cash flows in order to support loan repayment.  As such, the Company carries no subprime mortgages in its loan portfolio.  At June 30, 2008, approximately $31.3 million of the Bank’s loans secured by 1 – 4 family and 5 plus family residences were pledged under a blanket agreement to the Federal Home Loan Bank to secure our borrowings and line of credit there.

NORTHERN STATES FINANCIAL CORPORATION

Loan commitments have increased $18.9 million to $155.6 million at June 30, 2008 compared with $136.7 million at December 31, 2007 as loan demand continued to be strong during the first half of 2008.  Letters of credit decreased during the first half of 2008 to $9.3 million from $10.7 million at year-end.  At June 30, 2008, loans to related parties totaled $1.0 million and loan commitments and letters of credit issued to related parties were $1.9 million.  Loans, loan commitments and letters of credit to related parties are made on the same terms and conditions that are available to the public.

Deposits at June 30, 2008 decreased $12.8 million, or 2.7 percent, from year-end 2007.  The decrease in deposits came mainly from decreases in time and money market deposits, which decreased $8.6 million and $4.7 million, respectively, from December 31, 2007.  Much of the decline in time deposits came from maturities of promotional 5 month CDs offered at 5.00 percent during the third quarter of 2007 through January 2008 that matured during the second quarter of 2008 as the renewal rates were significantly lower than 5.00 percent.  Lower rates offered on money market deposits contributed to the decreases to this deposit product.

Securities sold under repurchase agreements decreased by $17.7 million to $49.1 million at June 30, 2008 from $66.8 million at December 31, 2007.  The decline during the first half of 2008 was due to one customer who closed their $20.0 million repurchase agreement relationship.  As the repurchase agreements decreased the Company replaced the funds with Federal Home Loan Bank advances and short-term borrowings of federal funds purchased that totaled $25.0 million and $13.1 million, respectively, at June 30, 2008.

As previously disclosed, included in other liabilities at June 30, 2008 is $304,000 related to estimated environmental clean-up expenses of a parcel of other real estate sold in previous years.  The Company intends to seek reimbursement of these expenses from the State of Illinois that has a fund for this type of clean-up.  However, there can be no assurance that the Company will be successful in obtaining any such reimbursement.

FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s securities that were measured at fair value on a recurring basis at June 30, 2008, and the valuation techniques used by the Company to determine the fair values.

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

On an annual basis the Company validates the measurement of the fair values of its securities by sending a listing of its securities to an independent securities valuation firm.  This independent securities valuation firm determines the fair values of the Company’s securities portfolio that is then compared to the fair value using the methods outlined.  When this validation was last done at September 30, 2007, the difference between the fair value reported and the fair value determined by the independent securities valuation firm was considered insignificant.

NORTHERN STATES FINANCIAL CORPORATION

Disclosures concerning securities measured at fair value are as follows:

TABLE 1

NORTHERN STATE FINANCIAL CORPORATION
ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS
As of June 30, 2008
($ 000s)

		Fair Value Measurements at Reporting Date Using
Description	06/30/08	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale	$123,243	$-	$123,243	$-

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are held to maturity loans that are considered impaired per Financial Accounting Standard Board Statement No. 114 (“FAS 114”).  The Company has estimated the fair values of the impaired loans using Level 3 inputs, specifically discounted cash flow projections.  For the quarter ended June 30, 2008, the Company’s net change to its specific allocation to these impaired loans in order to adjust these assets to their estimated fair values was $2,792,000.

TABLE 2

NORTHERN STATE FINANCIAL CORPORATION
ASSETS MEASURED AT FAIR VALUE ON A NON-RECURRING BASIS
As of June 30, 2008
($ 000s)

		Fair Value Measurements at Reporting Date Using
Description	06/30/08	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Change for the quarter ended 06/30/08
Impaired loans accounted
For under FAS 114	$18,935	$-	$-	$18,935	$2,792

NORTHERN STATES FINANCIAL CORPORATION

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

Other assets, including goodwill, intangible assets and other assets acquired in business combinations, are also subject to periodic impairment assessments under other accounting principles generally accepted in the United States of America. These assets are not considered financial instruments.  Effective February 12, 2008, the FASB issued a staff position, FSP FAS 157-2, which delayed the applicability of FAS 157 to non-financial instruments.  Accordingly, these assets are not included for purposes of the above disclosures.

CAPITAL

           Total stockholders’ equity decreased $4.7 million to $68.7 million during the six months ended June 30, 2008.  Items causing a reduction to stockholders’ equity were an adjustment of $2,093,000 for the unrealized loss on securities available for sale, net of deferred tax, purchases of 105,850 shares of treasury stock for $2,078,000 and a payment of a $.40 per share cash dividend to stockholders on June 1, 2008 that totaled $1,628,000.  These decreases to stockholders’ equity during the first half of 2008 were offset by $1,051,000, the net income for the six months ended June 30, 2008.  The book value of the Company’s common stock at June 30, 2008 was $16.87 per share.

On a consolidated basis, the Company’s Tier 1 to total assets ratio and total capital to assets ratio, on a risk adjusted basis, were 11.10 percent and 13.96 percent, respectively, at June 30, 2008 and exceed the regulatory minimum for capital adequacy purposes.  Management believes that the capital position of both the Company and the Bank are appropriate for current projected needs.

LIQUIDITY

The Company’s liquidity is measured by the ability to raise funds through deposits, borrowed funds, capital or cash flow from the repayment or maturities of loans and securities and net profits.   Liquidity is primarily managed through the growth of deposits and by liquid assets such as cash and due from banks less any reserve requirements, securities available for sale less any pledged securities and federal funds sold.  Asset and liability management is the process of managing the balance sheet to achieve a mix of earning assets and liabilities in such a way that achieves an interest rate risk profile acceptable to management and assists in achieving a desired level of profitability.  An important part of the overall asset and liability management process is providing adequate liquidity.  Liquid assets at the Bank consist of cash and equivalents less any Federal Reserve Bank deposit requirements plus unpledged securities available for sale.  The Bank’s liquid assets totaled $47.1 million at June 30, 2008 as compared with $46.5 million at December 31, 2007.

Management reviews the liquidity ratio and as well as its sources and uses of funds weekly.  The liquidity ratio is the net liquid assets divided by net deposits and short-term liabilities.  At June 30, 2008, this ratio at the Bank was 9.98 percent, slightly below management’s internal policy guidelines by 2 basis points.

Liquidity management involves the Company’s ability to meet the cash flow requirements of customers.  The Company needs to have sufficient cash flow to meet borrowers needs to fund loans or the requirements of depositors wanting to withdraw funds.  The statements of cash flows shows that for the six months ended June 30, 2008 cash and cash equivalents decreased by $8.7 million to $14.9 million.

NORTHERN STATES FINANCIAL CORPORATION

Federal funds sold, interest bearing deposits in banks and available for sale securities, particularly those of shorter maturities, are principal sources of liquidity.  There were no federal funds sold at June 30, 2008 as compared with $9.2 million at December 31, 2007.  The Company classifies all of its securities as available for sale, which increases the Company's flexibility in that the Company can use its unpledged securities to meet liquidity requirements by increasing its repurchase agreement balances.  Securities available for sale totaled $123.2 million at June 30, 2008 of which $86.2 million were pledged to secure public deposits and repurchase agreements as compared with pledged securities of  $125.3 million at December 31, 2007.

The Company can sell unpledged securities for liquidity purposes prior to their maturity date.  Subsequent to June 30, 2008, the Company sold securities with a carrying value of $3.0 million for liquidity purposes and recognized gain of $17,000 from the sale.

During the six months of 2008, the Company had incoming cash flows from maturities and calls of securities available for sale of $76.7 million while it had cash outflows for purchases of securities of $50.1 million.  These securities activities during the first half of 2008 provided liquidity of $26.6 million, which was used to help meet the cash flows for funding loans and deposit reductions.

An important source of liquidity to the Company is deposits.  The Company may use brokered deposits as a source of liquidity.  During the six months ended June 30, 2008 increased its brokered deposits by $6.0 million to $49.8 million, amounting to 10.6 percent of total deposits, to meet the Company’s liquidity needs.  Subsequent to June 30, 2008, the Company took in an additional $14.0 million in brokered deposits for liquidity purposes.

Another important source of liquidity to the Company is borrowings in the form of repurchase agreements and Federal Home Loan Bank advances.  During the first half of 2008, borrowings through repurchase agreements decreased $17.7 million as one repurchase agreement relationship of $20.0 million was closed. The Company is carrying $25.0 million at June 30, 2008 in Federal Home Loan Bank (“FHLB”) advances. During the first half of 2008, the Company drew on its line of credit with the FHLB in the amount of $60.0 million, while paying down the advances by $35.0 million.  In order to increase its line of credit available from the FHLB, the Company increased its investment in FHLB stock by $312,000 during the first six months of 2008.  The Company has made a blanket pledge of its 1-4 family and 5 plus family real estate mortgage loans totaling $31.3 million to the FHLB for this credit line as well.  At June 30, 2008, the Company has an additional $6.3 million available to draw at the FHLB.

The Company also uses short-term borrowings for federal funds purchased to assist its liquidity needs.  At June 30, 2008, the Company had overnight borrowings of federal funds purchased totaling $13.1 million from two independent banks with an additional $21.9 million funds available from these independent banks.  During the second quarter of 2008, the Company opened a relationship from a third independent bank and received an additional $10.0 million line of credit for overnight borrowings.  There was a total of $31.9 million available at June 30, 2008 from these combined lines of credit to help ensure the Company’s ability to meet any funding needs, including any unexpected strain on liquidity.

RESULTS OF OPERATIONS

NET INCOME

           The Company posted a net loss of $150,000 for the quarter ended June 30, 2008 as compared with net income of $1,047,000, for the same quarter of 2007.  Despite growth of  $1.1 million to net interest income, a 24 percent increase, for the second quarter ended June 30, 2008, an increase in its provision for loan and lease losses totaling $2.7 million resulted in the Company recording a net loss for the period.

NORTHERN STATES FINANCIAL CORPORATION

For the six months ended June 30, 2008, net income was $1,051,000 as compared with $2,576,000 for the first half of 2007. The annualized return on average assets for the first half of 2008 was .33 percent, decreasing from .75 percent for the same period of 2007.   The decrease in net income for the six months ended June 30, 2008 was due to the provision for loan and lease losses of $3.0 million during the first half of 2008 necessitated by increased levels of nonperforming loans as compared with a $1.4 million reduction to the provision for loan and lease losses during the first half of 2007, when the nonperforming loan portfolio improved.

NET INTEREST INCOME

           Net interest income, the difference between interest income on earning assets and interest expense on interest bearing liabilities, increased 24 percent to $5.6 million for the second quarter of 2008, an increase of $1.1 million as compared with $4.5 million for the same quarter of 2007.  The growth to net interest income was attributable to increased interest income from loan growth while the Company significantly decreased interest expense by lowering rates paid on deposits and borrowings.

Interest income from earning assets during the second quarter of 2008 declined $750,000 from the same quarter last year.  The lower volume of interest earning assets coupled with generally lower interest rates the second quarter of 2008 as compared to the same quarter of 2007 account for this decrease.   Table 3 shows that average interest earning assets were $601.5 million during the second quarter of 2008, $30.4 million less as compared with $631.9 million during the same quarter of 2007.  However, average loans, the interest earning asset that generally yield the highest rate of interest for the Company, were $89.3 million greater in the second quarter of 2008 than for the same quarter of 2007.  Corresponding loan interest income on a fully tax equivalent basis was $244,000 greater during the second quarter of 2008 than for the same quarter last year.  General interest rates were lower as evidenced by the prime lending rate, which was 5.00 percent at June 30, 2008, as compared with 8.25 percent at June 30, 2007.  The effect of the lower interest rates is evidenced in Table 3 that shows that yields earned on average interest earning assets declined 16 basis points to 5.96 percent during the second quarter of 2008 as compared with 6.12 percent for the like quarter of 2007.

Interest expense declined $1.8 million in the second quarter of 2008 as compared with the same quarter of 2007.  Interest expense declined as the volume of average interest bearing liabilities decreased during the second quarter of 2008 by $36.9 million to $501.2 million compared with $538.1 million during the same period of 2007.  During 2007 and into 2008, in order to lower its interest expense, the Company began offering lower rates on its deposit products even though it meant that deposit balances would decline.  The effect of this strategy is evidenced during the second quarter of 2008 where rates paid on interest bearing liabilities declined 118 basis points to 2.65 percent as compared with the same quarter of 2007.

The net interest rate spread increased 102 basis points to 3.31 percent for the second quarter of 2008 compared to 2.29 percent for the same quarter of 2007.  The increased net interest spread shows that yields on interest earning assets declined at a much slower speed than the decreases to rates paid on interest bearing liabilities.  An important factor to consider is that the Company’s loan growth mitigated some of the effect of the lower general interest rates in 2008 as loans yields are generally higher than yields on securities and federal funds sold.

Table 4 shows that during the six months ended June 30, 2008, net interest income on a fully tax equivalent basis increased $2.5 million compared with the same period of 2007.  Average yields on interest earning assets increased 15 basis points to 6.09 percent during the six months ended June 30, 2007 as compared with the same six months last year while average rates paid on interest bearing liabilities decreased by 97 basis points, causing the growth to the net interest spread.

NORTHERN STATES FINANCIAL CORPORATION

TABLE 3
NORTHERN STATES FINANCIAL CORPORATION
ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES
For the Three Months Ended June 30, 2008 and 2007 - Rates are Annualized
($ 000s)

	2008			2007
	Average Balance	Interest	Rate	Average
				Balance	Interest	Rate
Assets
Loans (1)(2)(3)	$463,369	$7,075	6.11%	$374,025	$6,831	7.31%
Taxable securities (4)	125,124	1,705	5.45%	222,326	2,357	4.22%
Tax advantaged securities (2) (4)	10,731	169	6.33%	7,654	107	5.59%
Federal funds sold	2,303	13	2.26%	27,915	390	5.59%
Interest earning assets (4)	601,527	8,962	5.96%	631,920	9,685	6.12%
Noninterest earning assets	37,470			44,102
Average assets	$638,997			$676,022

Liabilities and Stockholders' Equity
NOW deposits	$48,006	$40	0.33%	$49,653	$101	0.81%
Money market deposits	68,742	295	1.72%	75,691	703	3.72%
Savings deposits	63,595	78	0.49%	66,612	125	0.75%
Time deposits	245,477	2,452	4.00%	252,892	3,070	4.86%
Other borrowings	75,400	460	2.44%	93,246	1,152	4.94%
Interest bearing liabilities	501,220	3,325	2.65%	538,094	5,151	3.83%
Demand deposits	58,383			57,578
Other noninterest bearing liabilities	7,451			8,258
Stockholders' Equity	71,943			72,092

Average Liabilities and Stockholders' Equity	$638,997			$676,022

Net interest income		$5,637			$4,534

Net interest spread			3.31%			2.29%

Net yield on interest earning assets (4)			3.75%			2.86%

Interest-bearing liabilities to earning assets ratio			83.32%			85.15%

(1)	Interest income on loans includes loan origination and other fees of $63,000 and $196,000 for the three months ended June 30, 2008 and 2007.

(2)
Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34 percent tax rate.  The tax equivalent adjustment reflected in the above table for municipal loans is approximately $23,000 and $18,000 for the three months ended June 30, 2008 and 2007.  The tax equivalent adjustment reflected in the above table for tax advantaged securities is approximately $58,000 and $36,000 for the three months ended June 30, 2008 and 2007.

(3)	Non-accrual loans are included in average loans.

(4)
Rate information was calculated on the average amortized cost for securities.  The three months ended June 30, 2008 and 2007 average balance information includes an average unrealized gain (loss) for taxable securities of ($72,000) and ($1,241,000) and for tax-advantaged securities of $49,000 and $0.

NORTHERN STATES FINANCIAL CORPORATION

TABLE 4

NORTHERN STATES FINANCIAL CORPORATION
ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES
For the Six Months Ended June 30, 2008 and 2007 - Rates are Annualized
($ 000s)

	2008			2007
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets
Loans (1)(2)(3)	$454,808	$14,343	6.31%	$373,849	$13,431	7.19%
Taxable securities (4)	132,195	3,593	5.46%	242,356	4,979	4.08%
Tax advantaged securities (2) (4)	10,985	343	6.26%	7,711	215	5.58%
Federal funds sold	5,765	83	2.88%	17,242	480	5.57%
Interest earning assets (4)	603,753	18,362	6.09%	641,158	19,105	5.94%
Noninterest earning assets	37,059			41,777
Average assets	$640,812			$682,935

Liabilities and Stockholders' Equity
NOW deposits	$45,785	$79	0.35%	$49,609	$198	0.80%
Money market deposits	69,457	645	1.86%	76,623	1,472	3.84%
Savings deposits	62,563	168	0.54%	67,127	251	0.75%
Time deposits	248,511	5,278	4.25%	256,727	6,188	4.82%
Other borrowings	77,315	1,091	2.82%	96,888	2,424	5.00%
Interest bearing liabilities	503,631	7,261	2.88%	546,974	10,533	3.85%
Demand deposits	56,945			56,471
Other noninterest bearing liabilities	7,207			7,847
Stockholders' Equity	73,029			71,643
Average Liabilities and Stockholders' Equity	$640,812			$682,935

Net interest income		$11,101			$8,572

Net interest spread			3.21%			2.09%

Net yield on interest earning assets (4)			3.68%			2.67%

Interest-bearing liabilities to earning assets ratio			83.42%			85.31%

(1)	Interest income on loans includes loan origination and other fees of $95,000 and $256,000 for the six months ended June 30, 2008 and 2007.

(2)
Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34 percent tax rate.  The tax equivalent adjustment reflected in the above table for municipal loans is approximately $45,000 and $35,000 for the six months ended June 30, 2008 and 2007.  The tax equivalent adjustment reflected in the above table for tax advantaged securities is approximately $117,000 and $73,000 for the six months ended June 30, 2008 and 2007.

(3)	Non-accrual loans are included in average loans.

(4)
Rate information was calculated on the average amortized cost for securities.  The six months ended June 30, 2008 and 2007 average balance information includes an average unrealized gain (loss) for taxable securities of $538,000 and ($1,756,000) and for tax-advantaged securities of $29,000 and $1,000.

NORTHERN STATES FINANCIAL CORPORATION

If interest rates remain stable for the balance of 2008, management believes that net interest income will continue to improve.  A majority of its loans are at fixed rates and the Company believes that it will maintain the yields earned on these loans as prepayment penalties will deter borrowers from refinancing many of these loans.  A sizable amount of the Company’s variable rate loans have interest rate floors that do not allow the loan yield to decrease any further.  On the deposit side of the balance sheet, the Company has significantly lowered rates offered on time deposits.  Management believes that its cost of funds will decline as time deposits mature and reprice at lower rates in the second half of 2008.  The Company constantly reviews its net interest income and implements strategies to increase its net yield on interest earning assets.

ASSET QUALITY AND THE PROVISION FOR LOAN AND LEASE LOSSES

At June 30, 2008, management, with the concurrence of the Board of Directors, after carefully reviewing the adequacy of the allowance for loan and lease losses and the levels of nonperforming and impaired loans and leases, determined that an allowance of $7.6 million was adequate to cover probable incurred loan and lease losses as compared with $4.6 million at year-end 2007.  During the first half of 2008, $82,000 in loans and leases were charged off against the allowance compared with charge offs of $2.1 million during the same period last year.  Recoveries of loans previously charged off during the six months ended June 30, 2008 totaled $54,000 as compared with $49,000 in recoveries during the same period in 2007.  During the second quarter of 2008, the provision for loan and lease losses was $2.7 million and the provision for the six months ended June 30, 2008 totaled $3.0 million.  There was no provision for loan and lease losses during the second quarter of 2007 and for the six months ended June 30, 2007 the provision total was a reduced by $1.4 million.

           Nonperforming loans and leases, which includes loans and leases on nonaccrual status in addition to loans and leases 90 days or more past due and still accruing interest, were $19.6 million at June 30, 2008, or 4.11 percent of total loans and leases, as compared with $12.0 million at December 31, 2007, or 2.75 percent of loans and leases.   During the first quarter of 2008 the Company received payoffs and principal reductions on $6.4 million of nonperforming loans that the Company had been carrying on nonaccrual status at December 31, 2007.  Additions to the nonperforming loans during the second quarter of 2008 that were placed on nonaccrual status include a $9.0 million loan on a renovated luxury home, a construction loan for $1.7 million, and loans totaling $1.1 million to a borrower secured by commercial properties.  A $2.2 million home equity classified as nonperforming during the first quarter of 2008 remained on nonaccrual status at June 30, 2008.

The $9.0 million loan placed on nonaccural status during the quarter ended June 30, 2008 is secured by a luxury home on 7.5 acres.  The borrower extensively renovated the home and the loan was placed on nonaccrual status, as the borrower has been unable to sell the property.  The Company allocated $2.2 million of its allowance for loan and lease losses specifically to this loan at June 30, 2008.

A loan for the construction of 145 condominiums in Texas, in which the Bank is a participant with the Bank’s portion of the loan at $1.7 million at June 30, 2008, was placed on nonaccrual status during the second quarter of 2008.  Structural problems have delayed the completion of the building.  At June 30, 2008, the Company has allocated $500,000 of its allowance for loan and lease losses specifically to this loan.  As more information is made available from the project’s engineers as to the structural problems and the cost to correct them, the allowance allocated to this loan may be adjusted.

Additional loans totaling $1.1 million secured by business properties were also placed on nonaccrual status during the quarter ended June 30, 2008 as the borrower experienced cash flow difficulties.  The analysis of the market value of the properties is in excess of $1.1 million and as such the Company has not made a specific allocation of the allowance for loan and lease losses for this loan at June 30, 2008.

NORTHERN STATES FINANCIAL CORPORATION

Impaired loans and leases at June 30, 2008 totaled $18.9 million as compared with $10.7 million at December 31, 2007.  The Company considers a loan or lease impaired if full principal and interest will not be collected under the contractual terms of the note.  Nonaccrual loans and leases are classified as impaired.  Impaired loans and leases are carried at the present value of expected cash flows discounted at the loan's effective interest rate or at the fair value of the collateral less selling costs, if the loan or lease is collateral dependent.  At June 30, 2008, $3.3 million of the allowance for loan and lease losses was allocated to the impaired loans.

Another component of nonperforming assets is other real estate owned, consisting of assets acquired through loan foreclosure and repossession. At June 30, 2008, other real estate owned totaled $2.9 million, unchanged from December 31, 2007 and consists of two separate properties.  The fair value of other real estate owned is reviewed by management at least quarterly to help ensure the reasonableness of its carrying value, which is the lower of cost or the fair value less estimated selling costs.

Other real estate owned includes a property acquired in 1987 through the receipt of deed in lieu of foreclosure.  This property is a former commercial/industrial site located overlooking Lake Michigan in Waukegan, Illinois, with a carrying value of $1,710,000 at June 30, 2008.  The Company is attempting to sell this property through the Bank’s subsidiary, Northern States Community Development Corporation as part of the City of Waukegan’s lakefront development plans.  A problem with the development of this real estate is the need to move railroad tracks that are adjacent to the property.  The City of Waukegan has been in negotiations with the railroad to move these tracks as part of the city’s Lakefront Downtown Master Plan.

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

At June 30, 2008, the Company is also carrying $1.2 million as other real estate owned on a property consisting of a two-story office building in Waukegan, Illinois that had been transferred to other real estate owned in 2004.  The Company is actively attempting to sell the property.

NONINTEREST INCOME

           Noninterest income for the three months ended June 30, 2008 was $1,116,000, decreasing $294,000 as compared with $1,410,000 for the three months ended June 30, 2007.  The majority of the decrease to noninterest income was a result of the recognition of a one-time gain of $148,000 during the three months ended June 30, 2007 from the sale of the Bank’s land trust area.  Service fees on deposits also declined $59,000 during the second quarter of 2008 as compared with the same quarter last year as overdraft fee income decreased.  Also contributing to the decrease to noninterest income was a $38,000 reduction in mortgage banking service fee income during the second quarter of 2008 as compared with the same quarter of 2007 as home mortgage activities declined due to the general slow-down in home sales.

Many of these same factors, including the one-time gain on the sale of the land trust area of $148,000 during the first half of 2007, caused noninterest income to decline for the first half of 2008 by $320,000 as compared to the same period of 2007.  Service fees on deposits were $81,000 less during the six months ended June 30, 2008 due to decreases to overdraft fee income and mortgage banking service fee income was $78,000 less.

NORTHERN STATES FINANCIAL CORPORATION

NONINTEREST EXPENSE

           Noninterest expense for the quarter ended June 30, 2008 was $4.3 million, decreasing slightly by $17,000 from the same quarter of 2007.  The Company’s efficiency ratio, noninterest expense divided by the sum of net interest income and noninterest income, was 64.7 percent for the second quarter of 2008 as compared with 73.6 percent for the same quarter of 2007 and was positively affected by the increased net interest income.

In comparing noninterest expenses for the second quarter of 2008 to the same quarter of 2007, decreases to salaries and employee benefits of $59,000 and occupancy and equipment expenses of $58,000 were largely offset by increases of $98,000 to audit and other professional expenses.  Audit and other professional expenses increased due to professional fees relating to marketing research and assistance in the development of a marketing plan.  As the marketing plan is still in development, these professional expenses are expected to continue to be above 2007’s levels during the balance of 2008.

Noninterest expense for first half of 2008 totaled $8.7 million, increasing $93,000 from the same period of 2007. The Company’s efficiency ratio for the six months ended June 30, 2008 was 66.3 percent as compared with 78.4 percent for the same period of 2007.  A lower efficiency ratio indicates improved performance and reflects the increased net interest income during the first half of 2008 and the containment of noninterest expenses during that time period.

Components of noninterest expense showing improvement for the six months ended June 30, 2008 as compared with the same six months of 2007 were salaries and employee benefits, which decreased by $144,000, and legal expense, which decreased by $62,000.  Salaries and employee benefits have declined as the number of full time equivalent employees has been reduced to 155 at June 30, 2008 as compared with 160 at June 30, 2007.  Legal expense decreased as one of the Bank’s major nonperforming loans was settled during the first quarter of 2008.  As nonperforming loans have risen in 2008, it is expected that this expense will increase in future quarters.

Offsetting these reductions to salaries and legal expenses during the first half of 2008 as compared with the first half of 2007 were increases to audit and other professional fees of $153,000 and to other operating expenses of $131,000.  Audit and other professional fees increased as the Company has contracted for assistance with marketing research and for the development of marketing strategies.  Other operating expenses increased as expenses relating to nonperforming assets increased $99,000 and FDIC expense increased $42,000 during the first half of 2008.  It is expected that these expenses will continue to increase in future quarters.

FEDERAL AND STATE INCOME TAXES

           For the three months ended June 30, 2008, the Company had a tax benefit of $217,000 as compared with income taxes of $507,000 for the same three months last year.  The tax benefit resulted from the pretax loss of $367,000 during the second quarter of 2008.

The Company had tax expense of $412,000 for the six months ended June 30, 2008 as compared with a tax expense of $1,233,000 for the same period of 2007.  As a percentage of pre-tax income, tax expense was 28.2 percent for the six months ended June 30, 2008 and 32.4 percent for the same period of 2007.  The tax rates declined in 2008 due to lower pretax income as the provision for loan losses increased.

The Company earned $985,000 of interest income from U.S. Treasury and U.S. government-sponsored entity securities that was not subject to state income tax during the first half of 2008 as compared with $4.4 million during the first half of 2007.  This decrease in state tax-exempt income from U.S. Treasury and U.S. government-sponsored entity securities was planned by the Company as in previous years the Company built up sizable tax credits with the state.  The Company needs to generate taxable income for state tax return purposes within 11 years that will use up these tax credits or the Company will need to reverse these credits.

NORTHERN STATES FINANCIAL CORPORATION

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

           The Company has contractual obligations that may not appear on the balance sheet.  Table 5 presents the Company’s significant fixed and determinable contractual obligations as of June 30, 2008, by payment date. The payment amounts in Table 5 represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts or similar carrying amount adjustments.

TABLE 5

NORTHERN STATE FINANCIAL CORPORATION
CONTRACTUAL OBLIGATIONS
As of June 30, 2008
($ 000s)

Contractual obligations	One year or less	Greater than 1 yr. and less than or equal to 3 yrs.	Greater than 3 yrs. and less than or equal to 5 yrs.	Greater than 5 yrs.	Total

Long-term debt
Federal Home Loan Bank advances	$25,000	$0	$0	$0	$25,000
Subordinated debentures	0	0	0	10,000	10,000
Time deposits	187,046	47,593	0	0	234,639
Other contractual obligations
Standby letters of credit	9,310	0	0	0	9,310
Community Reinvestment Act investment commitment	51	0	0	0	51

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

NORTHERN STATES FINANCIAL CORPORATION

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

           Table 6 shows how interest rate shocks of decreasing rates 1% and 2% and increasing rates 1% and 2% affect projected 12 month projected net interest income at June 30, 2008 and December 31, 2007.  The computer simulation model used to do the interest rate shocks and calculate the effect on projected net interest income takes into consideration maturity and repricing schedules of the various assets and liabilities as well as call provisions on the Company’s securities.

At June 30, 2008 the projected net interest income increases $34,000 when rates are shocked upward 2% while projected net interest income decreases $580,000 for a 2% downward rate shock.   At December 31, 2007 projected net interest income increased $418,000 when rates were shocked upward 2% while projected net interest income decreased by $222,000, for a 2% downward rate shock.  This indicates that the balance sheet was asset sensitive at both June 30, 2008 and December 31, 2007.

At both June 30, 2008 and December 31, 2007, the percentage changes from the base forecasted 12-month net interest income are within internal policy guidelines and shows that interest rate risk was not overly significant at June 30, 2008.

TABLE 6

NORTHERN STATES FINANCIAL CORPORATION
EFFECT OF INTEREST SHOCKS ON NET INTEREST INCOME
as of June 30, 2008 and December 31, 2007
($000s)

	Immediate Change in Rates
	-2.00%	-1.00%	+1.00%	+2.00%
June 30, 2008:
Dollar Change from Base Forecast	$(580)	$(181)	$(7)	$34
Percent Change from Base Forecast	-2.69%	-0.84%	-0.03%	0.16%

December 31, 2007:
Dollar Change from Base Forecast	$(222)	$(137)	$334	$418
Percent Change from Base Forecast	-1.10%	-0.68%	1.66%	2.08%

NORTHERN STATES FINANCIAL CORPORATION

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management has evaluated, with the participation of the Chairman of the Board and President, and Vice President and Treasurer, the Company’s disclosure controls and procedures (as such term is defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on that evaluation, the Chairman of the Board and President, and Vice President and Treasurer have concluded that these controls and procedures were effective as of such date.  There were no changes in internal control over financial reporting (as such term is defined in Rule 13a – 15(f) under the Securities Exchange Act of 1934) that occurred during the second quarter of 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

NORTHERN STATES FINANCIAL CORPORATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table sets forth information in connection with purchases made by, or on behalf of, the Company of shares of the Company’s common stock during the quarterly period ended June 30, 2008.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased under the Plans

April 1, 2008 Through April 30, 2008	55,850	$19.43	0	0

May 1, 2008 Through May 31, 2008	0	$0.00	0	0

June 1, 2008 Through June 30, 2008	0	$0.00	0	0

Total	55,850	$19.43	0	0

(1)
On April 17, 2002, the Company's Board of Directors authorized the repurchase of up to 200,000 shares of the Company's common stock either in open market or private transactions.  On February 19, 2003, the Company's Board of Directors authorized the repurchase of an additional 200,000 shares. (At June 30, 2008, these stock Repurchase Programs have been completed.)

NORTHERN STATES FINANCIAL CORPORATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of Northern States Financial Corporation was held on May 22, 2008, with the stockholders of record at April 7, 2008 eligible to vote in person or by proxy, with one vote for each share owned, to elect directors for a one year term each and to ratify the appointment of Plante & Moran, PLLC as independent auditors of the Company for the year ending December 31, 2008.  There were 4,128,105 shares of stock outstanding and eligible to vote as of April 7, 2008.  The appointment of Plante & Moran, PLLC as the Company’s independent auditors for the year ending December 31, 2008 was ratified by a vote of 3,756,468 FOR ratification, with 900 shares voting AGAINST, and 9,537 shares ABSTAINING.  The following directors were duly elected:

	Votes FOR	Votes WITHHELD

Fred Abdula	3,739,882	27,023
Kenneth W. Balza	3,740,282	26,623
Theodore A. Bertrand	3,740,582	26,323
Jack H. Blumberg	3,724,547	42,358
Frank J. Furlan	3,721,788	45,117
Harry S. Gaples	3,729,517	37,388
James A. Hollesteiner	3,684,517	82,388
Allan J. Jacobs	3,740,282	26,623
Raymond M. Mota	3,693,431	73,474
Helen Rumsa	3,719,888	47,017

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

Exhibit 31.1   Section 302  Certification of Chairman of the Board and President.

Exhibit 31.2   Section 302  Certification of Vice President and Treasurer.

Exhibit 32.1   Section 906   Certification.

NORTHERN STATES FINANCIAL CORPORATION
FORM 10-Q
June 30, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized, on this 4th day of August 2008.

NORTHERN STATES FINANCIAL CORPORATION
(Registrant)

Date: August 4, 2008	By:	/s/ Fred Abdula
Fred Abdula
Chairman of the Board of Directors and President

Date: August 4, 2008	By:	/s/ Thomas M. Nemeth
Thomas M. Nemeth
Vice President and Treasurer

NORTHERN STATES FINANCIAL CORPORATION
FORM 10-Q
June 30, 2008

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