Form 10-Q
period 2008-09-30
NORTHERN STATES FINANCIAL CORP /DE/
filed 2008-11-05
CIK 744485

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549
________________________________________________________

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR
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

4,072,255 shares of common stock were outstanding
at November 3, 2008

NORTHERN STATES FINANCIAL CORPORATION AND SUBSIDIARY
FORM 10-Q
For the Quarter Ended September 30, 2008
INDEX

Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Northern States Financial Corporation
Waukegan, Illinois

We have reviewed the accompanying interim condensed consolidated balance sheet of NORTHERN STATES FINANCIAL CORPORATION as of September 30, 2008, the condensed consolidated statements of income for the three and nine month periods ended September 30, 2008 and 2007 and the condensed statements of cash flows and stockholders equity for the nine month periods ended September 30, 2008 and 2007.  These interim financial statements are the responsibility of the company's management.

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

  /s/ Plante & Moran, PLLC

Chicago, Illinois
November 4, 2008

Index

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2008 and December 31, 2007
(In thousands of dollars) (Unaudited)

	September 30,	December 31,
Assets	2008	2007
Cash and due from banks	$13,898	$14,273
Interest bearing deposits in financial institutions -
maturities less than 90 days	196	180
Federal funds sold	42,938	9,181
Total cash and cash equivalents	57,032	23,634
Securities available for sale	121,822	153,277
Loans and leases	489,815	435,734
Less: Allowance for loan and lease losses	(9,932)	(4,606)
Loans and leases, net	479,883	431,128
Federal Home Loan Bank stock	1,757	1,445
Office buildings and equipment, net	9,648	9,198
Other real estate owned	4,636	2,857
Goodwill	9,522	9,522
Core deposit intangible asset	1,042	1,390
Accrued interest receivable and other assets	9,366	5,705
Total assets	$694,708	$638,156

Liabilities and Stockholders' Equity
Liabilities
Deposits
Demand - noninterest bearing	$55,974	$60,015
Interest bearing	437,147	420,944
Total deposits	493,121	480,959
Securities sold under repurchase agreements	52,019	66,797
Federal Home Loan Bank advances	35,000	0
Federal funds purchased	30,000	0
Subordinated debentures	10,000	10,000
Advances from borrowers for taxes and insurance	557	1,066
Accrued interest payable and other liabilities	5,988	5,880
Total liabilities	626,685	564,702

Stockholders' Equity
Common stock (Par value $.40 per share, 6,500,000 authorized,
4,472,255 shares issued at September 30, 2008 and December 31, 2007)	1,789	1,789
Additional paid-in capital	11,584	11,584
Retained earnings	63,625	66,983
Treasury stock, at cost (400,000 shares at September 30, 2008
and 294,150 at December 31, 2007)	(9,280)	(7,202)
Accumulated other comprehensive income	305	300
Total stockholders' equity	68,023	73,454
Total liabilities and stockholders' equity	$694,708	$638,156

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three and nine months ended September 30, 2008 and 2007
(In thousands of dollars, except per share data) (Unaudited)
	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Interest income
Loans (including fee income)	$7,287	$7,059	$21,585	$20,455
Securities
Taxable	1,544	2,283	5,137	7,262
Exempt from federal income tax	121	72	347	214
Commercial paper - maturities less than 90 days	0	0	0	0
Federal funds sold and other	8	271	91	751
Total interest income	8,960	9,685	27,160	28,682
Interest expense
Time deposits	2,263	3,017	7,541	9,205
Other deposits	396	920	1,288	2,841
Repurchase agreements and federal funds purchased	279	809	922	2,720
Federal Home Loan Bank advances	137	28	289	205
Subordinated debentures	137	170	433	506
Total interest expense	3,212	4,944	10,473	15,477
Net interest income	5,748	4,741	16,687	13,205
Provision for loan and lease losses	5,146	967	8,129	(458)
Net interest income after provision for
loan and lease losses	602	3,774	8,558	13,663
Noninterest income
Service fees on deposits	672	731	1,953	2,093
Gains on sales of securities	40	0	40	0
Impairment losses on securities	(2,180)	0	(2,180)	0
Trust income	188	184	619	611
Other operating income	279	305	823	1,092
Total noninterest income	(1,001)	1,220	1,255	3,796
Noninterest expense
Salaries and employee benefits	2,127	2,097	6,432	6,546
Occupancy and equipment, net	580	548	1,801	1,791
Data processing	415	389	1,278	1,216
Legal	144	149	304	371
Audit and other professional	260	333	997	917
Amortization of core deposit intangible asset	116	117	348	348
Printing and supplies	79	90	230	303
Other operating expenses	508	507	1,588	1,394
Total noninterest expense	4,229	4,230	12,978	12,886
Income before income taxes	(4,628)	764	(3,165)	4,573
Income tax expense (benefit)	(1,847)	183	(1,435)	1,416
Net income	$(2,781)	$581	$(1,730)	$3,157

Earnings per share	$(0.68)	$0.14	$(0.42)	$0.75

Comprehensive income	$1,457	$1,483	$415	$4,656

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2008 and 2007
(In thousands of dollars) (Unaudited)
	Nine months ended
	September 30,	September 30,
	2008	2007
Cash flows from operating activities
Net income (loss)	$(1,730)	$3,157
Adjustments to reconcile net income to net cash from
operating activities:
Depreciation	391	435
Net gains on sales of securities	(40)	0
Impairment losses on securities	2,180	0
Provision for loan and lease losses	8,129	(458)
(Gain) Loss on sale of other real estate owned	0	8
Deferred loan fees	330	28
Amortization of other intangible assets	348	347
Net change in accrued interest receivable and other assets	(3,720)	965
Net change in accrued interest payable and other liabilities	108	(163)
Net cash from operating activities	5,996	4,319
Cash flows from investing activities
Proceeds from maturities and calls of securities available for sale	83,362	167,078
Proceeds from sales of securities available for sale	8,240	0
Purchases of securities available for sale	(62,223)	(90,227)
Purchases of Federal Home Loan Bank stock	(312)	0
Change in loans made to customers	(58,780)	(35,729)
Proceeds from sales of other real estate owned	0	118
Improvements to other real estate owned	(213)
Property and equipment expenditures	(841)	(316)
Net cash from investing activities	(30,767)	40,924
Cash flows from financing activities
Net increase (decrease) in:
Deposits	12,162	(31,441)
Securities sold under repurchase agreements
and federal funds purchased	15,222	(11,822)
Advances from borrowers for taxes and insurance	(509)	(219)
Federal Home Loan Bank advances	70,000	10,000
Repayment of Federal Home Loan Bank advances	(35,000)	(21,500)
Purchase of treasury stock	(2,078)	(1,241)
Dividends paid	(1,628)	(1,462)
Net cash used in financing activities	58,169	(57,685)
Net change in cash and cash equivalents	33,398	(12,442)
Cash and cash equivalents at beginning of period	23,634	29,986
Cash and cash equivalents at end of period	$57,032	$17,544

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Nine months ended Sepember 30, 2008 and 2007
(In thousands of dollars, except for per share data) (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, December 31, 2006	$1,789	$11,584	$65,603	$(5,961)	$(1,552)	$71,463
Net income			3,157			3,157
Cash dividends ($0.35 per share)			(1,462)			(1,462)
Purchase of 55,000 shares of treasury stock				(1,241)		(1,241)
Unrealized gain on securities available for sale, net of deferred tax					1,499	1,499
Balance, September 30, 2007	$1,789	$11,584	$67,298	$(7,202)	$(53)	$73,416

Balance, December 31, 2007	$1,789	$11,584	$66,983	$(7,202)	$300	$73,454
Net income			(1,730)			(1,730)
Cash dividends ($0.40 per share)			(1,628)			(1,628)
Purchase of 105,850 shares of treasury stock				(2,078)		(2,078)
Unrealized gain on securities available for sale, net of deferred tax and reclassification adjustments					5	5
Balance, September 30, 2008	$1,789	$11,584	$63,625	$(9,280)	$305	$68,023

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

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

To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information.  These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ.  The allowance for loan and lease losses, valuation of other real estate owned, valuation of other than temporarily impaired securities and status of contingencies are particularly subject to change.

The interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes (or "notes thereto") of the Company for the years ended December 31, 2007 and 2006.  The results of operations for the three and nine month periods ended September 30, 2008, are not necessarily indicative of the results to be expected for the full year.

Net income was utilized to calculate earnings per share for all periods presented.   The Company had no common stock equivalents during the first nine months of 2008 and the entire year of 2007.  The average outstanding common shares used for earnings per share follows:

	Three months ended		Nine months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Average outstanding common shares	4,072,255	4,178,105	4,112,356	4,193,013

On April 17, 2002, the Company announced that its Board of Directors had approved a stock repurchase program that allows the Company to purchase up to 200,000 shares of Northern States Financial Corporation stock either in open market or private transactions.   On February 19, 2003, the Company announced that its Board of Directors had approved an additional repurchase program to purchase 200,000 additional shares of its stock.  During the nine months ended September 30, 2008, 105,850 shares of stock were repurchased for $2,078,000 bringing the total of Treasury stock shares to 400,000 and completing the stock repurchase programs with no shares remaining to be repurchased.  At September 30, 2008, the Treasury stock is carried at cost.

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

Information related to common stock was as follows:

	September 30, 2008	December 31, 2007
Par value per share	$0.40	$0.40
Authorized shares	6,500,000	6,500,000
Issued shares	4,472,255	4,472,255
Treasury shares	400,000	294,150
Outstanding shares	4,072,255	4,178,105

Note 2 – Impairment of Securities

During the quarter ended September 30, 2008, the Company determined that its equity securities in Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC) preferred stock were other than temporarily impaired as the U.S. Treasury took over FNMA and FHLMC, suspended dividend payments and began to restructure these entities.  The Company took a write-down of $1,905,000 based on the market value of these equity securities at September 30, 2008.

The Company also took a write-down of $275,000 to its other bond securities, as it was determined that a portion of collateralized debt obligations classified as other bonds was other than temporarily impaired.  The write-down was based on the Financial Accounting Standards Board Staff Position No. 157-3 (“FSP 157-3”) that allows expected cash flow analysis to be used in an illiquid market where relevant market data is unavailable, as was the case with the Company’s collateralized debt obligations.   Reasonable judgement was used that carefully analyzed the defaults and deferral of payments by the financial institutions and insurance companies that had issued the debt underlying the securities.

Note 3 – Subordinated Debentures

During September 2005, the Company issued $10 million of trust preferred securities through Northern States Statutory Trust I, a wholly-owned grantor trust.  The Company issued $10 million of subordinated debentures to Northern States Statutory Trust I, which in turn issued $10 million of trust preferred securities.  The subordinated debentures mature in September 2035.  From December 2005 until September 15, 2010, the subordinated debentures bear interest at a rate equal to the sum of the product of 50% times the 3-month LIBOR plus 1.80%, plus the product of 50% times 6.186%, and thereafter at a rate equal to the 3-month LIBOR plus 1.80%.  The rate on the subordinated debentures was 5.40238% at September 30, 2008 and is the effective rate from September 15, 2008 through December 14, 2008.  For the three and nine months ended September 30, 2008, interest expense on the subordinated debentures was $137,000 and $433,000.  For the three and nine months ended September 30, 2007, interest expense on the subordinated debentures was $170,000 and $506,000.

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

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

Index

NORTHERN STATES FINANCIAL CORPORATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion focuses on the consolidated financial condition of Northern States Financial Corporation (the “Company”) at September 30, 2008 and the consolidated results of operations for the three and nine month periods ended September 30, 2008, compared with the same periods of 2007.  The purpose of this discussion is to provide a better understanding of the condensed consolidated financial statements of Northern States Financial Corporation and the operations of its wholly owned subsidiary, NorStates Bank (the “Bank”) and the Bank’s wholly owned subsidiary, Northern States Community Development Corporation (“NSCDC”). This discussion should be read in conjunction with the interim condensed consolidated unaudited financial statements and notes thereto included herein.

Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties.  The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "plan," or similar expressions.  The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted.  The Company undertakes no obligation to update these forward-looking statements in the future.  The Company cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to September 30, 2008 to differ materially from those expressed in forward-looking statements.  Factors that could cause actual results to differ from those predicted and could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, the potential for further deterioration in the credit quality of the Company’s loan and lease portfolios, a continued increase in nonperforming assets, uncertainty regarding the Company’s ability to ultimately recover on loans currently on nonaccrual status, unanticipated changes in interest rates, general economic conditions, increasing regulatory compliance burdens or potential legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the Company’s loan or investment portfolios, deposit flows, competition, demand for loan products and financial services in the Company’s market area, and changes in accounting principles, policies and guidelines.  These risks and uncertainties should be considered in evaluating forward-looking statements.

OVERVIEW

Total assets at September 30, 2008 were $694.7 million, increasing by $56.5 million or 8.9 percent, from total assets of $638.2 million at December 31, 2007.  Loans totaled $489.8 million at September 30, 2008, the highest quarter-end level in the Company’s history, increasing $54.1 million, or 12.4 percent, from loans of $435.7 million at December 31, 2007.  The increase in loans was primarily due to meeting the borrowing needs of the Company’s customers.  Deposits at September 30, 2008 increased $12.2 million, or 2.5 percent, compared to December 31, 2007 as the Company increased its brokered time deposits by $34.3 million to $78.1 million at September 30, 2008 while most other types of deposits declined as the Company, in order to increase its net interest income, lowered deposit rates.  Securities sold under repurchase agreements at September 30, 2008 declined $14.8 million from December 31, 2007.  The Company increased its borrowings of federal funds purchased and Federal Home Loan Bank term advances by $30.0 million and $35.0 million, respectively.

Index

NORTHERN STATES FINANCIAL CORPORATION

The Company reported a loss for the three months ended September 30, 2008 of  $2,781,000, or $.68 per share, compared with earnings of $581,000, or $.14 per share, for the same period of 2007.  The loss resulted from a $5.1 million provision for loan losses and a $2.2 million write-down of its other than temporarily impaired securities during the quarter.  During the third quarter of 2007, the Company had a $967,000 provision for loan losses and had no write-downs to its securities.

The 2008 third quarter provision for loan losses of $5.1 million was attributable to worsening economic conditions in the real estate market that have increased the volume of the Company’s nonperforming loans by $15.8 million or 132 percent from year-end.  The provision also increased as the real estate used as collateral for these loans decline in value due to the economy.  The Company believes that the allowance for loan and lease losses of $9.9 million, or 2.03 percent of total loans at September 30, 2008, is adequate to cover probable credit losses.

The Company’s net interest income increased $1.0 million or 21.2 percent during the third quarter of 2008 as compared to the like quarter of 2007.  The growth in net interest income was attributable to the Company’s loan growth while the Company decreased interest expense by lowering rates paid on deposits and borrowings.  The net interest spread increased to 3.39 percent during the third quarter of 2008 as compared with 2.50 percent during the same quarter of 2007.

CRITICAL ACCOUNTING POLICIES

Certain critical accounting policies involve estimates and assumptions made by management.  To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information.  These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The Company’s accounting policies for the allowance for loan and lease losses, securities other than temporarily impaired and other real estate owned are critical as the Company’s management must make estimates of valuations and these estimates are subject to change.

Management estimates impairment to its securities portfolio based on whether full payments of a security’s principal and interest will be collected under the terms of the security.  If a security is considered other than temporarily impaired, the Company must write-down the affected security to its market value. Where a market value is not readily available, FSP 157-3 allows the Company to write-down the affected security by using a cash flow analysis using assumptions as to expected payment streams.

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

Management analyzes the adequacy of the allowance for loan and lease losses at least quarterly.  Loans and leases judged to be impaired, with probable incurred loss exposure, that are no longer accruing interest, and historical net loss percentages are reviewed in the analysis of the allowance for loan and lease losses.  Factors considered in assessing the adequacy of the allowance include: changes in the type and volume of the loan and lease portfolio; review of the larger credits within the Bank; historical loss experience; current economic trends and conditions; review of the present value of expected cash flows or fair value of collateral on impaired loans and leases; portfolio growth; and other factors management deems appropriate.  Based on management’s analysis, the allowance for loan and lease losses at September 30, 2008 is adequate to cover probable incurred credit losses.

Index

NORTHERN STATES FINANCIAL CORPORATION

One of the components of the allowance for loan losses is historical loss experience.  Different loan classifications within the portfolio have different loss experience ratios.  For example, loans secured by real estate generally have a better loss experience than loans secured by other assets.  Changes in the classification between periods can impact the allocation for historical losses.  At September 30, 2008, approximately 88 percent of the Bank’s loans were secured by real estate compared with approximately 85 percent at December 31, 2007.

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

Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets.  Goodwill is assessed for impairment annually during the fourth quarter of each year.  Any such impairment of goodwill would be recognized in that period.

Other intangible assets consist of core deposit and acquired customer relationship intangible assets arising from whole bank and branch acquisitions, which is periodically evaluated for impairment.  They are initially measured at fair value and then are amortized on the straight-line method over their estimated useful life of seven years.

FINANCIAL CONDITION

The Company’s cash and cash equivalents at September 30, 2008 were $57.0 million and increased $33.4 million from December 31, 2007.  The Company had $42.9 million of federal funds sold at September 30, 2008 as compared with $9.2 million at December 31, 2007.  The Company’s growth in federal funds sold resulted from efforts by the Company to increase its liquidity at quarter-end.   Federal funds sold are excess funds above what is necessary to maintain at the Federal Reserve that the Company lends/sells to other financial institutions on an overnight basis.  Rather than lend/sell these excess funds, the Company may use the funds for its liquidity needs.

The Company’s securities available for sale declined $31.5 million to $121.8 million at September 30, 2008 from $153.3 million at year-end 2007.  The liquidity provided by the maturities and calls to the Company’s securities available for sale during the nine months ended September 30, 2008 was used to fund loan growth.  The Company had proceeds from the sales of securities available for sale of $8.2 million during the third quarter of 2008 and recognized a gain of $40,000 from these sales.

During the third quarter of 2008 the Company incurred losses of $2.2 million due to the write-down of securities available for sale that were considered to be other than temporarily impaired.  The Company earlier in 2008 had purchased Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC) preferred stock totaling $2.1 million.  This preferred stock became other than temporarily impaired when the U.S. Treasury took over FNMA and FHLMC during the quarter, suspended dividend payments and began to restructure these entities.  The Company recognized a $1.9 million loss in writing this preferred stock down to its fair value.  The Company also took a $275,000 loss on bonds with a book value of $10.8 million consisting of collateralized debt obligations due to the other than temporarily impairment caused by defaults and deferral of payments by the financial institutions and insurance companies issuing the underlying debt.

Index

NORTHERN STATES FINANCIAL CORPORATION

Loans and leases, the largest earning asset of the Company, totaled $489.8 million at September 30, 2008, increasing $54.1 million from $435.7 million at December 31, 2007.  The increase mainly came from increases in loans to the hotel industry secured by commercial real estate.   The Company’s loans to the hotel industry were $61.1 million at September 30, 2008, an increase of $41.6 million from $19.5 million at December 31, 2007.

The Company’s loans are made primarily to small and midsize businesses and are primarily secured by real estate.  Approximately 88 percent of the Bank’s loan portfolio at September 30, 2008 was secured by real estate.  There have been some declines in the real estate values in our market area that have affected the collateral values of the Company’s loans secured by real estate.  It should be noted that the Bank’s underwriting standards require that borrowers have adequate cash flows in order to support loan repayment.  As such, the Company carries no subprime mortgages in its loan portfolio.  At September 30, 2008, approximately $40.5 million of the Bank’s  1 – 4 family loans and home equity loans were pledged under a blanket agreement to the Federal Home Loan Bank to secure our borrowings and line of credit there.

Loan commitments have decreased $20.9 million to $115.8 million at September 30, 2008 compared with $136.7 million at December 31, 2007 as loans were drawn on and the Bank tightened its credit requirements.  Letters of credit also decreased at quarter-end to $9.1 million from $10.7 million at year-end.  At September 30, 2008, loans to related parties totaled $1.0 million and loan commitments and letters of credit issued to related parties were $1.9 million.  Loans, loan commitments and letters of credit to related parties are made on the same terms and conditions that are available to the public.

Deposits at September 30, 2008 increased $12.2 million, or 2.5 percent, from year-end 2007.  The growth in deposits came mainly from increases in brokered time deposits, which increased $34.3 million from December 31, 2007.  Other deposit types, other than brokered time deposits and time deposits of $100,000 and greater, declined from year-end 2007 as the Bank had lowered interest rates to increase its net interest income.  Subsequent to September 30, 2008, the Bank increased its time deposit rates and has a higher promotional money market rate in order to bring in more deposits of these types.

Securities sold under repurchase agreements decreased by $14.8 million to $52.0 million at September 30, 2008 from $66.8 million at December 31, 2007.  The decline during 2008 was due to one customer who closed their $20.0 million repurchase agreement relationship.  As the repurchase agreements decreased and the Company increased its liquidity, the Company drew on its Federal Home Loan Bank and federal funds purchased lines that totaled $35.0 million and $30.0 million, respectively, at September 30, 2008.

As previously disclosed, the Company has estimated environmental clean-up expenses pertaining to a parcel of other real estate sold in previous years carried as an other liability.  At September 30, 2008, this environmental liability was carried in the amount of $298,000.  The Company intends to seek reimbursement of these expenses from the State of Illinois that has a fund for this type of cleanup.  However, there can be no assurance that the Company will be successful in obtaining any such reimbursement.

FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s securities that were measured at fair value on a recurring basis at September 30, 2008, and the valuation techniques used by the Company to determine the fair values.

In general, fair values determined by Level 1 inputs use quoted prices in active markets for identical securities that the Company has the ability to access.

Index

NORTHERN STATES FINANCIAL CORPORATION

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

NORTHERN STATES FINANCIAL CORPORATION

ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS

As of September 30, 2008

($ 000s)

		Fair Value Measurements at Reporting Date Using
Description	9/30/08	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale	$121,822	$—	$111,297	$10,525

During the third quarter of 2008, the Company used the Financial Accounting Standards Board Staff Position No. 157-3 (“FSP 157-3”) to determine the fair value of its investment in collateralized debt obligations that are backed by financial institutions and insurance companies that had issued the debt.  The methodology for determining fair value on these securities using FSP 157-3 changed the fair value measurement to a Level 3.  The Company used FSP 157-3 on these securities, as there were very few trades for these securities and little relevant market data to determine a market value.

The Company used discounted cash flow analysis to determine the fair value of these collateralized debt obligations that had an amortized cost of $10.8 million at September 30, 2008.  These securities were transferred to a Level 3 and the Company realized a write-down of $275,000 as it was determined that a portion of these collateralized debt obligations was other than temporarily impaired as shown in Table 2.  Reasonable judgement was used that carefully analyzed the defaults and deferral of payments by the financial institutions and insurance companies that had issued the underlying debt.

Index

NORTHERN STATES FINANCIAL CORPORATION

TABLE 2

NORTHERN STATES FINANCIAL CORPORATION

CHANGES IN LEVEL 3 ASSETS AND LIABILITIES

MEASURED AT FAIR VALUE ON A RECURRING BASIS

As of September 30, 2008

($ 000s)

Investment Securities Available-For-Sale
Balance at December 31, 2007	$0
Total realized and unrealized gains (losses) included in income	(275)
Total unrealized gains (losses) included in other comprehensive income	0
Net purchase, sales, calls and maturities	0
Net transfer into Level 3	10,800
Balance at September 30, 2008	$10,525

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are held to maturity loans that are considered impaired per Financial Accounting Standard Board Statement No. 114 (“FAS 114”).  The Company has estimated the fair values of the impaired loans using Level 3 inputs, specifically discounted cash flow projections.  For the quarter ended September 30, 2008, the Company’s net change to its specific allocation to these impaired loans in order to adjust these assets to their estimated fair values was $1,261,000.

TABLE 3

NORTHERN STATES FINANCIAL CORPORATION

ASSETS MEASURED AT FAIR VALUE ON A NON-RECURRING BASIS

As of September 30, 2008

($ 000s)

		Fair Value Measurements at Report Date Using
Description	09/30/08	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Change for the quarter ended 09/30/08
Impaired loans accounted For under FAS 114	$19,651	$—	$—	$19,651	$1,261

Index

NORTHERN STATES FINANCIAL CORPORATION

Impaired loans that are accounted for under FAS 114 are categorized as Level 3 for fair value measurement.  The Company estimates the fair value of these loans are based on the present value of expected future cash flows using management’s best estimate of key assumptions.  These assumptions include future payment ability, timing of payment streams, and estimated net realizable values of available collateral (typically based on outside appraisals).

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

CAPITAL

Total stockholders’ equity decreased $5.4 million to $68.0 million during the nine months ended September 30, 2008.  Items causing a reduction to stockholders’ equity were a net loss of $1,730,000 for the nine months ended September 30, 2008, purchases of 105,850 shares of treasury stock for $2,078,000 and a payment of a $.40 per share cash dividend to stockholders on June 1, 2008 that totaled $1,628,000.  Stockholders’ equity was increased by $5,000 from the change in the accumulated other comprehensive income due to unrealized gains on securities available for sale, net of deferred tax during the first nine months of 2008.  The book value of the Company’s common stock at September 30, 2008 was $16.70 per share.

On a consolidated basis, the Company’s Tier 1 to total assets ratio and total capital to assets ratio, on a risk adjusted basis, were 11.69 percent and 12.95 percent, respectively, at September 30, 2008 and exceed the regulatory minimum for capital adequacy purposes for bank holding companies of 4.00 percent an 8.00 percent.  The Bank’s total capital to assets ratio, at September 30, 2008, on a risk adjusted basis, were 11.62 percent and 12.87 percent, respectively, and exceed the regulatory minimum to be considered “well-capitalized” of 6.00 percent an 10.00 percent.  Management believes that the capital position of the Company is appropriate for current projected needs.

LIQUIDITY

The Company’s liquidity is measured by the ability to raise funds through deposits, borrowed funds, capital or cash flow from the repayment or maturities of loans and securities and net profits.   Liquidity is primarily managed through the growth of deposits and by liquid assets such as cash and due from banks less any reserve requirements, securities available for sale less any pledged securities and federal funds sold.  Asset and liability management is the process of managing the balance sheet to achieve a mix of earning assets and liabilities in such a way that achieves an interest rate risk profile acceptable to management and assists in achieving a desired level of profitability.  An important part of the overall asset and liability management process is providing adequate liquidity.  Liquid assets at the Bank consist of cash and equivalents less any Federal Reserve Bank deposit requirements plus unpledged securities available for sale.  The Bank’s liquid assets totaled $81.6 million at September 30, 2008 as compared with $46.5 million at December 31, 2007.

Management reviews the liquidity ratio as well as its sources and uses of funds periodically.  The liquidity ratio is the net liquid assets divided by net deposits and short-term liabilities.  At September 30, 2008, this ratio at the Bank was 15.70 percent, and was within management’s internal policy guidelines.

Index

NORTHERN STATES FINANCIAL CORPORATION

Liquidity management involves the Company’s ability to meet the cash flow requirements of customers.  The Company needs to have sufficient cash flow to meet borrowers’ needs to fund loans and the requirements of depositors wanting to withdraw funds.  The statements of cash flows shows that for the nine months ended September 30, 2008 cash and cash equivalents increased by $33.4 million to $57.0 million.

Federal funds sold, interest bearing deposits in banks and available for sale securities, particularly those of shorter maturities, are principal sources of liquidity.  Federal funds sold were $42.9 million at September 30, 2008 as compared with $9.2 million at December 31, 2007.  The Company classifies all of its securities as available for sale, which increases the Company's flexibility in that the Company can use its unpledged securities to meet liquidity requirements by increasing its repurchase agreement balances.  Securities available for sale totaled $121.8 million at September 30, 2008 of which $92.6 million were pledged to secure public deposits and repurchase agreements as compared with pledged securities of  $125.3 million at December 31, 2007.

The Company can sell unpledged securities for liquidity purposes prior to their maturity date.  During the nine months ended September 30, 2008, the Company sold securities with a book value of $8.2 million for liquidity purposes and recognized a gain of $40,000 from the sales.

During the first nine months of 2008, the Company had incoming cash flows from maturities and calls of securities available for sale of $83.4 million while it had cash outflows for purchases of securities of $62.2 million.  These securities activities during the first nine months of 2008 provided liquidity of $21.2 million, which was used to help meet the cash flows for funding loans.

An important source of liquidity to the Company is deposits.  The Company may use brokered deposits as a source of liquidity.  During the nine months ended September 30, 2008 increased its brokered deposits by $34.3 million to $78.1 million, amounting to 15.8 percent of total deposits, to meet the Company’s liquidity needs.  Subsequent to September 30, 2008, the Company took in an additional $15.5 million in brokered deposits for liquidity purposes.

Another important source of liquidity to the Company is borrowings in the form of repurchase agreements and Federal Home Loan Bank advances.  During the nine months ended September 30, 2008, borrowings through repurchase agreements decreased $14.8 million as one repurchase agreement relationship of $20.0 million was closed.  The Company is carrying $35.0 million at September 30, 2008 in Federal Home Loan Bank (“FHLB”) advances.  In order to increase its line of credit available from the FHLB, the Company increased its investment in FHLB stock by $312,000 during the first nine months of 2008.  The Company has made a blanket pledge of its 1-4 family and home equity loans totaling $40.5 million to the FHLB for this credit line as well.

The Company also uses short-term borrowings for federal funds purchased to assist its liquidity needs.  At September 30, 2008, the Company had overnight borrowings of federal funds purchased totaling $30.0 million from independent banks.  An additional $15.0 million was available from these independent banks at September 30, 2008 to meet the Company’s funding needs, including any unexpected strain on liquidity.  To further increase its borrowing capacity, the Company is applying for a line of credit at the Federal discount window and expects to have a line of credit available there during the fourth quarter of 2008 of approximately $25.0 million.

RESULTS OF OPERATIONS

NET INCOME

The Company posted a net loss of $2,781,000 for the quarter ended September 30, 2008 as compared with net income of $581,000, for the same quarter of 2007.  Despite growth of  $1.0 million to net interest income for the third quarter ended September 30, 2008, an increase in its provision for loan and

Index

NORTHERN STATES FINANCIAL CORPORATION

lease losses of $5.1 million and write-downs to securities of $2.2 million resulted in the Company recording a net loss for the period.

For the nine months ended September 30, 2008, the Company showed a loss of $1,730,000 as compared with net income of $3,157,000 for the same nine months of 2007.  The decrease in net income for the nine months ended September 30, 2008 was due to the provision for loan and lease losses of $8.1 million necessitated by increased levels of nonperforming loans as economic conditions have negatively impacted all sectors of the real estate market.  During the first nine months of 2007, the Company had a reduction of $458,000 to its provision for loan and lease losses as improvements were made to the Company’s nonperfoming loan portfolio.  The Company also recognized a $2.2 million write-down to its securities during the nine months ended September 30, 2008 while there had been no security write-downs in 2007.

NET INTEREST INCOME

Net interest income, the difference between interest income on earning assets and interest expense on interest bearing liabilities, increased 21.2 percent to $5.7 million for the third quarter of 2008, an increase of $1.0 million as compared with $4.7 million for the same quarter of 2007.  The growth to net interest income was attributable to increased interest income from loan growth while the Company significantly decreased interest expense by lowering rates paid on deposits and borrowings.

Interest income from earning assets during the third quarter of 2008 declined $725,000 from the same quarter last year.  The lower volume of interest earning assets coupled with generally lower interest rates during the third quarter of 2008 as compared to the same quarter of 2007 account for this decrease.   Table 4 shows that average interest earning assets were $609.5 million during the third quarter of 2008, $7.5 million less as compared with $617.0 million during the same quarter of 2007.  However, average loans, the interest earning asset that generally yield the highest rate of interest for the Company, were $95.1 million greater in the third quarter of 2008 than for the same quarter of 2007.  Corresponding loan interest income on a fully tax equivalent basis was $227,000 greater during the third quarter of 2008 than for the same quarter last year.  General interest rates were lower as evidenced by the prime lending rate, which was 5.00 percent at September 30, 2008, as compared with 7.75 percent at September 30, 2007.  The effect of the lower interest rates is evidenced in Table 4 that shows that yields earned on average interest earning assets declined 42 basis points to 5.89 percent during the third quarter of 2008 as compared with 6.31 percent for the like quarter of 2007.

Interest expense declined $1.7 million in the third quarter of 2008 as compared with the same quarter of 2007.  Interest expense declined as the volume of average interest bearing liabilities decreased during the third quarter of 2008 by $4.1 million to $514.7 million compared with $518.8 million during the same period of 2007.  During 2007 and into 2008, in order to lower its interest expense, the Company began offering lower rates on its deposit products even though this caused some decline to deposit balances.  The effect of this strategy is evidenced during the third quarter of 2008 where rates paid on interest bearing liabilities declined 131 basis points to 2.50 percent as compared with 3.81 percent for the same quarter of 2007.

The net interest rate spread increased 89 basis points to 3.39 percent for the third quarter of 2008 compared to 2.50 percent for the same quarter of 2007.  The increased net interest spread shows that yields on interest earning assets declined at a much slower speed than the decreases to rates paid on interest bearing liabilities.

Table 5 shows that during the nine months ended September 30, 2008, net interest income on a fully tax equivalent basis increased $3.6 million compared with the same period of 2007.  Average yields on interest earning assets declined 4 basis points to 6.02 percent during the nine months ended September 30, 2007 as compared with the same nine months last year while average rates paid on interest bearing liabilities decreased by 109 basis points, causing the growth to the net interest spread.

Index

NORTHERN STATES FINANCIAL CORPORATION

TABLE 4

NORTHERN STATES FINANCIAL CORPORATION

ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES

For the Three Months Ended September 30, 2008 and 2007 – Rates are Annualized

($ 000s)

	2008			2007
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets
Loans(1)(2)(3)	$485,366	$7,308	6.02%	$390,223	$7,081	7.26%
Taxable securities(4)	110,136	1,544	5.40%	197,623	2,283	4.60%
Tax advantaged securities(2)(4)	11,627	183	6.23%	7,684	109	5.66%
Federal funds sold	2,351	8	1.36%	21,496	271	5.04%
Interest earning assets(4)	609,480	9,043	5.89%	617,026	9,744	6.31%
Noninterest earning assets	38,961			39,539
Average assets	$648,441			$656,565

Liabilities and stockholders’ equity
NOW deposits	$44,636	$38	0.34%	$46,447	$101	0.87%
Money market deposits	65,026	280	1.72%	75,873	696	3.67%
Savings deposits	62,362	78	0.50%	64,523	123	0.76%
Time deposits	250,197	2,263	3.62%	248,264	3,017	4.86%
Other borrowings	92,453	553	2.39%	83,715	1,007	4.81%
Interest bearing liabilities	514,674	3,212	2.50%	518,822	4,944	3.81%
Demand deposits	58,343			57,308
Other noninterest bearing liabilities	6,676			7,589
Stockholders’ equity	68,748			72,846
Average liabilities and stockholders’ equity	$648,441			$656,565
Net interest income		$5,831			$4,800
Net interest spread			3.39%			2.50%
Net yield on interest earning assets(4)			3.80%			3.11%
Interest-bearing liabilities to earning assets ratio			84.44%			84.08%
_______________
(1)	- Interest income on loans includes loan origination and other fees of $61,000 and $71,000 for the three months ended September 30, 2008 and 2007.
(2)
- Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34 percent tax rate.  The tax equivalent adjustment reflected in the above table for municipal loans is approximately $21,000 and $22,000 for the three months ended September 30, 2008 and 2007.  The tax equivalent adjustment reflected in the above table for tax advantaged securities is approximately $62,000 and $37,000 for the three months ended September 30, 2008 and 2007.

(3)	- Non-accrual loans are included in average loans.
(4)
- Rate information was calculated on the average amortized cost for securities.  The three months ended September 30, 2008 and 2007 average balance information includes an average unrealized gain (loss) for taxable securities of ($4,229,000) and ($790,000) and for tax-advantaged securities of ($118,000) and ($20,000).

Index

NORTHERN STATES FINANCIAL CORPORATION

TABLE 5

NORTHERN STATES FINANCIAL CORPORATION

ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES

For the Nine Months Ended September 30, 2008 and 2007 - Rates are Annualized

($ 000s)

	2008			2007
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets
Loans(1)(2)(3)	$464,994	$21,651	6.21%	$379,307	$20,512	7.21%
Taxable securities(4)	124,842	5,137	5.44%	227,445	7,262	4.23%
Tax advantaged securities(2)(4)	11,199	526	6.25%	7,702	324	5.60%
Federal funds sold	4,627	91	2.62%	18,660	751	5.37%
Interest earning assets(4)	605,662	27,405	6.02%	633,114	28,849	6.06%
Noninterest earning assets	37,693			41,031
Average assets	$643,355			$674,145
Liabilities and stockholders’ equity
NOW deposits	$45,402	$117	0.34%	$48,555	$299	0.82%
Money market deposits	67,980	925	1.81%	76,373	2,168	3.78%
Savings deposits	62,496	246	0.52%	66,259	374	0.75%
Time deposits	249,073	7,541	4.04%	253,906	9,205	4.83%
Other borrowings	82,361	1,644	2.66%	92,497	3,431	4.95%
Interest bearing liabilities	507,312	10,473	2.75%	537,590	15,477	3.84%
Demand deposits	57,411			56,750
Other noninterest bearing liabilities	7,030			7,761
Stockholders’ equity	71,602			72,044
Average liabilities and stockholders’ equity	$643,355			$674,145
Net interest income		$16,932			$13,372
Net interest spread			3.27%			2.22%
Net yield on interest earning assets(4)			3.72%			2.81%
Interest-bearing liabilities to earning assets ratio			83.76%			84.91%
_______________
(1)	- Interest income on loans includes loan origination and other fees of $156,000 and $327,000 for the nine months ended September 30, 2008 and 2007.
(2)
- Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34 percent tax rate.  The tax equivalent adjustment reflected in the above table for municipal loans is approximately $66,000 and $57,000 for the nine months ended September 30, 2008 and 2007.  The tax equivalent adjustment reflected in the above table for tax advantaged securities is approximately $179,000 and $110,000 for the nine months ended September 30, 2008 and 2007.

(3)	- Non-accrual loans are included in average loans.
(4)
 - Rate information was calculated on the average amortized cost for securities.  The nine months ended September 30, 2008 and 2007 average balance information includes an average unrealized gain (loss) for taxable securities of ($1,501,000) and ($1,434,000) and for tax-advantaged securities of ($20,000) and ($6,000).

Index

NORTHERN STATES FINANCIAL CORPORATION

Subsequent to September 30, 2008, the prime lending rate decreased 50 basis points to 4.50 percent and the Company has increased its time deposit rates and increased its promotional rate on money market accounts.  A majority of its loans are at fixed rates and the Company believes that it will maintain the yields earned on these loans as prepayment penalties will deter borrowers from refinancing many of these loans.  A portion of the Company’s variable rate loans have interest rate floors that do not allow the loan yield to decrease any further.  However, in considering these factors, management believes that the net interest spread may begin to contract slightly during the fourth quarter of 2008.

ASSET QUALITY AND THE PROVISION FOR LOAN AND LEASE LOSSES

At September 30, 2008, management, with the concurrence of the Board of Directors, after carefully reviewing the adequacy of the allowance for loan and lease losses and the levels of nonperforming and impaired loans and leases, determined that an allowance of $9.9 million was adequate to cover probable incurred loan and lease losses as compared with $4.6 million at year-end 2007.  During the nine months ended September 30, 2008, $2.9 million in loans and leases were charged off against the allowance compared with charge offs of $2.6 million during the same period last year.  Recoveries of loans previously charged off during the nine months ended September 30, 2008 totaled $73,000 as compared with $50,000 in recoveries during the same period in 2007.  During the third quarter of 2008, the provision for loan and lease losses was $5.1 million and the provision for the nine months ended September 30, 2008 totaled $8.1 million.  There was a provision for loan and lease losses during the third quarter of 2007 for $1.0 million and for the nine months ended September 30, 2007 the provision was a net reduction of $458,000.

TABLE 6

NORTHERN STATES FINANCIAL CORPORATION

NONPERFORMING ASSETS

($ 000’s)

	September 30, 2008	December 31, 2007
Loans and leases
Nonaccrual status	$19,651	$10,752
90 days or more past due, still accruing	8,163	1,230
Total nonperforming loans and leases	27,814	11,982
Other real estate owned	4,636	2,857
Total nonperforming assets	$32,450	$14,839
Nonperforming loans and leases as a percentage of total loans, net of unearned income and deferred loan fees	5.68%	2.75%
Nonperforming assets as a percentage of total assets	4.67%	2.33%
Nonperforming loans and leases as a Percentage of the allowance for loan losses	280.04%	260.14%

Nonperforming loans and leases, which includes loans and leases on nonaccrual status in addition to loans and leases 90 days or more past due and still accruing interest, were $27.8 million at September 30, 2008, or 5.68 percent of total loans and leases, as compared with $12.0 million at December 31, 2007, or 2.75 percent of loans and leases.

Index

NORTHERN STATES FINANCIAL CORPORATION

At September 30, 2008, loans on nonaccrual status totaled $19.7 million as compared with $10.8 million at year-end 2007.  Although the Company had received loan payoffs and payments that reduced nonaccrual loans carried at December 31, 2007 by $6.5 million, additional loans were put on nonaccrual status during the nine months ended September 30, 2008. The major additions to nonperforming loans during the nine months ended September 30, 2008 that were placed on nonaccrual status include a $9.0 million loan on a renovated luxury home, two construction loans for $2.0 million and $1.7 million, loans totaling $1.1 million to a borrower secured by commercial properties and a $2.1 million home equity loan.

The $9.0 million loan placed on nonaccural status in 2008 is secured by a luxury home on 7.5 acres that had been extensively renovated by the borrower.  The loan was placed on nonaccrual status, as the borrower has been unable to sell the property.  The Company allocated $2.3 million of its allowance for loan and lease losses specifically to this loan at September 30, 2008.

A construction loan in the amount of $2.0 million for four luxury condominiums was placed on nonaccrual as the project experienced delays and the borrower’s general contractor declared bankruptcy.  The project is expected to be completed and the units sold.  The loan is expected to be paid off in full from the sale proceeds and as such the Company has not allocated any of its allowance for loan and lease losses specifically to this loan.

A loan for the construction of 145 condominiums in Texas, in which the Bank is a participant with the Bank’s portion of the loan at $1.7 million at September 30, 2008, was placed on nonaccrual status during 2008.  Structural problems have delayed the completion of the building.  At September 30, 2008, the Company has allocated $830,000 of its allowance for loan and lease losses specifically to this loan.  As more information is made available from the project’s engineers as to the structural problems and the cost to correct them, the allowance allocated to this loan may be adjusted.

Additional loans totaling $1.1 million secured by business properties were also placed on nonaccrual status during 2008 as the borrower experienced cash flow difficulties.  There have been declines to the market value of the properties securing the loans and the Company has allocated $153,000 of its allowance for loan and lease losses to these loans at September 30, 2008.

A home equity loan secured by a luxury home in the amount of $2.1 million was placed on nonaccrual status during 2008 as the borrower had experienced cash flow problems.  The Company has allocated $635,000 of its allowance for loan and lease losses to these loans at September 30, 2008 as the value of the property has deteriorated.

Loans 90 days or more past due and still accruing interest is another component of nonperforming loans and totaled $8.2 million at September 30, 2008, an increase of  $7.0 million from $1.2 million at December 31, 2007.  The increase comes from one borrower with loans totaling $7.8 million that are 90 days or more past due and still accruing.  The borrower has experienced cash flow problems from the commercial properties securing the loans.  This relationship is in the process of collection as the borrower is attempting to sell some of the properties to pay down the loan balances and bring the remaining loans up to date.

Impaired loans and leases at September 30, 2008 totaled $19.7 million as compared with $10.8 million at December 31, 2007.  The Company considers a loan or lease impaired if full principal and interest will not be collected under the contractual terms of the note.  Nonaccrual loans and leases are classified as impaired.  Impaired loans and leases are carried at the present value of expected cash flows discounted at the loan’s effective interest rate or at the fair value of the collateral less selling costs, if the loan or lease is collateral dependent.  At September 30, 2008, $4.6 million of the allowance for loan and lease losses was allocated to the impaired loans.

Index

NORTHERN STATES FINANCIAL CORPORATION

Another component of nonperforming assets is other real estate owned, consisting of assets acquired through loan foreclosure and repossession. At September 30, 2008, other real estate owned totaled $4.6 million at September 30, 2008, increasing $1.70 million from $2.9 million at December 31, 2007.  The fair value of other real estate owned is reviewed by management at least quarterly to help ensure the reasonableness of its carrying value, which is the lower of cost or the fair value less estimated selling costs.

The carrying value of other real estate increased during the third quarter of 2008 primarily as 5 single-family properties securing loans were foreclosed upon and were transferred to other real estate owned.   These properties consist of 5 single family homes that the Company is attempting to sell.

Other real estate owned includes a property acquired in 1987 through the receipt of deed in lieu of foreclosure.  This property is a former commercial/industrial site located overlooking Lake Michigan in Waukegan, Illinois, with a carrying value of $1,923,000 at September 30, 2008.  The Company is attempting to sell this property through the Bank’s subsidiary, Northern States Community Development Corporation as part of the City of Waukegan’s lakefront development plans.  A problem with the development of this real estate is the need to move railroad tracks that are adjacent to the property.  The City of Waukegan has been in negotiations with the railroad to move these tracks as part of the city’s Lakefront Downtown Master Plan.

This property is a former commercial/industrial site and environmental remediation costs may be incurred in disposing of this property.  As of December 31, 2007, an independent environmental consultant’s opinion was that it would cost approximately $1,600,000 to achieve acceptable levels of contaminants for commercial/industrial or residential land use and to prevent migration of contaminants to adjoining off-site properties and Lake Michigan.  During the nine months ended September 30, 2008, $213,000 of environmental cleanup was incurred that increased the carrying value of the property.  No determination has yet been made as to the ultimate end use of the property, which would need to be approved by the City of Waukegan as part of its Lakefront Downtown Master Plan. The appraised value of the property supports the Company’s carrying value plus the estimated remaining remediation costs and as such, at this time no liability has been recorded for these estimated environmental remediation costs.

At September 30, 2008, the Company is also carrying $1.2 million as other real estate owned on a property consisting of a two-story office building in Waukegan, Illinois that had been transferred to other real estate owned in 2004.  The Company is actively attempting to sell this property.

NONINTEREST INCOME

The Company’s noninterest income for the three months ended September 30, 2008 showed a loss of $1.0 million.  For the same quarter of 2008, the Company showed noninterest income of  $1.2 million.   The reason for the loss in the third quarter of 2008 was that the Company took a $2.2 million write-down to its securities due to some securities being classified as other than temporarily impaired.

The write-down of securities of $2.2 million caused noninterest income to decline for nine months ended September 30, 2008 by $2.5 million as compared to the same period of 2007.  Service fees on deposits were $140,000 less during the nine months ended September 30, 2008 due to decreases to overdraft fee income.  Other operating income was $269,000 lower during the nine months ended September 30, 2008 as mortgage banking service fee income was $102,000 less than during the same time period of 2007.  In addition the Company recognized a one-time gain of $148,000 from the sale of the Bank’s land trust area during the nine months ended September 30, 2007.

Index

NORTHERN STATES FINANCIAL CORPORATION

NONINTEREST EXPENSE

Noninterest expense for the quarter ended September 30, 2008 was $4.2 million, unchanged from the same quarter of 2007.  In comparing noninterest expenses for the third quarter of 2008 to the same quarter of 2007, salaries and employee benefits increased $30,000, occupancy and equipment expenses increased by $32,000 and data processing increased by $26,000.  These expenses were largely offset by decreases of $73,000 to audit and other professional expenses.  Salaries and employee benefits expense increased, in part, due to the addition to staff of a President of the Bank where in the past the Chairman of the Board performed this function.

Noninterest expense for the nine months ended September 30, 2008 totaled $13.0 million, increasing $92,000 from the same period of 2007.  During the nine months ended September 30, 2008, there were increases to other operating expenses of $194,000, to audit and other professional fees of $80,000 and data processing expense of $62,000.  Other operating expenses increased as expenses relating to nonperforming assets increased $112,000 and FDIC insurance expense increased $51,000.  The expenses relating to nonperforming assets and FDIC insurance are expected to continue to grow in future quarters. These increases were partially offset by improvements to salaries and employee benefits expense, which decreased by $114,000, legal expense, which decreased by $67,000, and printing and supplies which decreased by $62,000.  Salaries and employee benefits have declined as the number of average full time equivalent employees were reduced by 5 during the nine months ended September 30, 2008 as compared with the same period of 2007.  Legal expense decreased as one of the Bank’s major nonperforming loans was settled during the first quarter of 2008.  As nonperforming loans have risen in 2008, it is expected that legal expense is expected to increase in future quarters.

FEDERAL AND STATE INCOME TAXES

For the three months ended September 30, 2008, the Company had a tax benefit of $1,847,000 as compared with income taxes of $183,000 for the same three months last year.  The tax benefit resulted from the pretax loss of $4.6 million during the third quarter of 2008.  The write-down of $1.9 million of the FNMA and FHLMC preferred stock during the third quarter of 2008 was a capital loss that required an  offset by capital gains in order for a tax benefit to be booked from it.  The tax law was changed in early October 2008 to treat the write-down as ordinary income that need not be offset by a capital gain.  At September 30, 2008, the Company had a strategy to recognize an offsetting capital gain but the change in the tax law negated the need for this strategy.

The Company had a tax benefit of $1.4 million for the nine months ended September 30, 2008 as compared with a tax expense of $1.4 million for the same period of 2007.  The tax benefit resulted from the pretax loss of $3.2 million during the nine months ended September 30, 2008.  The pretax loss was primarily due to the provision for loan and lease losses of $8.6 million and write-down of securities of $2.2 million.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The Company has contractual obligations that may not appear on the balance sheet.  Table 7 presents the Company’s significant fixed and determinable contractual obligations as of September 30, 2008, by payment date. The payment amounts in Table 7 represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts or similar carrying amount adjustments.

Index

NORTHERN STATES FINANCIAL CORPORATION

TABLE 7

NORTHERN STATES FINANCIAL CORPORATION

CONTRACTUAL OBLIGATIONS

As of September 30, 2008

($ 000s)

Contractual obligations	One year or less	Greater than 1 yr. and less than or equal to 3 yrs.	Greater than 3 yrs. and less than or equal to 5 yrs.	Greater than 5 yrs.	Total
Long-term debt
Federal Home Loan Bank advances	$35,000	$0	$0	$0	$35,000
Subordinated debentures	0	0	0	10,000	10,000
Time deposits	215,505	60,393	0	0	275,898
Other contractual obligations
Standby letters of credit	9,078	0	0	0	9,078
Community Reinvestment Act investment commitment	51	0	0	0	51

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

Index

NORTHERN STATES FINANCIAL CORPORATION

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

Table 8 shows how interest rate shocks of decreasing rates 1% and 2% and increasing rates 1% and 2% affect projected 12 month projected net interest income at September 30, 2008 and December 31, 2007.  The computer simulation model used to do the interest rate shocks and calculate the effect on projected net interest income takes into consideration maturity and repricing schedules of the various assets and liabilities as well as call provisions on the Company’s securities.

At September 30, 2008 the projected net interest income increases $116,000 when rates are shocked upward 2% while projected net interest income decreases $258,000 for a 2% downward rate shock.   At December 31, 2007 projected net interest income increased $418,000 when rates were shocked upward 2% while projected net interest income decreased by $222,000, for a 2% downward rate shock.

At both September 30, 2008 and December 31, 2007, the percentage changes from the base forecasted 12-month net interest income are within internal policy guidelines and shows that interest rate risk was not overly significant at September 30, 2008.

TABLE 8

NORTHERN STATES FINANCIAL CORPORATION

EFFECT OF INTEREST SHOCKS ON NET INTEREST INCOME

as of September 30, 2008 and December 31, 2007

($000s)

	Immediate Change in Rates
	-2.00%	-1.00%	+1.00%	+2.00%
September 30, 2008:
Dollar Change from Base Forecast	$258	$144	$71	$116
Percent Change from Base Forecast	1.27%	0.71%	0.35%	0.57%
December 31, 2007:
Dollar Change from Base Forecast	$(222)	$(137)	$334	$418
Percent Change from Base Forecast	-1.10%	-0.68%	1.66%	2.08%

Index

NORTHERN STATES FINANCIAL CORPORATION

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management has evaluated, with the participation of the Chairman of the Board and President, and Vice President and Treasurer, the Company’s disclosure controls and procedures (as such term is defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on that evaluation, the Chairman of the Board and President, and Vice President and Treasurer have concluded that these controls and procedures were effective as of such date.  There were no changes in internal control over financial reporting (as such term is defined in Rule 13a – 15(f) under the Securities Exchange Act of 1934) that occurred during the third quarter of 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Index

NORTHERN STATES FINANCIAL CORPORATION

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

Exhibit 31.1 Section 302  Certification of Chairman of the Board and President.

Exhibit 31.2 Section 302  Certification of Vice President and Treasurer.

Exhibit 32.1 Section 906  Certification.

Index

NORTHERN STATES FINANCIAL CORPORATION
FORM 10-Q
September 30, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized, on this 5th day of November 2008.

NORTHERN STATES FINANCIAL CORPORATION
                                               (Registrant)

Date: November 5, 2008	By: /s/ Fred Abdula Fred Abdula Chairman of the Board of Directors and President
Date: November 5, 2008	By: /s/ Thomas M. Nemeth Thomas M. Nemeth Vice President and Treasurer

Index

NORTHERN STATES FINANCIAL CORPORATION
FORM 10-Q
September 30, 2008

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