Form 10-K
period 2008-12-31
NORTHERN STATES FINANCIAL CORP /DE/
filed 2009-03-25
CIK 744485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission File Number 000-19300
NORTHERN STATES FINANCIAL CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State of incorporation)	36-3449727 (I.R.S. Employer Identification No.)
1601 North Lewis Avenue
Waukegan, Illinois 60085
(847) 244-6000
(Address, including zip code, and telephone number, including area code, of principal executive office)
Securities registered pursuant to Section 12(b) of the Act

Title of class	Name of each exchange on which registered
Common Stock $.40 par value	The NASDAQ Stock Market LLC (NASDAQ Capital Market)
Indicate by check if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act. YES ☐  NO ☑
Indicate by check if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act. YES ☐  NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☑  NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐  NO ☑
     The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant is $47,138,100, as of June 30, 2008, based on the last sale price of the Registrant’s common stock on June 30, 2008 of $17.55 per share. Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are “affiliates”.
     As of March 13, 2009, 4,072,255 shares of the Registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     A portion of Part III is incorporated by reference from the Registrant’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be held on May 21, 2009.

i

PART I
Item 1. Business.
     Cautionary Note About Forward-Looking Statements. Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. Northern States Financial Corporation (the “Company”) cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to December 31, 2008 to differ materially from those expressed in forward-looking statements contained in this report. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company and its subsidiaries include, but are not limited to, the potential for further deterioration in the credit quality of the Company’s loan and lease portfolios, uncertainty regarding the Company’s ability to ultimately recover on loans pools currently on nonaccrual status, deterioration of securities investments causing them to be other than temporarily impaired, unanticipated changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the Company’s investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, and changes in accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating any forward-looking statements.
THE COMPANY
Overview
     The Company is a bank holding company organized in 1984 under the laws of the state of Delaware, for the purpose of becoming the parent bank holding company of the Bank of Waukegan. In 1991, the Company acquired First Federal Bank, fsb (“First Federal” or the “Thrift”). In 1998 the Thrift was merged with and into the Bank of Waukegan. On January 5, 2004, Northern States Financial Corporation acquired First State Bank of Round Lake (“First State Bank”). On November 10, 2005, First State Bank was merged with and into the Bank of Waukegan and the name of the merged entity was changed to NorStates Bank (the “Bank”). During 2008, the Company formed its subsidiary NorProperties, Inc.
     The Company is registered under the Bank Holding Company Act of 1956, as amended, and owns all the outstanding stock of the Bank. At December 31, 2008, the Company had approximately 314 registered stockholders of record, 4,072,255 shares of common stock outstanding, and total consolidated assets of approximately $641 million. Aside from the stock of the Bank, stock of NorProperties, Inc. and cash, the Company has no other substantial assets.

     As a community-oriented, independent banking organization in Lake County in the State of Illinois, the Company is well-positioned to take advantage of the growth in the communities in Lake County, Illinois and the surrounding counties. The Company (or its predecessors) has continuously served the community since 1919 when First Federal was chartered. The Company’s local management, coupled with its long record of service, has allowed it to compete successfully in the banking market. The Bank operates as a traditional community-oriented bank with conveniently located branches and a professional staff.
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
Subsidiary Operations
     NorStates Bank was chartered as a state bank in 1962 and is located in Waukegan, Illinois. Waukegan is located approximately 37 miles north of Chicago, Illinois and has a population of approximately 90,000. At December 31, 2008, NorStates Bank had total assets of approximately $627 million, loans and leases of approximately $480 million, deposits of approximately $502 million and stockholders’ equity of approximately $62 million. The Bank has three branch offices located in Waukegan, one office located in Antioch, Illinois, one office located in Gurnee, Illinois, one office located in Winthrop Harbor, Illinois, one office in Round Lake Beach, Illinois and one office in Round Lake, Illinois.
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
     The Bank’s trust department acts as executor, administrator, trustee, conservator, guardian, custodian and agent. At December 31, 2008, the trust department had assets under management or custodial arrangements of approximately $148 million. Its office is located at the Bank’s branch office at 3233 Grand Avenue, Waukegan, Illinois.

     During 2002, the Bank formed Northern States Community Development Corporation (“NSCDC”), a wholly-owned subsidiary of the Bank. NSCDC’s assets consist of cash and of other real estate owned. This subsidiary was formed for the purpose of developing and selling a parcel of other real estate owned as part of the City of Waukegan’s lakefront development plans. At December 31, 2008, assets of NSCDC totaled $2.1 million, which includes cash of $71,000, and the property valued at $1,990,000, and were consolidated into NorStates Bank’s financial statements.
     During 2008, the Company formed NorProperties, Inc. (“NorProp”), a wholly-owned subsidiary of the Company. This subsidiary was formed for the purpose of managing and disposing of certain nonperforming assets of the Company. At December 31, 2008, assets of NorProp totaled $6.6 million, which includes cash of $43,000, nonperforming loans of $607,000 and other real estate owned of $5.9 million. These assets were consolidated into the Company’s financial statements.
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
Lending Activities
     General — The Bank provides a wide range of commercial and retail lending services to corporations, partnerships and individuals, including, but not limited to, commercial business loans, commercial and residential real estate construction and mortgage loans, consumer loans, revolving lines of credit and letters of credit. The installment loan department makes direct and indirect loans to consumers and commercial customers. The mortgage department originates and services commercial and residential mortgages. The Bank’s mortgage banking operation originates mortgage loans on behalf of other financial institutions that fund and own the loans.
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
     Commercial Loans — The Bank seeks new commercial loans in its market area. The Bank has also purchased commercial loans or portions of commercial loans from other financial institutions and investment banking firms. The Bank’s lending areas of emphasis include, but are not limited to, loans to manufacturers, building contractors, developers, hotels, business services companies and retailers. The Bank provides a wide range of commercial business loans, including lines of credit for working capital purposes and term loans for the acquisition of equipment and other purposes. Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate. Loans may be made on an unsecured basis where warranted by the overall financial condition of the borrower. Terms of commercial business loans generally range from one to five years. A significant amount of the Bank’s commercial business loans have floating interest rates or reprice within one year. The primary repayment risk for commercial loans is the failure of the business due to economic or financial factors. In most cases, the Bank collateralizes these loans and/or takes personal guarantees to help assure repayment.
     The Bank regularly provides financing to developers who have demonstrated continued success in the construction and sale of new homes.
     Mortgage Banking — From 1991 until 1998, the Bank funded conforming long-term residential mortgage loans and sold them in the secondary market with servicing retained. Since 1998, the Bank’s mortgage banking operation originates mortgage loans for a fee on behalf of other financial institutions that fund and own the loans. The Bank does not retain servicing on these originated mortgage loans. The Bank had a portfolio of serviced mortgages of approximately $1.8 million at December 31, 2008.
     Consumer Lending — The Bank’s consumer lending department provide all types of consumer loans including motor vehicle, home improvement, home equity, unsecured loans and small personal credit lines.
Trust Activities
     The Bank’s trust and investment services department has been providing trust services to the community for more than 20 years. As of December 31, 2008, the Bank had approximately $148 million of trust assets under management and provided a full complement of trust services for individuals and corporations, including land trust services.
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
     The primary factors influencing competition for deposits are interest rates, service, and convenience of office locations. The Company competes for loans principally through the range and quality of the services it provides, interest rates and loan fee terms. The Company believes that its longstanding presence in the community and personal service philosophy enhance its ability to compete favorably in attracting and retaining individual and business customers. The Company actively solicits deposit-related clients and competes for deposits by offering customers personal attention, professional service and competitive interest rates.

EMPLOYEES
     The Company and its subsidiaries employed 145 full-time equivalent employees as of December 31, 2008. None of the Company’s employees is represented by any collective bargaining group. The Company offers a variety of employee benefits and management considers its employee relations to be good.
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
     These policies have a significant influence on overall growth and distribution of the Company’s loans, investments and deposits, and affect interest rates charged on loans and earned on investments or paid for deposits. The monetary policies of the Federal Reserve Board are expected to continue their substantial influence on the operating results of the Bank. The general effect, if any, of such policies upon the future business and earnings of the Company and the Bank cannot accurately be predicted.
SUPERVISION AND REGULATION
     Financial institutions and their holding companies are extensively regulated under federal and state laws. As a result, the business, financial condition and prospects of the Company and the Bank can be materially affected not only by management decisions and general economic conditions, but also by applicable statutes and regulations and other regulatory pronouncements and policies promulgated by regulatory agencies with jurisdiction over the Company and the Bank, such as the Board of Governors of the Federal Reserve System (“FRB”), the Federal Deposit Insurance Corporation (“FDIC”) and the Illinois Department of Financial and Professional Regulation (“IDFPR”). Such statutes, regulations and other pronouncements and policies are intended to protect depositors and the FDIC’s deposit insurance fund, rather than stockholders of banks and bank holding companies.
     This description is not intended to be a complete explanation of such statutes and regulations and their effect on the Company and the Bank and is qualified in its entirety by reference to the actual statutes and regulations. These statutes and regulations may change in the future, and we cannot predict what effect these changes, if made, will have on our operations.
     The Company is a bank holding company under the Bank Holding Company Act of 1956, as amended (the “Act”), and subject to supervision and regulation by the FRB. The Bank is an Illinois state-chartered bank subject to supervision and regulation by the IDFPR and the FDIC. Under the Act and the FRB’s regulations, a bank holding company, as well as certain of its subsidiaries, is prohibited from engaging in certain tie-in arrangements in connection with an extension of credit, lease or sale of property, furnishings or services. Accordingly, a bank holding company may not condition a customer’s purchase of one service on the purchase of another of the holding company’s services, except with respect to traditional banking products. The Act also requires prior FRB approval for, among other things, a bank holding company’s acquisition of direct or indirect control of more than 5% of the voting shares or substantially all of the assets of any bank or for a merger or consolidation of a bank holding company with another bank holding company.

     With limited exceptions, the Act prohibits a bank holding company from acquiring direct or indirect ownership or control of voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or performing services for its authorized subsidiaries. A bank holding company may, however, engage in or acquire an interest in a company that engages in activities that the FRB has determined, by regulation or order, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto, such as owning and operating a savings association, performing functions or activities that may be performed by a trust company, owning a mortgage company, or acting as an investment or financial advisor. The FRB, as a matter of policy, may require a bank holding company to be well capitalized at the time of filing an acquisition application and upon consummation of a proposed acquisition.
     The Gramm-Leach-Bliley Act (the “GLB Act”) permits qualifying holding companies, called “financial holding companies,” to engage in, or to affiliate with companies engaged in, a full range of financial activities including banking, certain insurance activities (including insurance underwriting and portfolio investing), securities activities and merchant banking activities. A bank holding company’s subsidiary banks must be “well capitalized” and “well managed” and have at least a “satisfactory” Community Reinvestment Act (the “CRA”) rating for the bank holding company to elect, and maintain, status as a financial holding company.
     Under the Illinois Banking Act (the “IBA”), any acquisition of our stock that results in a change in control may require the prior approval of the IDFPR. Under the Change in Bank Control Act, a person may be required to obtain the prior regulatory approval of the FRB before acquiring the power to directly or indirectly control the management, operations or policies of the Company or before acquiring control of 10% or more of any class of our outstanding voting stock.
     The Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Act”) permits a bank holding company that is adequately capitalized and managed to acquire, with certain limitations and approval, a bank located in a state other than the bank holding company’s home state. The Interstate Act also permits a bank, with the approval of the appropriate Federal and state bank regulatory agencies, to establish a de novo branch in a state, other than the bank’s home state, in which the bank does not presently maintain a branch if the host state has enacted a law that applies equally to all banks and expressly permits all out-of-state banks to branch de novo into the host state. Banks having different home states may, under certain circumstances, with approval of the appropriate Federal and state bank regulatory agencies, merge across state lines.
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

     Federal and state statutes place certain restrictions and limitations on transactions between banks and their affiliates, which includes holding companies. Among other provisions, these laws place restrictions upon:
•	extensions of credit by a bank to its affiliates;

•	the purchase by a bank of assets from its affiliates;

•	the issuance of guarantees, acceptances or letters of credit by a bank on behalf of its affiliates; and

•	investments by a bank in stock or other securities issued by affiliates or acceptance thereof as collateral for an extension of credit to its affiliates.
     Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”), an insured depository institution which is commonly controlled with another insured depository institution shall generally be liable for any loss incurred, or reasonably anticipated to be incurred, by the FDIC in connection with the default of such commonly controlled institution, or for any assistance provided by the FDIC to such commonly controlled institution, which is in danger of default. The term “default” is defined to mean the appointment of a conservator or receiver for such institution. The FDIC maintains discretion to issue a notice of assessment to the liable institution for the estimated amount of the loss incurred or reasonably anticipated to be incurred by the FDIC.
     Federal Reserve policy provides that, as a general matter, a bank holding company should eliminate, defer, or severely limit the payment of dividends if (i) the bank holding company’s net income over the prior four quarters is not sufficient to fully fund the dividends; (ii) the bank holding company’s prospective rate of earnings retention is not consistent with the bank holding company’s capital needs and overall current and prospective financial condition; and (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve may find that the bank holding company is operating in an unsafe and unsound manner if the bank holding company does not comply with Federal Reserve dividend policy and may use its enforcement powers to limit or prohibit the payment of dividends by bank holding companies.
     Delaware law also places certain limitations on the ability of the Company to pay dividends. For example, if the capital of the holding company has been diminished to an amount less than the aggregate amount of capital represented by the issued and outstanding stock, a dividend may not be paid until the deficiency in capital is repaired. Because a major potential source of the Company’s revenue is dividends the Company expects to receive from the Bank, the Company’s ability to pay dividends is likely to be dependent on the amount of dividends paid by the Bank. No assurance can be given that the Bank will, in any circumstances, pay dividends to the Company. Various statutes and regulations impose restrictions on the payment of dividends by the Bank, as described below.
     Pursuant to the IBA, the Bank is permitted to declare and pay dividends in amounts that the board of directors deems expedient, provided that each bank shall carry at least one-tenth of its net profits since the date of the last dividend to its surplus until its surplus equals the institution’s capital. In no event may the Bank, while it continues its banking business, pay dividends in excess of its current net profits (after deductions for losses and bad debts).
     As an FDIC-insured institution, the bank is required to pay deposit insurance premiums based on the risk it poses to the Deposit Insurance Fund (the “DIF”). The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve statutorily required reserve ratios in the insurance fund and to impose special additional assessments. To determine an institution’s assessment rate, the FDIC places each insured depository institution in one of four risk categories using a two-step process based on capital and supervisory information. Each depository institution is assigned to one of three capital groups: “well capitalized,” “adequately capitalized” or “undercapitalized.” Each institution is then assigned one of three supervisory ratings: “A” (institutions with few minor weaknesses), “B” (institutions which demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to DIF) and “C” (institutions that pose a substantial probability of loss to DIF unless effective corrective action is taken). Banks classified as strongest by the FDIC are subject to the lowest insurance assessment rate; banks classified as weakest by the FDIC are subject to the highest insurance assessment rate. In addition to its insurance assessment, each insured financial institution is subject to quarterly debt service assessments (“FICO assessments”) in connection with bonds issued by a government corporation that financed the federal savings and loan bailout of the 1980s. For the third quarter of 2008, the DIF assessment rate for the Bank was 7.00 cents per $100 in assessable deposits and the FICO assessment rate for the Bank was 1.14 cents per $100 in assessable deposits.
     On October 16, 2008, the FDIC published a restoration plan to reestablish the DIF to the statutorily required reserve ratio within five years. As part of the restoration plan, the FDIC determined to increase risk-based assessment rates uniformly by seven basis points on an annual basis for the first quarter of 2009. On February 27, 2009, the FDIC published the final rule on assessment rates and amended, in part, the restoration plan. The final rule increases base rates institutions must pay beginning in the second quarter of 2009 to a range of 12 to 45 basis points, based on the capital category and the supervisory category of each institution. In addition, the FDIC extended the time period within which the restoration plan must achieve the statutory minimum reserve ratio from five years to seven years.
     On February 27, 2009, the FDIC also published an interim rule that proposed an emergency 20 basis point assessment that would be assessed on all insured institutions. Pursuant to the interim rule, the FDIC would impose the emergency assessment based on the institution’s assets as of June 30, 2009, and payment would be due on September 30, 2009. The interim rule allows the FDIC to impose an additional emergency assessment of up to 10 basis points if, after June 30, 2009, the DIF reserve ratio falls to a level the FDIC believes could erode public confidence in the deposit insurance program. It should be noted that the emergency assessment is an interim rule and subject to change.
     Pursuant to the Emergency Economic Stabilization Act (described more fully below), the maximum deposit insurance on individual accounts was increased from $100,000 to $250,000 through December 31, 2009. Deposit insurance may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. Such terminations can only occur, if contested, following judicial review through the federal courts. The Company does not know of any practice, condition or violation that might lead to termination of deposit insurance for the Bank.
     The respective Federal bank regulators have adopted risk-based capital guidelines for banks and bank holding companies. Pursuant to FDIC regulations, a bank is adequately capitalized if its minimum ratio of qualifying total capital to risk-weighted assets, including certain off-balance sheet items (the “Total Risk-Based Capital Ratio”), is 8%, and the minimum ratio of that portion of total capital that is composed of items such as common stock, related additional paid-in capital, retained earnings, certain types of perpetual preferred stock and certain minority interests, less certain intangibles and other assets, including goodwill (“Tier 1 Capital”), to risk-weighted assets (the “Tier 1 Risk-Based Capital Ratio”) is 4%. The balance of total capital may consist of items such as other preferred stock, certain other instruments, and limited amounts of subordinated debt and the institution’s loan and lease loss allowance. The minimum ratio of Tier 1 Capital to total assets (the “Leverage Ratio”) for banks is 4%.

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
     As of December 31, 2008, the Company had a Leverage Ratio of 9.04%, a Tier 1 Risk-Based Ratio of 10.50% and a Total Risk-Based Capital Ratio of 11.75%. As of December 31, 2007, the Company had a Leverage Ratio of 11.27%, a Tier 1 Risk-Based Ratio of 13.88% and a Total Risk-Based Capital Ratio of 14.77%.
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
     Federal and state statutes and regulations provide financial institution regulatory agencies with great flexibility to undertake enforcement action against an institution that fails to comply with regulatory requirements, violates certain laws or regulations or for various other reasons. Possible enforcement actions include the imposition of a capital plan and capital directive, civil money penalties, cease-and-desist orders, conservatorship, receivership or deposit insurance termination.
     The Federal Deposit Insurance Act (“FDIA”), as amended by FDICIA and the Interstate Act require the FDIC, together with the other federal bank regulatory agencies, to prescribe standards of safety and soundness, by regulations or guidelines, relating generally to operations and management, asset growth, asset quality, earnings, stock valuation and compensation. The FDIC and the other federal bank regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards pursuant to FDIA, as amended. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. The guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. In addition, the FDIC has adopted regulations that authorize, but do not require, the FDIC to order an institution that has been given notice by the FDIC that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the FDIC must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the “prompt corrective action” provisions of FDICIA. If an institution fails to comply with such an order, the FDIC may seek to enforce such order in judicial proceedings and to impose civil money penalties. The FDIC and the other federal bank regulatory agencies also adopted guidelines for asset quality and earnings standards.
     As an insured depository institution, the Bank is subject to FRB regulations requiring depository institutions to maintain reserves against a specified percentage of transaction accounts (primarily NOW and regular checking accounts). Reserves are maintained in the form of vault cash or deposits with the FRB. The first $10.3 million of transaction accounts (subject to adjustments by the FRB) are exempted from the reserve requirements. The FRB regulations generally require 3% reserves on the next $34.1 million of transaction accounts. For transaction accounts totaling over $44.4 million, FRB regulations require reserves of $1,023,000 plus 10% of the amount more than $44.4 million. The Bank is in compliance with the foregoing requirements.
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
     The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “PATRIOT Act”), which amended the BSA, contains anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanisms for the U.S. government. The PATRIOT Act provisions include the following: standards for verifying customer identity when opening accounts; rules to promote cooperation among financial institutions, regulators and law enforcement; and due diligence requirements for financial institutions that administer, maintain or manage certain bank accounts. The Bank is subject to BSA and PATRIOT Act requirements.
     Under the CRA, a financial institution has a continuing and affirmative obligation, consistent with the safe and sound operation of such institution, to serve the “convenience and needs” of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires each federal banking agency, in connection with its examination of a financial institution, to assess and assign one of four ratings to the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution, including applications for charters, branches and other deposit facilities, relocations, mergers, consolidations and acquisitions of assets or assumptions of liabilities. The CRA also requires that all institutions make public disclosure of their CRA ratings. The Bank received a “satisfactory” rating on its most recent CRA examination in May 2007.
     The Bank is subject to many state and Federal statutes and regulations that are designed to protect consumers, including the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act and the Home Mortgage Disclosure Act.
2008 Emergency Economic Stabilization Act
     On October 3, 2008, the U.S. Congress enacted the Emergency Economic Stabilization Act (“EESA”). EESA authorized the Secretary of the U.S. Department of the Treasury to purchase up to $700 billion in troubled assets from qualifying institutions pursuant to the Troubled Asset Relief Program

(“TARP”). On October 14, 2008, the U.S. Department of the Treasury (“Treasury”), pursuant to its authority under EESA, announced the Capital Purchase Program (“CPP”). Pursuant to the CPP, qualifying public financial institutions may issue senior preferred stock to the Treasury in an amount not less than 1% of the institution’s risk-weighted assets and not more than 3% of the institution’s risk-weighted assets or $25 billion, whichever is less. The proceeds from the issuance of preferred stock is counted toward the financial institution’s Tier 1 capital. The senior preferred stock will pay a 5% dividend per annum until the fifth year of the investment and 9% per annum thereafter. In addition to the senior preferred stock, participating public financial institutions must issue a warrant to Treasury for the purchase of common stock in an amount equal to 15% of the preferred stock investment. Treasury will not exercise any voting rights with respect to the common shares acquired through the exercise of the warrant. Financial institutions participating in the CPP must agree and comply with certain restrictions, including restrictions on dividends, stock redemptions and repurchases, and executive compensation, as discussed below. Finally, Treasury may unilaterally amend any provision of the CPP to comply with changes in applicable federal statutes.
     Pursuant to the terms of the CPP, as modified by the American Recovery and Reinvestment Act of 2009 (“ARRA”), a financial institution may redeem the senior preferred stock prior if the institution receives approval from its primary federal regulator and the institution gives the preferred stock holders proper notice.
     Prior to the third anniversary of the investment or the date on which the Treasury’s senior preferred stock investment has been fully redeemed or transferred, the financial institution may not increase common dividends without Treasury’s consent. In addition, the financial institution may not pay dividends on common stock unless the financial institution has paid dividends on the preferred stock. If the financial institution does not pay dividends on the senior preferred stock for six dividend periods, the Treasury will have the right to elect two individuals to the institution’s board of directors.
     Prior to the third anniversary of the investment or the date on which the Treasury’s senior preferred stock investment has been fully redeemed or transferred, the financial institution may not repurchase other equity securities or trust preferred securities without Treasury’s consent, except repurchases in the ordinary course related to employee benefit plans in a manner consistent with past practice, certain market-making and related transactions by a broker-dealer subsidiary of the financial institution, certain custodian or trustee transactions for another beneficial owner, or certain agreements pre-dating CPP participation.
     Financial institutions participating in the CPP must modify certain senior executive compensation agreements consistent with EESA, which generally prohibits incentive compensation agreements that encourage senior executive officers to take unnecessary and excessive risks. In addition, incentive compensation paid to senior executive officers must be recovered if such payments are subsequently determined to be based upon materially inaccurate financial results. Participating institutions are prohibited from making golden parachute payments to senior executive officers and are required to limit the federal tax deduction for compensation paid to senior executive officers to $500,000. For this purpose, “senior executive officer” means an individual who is one of the top five highly paid executives whose compensation is required to be disclosed pursuant to the Exchange Act. As discussed below, these executive compensation restrictions were further expanded by ARRA.
     On February 20, 2009, the Company closed the transaction with Treasury in order to participate in the CPP. The Company issued preferred stock to Treasury equal to $17,211,000 and a warrant to purchase 584,084 shares of common stock at an exercise price of $4.42 per share. Pursuant to its participation in the CPP, the Company is subject to the provisions therein.

American Recovery and Reinvestment Tax Act of 2009
     On February 17, 2009, the ARRA was signed into law. Included among the many provisions in the ARRA are restrictions affecting financial institutions that participate in TARP, which are set forth in the form of amendments to the EESA. These amendments provide that during the period in which any obligation under the TARP remains outstanding (other than obligations relating to outstanding warrants), TARP recipients are subject to appropriate standards for executive compensation and corporate governance to be set forth in regulations to be issued by Treasury. Among the executive compensation and corporate governance provisions included in the ARRA are the following (which provisions are expected to be clarified and potentially expanded by forthcoming Treasury regulations):
•	an expansion of the incentive compensation “clawback” provision to cover senior executive officers and up to the next 20 most highly compensated employees;

•	an expansion of the prohibition on certain golden parachute payments to cover any severance payment for a departure for any reason (with limited exceptions) made to any senior executive officer (as defined above) and the next five most highly compensated employees;

•	a limitation on incentive compensation paid or accrued to highly compensated employees of the financial institution. Under this provision, incentive compensation paid to such individuals, subject to certain exceptions for pre-existing arrangements set forth in written employment contracts executed on or prior to February 11, 2009, may not exceed one-third of the individual’s annual compensation and must be paid in restricted stock that does not fully vest until Treasury’s preferred stock is redeemed in full. The number of highly compensated employees impacted by this provision is dependent on the size of the Treasury’s TARP investment. In the case of the Company, only the most highly compensated employee is subject to these restrictions.

•	a requirement that the Chief Executive Officer and Chief Financial Officer provide a written certification of compliance with certain executive compensation and corporate governance provisions in annual securities filings;

•	a requirement that companies adopt a company-wide policy regarding excessive or luxury expenditures;

•	a requirement that companies permit a separate, non-binding shareholder vote to approve the compensation of executives;

•	a provision that allows Treasury to review compensation paid prior to enactment of the ARRA to senior executive officers and the next 20 most highly-compensated employees to determine whether any payments were inconsistent with the executive compensation restrictions of the EESA, as amended, TARP or otherwise contrary to the public interest.
     As outlined above, companies that have issued preferred stock to Treasury under TARP are now permitted to redeem such investments at any time, subject to consultation with banking regulators. Upon such redemption, the warrants issued to Treasury are to be immediately liquidated.
     The Treasury has contemplated additional programs pursuant to EESA, and the powers granted to Treasury thereunder, to assist financial institution during the recent banking industry turmoil.

FDIC Temporary Liquidity Guarantee Program
     On October 15, 2008, the FDIC announced the Temporary Liquidity Guarantee Program (“TLGP”) to strengthen confidence and encourage liquidity in the banking system. The program is comprised of two voluntary components: the Debt Guarantee Program (“DGP”) and the Transaction Account Guarantee Program (“TAGP”). Eligible entities not wishing to participate must have formally opted-out of each of the DGP and TAGP by December 5, 2008. The Bank has not opted out of either the DGP or the TAGP, and the Company has not opted out of the DGP.
     Pursuant to the DGP, eligible entities may issue FDIC-guaranteed senior unsecured debt up to 125% of the entity’s senior unsecured debt outstanding as of September 30, 2008. If an eligible bank had no senior unsecured debt, as defined in FDIC regulations, outstanding as of September 30, 2008, then the bank may have unsecured debt guaranteed up to an amount equal to 2% of its total liabilities. For eligible entities that are not banks and had no outstanding senior unsecured debt as of September 30, 2008, the FDIC along with the entity’s primary regulator will assess on a case-by-case basis whether the entity may participate in the DGP and determine the amount of its debt guarantee limit. Guaranteed debt issued under the DGP must be issued on or before June 30, 2009, and the guarantee will end on the earlier of the maturity date of the debt or June 30, 2012, although the guaranteed debt may have a maturity date beyond June 30, 2012. The FDIC will assess participating entities a fee based on a tiered fee schedule ranging from 50 basis points to 100 basis points, based on the term of the debt and the type of institution. Fees are assessed only after the participating entity issues guaranteed debt. On March 17, 2009, the FDIC extended the DGP from June 30, 2009 through October 31, 2009 and provided that the FDIC guarantee for debt issued after April 1, 2009 would expire no later than December 31, 2012. In addition, the FDIC will impose an additional surcharge on guaranteed debt issued after April 1, 2009 that has a maturity greater than one year.
     Pursuant to the TAGP, the FDIC will fully insure, without limit, qualifying transaction accounts held at qualifying depository institutions through December 31, 2009. Qualifying transaction accounts include non-interest-bearing transaction accounts, Interest on Lawyers Trust Accounts (IOLTAs) and NOW accounts with interest rates less than 0.5%. The FDIC will assess a fee equal to 10 basis points on transaction account deposit balances in excess of the $250,000 insured limit.
Item 1A. Risk Factors.
     Our business, financial condition and results of operations are subject to various risks, including those discussed below, which may affect the value of our common stock. Set forth below are certain risk factors which we believe to be relevant to an understanding of our business. This list should not be considered a comprehensive list of all potential risks and uncertainties. You should also refer to the other information included or incorporated by reference in this Form 10-K, including our consolidated financial statements and related notes for the year ended December 31, 2008.

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
     Economic Risk — If the strength of the U.S. economy and the local economy continues to decline, this could result in deterioration in credit quality or reduced demand for credit with a resultant effect on the Company’s loan portfolio and allowance for loan and lease losses. Economic factors may cause increased delinquencies and loan charge-offs. A significant amount of the Company’s loans are secured by real estate. Economic factors have and may continue to cause deterioration to the value of real estate used by the Company to secure its loans. The resultant effect of these economic factors could result in increased provisions to the allowance for loan and lease losses that may materially affect the Company’s financial condition and results of operations.
     Concentration Risk — In the Company’s loan portfolio there is a concentration of loans to the hotel industry and an overall concentration of loans secured by real estate. A general downturn in hotel occupancy rates could negatively impact borrowers’ ability to repay and consequently affect the Company’s earnings and its allowance for loan and lease losses.
     Regulatory Risk — We are subject to extensive federal and state legislation and supervision which govern nearly every aspect of our business. The burden of compliance has in the past and will continue to have an impact on the banking industry and changes to these laws could affect our ability to deliver or expand our services.
     The Company’s participation, during early 2009, in the United States Department of the Treasury’s Troubled Asset Relief Program (“TARP”) Capital Purchase Program creates additional regulatory oversight and compliance. The TARP regulations place limitations on compensation for executive officers and on dividend payments. These regulations may affect the ability of the Company to recruit and keep management. The regulations pertaining to TARP are in flux and additional regulations from TARP could affect the Company’s ability to operate in a competitive environment. See “Supervision and Regulation”.
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
Item 1B. Unresolved Staff Comments.
     Not Applicable.
Item 2. Properties.
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

301 Goodnow Boulevard
Round Lake, Illinois 60073
Item 3. Legal Proceedings.
     Due to the nature of their business, the Company and its subsidiaries are often subject to various legal actions. Based on presently available information, we believe that any liability arising from these proceedings, whether pending or threatened, would not have a material adverse effect on our business, consolidated results of operations, financial conditions or cash flow.
Item 4. Submission of Matters to a Vote of Security Holders.
     Not Applicable.

PART II
Item 5. Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Stockholder Information
     The common stock of Northern States Financial Corporation is traded on the NASDAQ Capital Market under the ticker symbol NSFC. As of March 6, 2009, there were 6,500,000 common shares authorized, 4,472,255 common shares issued and 4,072,255 outstanding, held by approximately 310 registered stockholders.
Stock Price Summary
     The following schedule details our stock’s quarterly high and low bid price:

	2008		2007
	HIGH	LOW	HIGH	LOW

QUARTER ENDED:
March 31	$22.30	$18.60	$22.20	$18.80
June 30	19.98	17.50	25.37	18.85
September 30	17.51	7.19	23.75	20.05
December 31	9.31	3.75	23.75	20.00
Cash Dividends
     Northern States Financial Corporation has historically paid semi-annual dividends in June and December. However, dividends are declared at the discretion of the Board of Directors, subject to applicable legal and regulatory restrictions and there is no guarantee that the Company will pay dividends in the future. On October 21, 2008, the Board of Directors of the Company determined that there would be no cash dividend on December 1, 2008 due to the reduced earnings of the Company in 2008.
     Subsequent to December 31, 2008, the Company sold $17.2 million of preferred stock to the U.S. Treasury pursuant to the terms of the Capital Purchase Program (“CPP”). As long as any preferred stock issued under the CPP remains outstanding, the terms of the CPP prohibit the Company from increasing semi-annual dividends on its common stock above $0.40 per share without the U.S. Treasury’s consent. No dividends may be paid on the Company’s common stock until all accrued and unpaid dividends on the preferred stock issued to the U.S. Treasury are paid.
     The table below shows semi-annual cash dividends per share for the past six years.

	JUNE 1	DECEMBER 1	TOTAL

2003	$.54	$.54	$1.08
2004	.55	.55	1.10
2005	.55	.07	.62
2006	.30	.35	.65
2007	.35	.37	.72
2008	.40	.00	.40

Stock Performance Graph
     The following line graph shows a comparison of the cumulative returns of any investment of $100 in the Company’s Common Stock, the NASDAQ Market Value Index and an index of peer corporations selected by the Company with the investment weighted on market capitalization for the past five years. Corporations in the peer group include the following northern Illinois bank holding companies: Centrue Financial Corporation, Corus Bankshares, Inc., MB Financial, Inc., Princeton National Bankcorp., Inc. and Wintrust Financial Corporation.
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
OF NORTHERN STATES FINANCIAL CORP.,
NASDAQ MARKET INDEX AND PEER GROUP INDEX
ASSUMES $100 INVESTED ON DEC. 31, 2003
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2008

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08

Northern States	$100.00	$112.71	$70.84	$74.38	$87.32	$16.17
Peer Group	100.00	131.83	135.11	124.63	85.21	49.14
NASDAQ Index	100.00	108.41	110.79	122.16	134.29	79.25

Item 6. Selected Financial Data.
SELECTED CONSOLIDATED FINANCIAL DATA
($000s, except per share data)

As of or for the Year Ended December 31,	2008	2007	2006	2005	2004

INCOME STATEMENT DATA:
Interest income	$34,874	$38,421	$36,633	$35,056	$32,092
Interest expense	13,795	20,060	20,695	15,372	9,859

Net interest income	21,079	18,361	15,938	19,684	22,233
Provision for loan and lease losses	13,663	81	0	3,428	4,625

Net interest income after provision for loan and lease losses	7,416	18,280	15,938	16,256	17,608
Noninterest income	(6,045)	5,038	5,346	4,370	4,552
Noninterest expenses	16,929	16,830	17,303	18,008	16,623

Income before income taxes	(15,558)	6,488	3,981	2,618	5,537
Provision for income taxes	(6,285)	2,100	889	531	1,536

Net Income	$(9,273)	$4,388	$3,092	$2,087	$4,001

BALANCE SHEET DATA:
Cash, non-interest bearing	$14,108	$14,273	$19,023	$23,586	$20,292
Investments (1)	104,951	164,083	291,464	273,235	262,074
Loans and leases, net	470,410	431,128	366,553	389,884	434,750
All other assets	51,250	28,672	32,969	35,823	32,468

Total Assets	$640,719	$638,156	$710,009	$722,528	$749,584

Deposits	$500,821	$480,959	$522,596	$554,449	$589,344
Securities sold under repurchase agreements and other borrowings(2)	42,574	66,797	86,775	73,093	74,764
Federal Home Loan Bank advances	20,000	0	11,500	6,500	6,500
Subordinated debentures	10,000	10,000	10,000	10,000	0
All other liabilities	5,710	6,946	7,675	7,734	5,794

Stockholder’s equity	61,614	73,454	71,463	70,752	73,182

Total Liabilities and Stockholders’ Equity	$640,719	$638,156	$710,009	$722,528	$749,584

	2008	2007	2006	2005	2004

PER SHARE DATA:
Basic and diluted earnings per share	$(2.26)	$1.05	$0.72	$0.49	$0.93
Cash dividends declared	0.40	0.72	0.65	0.62	1.10
Book value (at end of year)	15.13	17.58	16.88	16.47	17.04

SELECTED FINANCIAL AND OTHER RATIOS:
Return on average assets	-1.43%	0.66%	0.44%	0.28%	0.51%
Return on average equity	-13.09	6.06	4.36	2.90	5.44
Average stockholders’s equity to average assets	10.90	10.83	10.03	9.62	9.47
Tax equivalent interest spread	3.06	2.38	1.89	2.49	2.88
Tax equivalent net interest income to average earning assets	3.49	2.96	2.41	2.83	3.08
Nonperforming assets to total assets	7.44	2.33	1.57	3.65	3.24
Dividend payout ratio (3)	-17.56	68.55	89.59	127.60	118.27

(1)	Includes interest bearing deposits in other financial institutions, federal funds sold, and securities available for sale and Federal Home Loan Bank and Federal Reserve Bank stock.

(2)	Securities sold under repurchase agreements and federal funds purchased.

(3)	Total cash dividends divided by net income.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results Operations.
     The following is a discussion and analysis of Northern States Financial Corporation’s (the “Company”) financial position and results of operations and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. The Company has two wholly-owned subsidiaries, NorStates Bank (the “Bank”) and NorProperties, Inc. (“NorProp”). NorProperties, Inc. was formed during the fourth quarter of 2008 to manage and dispose of the Company’s nonperforming assets, including certain of its other real estate owned. The Bank has one wholly-owned subsidiary, Northern States Community Development Corporation (“NSCDC”), which was formed during 2002 to develop and sell one parcel of other real estate owned that was contributed by the Bank in 2002.
     The Bank is a commercial banking company that provides traditional banking services to corporate, retail and civic entities in its market as well as mortgage banking services. The Bank defines its market area as northeastern Illinois and southeastern Wisconsin. In addition, the Bank provides trust services.
     The Company and its subsidiaries are subject to regulation by numerous agencies including the Federal Reserve Board, the Federal Deposit Insurance Corporation and the Illinois Department of Financial and Professional Regulation. Among other things, these agencies limit the activities in which the Company and the Bank may engage, the investments and loans that the Bank may fund, and set the amount of reserves against deposits that the subsidiary must maintain.
     The statements contained in this management’s discussion and analysis that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are identifiable by the use of the words “believe”, “expect”, “intend”, “estimate” or similar expressions. The Company cautions readers of this Annual Report that a number of important factors could cause the Company’s actual results in 2009 and beyond to differ materially from those expressed in any such forward-looking statements.
OVERVIEW
     In 2008, like almost all U.S. financial institutions, the Company was impacted by the downturn in the overall economy generally, specifically the residential real estate market. The Company’s levels of nonperforming assets substantially increased during 2008 while most of the real estate pledged as collateral for a majority of its loans declined in value. The Company’s nonperforming assets more than tripled in 2008 and the Company recorded a provision for loan losses of $13.7 million as compared to only $81,000 in 2007. The worsening economy also caused impairment issues relative to some of the Company’s investment securities and the Company recognized impairment losses of $10.5 million on its securities portfolio. The effect of these developments in 2008 was that the Company experienced a net loss of $9.3 million, or $2.26 loss per share as compared to net income of $4.4 million and earnings of $1.05 per share in 2007.
     During 2008 the Company continued its efforts to improve its efficiencies and contain costs despite the losses caused by nonperforming loans and securities impairment. Net interest income increased $2.7 million in 2008 compared with 2007 despite the reversal of $1.2 million in loan interest income as nonperforming loans were put on nonaccrual status where income is no longer recognized on those loans. Noninterest expenses remained stable in 2008 with salaries and employee benefits expense declining $518,000 or 6.02% as the Company reduced staff.
     The Company’s asset levels remained stable during 2008 as compared with 2007. Assets at year-end 2008 were $640.7 million, increasing only $2.6 million from year-end 2007. Loans and leases increased $45.1 million during 2008 while investments in securities declined $50.1 million. Generally, the Company earns higher yields on its loans than on its securities portfolio. The Company’s deposits increased $19.9 million during 2008 while borrowings declined $4.2 million. There was a positive effect on net interest income during 2008 as the volume of loans increased while the rates on deposits decreased.
     Noninterest income declined in 2008 by $11.1 million compared with 2007 primarily due to the investment securities impairment losses of $10.5 million in 2008. Other noninterest income from service fees on deposits also declined as retail deposits decreased in 2008.
     The Company continued to take steps to contain costs during 2008. Total noninterest expenses increased only $99,000 during 2008 as compared with 2007. The Company reduced its salaries and employee benefits expense by $518,000 in 2008 by reducing staff by 21 employees after carefully reviewing staffing requirements and job functions. Offsetting this decline to other noninterest expenses were increases to occupancy, data processing and audit and other professional expenses. Other operating expenses also increased during 2008 due to increased FDIC insurance premiums and marketing efforts to promote deposit growth.
CRITICAL ACCOUNTING POLICIES
     Certain critical accounting policies involve estimates and assumptions by management. To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosure provided, and future results could differ. The allowance for loan and lease losses, fair value of financial instruments, valuation of other real estate owned and status of contingencies are particularly subject to change.
     The allowance for loan and lease losses is a valuation allowance, for probable incurred credit losses, that is increased by the provision for loan and lease losses and decreased by charge-offs less recoveries. Management estimates the balance for the allowance based on information about specific borrower situations, estimated collateral values and the borrowers’ ability to repay the loan. Management also reviews past loan and lease loss experience, the nature and volume of the portfolio, economic conditions and other factors. Allocations of the allowance may be made for specific loans and leases, but the entire allowance is available for any loan or lease that, in management’s judgement, should be charged-off. Loan and lease losses are charged against the allowance when management believes the uncollectibility of a loan or lease balance is confirmed.
     A loan or lease is impaired when full payment under the loan or lease terms is not expected within the contractual terms of the loan. Impairment is evaluated on an aggregate basis for smaller-balance loans of similar nature such as residential mortgage and consumer loans, and on an individual loan or lease basis for other loans and leases. If a specific loan or lease is determined to be impaired, a portion of the allowance may be specifically allocated to that loan or lease. The specific allocation is calculated at the present value of estimated cash flows using the existing rate of the loan or lease or the fair value of collateral if repayment is expected solely from the collateral.
     Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified.
     The core deposit intangible asset arose from the acquisition of First State Bank of Round Lake in January 2004. The core deposit intangible asset was initially measured at fair value and is being amortized over its estimated useful life. This intangible asset is also assessed at least annually for impairment.

Table 1 — Analysis of Average Balance, Tax Equivalent Yields and Rates

		2008			2007			2006
($ 000s)	Average		Yield/	Average		Yield/	Average		Yield/
For the Years Ended December 31,	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Loans and leases (1)(2)(3)	$471,483	$27,908	5.92%	$389,670	$27,867	7.15%	$389,081	$26,958	6.93%
Taxable securities (5)	120,466	6,490	5.36	213,874	9,509	4.43	252,509	8,730	3.39
Securities exempt from federal income taxes (2)(5)	11,046	685	6.15	8,336	472	5.66	6,540	355	5.41
Federal funds sold and other interest earning assets	9,434	112	1.19	15,150	812	5.36	14,610	771	5.28

Interest earning assets (5)	612,429	35,195	5.74	627,030	38,660	6.16	662,740	36,814	5.52
Noninterest earning assets	38,021			41,556			44,452

Average assets (4) (5)	$650,450			$668,586			$707,192

Liabilities and stockholders’ equity
NOW deposits	$44,813	151	0.34	$47,433	357	0.75	$52,600	493	0.94
Money market deposits	66,409	1,216	1.83	75,684	2,757	3.64	74,995	2,938	3.92
Savings deposits	61,863	320	0.52	65,323	493	0.75	74,914	724	0.97
Time deposits	258,727	10,081	3.90	251,589	12,112	4.81	280,154	12,341	4.41
Other borrowings	83,100	2,027	2.44	90,452	4,341	4.80	87,271	4,199	4.81

Interest bearing liabilities	514,912	13,795	2.68	530,481	20,060	3.78	569,934	20,695	3.63

Demand deposits	57,386			57,775			58,470
Other noninterest bearing liabilities	7,290			7,953			7,877
Stockholders’ equity	70,862			72,377			70,911

Average liabilities and Stockholders’ equity	$650,450			$668,586			$707,192

Net interest income		$21,400			$18,600			$16,119

Net interest spread			3.06%			2.38%			1.89%

Net yield on interest earning assets (5)			3.49%			2.96%			2.41%

Interest-bearing liabilities to earning assets ratio			84.08%			84.60%			86.00%

(1)	Interest income on loans includes loan origination and other fees of $210,000 for 2008, $398,000 for 2007 and $343,000 for 2006.

(2)	The financial statement reported interest income is adjusted by the tax equivalent adjustment amount utilizing a 34% rate on federally tax-exempt municipal loans and securities. The tax equivalent adjustment reflected in the above table for municipal loans is approximately $88,000, $78,000 and $61,000 for the years ended 2008, 2007 and 2006. The tax equivalent adjustment reflected in the above table for municipal securities is approximately $233,000, $161,000 and $120,000 for the years ended 2008, 2007 and 2006.

(3)	Nonaccrual loans are included in average loans.

(4)	Average balances are derived from the average daily balances.

(5)	Rate information was calculated based on the average amortized cost for securities. The 2008, 2007 and 2006 average balance information includes an average unrealized (loss) for taxable securities of ($694,000), ($965,000) and ($4,714,000). The 2008, 2007 and 2006 average balance information includes an average unrealized (loss) of ($92,000), ($6,000) and ($17,000) for tax-exempt securities. Average taxable securities includes Federal Home Loan Bank (FHLB) and Federal Reserve Bank stock.

RESULTS OF OPERATIONS — YEARS-ENDED DECEMBER 31, 2008 COMPARED WITH
DECEMBER 31, 2007 AND DECEMBER 31, 2007 COMPARED WITH DECEMBER 31, 2006
NET INTEREST INCOME
     Net interest income is the Company’s largest source of income and is defined as the difference between interest income earned on average interest earning assets, such as loans and securities, and interest expense on average interest bearing liabilities, such as deposits and other borrowings. Major factors affecting net interest income are the general level of interest rates, changes to interest rates and the amount and composition of interest earning assets and interest bearing liabilities.
     Table 1, “Analysis of Average Balances, Tax Equivalent Yields and Rates”, shows a comparison of net interest income, on a fully tax equivalent basis, and average volumes, together with effective yields earned on such assets and rates paid on such funds. The results shown reflect the excess of interest earned on assets over the cost of funds.
     The Company’s net interest income for 2008, on a fully tax equivalent basis, was $21,400,000 increasing $2,800,000 compared with net interest income for 2007, on a fully tax equivalent basis, of $18,600,000. The major factor causing net interest income to increase in 2008 was loan growth, while rates paid for deposits and borrowings declined. The net interest spread in 2008 was 3.06%, increasing 68 basis points from 2007, as yields on earning assets declined 42 basis points while rates paid on interest bearing liabilities decreased 110 basis points.
     Loans are the asset of the Company that, generally, generate the most interest income and earn the highest interest rates for the Company. During 2008, average loan balances were $471.5 million, increasing $81.8 million from 2007’s average loan balances of $389.7 million. During 2007, average loan balances increased slightly by $589,000 to $389.7 million from 2006. Loan interest income on a fully tax equivalent basis increased $41,000 in 2008 from 2007 after increasing $909,000 in 2007 from 2006. Table 1 shows that loans earned a yield of 5.92% in 2008 decreasing from 7.15% in 2007 and 6.93% in 2006.
     Loan yields fell in 2008 as general interest rates declined in 2008. The prime lending rate stood at 3.25% at year-end 2008 after progressively dropping from 7.25% at year-end 2007 as government policy lowered short-term rates in an effort to foster growth during the economic downturn. The prime lending rate at year-end 2008 was at its lowest level in over 50 years. The Company’s loan yields also declined as loans placed on nonaccrual status increased to $36.6 million at year-end 2008 from $10.7 million at year-end 2007. Approximately $1.2 million in loan interest was reversed from loan interest income during 2008 as loans were placed on nonaccrual status.
     Table 2, “Analysis of Changes in Interest Income and Expense”, shows that loan interest income in 2008 compared with 2007 increased $41,000. The Table shows that the increase of loan interest due to loan balance increases (volume) was largely offset by the decrease to loan interest rates (rate).
     Table 1 shows that the Company’s taxable securities averaged $120.5 million in 2008 and decreased $93.4 million from $213.9 million in 2007 after declining $38.6 million in 2007 from 2006. As taxable securities matured in 2008, the Company redeployed the funds into higher yielding loans. Taxable securities earned yields of 5.36% in 2008, increasing from yields of 4.43% in 2007 and 3.39% in 2006.
     Average levels of tax-exempt securities in 2008, as shown in Table 1, totaled $11.0 million, an increase of $2.7 million over 2007 levels after increasing $1.8 million in 2007 from 2006. Yields on tax-exempt securities also increased in 2008 to 6.15% as compared with yields earned of 5.66% in 2007 and 5.41% in 2006. Although the average tax equivalent yields on the qualified bonds issued by state and political subdivisions were greater than those earned on loans during 2008, the term to maturity of these investments is greater than that on loans. The Company must carefully consider the effect of possible changes to future interest rates when deciding the proper levels of tax exempt securities to carry in its securities portfolio.

     As interest rates declined in 2008, the Company carefully reviewed the rates paid on its deposits and other borrowings, such as repurchase agreements, and was able to reduce its cost of funds. Rates paid on the Company’s NOW, money market accounts and savings deposits in 2008 decreased 41, 181 and 23 basis points, respectively, from 2007, continuing a trend as rates on these deposit products had also declined in 2007 compared with 2006. Rates paid on time deposits also declined in 2008 by 91 basis points as compared with 2007 after increasing 40 basis points in 2007 as compared with 2006.
     Rates paid on the Company’s borrowings in 2008 also declined from 2007 by 236 basis points after remaining constant in 2007 as compared to 2006. The levels of the Company’s average borrowings declined $7.4 million during 2008 from 2007 after increasing $3.2 million in 2007 from 2006.
     The lower rates offered by the Company caused levels of average interest bearing liabilities to decline by $15.6 million in 2008 as compared with 2007 after showing decreases of $39.5 million in 2007 compared to 2006. To stem the decreases to deposits, the Company may need to increase its interest rates on deposits during 2009.
     In comparing 2007 to 2006, net interest income on a fully tax equivalent basis for 2007 increased from 2006 by $2.5 million. The increase in 2007 was due to increases to yields earned on the Company’s loans and investment portfolio while rates paid on deposits and borrowings were reduced or contained. The net interest spread in 2007 increased 49 basis points from 2006 as yields on earning assets increased 64 basis points while rates paid on interest bearing liabilities increased only 15 basis points.
     It is estimated that short-term interest rates will continue to be at low levels during 2009 as the Federal Reserve continues its attempts to fight the recession.
     Many other factors beyond management’s control have a significant impact on changes in net interest income from one period to another. Examples of such factors are: (1) credit demands by customers; (2) fiscal and debt management policy of federal and state governments; (3) monetary policy of the Federal Reserve Board; and (4) changes in regulations.

Table 2 — Analysis of Changes in Interest Income and Expense

	2008			2007
	Compared			Compared
	to 2007			to 2006
		Increase			Increase
		(Decrease)			(Decrease)
		Change	Change		Change	Change
($ 000s)	Total	Due To	Due To	Total	Due To	Due To
For the Year Ended December 31	Change	Volume	Rate	Change	Volume	Rate

Interest Income
Loans	$41	$5,297	$(5,256)	$909	$41	$868
Taxable securities	(3,019)	(4,734)	1,715	779	(1,592)	2,371
Securities exempt from federal income taxes	213	169	44	117	100	17
Federal funds sold and other	(700)	(229)	(471)	41	29	12

Total interest income	(3,465)	503	(3,968)	1,846	(1,422)	3,268

Interest Expense
NOW deposits	(206)	(19)	(187)	(136)	(45)	(91)
Money market deposits	(1,541)	(305)	(1,236)	(181)	27	(208)
Savings deposits	(173)	(25)	(148)	(231)	(85)	(146)
Time deposits	(2,031)	335	(2,366)	(229)	(1,319)	1,090
Other borrowings	(2,314)	(328)	(1,986)	142	153	(11)

Total interest expense	(6,265)	(342)	(5,923)	(635)	(1,269)	634

Net interest income	$2,800	$845	$1,955	$2,481	$(153)	$2,634

Notes:
     Rate/volume variances are allocated to the rate variance and the volume variance on an absolute basis.
     The financial statements reported interest income is adjusted by the tax equivalent amount utilizing a 34% rate on federally tax-exempt municipal loans and securities. The tax equivalent adjustment reflected in the above table for municipal loans is approximately $88,000, $78,000 and $61,000 for the years ended 2008, 2007 and 2006. The tax equivalent adjustment reflected in the above table for municipal securities is approximately $233,000, $161,000 and $120,000 for the years ended 2008, 2007 and 2006.
Table 3 — Securities Available For Sale

	2008		2007		2006
($ 000s)		% of Total		% of Total		% of Total
December 31,	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio

U.S. Treasury	$1,024	0.99%	$1,005	0.66%	$999	0.36%
U.S. government-sponsored entities	1,038	1.01	58,459	38.14	253,252	90.75
States and political subdivisions	11,987	11.62	13,984	9.12	10,513	3.77
Mortgage-backed securities	83,055	80.48	66,393	43.31	1,863	0.67
Other bonds	2,265	2.19	9,808	6.40	9,000	3.22
Equity securities	3,825	3.71	3,628	2.37	3,429	1.23

Total securities available-for-sale	$103,194	100.00%	$153,277	100.00%	$279,056	100.00%

     SECURITIES
     The Company maintains a securities portfolio to generate earnings, provide liquidity, assist in the management of the Company’s tax position, aid in the Company’s asset/liability management and accommodate pledging collateral requirements. The Company’s policy is that no undue risks be taken with the securities portfolio and that the safety of the securities is the primary and uppermost concern of Company management.
     All securities of the Company at December 31, 2008 are classified as available for sale. The carrying values of the securities reflect the fair or market value of the securities. The Company classifies its securities as available for sale to provide flexibility in the event that it may be necessary to sell securities to raise cash for liquidity purposes or to adjust the portfolio for interest rate risk or income tax purposes.
     The carrying value of the securities portfolio decreased $50.1 million to $103.2 million at year-end 2008 as compared with $153.3 million at year-end 2007 after declining $125.8 million at year-end 2007 from 2006. In 2008, the Company’s securities portfolio declined as the Company used the cash flows from the maturity and call of securities in 2008 to fund loan growth.
     The Company changed its mix of securities in 2008 to emulate the mix of securities of the top performing quartiles of its peer group. Table 3 shows the result of this strategy in 2008, reflecting that the biggest changes in 2008 were to U.S. government-sponsored entity securities which decreased while mortgage-backed securities continued to grow.
     U.S. government-sponsored entity securities declined $57.4 million to $1.0 million at year-end 2008 compared with 2007 year-end levels. The Company’s percentage of U.S. government-sponsored entity securities to the total securities portfolio declined to 1.01% at year-end 2008 as compared with 38.1% at year-end 2007 and 90.8% at year-end 2006. Mortgage-backed securities increased by $16.4 million in 2008 and increased to 80.5% of the entire securities portfolio as compared with 43.3% at year-end 2007 and less than 1.0% at year-end 2006. The mortgage-backed securities are guaranteed by agencies of the U.S. government and as such the mortgages underlying these securities were underwritten to conform to these agencies’ standards.
     The mix of securities away from U.S. government-sponsored securities is also the result of the need for the Company to use up net operating losses for state income tax purposes. Interest earned on U.S. government-sponsored securities is not taxable for state income tax purposes. In prior years, such as 2006 when the U.S. government securities totaled over 90% of the Company’s securities, the Company had net operating losses for state income tax purposes. By lowering its U.S. government-sponsored securities the Company expects to use up the net operating loss carry forward before it expires in 2020.
     Besides changing the mix of its securities portfolio, the Company was able to increase the yields earned on its securities in 2008. At year-end 2008, the average yield of the securities portfolio increased to 5.86% as compared with 5.35% at December 31, 2007. This was accomplished in part by increasing the Company’s investments in mortgage-backed securities and securities issued by states and public subdivisions that earn higher yields.
     The net unrealized gain to the securities portfolio was $2.4 million at December 31, 2008 compared to a net unrealized gain at December 31, 2007 of $490,000. The reason for this change was that the Company realized impairment losses on its securities portfolio that totaled $10.5 million during 2008. The major write-down was to the other bond portfolio.

     During 2008, the Company recognized a loss on securities of $8.5 million on bonds consisting of Collateralized Debt Obligations (CDOs). The loss on the CDOs was due to impairment caused by defaults and deferral of payments by the financial institutions and insurance companies that issued the debt underlying the securities. The Company based its write-down of the CDOs on discounted cash flow analysis using Financial Accounting Standards Board Staff Position No. 157-3 (“FSP 157-3”) as guidance. At December 31, 2008, the carrying value of these CDOs after the write-down was $2.3 million.
     In addition, during 2008, the Company incurred impairment losses of $2.0 million on Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) preferred stock that were purchased earlier in 2008 for just over $2.0 million. This preferred stock became impaired when the U.S. Treasury took over FNMA and FHLMC, suspended dividend payments and began to restructure these entities. At December 31, 2008, the Company’s carrying value of the FNMA and FHLMC preferred stock was $43,000.
     In 2008, the Company sold U.S. government-sponsored entity securities for $8.2 million for liquidity purposes and recognized a $40,000 gain on the sale of securities. In 2007 and 2006 the Company did not sell any of its securities.
     The Company pledges securities to secure public deposits, repurchase agreements and for other purposes as required or permitted by law. At December 31, 2008, the Company had $72.0 million of its securities pledged, or 70.0% of its total securities portfolio as compared with $125.3 million at year-end 2007.
     Holdings of securities issued by states and political subdivisions, of which more than 77% are tax exempt, decreased $2.0 million to $12.0 million at year-end 2008 from $14.0 million at year-end 2007. According to federal tax law, a bank is not allowed an interest deduction for the cost of deposits or borrowings used to fund most tax-exempt issues acquired after August 7, 1986. Whenever possible the Company attempts to purchase “bank qualified” tax-exempt issues from local taxing bodies in an effort to support the local community, consistent with the investment standards contained in the investment policy.
     Efforts by the Company to maintain appropriate liquidity include periodic adjustments to the securities portfolio, as management considers necessary, typically accomplished through the maturity schedule of investments purchased.
     The maturity distribution and average yields, on a fully tax equivalent basis, of the securities portfolio at December 31, 2008 is shown in Table 4, “Securities Maturity Schedules & Yields”.

Table 4 — Securities Maturity Schedule and Yields

			Greater than		Greater than
			1 yr. and less		5 yrs. and less
($ 000s)	Less than or		than or equal		than or equal		Greater than
Securities available for sale	equal to 1 yr.		to 5 yrs.		to 10 yrs.		10 yrs.		Totals
As of December 31, 2008	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield

U.S. Treasury	$0	0.00%	$1,024	2.36%	$0	0.00%	$0	0.00%	$1,024	2.36%
U.S. government- sponsored entities	0	0.00	1,038	5.06	0	0.00	0	0.00	1,038	5.06
States and political subdivisions (1)	2,270	5.12	3,949	5.55	1,113	5.65	4,655	6.17	11,987	5.72
Mortgage-backed securities (2)	0	0.00	0	0.00	3,368	4.70	79,687	6.12	83,055	6.06
Other bonds	0	0.00	0	0.00	0	0.00	2,265	5.57	2,265	5.57
Equity securities	3,825	3.58	0	0.00	0	0.00	0	0.00	3,825	3.58

Total	$6,095	4.15%	$6,011	4.92%	$4,481	4.94%	$86,607	6.11%	$103,194	5.87%

(1)	The yield is reflected on a fully tax equivalent basis utilizing a 34% tax rate.

(2)	Mortgage-backed securities reflect the contractual maturity of the related instrument.
Table 5 — Loan and Lease Portfolio

($ 000s)
As of December 31,	2008	2007	2006	2005	2004

Commercial	$54,529	$55,763	$47,400	$58,802	$50,817
Real estate-construction	57,707	51,024	46,806	42,567	42,872
Real estate-mortgage 1-4 family	47,289	52,541	36,352	38,145	43,270
Real estate-mortgage 5+ family	55,302	53,159	38,735	29,426	34,460
Real estate-mortgage commercial	234,765	190,916	169,064	185,219	216,569
Home equity	26,826	24,604	25,936	31,226	34,607
Leases	2,352	4,723	5,502	10,585	12,550
Installment	2,745	3,435	4,309	5,136	8,329

Total loans and leases	481,515	436,165	374,104	401,106	443,474
Deferred loan fees	(703)	(431)	(389)	(604)	(912)

Loans and leases, net of unearned income and deferred loan fees	480,812	435,734	373,715	400,502	442,562
Allowance for loan and lease losses	(10,402)	(4,606)	(7,162)	(10,618)	(7,812)

Loans and leases, net	$470,410	$431,128	$366,553	$389,884	$434,750

Notes:

The Company had no foreign loans outstanding at December 31, 2008.

LOAN AND LEASE PORTFOLIO
     The Company’s loan and lease portfolio is the largest interest earning asset of the Company. In 2008, the Company’s loans and leases provided $27.8 million of interest income, more than 79.7% of the interest income generated by the Company. In 2007, interest on loans and leases accounted for 72.3% of interest income compared with 73.4% in 2006.
     For purposes of this discussion, when loans are mentioned it should be taken to include leases unless specified otherwise. As shown in Table 5, “Loan and Lease Portfolio”, loans and leases, net of unearned income and deferred loan fees at December 31, 2008 totaled $480.8 million, increasing $45.1 million from year-end 2007. At December 31, 2007, loans totaled $435.7 million and increased $62.0 million from December 31, 2006. The Company’s lending activities relate mainly to loans to small and mid-sized businesses in the Lake County, Illinois area and adjoining areas in the surrounding counties in northeastern Illinois and southeastern Wisconsin.
     The downturn to the economy during 2008 has affected the Company’s lending in that there was lower general demand as commercial borrowers cut back on expansion plans. Uncertainties such as falling values of real estate used for collateral have caused us to implement stricter lending underwriting. The Company’s lenders placed more emphasis on borrowers’ cash flows to repay their loans and required additional collateral to mitigate economic risks. Despite these trends, the Company experienced loan growth during 2008 as borrowers drew on the Company’s loan commitments and existing credit lines.
     The Company attempts to secure commercial purpose loans by real estate whenever possible. At December 31, 2008, more than 87% of the Company’s loans were secured by real estate. Real estate-mortgage commercial loans increased $43.8 million to $234.8 million at year-end 2008 compared with $190.9 million at year-end 2007. The growth in real-estate mortgage commercial loans came about as the Company increased its loans to the hotel industry by $45.7 million in 2008 with hotel industry loans totaling $65.2 million at year-end 2008. During 2008, the loan portfolio also showed growth of $6.7 million in real estate-construction loans as borrowers drew on their lines of credit.
     The Company’s loan growth in 2008 was primarily the result of existing borrowers drawing on loan commitments and existing credit lines. This was reflected by the decrease to unfunded loan commitments at year-end 2008. The Company’s loan commitments totaled $83.4 million at December 31, 2008, declining $53.3 million from $136.7 million at December 31, 2007. Standby letters of credit issued by the Company also decreased to $7.8 million at year-end 2008, declining $2.9 million from $10.7 million at year-end 2007.
     The Company’s loans secured by 1-4 family homes declined in 2008 by $5.3 million after increasing $16.2 million in 2007 compared with 2006. The majority of real estate 1-4 family loans are for commercial purposes where residences are used to secure these loans. These loans decreased as borrowers were concerned about the economy. It should be noted that the Company never participated in making subprime mortgages on 1-4 family homes and does not carry subprime loans in its loan portfolio.
     The Company’s retail lending of home equity and installment loans remained stable in 2008 increasing $1.5 million from 2007 after decreasing $2.2 million in 2007 compared with 2006. The home equity product increased $2.2 million to $26.8 million at year-end 2008, reversing a four-year trend. The Company’s home equity product is a revolving line of credit with the variable interest rate tied to the prime lending rate. As the prime rate decreased during 2008 these loans became more attractive to consumer borrowers who drew on their existing lines. Installment loans declined $690,000 during 2008.

     At December 31, 2008, the Company had loans totaling $978,000 to related parties compared with $1.5 million at year-end 2007. Related parties are officers of the Company or its subsidiaries of Vice President or above and Directors of the Company and their related interests. Commitments for loans to related parties at year-end 2008 totaled $1.9 million unchanged from $1.9 million at year-end 2007. Loans and commitments are made to related parties at the same terms and conditions that are available to the public.
     Table 5 shows the year end balance of loans outstanding by loan purpose for each of the last five years.
MATURITY OF LOANS
     Table 6, “Loan Maturity Schedule”, highlights the maturity distribution of the Company’s commercial and real estate-construction loan portfolio at year-end 2008.
     Although Table 6 shows $37.4 million in construction loans maturing in greater than one year, these loans are for commercial building projects and the construction phase of the projects are expected to be completed in less than two years. At that time, the loans will be reclassified as real estate-mortgage loans.
     The short-term rate sensitivity of the commercial and real estate-construction loan portfolio to interest rate changes is reflected in the fact that approximately 44.3% of the loans are scheduled to mature within one year. Of the remaining loans maturing beyond one year, 27.4% are variable rate loans subject to immediate repricing.
Table 6 — Loan Maturity Schedule

		Greater Than
		1 yr. and less
($ 000s)	Less than or	than or equal	Greater than
As of December 31, 2008	equal to 1 yr.	to 5 yrs.	5 yrs.	Totals

Commercial	$29,385	$19,185	$5,959	$54,529
Real estate-construction	20,332	34,487	2,888	57,707

Total	$49,717	$53,672	$8,847	$112,236

Percent of total	44.30%	47.82%	7.88%	100.00%

Commercial and construction loans maturing after one year:

Fixed Rate:	$45,392
Variable Rate:	17,127

Total	$62,519

Notes:
      Real estate-construction loans reflect the contractual maturity of the related note. Due to anticipated roll-overs of real estate-construction notes, management estimates that the loans will actually mature between one and five years based upon the related types of construction. Loans that mature within one year are considered to be variable rate loans as they can be repriced upon maturity.

NONPERFORMING ASSETS
     Nonperforming assets consist of nonperforming loans and leases and other real estate owned. For purposes of this discussion, when loans are mentioned it should be taken to include leases unless specified otherwise. As shown in Table 7, nonperforming assets at year-end 2008 were $47.6 million, increasing $32.8 million from year-end 2007. During 2007, nonperforming assets increased by $3.6 million to $14.8 million compared with December 31, 2006 levels of $11.2 million.
     Nonperforming loans are: (1) loans accounted for on a nonaccrual basis; and (2) accruing loans in the process of collection that are contractually past due ninety days or more as to interest or principal payment. Total nonperforming loans at December 31, 2008 were $37.1 million, increasing $25.1 million as compared with $12.0 million at December 31, 2007 and $8.2 million at December 31, 2006. Nonperforming loans increased in 2008 mainly as the result of worsening economic conditions and falling real estate values continuing a trend from 2007. Vacancies to commercial property became more pronounced in 2008 as business activities slowed due to the recession, affecting cash flows necessary to make loan payments.
     At December 31, 2008, the largest portion of nonaccrual loans related to loans totaling $14.1 million to several limited liability corporations controlled by a principal borrower that are secured by several different commercial properties including office buildings and strip shopping centers. These loans were placed on nonaccrual status in 2008. The cash flows needed to support the loan payments have been severely affected by vacancies at the properties that range from 10% to 65%. The principal borrower also has unsecured commercial loans totaling $365,000 that are on nonaccrual status. The Company has $1.1 million of its allowance for loan and lease losses allocated to this borrower’s loans. The Company is making efforts to enter into restructuring and forebearance agreements with the borrower.
     The Company has $11.6 million in loans to a borrower secured by commercial properties including 5 plus family residential properties that were placed on nonaccrual status in 2008. The borrower has experienced cash flow difficulties due to one of the properties’ major tenants being severely delinquent. At year-end 2008, the Company has $642,000 of its allowance for loan and lease losses allocated to these loans. The Company has entered into a foreclosure complaint and the court has appointed a receiver to collect rents on the Company’s behalf.
     A loan totaling $2.2 million secured by commercial property was placed on nonaccrual status during 2008 due to inadequate cash flows to make the loan payments. During 2008 there were increased vacancies at the property securing the loan and a major tenant, a medical clinic, was unable to collect on Medicaid payments owed to it from the state and has become delinquent with rent payments. The loan is fully collateralized by the property securing the loan and no allocation of the allowance for loan and lease losses has been made to this loan. The Company is making efforts to enter into a restructuring and forbearance agreement with the borrower.
     A construction loan for $2.1 million was placed on nonaccrual status in 2008. The project is on a 4 unit luxury condominium building that has been substantially completed with 1 unit sold and closed and another unit under contract. The Company anticipates that the other 2 units will be sold in 2009 and that the Company will suffer no loss on the loan balance due.
     Loans secured by commercial real estate totaling $1.1 million were placed on nonaccrual status during 2008 as the borrowers experienced cash flow problems. At year-end 2008, the Company had $157,000 of its allowance for loan and lease losses allocated to these loans. The Company is expecting to foreclose on these properties during 2009.

     The Company has loans totaling $1.0 million to borrowers owning a landscaping/nursery business secured by commercial real estate that had been placed on nonaccrual status during 2007. The landscaping/nursery business has gone defunct. The Small Business Administration (“SBA”) has loans to the borrowers and there is the possibility that the SBA may buy out the Company’s position. The Company is well secured and expects to collect the loan balance through foreclosure efforts.
     Various other loans to several borrowers that total $4.2 million were on nonaccrual status at year-end 2008. Among these loans were real estate construction loans totaling $209,000, loans secured by 1-4 family residences totaling $1.9 million, commercial real estate loans totaling $1.4 million, home equity loans totaling $607,000 and commercial and installment loans totaling $30,000. At year-end 2008, the Company had $956,000 of its allowance for loan and lease losses allocated to these loans which are in various stages of collection.
     Impaired loans at December 31, 2008 totaled $43.8 million as compared with $10.7 million at year-end 2007 and $9.5 million at year-end 2006. The Company considers a loan impaired if it is probable that full principal and interest will not be collected within the contractual terms of the note. Impaired loans and leases are carried at the present value of expected cash flows discounted at the loan’s effective interest rate or at the fair value of the collateral, if the loan is collateral dependent. Nonaccrual and restructured loans are included as impaired. At year-end 2008, the Company had $7.1 million in real estate-construction loans considered to be impaired that were still accruing interest and up to date with their payments. It is probable that all payments on the $7.1 million in real estate-construction loans will not be received in accordance with the contractual agreements.
     Restructured loans are loans in which the Company allows the borrower to enter into a change in the original loan terms to assist the borrower in working out noted deficiencies in cash flows and collateral. At year-end 2008 and 2007, the Company had no restructured loans as compared with $1.5 million at December 31, 2006.
     At December 31, 2008, Table 7 shows that the Company had $442,000 in loans that were 90 days past due and still accruing interest compared with $1.2 million at year-end 2007. These loans, at year-end 2008 and 2007, were fully secured and in the process of collection.
     Another component of nonperforming assets is other real estate owned, consisting of assets acquired through loan foreclosure and repossession. At December 31, 2008, other real estate owned totaled $10.6 million as compared with $2.9 million at December 31, 2007 and $3.0 million at December 31, 2006. The fair value of other real estate owned is reviewed by management at least quarterly to help ensure the reasonableness of its carrying value, which is the lower of cost or the fair value less estimated selling costs.
     During 2008, $7.5 million in loans were transferred from loans into other real estate owned as the Company received title to the properties securing the nonperforming loans.
     NorProperties, Inc. was formed during 2008 to manage and dispose of the Company’s nonperforming assets including other real estate owned.
     The largest property transferred into other real estate during 2008 is a 13,800-square-foot luxury home in nearby Lake Forest, Illinois on 7.3 acres that the Company is carrying at $5.9 million. The home had been renovated by the borrowers who had been unable to sell the property. The Company is actively marketing the property.
     Three homes having a combined carrying value of $1.6 million were transferred into other real estate owed in 2008. The Company is attempting to sell these properties.

     Two other modest homes were taken into other real estate owned through foreclosure in 2008 that together total $189,000. One of the properties is rented. The Company is actively attempting to sell these properties.
     At year-end 2008 the Company was carrying $1.2 million as other real estate owned on a property consisting of a two story office building in Waukegan, Illinois that had been transferred to other real estate owned in 2004. The Company has listed the property with a realtor who specializes in selling commercial properties.
     On December 31, 2008, the Company had one piece of property carried at $2.0 million as other real estate owned that was acquired by the Bank through the receipt of a deed in lieu of foreclosure in 1987. The parcel consists of approximately 525,000 square feet of land overlooking Lake Michigan in Waukegan, Illinois. During 2002, the Bank formed Northern States Community Development Corporation (“NSCDC”), a subsidiary of the Bank. NSCDC assets consist of cash and this parcel of other real estate owned. This subsidiary was formed for the purpose of developing and selling this parcel as part of the City of Waukegan’s lakefront development plans.
     This property is a former commercial/industrial site and environmental remediation costs may be incurred in disposing of this property. During the fourth quarter of 2008, the Company had an independent environmental consultant update its opinion as to estimated environmental remediation costs with this property. This updated report estimated that there were remaining costs of $259,000 to achieve acceptable levels of contaminants for commercial/industrial or restricted residential land use and to prevent migration of contaminants to adjoining off-site properties and Lake Michigan. The estimated remediation costs had declined from $1.6 million at year-end 2007 as the Company has made environmental improvements to the property of $281,000 during 2008 that increased the carrying value of the property by that amount. During 2008, the Company also entered into an agreement with a contractor that provides for low-cost delivery and grading of clean soil to the site for surface capping purposes. No determination has yet been made as to the ultimate end use of the property, which would need to be approved by the City of Waukegan as part of its Lakefront Downtown Master Plan. The appraised value of the property supports the Bank’s carrying value plus the estimated remediation costs and, as such, at this time no liability has been recorded for these estimated environmental remediation costs.
     There were no sales of other real estate owned in 2008. During 2007, the Company sold one property carried as other real estate owned consisting of a vacant parcel valued at $126,000 at December 31, 2006. The Company received proceeds from the sale of $118,000 and booked a loss of $8,000 on the transaction.
     The Company reviews the value of its other real estate owned quarterly and receives updated appraisals on the properties at least annually. During 2008, the appraisals showed that three of the properties had a slight decline in their value and the Company put through an expense of $44,000 to write down its other real estate owned to its fair value less estimated selling costs.
     Management continues to emphasize the early identification of loan related problems. Management is not currently aware of any other significant loan, group of loans, or segment of the loan portfolio not included in the discussion above as to which there are serious doubts as to the ability of the borrower(s) to comply with the present loan payment terms.
     There were no other interest earning assets at December 31, 2008 that are required to be disclosed as nonperforming.

Table 7 — Nonperforming Assets

($ 000s)
December 31,	2008	2007	2006	2005	2004

Loans and leases:
Nonaccrual status	$36,624	$10,752	$8,064	$21,554	$19,131
90 days or more past due, still accruing	442	1,230	118	358	343

Total nonperforming loans and leases	37,066	11,982	8,182	21,912	19,474
Other real estate owned	10,575	2,857	2,983	4,431	4,802

Total nonperforming assets	$47,641	$14,839	$11,165	$26,343	$24,276

Nonperforming loans and leases as a percentage of total loans and leases, net of unearned income and deferred loan fees	7.71%	2.75%	2.19%	5.47%	4.40%
Nonperforming assets as a percentage of total assets	7.44	2.33	1.57	3.65	3.24
Nonperforming loans and leases as a percentage of the allowance for loan and lease losses	356.34	260.14	114.24	206.37	249.28

Notes:
     Loans and leases are placed in nonaccrual status when they are 90 days past due, unless they are fully secured and in the process of collection.
     Impaired Loans — At December 31, 2008, 2007, 2006, 2005 and 2004 impaired loans totaled $43,756,000, $10,742,000, $9,500,000, $32,054,000 and $29,887,000, respectively, and included nonaccrual loans. At December 31, 2008 impaired loans included $7,132,000 of accruing loans that it is probable that all payments will not be received in accordance with the contractual agreements. At December 31, 2006, 2005, and 2004 impaired loans included $1,477,000, $10,533,000, and $10,763,000, respectively, of restructured loans.

PROVISION FOR LOAN AND LEASE LOSSES
     A provision is credited to an allowance for loan and lease losses, which is maintained at a level considered by management to be adequate to absorb loan losses. For purposes of this discussion, when loans are mentioned it should be taken to include leases unless specified otherwise. The adequacy of the loan and lease loss allowance is analyzed at least quarterly. Factors considered in assessing the adequacy of the allowance include: changes in the type and volume of the loan portfolio; review of the larger credits within the Company; historical loss experience; current economic trends and conditions; review of the present value of expected cash flows and fair value of collateral on impaired loans; loan growth; and other factors management deems appropriate.
     The methodology used by the Company to allocate the allowance begins by internally rating the risk of loss on the loans. Poorly rated loans that are impaired, past due or have known factors making future payments uncertain are individually reviewed. An allocation is made for each individual loan based on the present value of expected cash flows discounted at the loan’s effective interest rate or on the fair value of the collateral, if the loan is collateral dependent. In cases where the present value of expected cash flows or the fair value of the collateral is greater than the loan balance, a specific allocation is not required.
     Those loans rated satisfactory have an allocation made to the allowance using a percentage based on the 3-year average losses on loans of a similar type. This differs from a 5-year average used in past years as the 2008 losses recognized were significantly higher and a 3-year average was considered to be more indicative of current operating conditions than the 5-year average. Allocations to the allowance may be adjusted based on an analysis of economic conditions or trends. In the Company’s market area, one of the major industries is the pharmaceutical industry as evidenced by Abbott Laboratories and Baxter Healthcare. A future major negative shift in this industry could possibly impact our loan portfolio and could require additional allocations of the allowance. Economic factors and general reductions to real estate prices affecting collateral are also considered in this analysis. In years prior to 2005, management considered the unallocated portion of the allowance necessary to allow for inherent subjective reserves that are needed based on general economic and specific economic factors as well as trends in the loan portfolio. During 2005, management included the subjective portion of the allowance as a part of the allocation process to the respective loan categories. Management does not deem this process to be a change in methodology, but rather a refinement in their loan loss calculation.
     As shown in Table 8, “Analysis of the Allowance for Loan and Lease Losses”, during 2008 there were net charge-offs of $7.9 million compared with $2.6 million in 2007 and $3.5 million in 2006. The net charge-offs for 2008 increased significantly and included the charge-off of a loan for $1.7 million for the construction of 145 condominiums in Texas. The Company is a participant to a larger loan and charged-off its $1.7 million portion as structural problems with the condominium building make it uncertain whether the building will be completed. Additional charge-offs during 2008 were $2.7 million on an unsecured commercial loan where the business and borrowers became insolvent. The Company is attempting to sell the assets of the business to recover a portion of the amount charged-off. The amount of $1.9 million was charged-off on another loan secured by a luxury home on 7.3 acres in Lake County, Illinois when the title was received for the property and the property was transferred to other real estate owned. The charge-off was necessary to bring the carrying value of the other real estate owned to the appraised value less estimated selling expenses. In addition, the amount of $1.5 million was charged off on a home equity loan secured by a luxury home as the equity in the home was reduced due to declining real estate values.
     Table 8 also indicates the types of loans charged-off and recovered for the five years from 2004 through 2008 as well as each year’s provision. The table shows that the largest loan charge-offs during those years were in 2008.

     The Company’s allocation of the allowance for loan losses is illustrated in Table 9, “Allocation of the Allowance for Loan and Lease Losses”. Table 9 shows the amount of $4.2 million allocated to real estate-commercial loans of which includes $1.6 million allocated to impaired real estate-commercial loans. Table 9 also shows $2.4 million allocated to commercial loans, as the past charge-off history has been higher with this category of loan. The amounts allocated to real estate-construction loans at year-end 2008 was $1.2 million and to real estate- mortgage 1-4 family loans was $1.4 million. Both of these allocations were significantly higher than at year-end 2007. During 2008 the Company increased its allocation for economic conditions due to problems with the declining real estate market.
     It should be noted that negative changes to the collateral value or events that may disrupt the borrowers’ expected cash flows might require an increase to the provision. Larger allocations of the allowance for loan and lease losses might be required for those loans affected.
     Based upon management’s analysis, the allowance for loan and lease losses at December 31, 2008 was adequate to cover probable incurred loan losses.
Table 8 — Analysis of the Allowance for Loan and Lease Losses

($ 000s)
Years ended December 31,	2008	2007	2006	2005	2004

Balance at beginning of year	$4,606	$7,162	$10,618	$7,812	$4,383
Additions due to acquisition	0	0	0	0	805
Charge-offs:
Commercial	(2,788)	(265)	(2,145)	(132)	(1,536)
Real estate-construction	(1,682)	(10)	(0)	(54)	(0)
Real estate-mortgage 1-4 family	(2,045)	(0)	(0)	(112)	(9)
Real estate-mortgage 5+ family	(0)	(0)	(0)	(0)	(0)
Real estate-mortgage commercial	(0)	(349)	(1,391)	(487)	(75)
Home equity	(1,540)	(0)	(0)	(0)	(0)
Leases	(0)	(2,000)	(0)	(0)	(300)
Installment	(65)	(69)	(31)	(39)	(112)

Total charge-offs	(8,120)	(2,693)	(3,567)	(824)	(2,032)
Recoveries
Commercial	216	7	75	199	19
Real estate-construction	0	0	0	0	0
Real estate-mortgage 1-4 family	33	0	30	0	0
Real estate-mortgage 5+ family	0	0	0	0	0
Real estate-mortgage commercial	0	34	0	0	0
Home equity	2	0	0	0	0
Leases	0	0	0	0	5
Installment	2	15	6	3	7

Total recoveries	253	56	111	202	31

Net charge-offs	(7,867)	(2,637)	(3,456)	(622)	(2,001)

Additions charged to operations	13,663	81	0	3,428	4,625

Balance at end of year	$10,402	$4,606	$7,162	$10,618	$7,812

Allowance as a % of total loans and leases net of unearned income and deferred loan fees	2.16%	1.06%	1.92%	2.65%	1.77%

Net charge-offs during during the year to average loans and leases outstanding during the year	1.67%	0.68%	0.89%	0.15%	0.46%

Table 9 — Allocation of the Allowance for Loan and Lease Losses

	2008		2007		2006		2005		2004

		Percent		Percent		Percent		Percent		Percent
		of loans		of loans		of loans		of loans		of loans
		in each		in each		in each		in each		in each
		category		category		category		category		category
($ 000s)		to total		to total		to total		to total		to total
December 31,	Amount	loans	Amount	loans	Amount	loans	Amount	loans	Amount	loans

Commercial	$2,390	11.32%	$1,314	12.78%	$2,481	12.67%	$3,911	14.66%	$1,613	11.46%
Real estate-construction	1,178	11.98	325	11.70	214	12.51	293	10.61	102	9.67
Real estate-mortgage 1-4 family	1,382	9.82	347	12.05	276	9.72	114	9.51	48	9.76
Real estate-mortgage +5 family	817	11.49	322	12.19	171	10.35	50	7.34	15	7.77
Real estate-mortgage commercial	4,198	48.76	2,047	43.77	1,787	45.20	3,723	46.18	1,349	48.83
Home equity	367	5.57	148	5.64	117	6.93	45	7.78	10	7.80
Leases	9	0.49	43	1.08	2,043	1.47	2,409	2.64	3,059	2.83
Installment	61	0.57	60	0.79	73	1.15	73	1.28	117	1.88
Unallocated	0	NA	0	NA	0	NA	0	NA	1,499	NA

Total	$10,402	100.00%	$4,606	100.00%	$7,162	100.00%	$10,618	100.00%	$7,812	100.00%

NONINTEREST INCOME
     Noninterest income totaled a negative $6,045,000 in 2008, decreasing $11,083,000 compared with $5,038,000 of noninterest income generated in 2007. The Company generates noninterest income from service charges and fees assessed on deposit accounts, from trust operations and mortgage banking activities. It also recognizes as noninterest income gains or losses from sales of securities and other real estate owned and impairment losses on securities. Other operating income consists of miscellaneous fees from loans, mortgage banking activities, deposit box rental and ATM and debit card transactions.
     Noninterest income decreased in 2008 primarily from recognizing a $10.5 million impairment loss on securities. During 2008, the Company recognized an impairment loss on securities of $8.5 million on other bonds consisting of Collateralized Debt Obligations (CDOs). The loss on the CDOs was due to impairment caused by defaults and deferral of payments by the financial institutions and insurance companies that issued the debt underlying the securities. The Company also recognized an impairment loss of $2.0 million of Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) preferred stock that the Company had purchased in early 2008. This preferred stock became other than temporarily impaired when the U.S. Treasury took over FNMA and FHLMC during the third quarter of 2008, suspended dividend payments and began to restructure these entities.
     Service fees on deposits also declined $276,000 to $2.6 million for 2008 as compared with $2.8 million in 2007. Overdraft fee income declined $325,000 in 2008 as many overdrawn accounts were closed. Retail account service charges declined in 2008 by $63,000 as the Company lowered service charges to be competitive with other financial institutions. Commercial account service charges increased $138,000 as the earnings credit rate used to offset commercial services dropped as the prime rate dropped. The Company also instituted higher service charges for money service businesses having commercial accounts at the Bank.
     Other operating income also declined in 2008, decreasing $318,000 from 2007. The Company’s mortgage banking area takes home loan applications and earns fee income from other financial institutions that fund the mortgages. During 2008, fees earned by the mortgage banking area declined $108,000 from 2007. Other income during 2008 was reduced compared with 2007; during 2007 the Company recognized a $148,000 one-time gain from the sale of its land trust area.
     Comparing 2007 to 2006 showed a decrease to noninterest income of $308,000 to $5,038,000 in 2007 compared with $5,346,000 in 2006. Noninterest income decreased as the Company experienced a loss of $8,000 on the sale of other real estate in 2007 compared with gains on sales of other real estate owned of $613,000 in 2006. Offsetting some of this difference was increased deposit service fee income during 2007 that was $306,000 greater than that earned in 2006, attributable to increased overdraft fee income.

NONINTEREST EXPENSES
     In 2008, total noninterest expenses were $16.9 million, increasing by $99,000 from 2007 or 0.6%. As a percent of average assets, noninterest expenses were 2.60% in 2008, 2.52% in 2007 compared to 2.45% in 2006.
     The efficiency ratio, noninterest expenses divided by the sum of net interest income and noninterest income, is frequently used as an indicator of how well a financial institution manages its noninterest expenses. A ratio of less than 50.0% is often used as a benchmark for financial institutions in considering whether noninterest expenses are well-managed. The Company’s efficiency ratio was 112.6% in 2008, compared to 71.9% in 2007, and 81.3% in 2006. The Company’s efficiency ratio was impacted during 2008 by the impairment losses on securities of $10.5 million.
     During 2008, the Company was able to reduce its salaries and employee benefits expense by $518,000 or 6.02%. The Company accomplished this by reducing its number of full-time equivalent employees to 145 at year-end 2008 as compared to 166 at year-end 2007. Staffing levels and job functions were carefully analyzed in determining the reductions necessary.
     In 2008, occupancy and equipment expenses increased $124,000 or 5.4% due to increased maintenance expenses for the building and real estate taxes. During 2008, the Company completed the remodeling and updating of its buildings and in 2009 depreciation expense is expected to increase as a result.
     Data processing expenses increased $141,000 or 9.02% during 2008 as both ATM processing and data service bureau expenses increased. The 2009 data service bureau expenses are expected to increase as various billing credits will end during 2009.
     Audit and other professional expenses increased during 2008 by $118,000. The growth in this expense came as the Company began using an outside consultant for investment strategies during mid-year 2007 and during 2008 the Company recognized a full year of expenses for this purpose.
     Other operating expenses increased $263,000 or 13.8% in 2008 as compared with 2007. The Company’s FDIC insurance expense increased in 2008 by $161,000 and totaled $222,000 for the year as credits with the FDIC were depleted. Using FDIC insurance rates in effect at December 31, 2008, the Company estimates that FDIC insurance expense will be $400,000 in 2009. There are proposals at the FDIC to increase FDIC insurance rates in 2009 and, in addition, to have a one-time assessment. The one-time assessment under discussion could cost the Company from $500,000 to $1.0 million in 2009. Marketing expenses also increased $121,000 during 2008 as the Company is in the process of developing initiatives to increase core deposits.
     Comparing 2007 with 2006, noninterest expenses declined $473,000 or 2.7% in 2007 as compared with 2006. The largest cause of the decrease to noninterest expense was a reduction to salary and employee benefits of $303,000 in 2007 due to reductions in staff. Other operating expenses declined $228,000 in 2007 as FDIC insurance was reduced $95,000 due to improvement of the Bank’s rating with the FDIC. Components of other operating expenses that also declined were other real estate owned expenses that decreased $62,000 in 2007 due to the receipt of rent payments and miscellaneous employee expenses not considered salaries or employee benefits that decreased $40,000 in 2007 due to the reduction in staff.

FEDERAL AND STATE INCOME TAXES
     For the year ended December 31, 2008 the Company had a tax benefit of $6.3 million due to a net operating loss before taxes of $15.6 million. During the years ended December 31, 2007 and 2006, the Company had net income prior to taxes of $6.5 million and $4.0 million, respectively, and the provision for income taxes as a percentage of pretax earnings was 32.4% and 22.3%.
     The Company has pretax earnings of interest on U.S. Treasury and U.S. government-sponsored entity securities, which are nontaxable for state income tax purposes. During 2008, the state tax exempt interest from these securities was $1.3 million as compared with $7.2 million in 2007 and $8.2 million in 2006. The Company has reduced its portfolio of U.S. government-sponsored entity securities and consequently the interest earned on them has declined. This has been done as the Company has had net operating losses for state tax purposes that resulted in state tax credits. The Company must generate state taxable income to offset these net operating losses or the Company will need to reverse out these state tax credits. By lowering its levels of U.S. government-sponsored entity securities, the Company expects to offset the net operating loss carry forward before it expires in 2020.
     Qualified interest on loans to local political subdivisions and on qualified state and local political subdivision securities are nontaxable for federal income tax purposes. Interest earned on local political subdivision securities that were nontaxable for federal income tax purposes was $452,000 in 2008, $311,000 in 2007 and $235,000 in 2006. The Company may purchase qualified state and political subdivision securities from local governmental units in order to assist its local communities as well as for tax planning purposes. The Company also receives federal tax credits from its investment in a low income housing limited partnership.

Table 10 — Maturity or Repricing of Assets and Liabilities

		Subject to Repricing Within
		Immediate	90 Days	180 Days
($ 000s)		to	to	to	1 - 3	3 - 5	5 Years
December 31, 2008	Balances	90 Days	180 Days	365 Days	Years	Years	or Greater

Assets:
Interest bearing deposits in financial institutions	$242	$242	$0	$0	$0	$0	$0
Federal funds sold	7,518	7,518	0	0	0	0	0

Securities:
U.S. Treasury	1,024	0	0	0	1,024	0	0
U.S. government-sponsored entities	1,038	0	0	0	0	1,038	0
State & political subdivisions	11,987	235	40	1,995	3,394	555	5,768
Mortgage-backed securities (1)	83,055	0	157	0	0	0	82,898
Other bonds (2)	2,265	1,227	0	0	1,038	0	0
Equity securities (3)	5,582	5,582	0	0	0	0	0

Loans and leases:
Commercial	54,529	20,564	3,265	6,530	7,527	12,297	4,346
Real estate — construction	57,707	30,579	1,969	3,937	6,123	12,211	2,888
Real estate — mortgage 1-4 family	47,289	11,715	2,691	5,383	8,010	18,114	1,376
Real estate — mortgage 5+ family	55,302	13,040	2,691	5,382	13,852	13,196	7,141
Real estate — mortgage commercial	234,765	16,106	9,149	18,297	45,600	122,302	23,311
Home equity	26,826	16,831	0	0	9,734	261	0
Leases	2,352	732	0	0	547	1,073	0
Installment	2,745	348	94	187	1,296	665	155

Total Interest Earning Assets	$594,226	$124,719	$20,056	$41,711	$98,145	$181,712	$127,883

Liabilities:
NOW accounts	$42,783	$42,783	$0	$0	$0	$0	$0
Money market accounts	62,200	62,200	0	0	0	0	0
Savings	59,819	59,819	0	0	0	0	0
Time deposits, $100,000 and over	77,550	24,763	21,278	22,073	9,436	0	0
Time deposits, under $100,000	101,959	36,120	22,879	26,398	16,562	0	0
Time deposits, brokered	99,197	25,703	13,897	28,168	31,429	0	0
Securities sold under repurchase agreements	42,574	39,283	1,159	2,132	0	0	0
Federal Home Loan Bank term advance	20,000	20,000	0	0	0	0	0
Subordinated debentures	10,000	5,000	0	0	5,000	0	0

Total Interest Bearing Liabilities	$516,082	$315,671	$59,213	$78,771	$62,427	$0	$0

Excess Interest Earning Assets (Liabilities)		$(190,952)	$(39,157)	$(37,060)	$35,718	$181,712	$127,883
Cumulative Excess Interest Earning Assets (Liabilities)		(190,952)	(230,109)	(267,169)	(231,451)	(49,739)	78,144
Cumulative Interest Rate Sensitivity Ratio (4)		0.40	0.39	0.41	0.55	0.90	1.15

(1)	Mortgage-backed securities reflect the time horizon when these financial instruments are subject to rate change or maturity.

(2)	Other bonds reflect the time horizon when these financial instruments are subject to rate change or maturity.

(3)	Equity securities includes Federal Home Loan Bank (FHLB) stock.

(4)	Cumulative interest-earning assets divided by cumulative interest bearing liabilities.
     This table does not necessarily indicate the impact of general interest rate movements on the Company’s net interest income because the repricing of certain assets and liabilities is discretionary and is subject to competition and other pressures. As a result, assets and liabilities indicated as repricing within the same period may in fact reprice at different times and at different rate levels.

Table 11 — Time Deposits, $100,000 and over Maturity Schedule

		Greater than	Greater than
	Less than or	3 mos. and less	6 mos. and less
(000s)	equal to 3	than or equal	than or equal	Greater than
As of December 31, 2008	mos.	to 6 mos.	to 12 mos.	to 12 mos.	Total

Time deposits, $100,000 and over:
Retail deposits	$16,571	$11,491	$11,818	$8,469	$48,349
Corporate deposits	4,505	4,577	2,214	967	12,263
Public fund deposits	3,687	5,210	8,041	0	16,938

Total time deposits, $100,000 and over	$24,763	$21,278	$22,073	$9,436	$77,550

Notes:
     The Company has no foreign banking offices or deposits.

CASH FLOWS AND LIQUIDITY
     The statement of cash flows shows the sources and uses of cash to the Company. The three major activities of the Company that create cash flows are operating, investing and financing.
     Cash flows from operating activities come primarily from net income, which is adjusted to a cash basis. Net cash from operating activities in 2008 was above the Company’s net loss by $16.7 million primarily due to provisions for loan and lease losses of $13.7 million and impairment write-down on investment securities of $10.5 million. Net cash activities from operating activities in 2007 were above net income by $2.5 million due to a decrease to interest receivable of $1.2 million and to decreases to other assets of $1.1 million. In 2006, cash flows from operating activities were below net income by $365,000 mainly due to net gains on sales of other real estate owned of $613,000.
     Major cash flow investing activities are for funding loans and purchasing securities available for sale. There were net cash outflows of $21.1 million for investing activities during 2008 as loans were funded for $60.7 million and securities totaling $67.4 million were purchased. These outflows were offset by maturities and sales of securities that created incoming cash flows of $108.9 million.
     During 2007, net inflows of cash from investing activities were $63.8 million and $14.9 million in 2006. During 2007, the maturities and calls of investment securities created incoming cash flows of $247.3 million from which $118.5 was used to purchase new investment securities as the Company’s investment securities were reduced. During 2007, outgoing cash flows of $64.7 million were used to fund loan growth. Investing cash inflows during 2006 occurred as loans were paid down by $20.9 million. Some of the 2006 cash inflows were partially offset by the net purchases of investment securities less maturities that caused net cash outflows of $10.8 million in 2006.
     Primary financing activities of the Company that create cash flows are in the areas of deposits, repurchase agreements, borrowings, payment of dividends and the purchase of treasury stock. The Company had net incoming cash flows of $11.9 million during 2008 from financing activities as it had net increases in Federal Home Loan Bank advances of $20.0 million for liquidity purposes and increases to deposits of $19.9 million. These cash inflows were partially offset by cash outflows of $24.2 million as securities sold under repurchase agreements and other short-term borrowings declined during 2008.
     Total cash outflows in 2007 for financing activities were $77.1 million as the Company restructured its balance sheet to increase its net interest income. As part of the restructuring, the Company lowered its levels of deposit, repurchase agreements and borrowings. Outgoing cash of $41.6 million was used to lower deposits and $20.0 million was used to reduce repurchase agreements. Net changes to Federal Home Loan Bank advances caused an $11.5 million outflow of cash in 2007.
     During 2006, outgoing cash flows from financing activities were $17.3 million as loans decreased and deposits were not needed to fund those loans. As such, there were outgoing cash flows for deposits of $31.9 million. The Company increased its liquidity during 2006 by borrowing $5.0 million at the Federal Home Loan Bank and increasing repurchase agreements by $13.7 million.
     The timing of these cash flows do not always match and the Company must use liquidity management to provide funds to fill the gaps in these timing differences. Liquidity management at the Bank involves the ability to meet the daily cash flow requirements of depositors wanting to withdraw funds and borrowers’ need for credit.
     The Company’s liquidity is measured by the ability to raise funds through deposits, borrowed funds, capital or cash flow from the repayment or maturities of loans and securities available for sale and net profits. Liquidity is primarily managed through the growth of deposits and by liquid assets such as cash and due from banks less any reserve requirements, securities available for sale less any pledged securities and federal funds sold. Asset and liability management is the process of managing the balance sheet to achieve a mix of earning assets and liabilities in such a way that achieves an interest rate risk profile acceptable to management and assists in achieving a desired level of profitability. An important part of the overall asset and liability management process is providing adequate liquidity.
     Liquid assets at the Bank were $46.8 million at December 31, 2008, as compared with $46.5 million at December 31, 2007. Liquid assets consist of cash and due from banks, federal funds sold, interest bearing deposits in financial institutions-maturities less than 90 days and unpledged securities available for sale less reserve requirements. Management reviews the liquidity ratio of the Bank at least weekly. The liquidity ratio is the net liquid assets divided by net deposits and short-term liabilities. At December 31, 2008, this ratio at the Bank was 9.5%, slightly below management’s internal policy guidelines.
     The Company primarily uses federal funds sold, interest bearing deposits in banks and securities available for sale, particularly those of shorter maturities, as principal sources of liquidity. Federal funds sold at December 31, 2008 were $7.5 million as compared with $9.2 million at December 31, 2007. The Company classifies all of its securities as available for sale, which increases the Company’s flexibility in that the Company can use its unpledged securities to meet liquidity requirements by increasing its repurchase agreement balances or by selling the unpledged securities. At year-end 2008, the Company had securities available for sale carried at $103.2 million of which $72.0 million was pledged to secure public deposits and repurchase agreements Securities available for sale totaled $153.3 million at year-end 2007 of which $125.3 million was pledged.
     The Company can sell unpledged securities for liquidity purposes prior to their maturity date. During 2008, the Company sold $8.2 million of securities available for sale for liquidity purposes and recognized a gain from the sale of $40,000. Liquidity is also made available from scheduled maturities of securities. At December 31, 2008, the Company has $6.1 million of securities that either mature in 2009 or are equity securities that can be sold to provide liquidity.
     Other sources of liquidity available to the Company are deposits and borrowings. Brokered deposits are a source of liquidity for the Company. Brokered deposits are time deposits placed by a broker from depositors outside of the Company’s geographic area. The Company normally offers time deposit rates for brokered time deposits that are 10 to 15 basis points greater than rates offered to local depositors. During 2008, brokered time deposits provided liquidity to the Company as brokered time deposits increased to $99.2 million at year-end 2008 as compared with $43.8 million at year-end 2007.
     Another short-term source of funds to the Company consists of securities sold under repurchase agreements that amounted to $42.6 million and $66.8 million at December 31, 2008 and 2007, respectively. At December 31, 2008, all repurchase agreements mature or reprice within one year. Securities sold under repurchase agreements are offered through either an overnight repurchase agreement product or a term product with maturities from seven days to one year.
     To help ensure the ability to meet its funding needs, including any unexpected strain on liquidity, at December 31, 2008, the Company had $45.0 million available through arrangements that allowed the Company to purchase federal funds from three independent banks. Subsequent to year-end 2008, the Company received notification from one of the independent banks that it would be cancelling the $25.0 million federal funds line as that bank is concentrating on its retail business. This development reduced the Company’s federal funds lines from independent banks to $20.0 million.
     During 2008, the Company received approval from the Federal Reserve Bank that would allow the Company to borrow at the Federal Reserve Bank’s discount window up to $36.4 million. The Company has pledged $48.0 million of its commercial loans for this line of credit.

     Another source of liquidity is that, at December 31, 2008, the Company had the ability to borrow $15.3 million at the Federal Home Loan Bank of Chicago in addition to the $20.0 million outstanding Federal Home Loan Bank advances carried on the Company’s books at December 31, 2008. Subsequent to December 31, 2008, the Company took out another $10.0 million advance from the Federal Home Loan Bank of Chicago for liquidity purposes, lowering the remaining amount available to $5.3 million. This arrangement is based on the Company’s pledging of $40.1 million of its portfolio of real estate-mortgage1-4 family residential loans and $26.2 million of its home equity loans at year-end 2008.
     In late 2008, the Company applied with the United States Department of the Treasury (“Treasury Department”) to participate in the Troubled Asset Relief Program (“TARP”) Capital Purchase Program. During January 2009, the Company received approval from the Treasury Department for the TARP funds in the amount of $17.2 million and these funds were received by the Company in February 2009. These funds provide additional liquidity to the Company.
     In 2009, the Company is considering having its Bank subsidiary participate in the FDIC’s Temporary Liquidity Guarantee Program (“TLGP”) in which the Bank would be able to borrow approximately $10.0 million that would be guaranteed by the FDIC. If the Bank would borrow through this program, the Bank would pay an additional 100 basis points on the borrowing that would go to the FDIC for payment of their guarantee.
DEPOSITS
     The Bank as a commercial banking company provides traditional deposit banking services to retail, corporate and public entities. These include demand deposit checking accounts, NOW, money market, savings and time deposit accounts. The deposit function solidifies the Bank’s identity to the communities it serves and provides the foundation for future growth.
     During 2008, there was concern about the nation’s banking system due to economic conditions. In order to calm concerns, the FDIC temporarily increased deposit insurance to $250,000 from $100,000 until December 31, 2009. The FDIC also temporarily guaranteed all noninterest bearing deposits and NOW accounts earning less than 0.50%.
     At year-end 2008, the Bank’s deposits totaled $500.8 million, an increase of $19.8 million or 4.1% from year-end 2007 deposit totals of $481.0 million. The increase in deposits was from growth from brokered time deposits that increased $55.4 million to $99.2 million, or 19.8% of total deposits at year-end 2008 as compared with $43.8 million, or 9.1% of total deposits at year-end 2007. During 2008, the Bank’s other deposit products decreased a combined $35.6 million.
     Retail deposits totaled $306.8 million at December 31, 2008, compared with $321.7 million at year-end 2007 declining $14.9 million in 2008. The decline mainly resulted from decreases of $7.1 million in higher costing retail time deposits, $100,000 or greater, $2.8 million in retail time deposits, under $100,000, $3.5 million in retail money market accounts and $1.4 million in retail savings accounts. Retail deposits as a percentage of total deposits were approximately 61% at year-end 2008 as compared with 67% at year-end 2007 and 65% at year-end 2006. The retail deposit decline is due in part from the bad economic conditions as customers drew on their accounts to supplement reductions to their income and also is in part from competition for deposit rates, especially with the time deposit products.
     Much of the Bank’s loan portfolio is to commercial customers and the Bank seeks to provide these commercial loan customers with deposit products. Commercial deposits totaled $62.6 million at December 31, 2008, decreasing $4.8 million from year-end 2007. A majority of the decrease in commercial deposits during 2008 came from decreases to commercial time deposits, $100,000 or greater, that were $3.9 million less at year-end 2008 as compared with levels at year-end 2007. The decrease is attributable to lower rates offered by the Bank as well as commercial depositors needing funds for business purposes due to the poor economy. Commercial deposits as a percentage of total deposits were approximately 13% at year-end 2008 as compared with 14% at year-end 2007.
     The Bank’s main office and two of its branches are located in the local county seat and the Bank has traditionally had deposit relationships with local public entities. Public deposits have decreased $15.5 million to $30.8 million at year-end 2008 as compared with $46.3 million at year-end 2007 after decreasing $10.2 million from $56.5 million at year-end 2006. Public deposit balances decreased in 2008 due to the Bank decreasing its rates on deposits. As the Bank must often pledge securities for public entities, the reduction to public deposits has lessened the Bank’s pledged security requirements.
     During 2008, the Bank, to reduce interest expense, attempted to price its deposit product rates at the midpoint of the market. This strategy was successful in that Table 1 shows that time deposit rates in 2008 averaged 3.90%, decreasing 91 basis points from 4.81% in 2007. The Company’s total cost for interest bearing liabilities averaged 2.68%, decreasing 110 basis points from 3.78% in 2007. Although net interest income increased during 2008, this strategy contributed to the 2008 decrease in retail, commercial and public deposits.
     To offset these decreases to deposits, the Bank increased its brokered time deposits during 2008. At year-end 2008, brokered time deposits totaled $99.2 million, increasing $55.4 million from $43.8 million at year-end 2007. During 2008, the Company began to offer CDARS time deposits that are considered brokered time deposits. The CDARS program allows customers with time deposits of $100,000 or greater to increase their FDIC insurance coverage over the FDIC limits in that the Bank trades portions of the customers’ time deposits with other independent financial institutions across the country. The effect is that it allows large time deposit customers to have their entire time deposits to be fully FDIC insured. At year-end 2008 the Company had $9.6 million of CDARS brokered time deposits and $89.6 million of regular brokered time deposits.
     Core deposits are those retail and commercial demand, NOW, money market and savings accounts that have generally lower interest costs and are considered more stable. Core deposit growth had been one of the Bank’s goals for 2008 with the Bank achieving mixed results. Total core deposits at year-end 2008 totaled $207.1 million, decreasing $5.9 million from $213.0 million at year-end 2007. Core NOW and savings accounts declined $1.2 million and $1.6 million, respectively at year-end 2008 compared with year-end 2007. Retail money market accounts declined $3.5 million during 2008, while commercial money market accounts increased $2.9 million. Retail demand accounts increased $284,000 during 2008, while commercial demand accounts declined $2.8 million. A positive development was growth in the number of retail demand accounts that totaled 5,963 at December 31, 2008, increasing 547 accounts from 5,416 accounts at December 31, 2007.
     Core deposit growth continues to be a goal of the Bank in 2009. During the first quarter of 2009, the Bank is planning to unveil its new “High Yield” checking account product in order to increase its retail core deposits. The Bank will initially pay a rate of interest of 4.50% on the first $25,000 in the account and reduce ATM charges to the account. In order to qualify for the account the customer must on a monthly basis have at least 10 point of sale signature-based transactions, an ACH credit or debit and receive electronic statement delivery.
     Besides the new “High Yield” checking account product, the Bank expects other efforts to assist in achieving its goal of increasing core deposits. Increased marketing and employee incentives will be part of these efforts. The Bank believes that its network of 8 branches, 8 ATMs, internet banking, debit cards and telephone banking will assist with attracting core deposits. The Bank’s participation in the “Directo a Mexico” program, a joint initiative with the U.S. Federal Reserve Banks and Banco de Mexico, allows Bank customers to send money to Mexico conveniently, safely and at a much lower cost. By better servicing the local Hispanic community, the Bank believes it will increase core deposits from this market.

     The Company had related party deposits totaling $11.7 million at December 31, 2008. The deposits from related parties were issued at the same terms and conditions that were offered to other customers.
SECURITIES SOLD UNDER REPURCHASE AGREEMENTS
AND OTHER SHORT-TERM BORROWINGS
     Securities sold under repurchase agreements (repurchase agreements) and other short-term borrowings during 2008 have continued to be an alternative to time deposits as a source of funds. The Company offers repurchase agreements with a term product and an overnight product in which customers may invest their excess funds. At December 31, 2008, the Company had balances of $42.5 million made up of repurchase agreements of securities where the securities had a carrying value of $43.7 million.
     Most municipalities, other public entities and some other organizations require that their funds are insured or collateralized. Commercial depositors also find the collateralization of repurchase agreements attractive as an alternative to time deposits. Repurchase agreements provide a source of funds and do not increase the Company’s reserve requirements with the Federal Reserve Bank or create an expense relating to FDIC insurance. Management expects to continue to offer repurchase agreements as an alternative to time deposits in the future.
     The Company experienced a $24.2 million decrease in its repurchase agreements at year-end 2008 compared with year-end 2007 after a $20.0 million decrease at year-end 2007 as compared with year-end 2006. The decline in 2008 was primarily the result of one customer who closed their repurchase agreements totaling $20.0 million. At year-end 2008, the Company had repurchase agreements issued to one customer totaling $10.5 million that are in the overnight repurchase agreement product. Repurchase agreements issued to related parties of the Company totaled $4.8 million at December 31, 2008. The repurchase agreements to related parties were issued at the same terms and conditions that were offered to other customers.
     During the first quarter of 2009, the Company is able to borrow up to $20.0 million in combined federal funds purchased for liquidity purposes from two money center banks with which the Bank has correspondent relationships. The Company also has the ability to borrow at the Federal Reserve discount window in the amount of $36.4 million. The Company’s borrowings in federal funds purchased averaged $4.4 million in 2008, $1.2 million in 2007 and $878,000 in 2006.
     At year-end 2008, the Company had borrowings of $20.0 million from the Federal Home Loan Bank of Chicago compared with no Federal Home Loan Bank term advances at year-end 2007. Subsequent to year-end 2008, the Company borrowed an additional $10.0 million in Federal Home Loan Bank advances bringing borrowings from this source to $30.0 million with $5.3 million remaining as available to be drawn on. The Company’s Federal Home Loan Bank term advance borrowings averaged $19.9 million in 2008, $4.8 million in 2007 and $6.5 million in 2006.

Table 12 — Securities Sold Under Repurchase Agreements

($ 000s)
At or for the Year Ended December 31,	2008	2007	2006

Balance at end of year	$42,574	$66,797	$86,775
Weighted average interest rate at end of year	1.71%	3.45%	5.06%
Maximum amount outstanding	$74,767	$81,112	$86,775
Average daily balance outstanding during the year	48,724	74,393	69,852
Weighted average interest rate during the year	2.03%	4.56%	4.63%
Table 13 — Capital Standards
($ 000s)
As of December 31, 2008

Qualifying for Tier I Capital:

Common stock	$1,789
Additional paid-in capital	11,584
Retained earnings	56,082
Treasury stock, at cost	(9,280)
Net unrealized loss on equity securities available for sale	(41)

Trust preferred securities	10,000
Less-Intangible assets	(10,448)

Total Qualifying for Tier I Capital	$59,686

Risk-based Assets	Total	Risk-based

Zero percent risk weighting	$7,829	$0
Twenty percent risk weighting	73,108	14,622
Fifty percent risk weighting	72,783	36,392
One hundred percent risk weighting(1)	517,584	517,584

Total Risk-weighted Assets	$671,304	$568,598

(1)	Includes off-balance sheet items

Qualifying for Tier II Capital:

Total Qualifying Tier 1 Capital	$59,686
Allowance for loan losses-qualifying portion	7,148

Total Qualifying for Tier II Capital	$66,834

Total Average Net Fourth Quarter Assets	$660,183

Minimum Capital Requirements	$	%

Tier I Capital to Net Average Fourth Quarter Assets
Required	$26,407	4.00%
Actual	59,686	9.04

Capital to Risk-based Assets:
Tier I:
Required	$22,744	4.00%
Actual	59,686	10.50
Tier II:
Required	$45,488	8.00%
Actual	66,834	11.75

CAPITAL RESOURCES
     Capital is important to the Company as it provides a basis for future growth and it provides a base to absorb any financial setbacks that might be encountered. Regulatory agencies have developed minimum guidelines by which the adequacy of a financial institution’s capital may be evaluated. At December 31, 2008, the Company’s capital ratios exceeded regulatory minimum guidelines in all respects.
     Regulatory capital guidelines require that the amount of capital increase with the amount of risk inherent in a company’s balance sheet and off-balance sheet exposures. Minimum capital requirements for Tier I capital to average assets and Tier I capital to risk weighted assets are that they must both be above 4.00%. As shown in Table 13, at December 31, 2008, the Company’s Tier I capital to average assets was at 9.04% and Tier I capital to risk weighted assets was at 10.50%. The requirements are that Tier II capital must be a minimum of 8.00% of risk adjusted assets, while the Company’s capital for this ratio was 11.75% or more than 1.4 times the amount necessary. The Company believes its capital levels will remain greater than the minimum capital requirements for the foreseeable future.
     The capital of the Bank is above guidelines for capital adequacy purposes required to be “well capitalized” under prompt corrective action regulations. At December 31, 2008, the Bank’s Tier I capital to average assets was 7.70% as opposed to the regulatory 5.00% to be “well capitalized”. The Bank’s Tier I capital to risk weighted assets was 9.19% at year-end 2008 as compared with the regulatory 6.00% to be “well capitalized”. Tier II capital to risk weighted assets for the Bank at December 31, 2008 was 10.45%, above the regulatory 10.00% to be considered “well capitalized”.
     During January 2009, the Company’s stockholders approved an amendment to the Certificate of Incorporation allowing the Company to issue preferred stock. This was done in conjunction with the Company’s application in late 2008 with the Treasury Department to participate in the TARP Capital Purchase Program as the issuance of preferred stock by the Company is a requirement of the program. During January 2009, the Company received approval from the Treasury Department for the TARP funds in the amount of $17,211,000.
     On February 20, 2009, as part of the TARP Capital Purchase Program established by the Treasury Department under the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009 (“EESA”), the Company entered into a Letter Agreement and the Securities Purchase Agreement — Standard Terms attached thereto (the “Securities Purchase Agreement”) with the Treasury Department, pursuant to which the Company agreed to issue and sell, and the Treasury Department agreed to purchase, (i) 17,211 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Preferred Stock”) having a liquidation amount per share equal to $1,000, and (ii) a ten-year warrant (the “Warrant”) to purchase up to 584,084 shares of the Company’s common stock (the “Common Stock”), or 15% of the aggregate dollar amount of Preferred Stock purchased by the Treasury Department, at an exercise price of $4.42 per share, for an aggregate purchase price of $17,211,000 in cash. The Preferred Stock will pay cumulative dividends at a rate of 5% per year for the first five years, and 9% per year thereafter. The Company may buyback the preferred stock at anytime, subject to the approval of the Company’s primary regulator and the Treasury Department. Both the Preferred Stock and the Warrant will qualify as Tier 1 capital. The Company has the ability to downstream these funds to the Bank to further enhance the Bank’s capital.
     Pursuant to the terms of the TARP Capital Purchase Program (“CPP”), as long as any preferred stock issued under the CPP remains outstanding the Company is prohibited from increasing dividends on its common stock without the Treasury Department’s consent. No dividends may be paid on the Company’s common stock until all accrued and unpaid dividends on the preferred stock issued to the Treasury Department are paid. In paying dividends on its common stock, the Company must also consider net income generated as well as regulatory capital adequacy requirements.

     During the first half of 2008, the Company repurchased 105,850 shares of its stock for $2,078,000 at an average cost per share of $19.63. The purchases of these shares complete the Company’s Stock Repurchase Program and these shares are carried as treasury stock at cost.
CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS
     The Company has contractual obligations that may not appear on the balance sheet. The largest of these off-balance sheet obligations is a commitment to make loans or extend credit through standby letters of credit. At year-end 2008, the Company had commitments to make loans of $83.4 million as compared with $136.7 million at year-end 2007. Letters of credit totaled $7.8 million at December 31, 2008, as compared with $10.7 million at December 31, 2007. Many of these commitments expire without being used. Table 14 presents the Company’s significant fixed and determinable contractual obligations by payment date. The payment amounts in Table 14 represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts or similar carrying amount adjustments.
Table 14 — Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

		Greater than	Greater than
		1 yr. and	3 yrs. and
		less than or	less than or	Greater
($ 000s)	One year	equal to	equal to	than
As of December 31, 2008	or less	3 yrs.	5 yrs.	5 yrs.	Total

Long-term debt
Subordinated debentures	$0	$0	$0	$10,000	$10,000
Time deposits	221,279	57,427	0	0	278,706

Other contractual obligations
Standby letters of credit	7,800	0	0	0	7,800
Chicago Equity Fund investment commitment	50	0	0	0	50

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
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
     Proper interest rate risk evaluation must include active board of director and senior management oversight and a comprehensive risk-management process that effectively identifies, measures, and controls interest rate risk. Several techniques might be used by an institution to minimize interest rate risk. Such activities fall under the broad definition of asset/liability management.
     One approach used by the Company is to periodically analyze the matching of assets and liabilities by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring an institution’s interest rate sensitivity “gap”.
     An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest earning assets maturing or repricing within a specific time period and the amount of interest bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities.
     A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets in a given time frame. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. The Company’s gap position is illustrated in Table 10, “Maturity or Repricing of Assets and Liabilities”.
     Rate sensitivity varies with different types of interest earning assets and interest bearing liabilities. Rate sensitivity on loans tied to the prime rate differs considerably from long-term investment securities and fixed rate loans. Time deposits are usually more rate sensitive than savings accounts. Management has portrayed savings accounts and NOW accounts as immediately re-priceable in Table 10, because of management’s ability to change the savings and NOW account interest rate. As interest rates change, however, market conditions may allow rates on savings and NOW accounts to remain stable or these deposit product rates may change to a lesser extent than rates on money market accounts or time deposits. It is highly unlikely that rates would further decline on savings and NOW accounts. Average rates paid in 2008 on savings were 0.52% and on NOW accounts were 0.34%, already extremely low.

     Table 14 shows that $57.4 million in time deposits mature after one year at December 31, 2008 that account for 20.6% of the Company’s total time deposits. This compares with December 31, 2007 when 21.7% of time deposits matured after one year and it shows that there was no major shift in customer preference for time deposit maturities.
     At December 31, 2008, Table 10 shows that approximately 23% of the Company’s loan portfolio floats with the prime rate or is re-priceable within 90 days. At December 31, 2008, $96.9 million of variable rate loans reached their floors and were reflected as fixed rate loans in Table 10. For example, a variable rate loan tied to the prime rate that is due in a lump sum after one year and has reached its floor would appear to reprice in Table 10 within the 1 to 3 year time frame. If the prime rate would increase, this loan would reprice immediately, while if the prime rate would decrease this loan would not reprice until its maturity. At December 31, 2007, approximately 34% of the Company’s loan and lease portfolio floated with the prime rate or was re-priceable within 90 days.
     Securities that mature or reprice within 90 days amount to $7.0 million at year-end 2008 according to Table 10 as compared with $26.9 million at year-end 2007 and $189.6 million at year-end 2006. It should be noted that in Table 10, the repricing of these securities is based on the maturity date of the investments. Mortgage-backed securities are shown in Table 10 based on their maturity date or when the security is subject to rate change if the security is rate adjustable. Table 10 does not reflect the monthly principal payments the Company receives on the mortgage-backed securities on the mortgages that underlie the securities.
     Table 10 shows that at December 31, 2008, the Company has cumulative excess interest earning liabilities of $267 million within the one-year time frame. At year-end 2007, the Company had cumulative excess interest earning liabilities of $212 million within the one-year time frame. This shows a significant shift as the negative gap increased in 2008 as the Company has lengthened the repricing time frames of its interest earning assets. It should be noted that $97 million of variable rate loans have reached their floors and would reprice at higher rates if rates were to increase.
     Another approach used by management to analyze interest rate risk is to periodically evaluate or “shock” to base 12 month projected net interest income of an assumed instantaneous decrease and increase in rates of 1% and 2% using computer simulation. Table 15 shows this analysis at December 31, 2008 and December 31, 2007. The computer simulation model used to do the interest rate shocks and calculate the effect on projected net interest income takes into consideration maturity and repricing schedules of the various assets and liabilities as well as call provisions on the Company’s securities. Current policy set by the Board of Directors limits exposure to net interest income from interest rate shocks of plus or minus 2% to plus or minus 10% of the base projected 12 month net interest income.
     At December 31, 2008 the forecasted 2009 net interest income decreased $250,000 when rates were shocked upwards 2% while net interest income decreases $656,000 for a 2% downwards rate shock. These changes to net interest income are within internal policy parameters.
     Ways the Company can manage interest rate risk include: selling existing assets or repaying certain liabilities and matching repricing periods for new assets and liabilities, for example, by shortening terms of new loans or securities. Financial institutions are also subject to prepayment risk in a falling rate environment. For example, a debtor may prepay financial assets so that the debtor may refinance obligations at new, lower rates. The Company attempts to mitigate this by having prepayment penalties on fixed rate loans. With downward rates the Company seeks to mitigate the effect on net interest income from variable rate loans by placing floors whenever possible on variable rate loans as to how low the rate on the loan may go. Prepayments of assets carrying higher rates reduce the Company’s interest income and overall asset yields.

Table 15 — Effect of Interest Shocks on Net Interest Income

($ 000s)	Down 2%	Down 1%	Up 1%	Up 2%

December 31, 2008
Dollar Change from Base	$(656)	$(325)	$(88)	$(250)
Percent Change from Base	-3.82%	-1.89%	-0.51%	-1.45%

December 31, 2007
Dollar Change from Base	$(222)	$(137)	$334	$418
Percent Change from Base	-1.10%	-0.68%	1.66%	2.08%

Item 8. Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Northern States Financial Corporation and Subsidiaries
We have audited the accompanying consolidated balance sheets of Northern States Financial Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, cash flows and comprehensive income for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northern States Financial Corporation and subsidiaries at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Northern States Financial Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2009, expressed an unqualified opinion thereon.
/s/ Plante & Moran, PLLC
Chicago, Illinois
March 12, 2009

NORTHERN STATES FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

($ 000s)
December 31,	2008	2007

Assets
Cash and due from banks	$14,108	$14,273
Interest bearing deposits in financial institutions — maturities less than 90 days	242	180
Federal funds sold	7,518	9,181

Total cash and cash equivalents	21,868	23,634
Securities available for sale	103,194	153,277
Loans and leases	480,812	435,734
Less: Allowance for loan and lease losses	(10,402)	(4,606)

Loans and leases, net	470,410	431,128
Federal Home Loan Bank stock	1,757	1,445
Office buildings and equipment, net	9,916	9,198
Other real estate owned	10,575	2,857
Accrued interest receivable	2,334	3,084
Goodwill	9,522	9,522
Core deposit intangible assets	926	1,390
Other assets	10,217	2,621

Total assets	$640,719	$638,156

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand — noninterest bearing	$57,313	$60,015
NOW accounts	42,783	44,406
Money market accounts	62,200	71,983
Savings	59,819	61,363
Time, $100,000 and over	77,550	90,325
Time, under $100,000	101,959	109,042
Time, brokered	99,197	43,825

Total deposits	500,821	480,959
Securities sold under repurchase agreements	42,574	66,797
Federal Home Loan Bank advance	20,000	0
Subordinated debentures	10,000	10,000
Advances from borrowers for taxes and insurance	1,011	1,066
Accrued interest payable and other liabilities	4,699	5,880

Total liabilities	579,105	564,702

Stockholders’ Equity
Common stock (Par value $0.40 per share, authorized 6,500,000 shares, issued 4,472,255 shares at December 31, 2008 and 2007)	1,789	1,789
Additional paid-in capital	11,584	11,584
Retained earnings	56,082	66,983
Treasury stock, at cost (400,000 shares in 2008 and 294,150 in 2007)	(9,280)	(7,202)
Accumulated other comprehensive income	1,439	300

Total stockholders’ equity	61,614	73,454

Total liabilities and stockholders’ equity	$640,719	$638,156

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

($ 000s, except per share data)
Years ended December 31,	2008	2007	2006

Interest income
Loans (including fee income)	$27,820	$27,789	$26,897
Securities
Taxable	6,490	9,509	8,730
Exempt from federal income tax	452	311	235
Federal funds sold and other	112	812	771

Total interest income	34,874	38,421	36,633

Interest expense
Time deposits	10,081	12,112	12,341
Other deposits	1,687	3,607	4,155
Repurchase agreements and federal funds purchased	1,110	3,456	3,278
Federal Home Loan Bank advances	347	205	259
Subordinated debentures	570	680	662

Total interest expense	13,795	20,060	20,695

Net interest income	21,079	18,361	15,938
Provision for loan and lease losses	13,663	81	0

Net interest income after provision for loan and lease losses	7,416	18,280	15,938

Noninterest income
Service fees on deposits	2,571	2,847	2,541
Trust income	798	794	753
Gain (loss) on sales of other real estate owned	0	(8)	613
Gain on sale of securities	40	0	0
Impairment loss on securities	(10,541)	0	0
Other operating income	1,087	1,405	1,439

Total noninterest income	(6,045)	5,038	5,346

Noninterest expense
Salaries and employee benefits	8,082	8,600	8,903
Occupancy and equipment, net	2,433	2,309	2,210
Data processing	1,705	1,564	1,565
Legal	463	439	436
Audit and professional	1,263	1,145	1,168
Amortization of intangible assets	464	464	464
Printing and supplies	306	403	423
Write-down of other real estate owned	44	0	0
Other operating expenses	2,169	1,906	2,134

Total noninterest expense	16,929	16,830	17,303

Income (loss) before income taxes	(15,558)	6,488	3,981
Provision for income taxes	(6,285)	2,100	889

Net (loss) income	$(9,273)	$4,388	$3,092

Earnings per share	$(2.26)	$1.05	$0.72
The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ 000s)
Years ended December 31,	2008	2007	2006

Net (loss) income	$(9,273)	$4,388	$3,092
Other comprehensive income:
Unrealized gains on securities available for sale, net of tax	1,139	1,852	1,935

Comprehensive (loss) income	$(8,134)	$6,240	$5,027

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
					Other
($000s)		Additional		Treasury	Comprehensive	Total
Years ended December 31, 2008,	Common	Paid-In	Retained	Stock, at	Income (Loss),	Stockholders’
2007 and 2006	Stock	Capital	Earnings	Cost	Net	Equity

Balance, December 31, 2005	$1,789	$11,584	$65,526	$(4,660)	$(3,487)	$70,752
Correction of errors from previous years, January 1, 2006 (See Note 19)			(245)			(245)

Balance, January 1, 2006 restated	1,789	11,584	65,281	(4,660)	(3,487)	70,507
Net income			3,092			3,092
Purchase of 62,000 shares of common stock as treasury stock				(1,301)		(1,301)
Cash dividends ($.65 per share)			(2,770)			(2,770)
Unrealized net gain on securities available for sale					1,935	1,935

Balance, December 31, 2006	1,789	11,584	65,603	(5,961)	(1,552)	71,463
Net income			4,388			4,388
Purchase of 55,000 shares of common stock as treasury stock				(1,241)		(1,241)
Cash dividends ($.72 per share)			(3,008)			(3,008)
Unrealized net gain on securities available for sale					1,852	1,852

Balance, December 31, 2007	1,789	11,584	66,983	(7,202)	300	73,454
Net loss			(9,273)			(9,273)
Purchase of 105,850 shares of common stock as treasury stock				(2,078)		(2,078)
Cash dividends ($.40 per share)			(1,628)			(1,628)
Unrealized net gain on securities available for sale					1,139	1,139

Balance, December 31, 2008	$1,789	$11,584	$56,082	$(9,280)	$1,439	$61,614

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

($ 000s)
Years ended December 31,	2008	2007	2006

Cash flows from operating activities
Net income (loss)	$(9,273)	$4,388	$3,092
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	544	573	581
Net gain on sales of securities	(40)	0	0
Impairment loss on securities	10,541	0	0
Provision for loan and lease losses	13,663	81	0
Write-down of other real estate owned	44	0	0
Deferred loan fees	272	42	(215)
Deferred tax expense (benefit)	(6,561)	68	95
Net (gains) losses on sale of other real estate owned	0	8	(613)
Amortization of intangible assets	464	464	464
Net change in interest receivable	750	1,151	(334)
Net change in other assets	(1,784)	1,120	(320)
Net change in interest payable and other liabilities	(1,181)	(1,001)	(23)

Net cash provided from operating activities	7,439	6,894	2,727

Cash flows from investing activities
Proceeds from maturities, calls and principal repayments of securities available for sale	100,626	247,289	108,418
Proceeds from sales of securities available for sale	8,240	0	0
Purchases of securities available for sale	(67,396)	(118,485)	(119,249)
Purchases of Federal Home Loan Bank Stock	(312)	0	0
Redemption of Federal Home Loan Bank Stock	0	0	641
Change in loans made to customers	(60,698)	(64,699)	20,881
Property and equipment expenditures	(1,262)	(377)	(548)
Improvements to other real estate owned	(281)	0	0
Proceeds from sale of other real estate owned	0	118	4,726

Net cash provided (used) from investing activities	(21,083)	63,846	14,869

Cash flows from financing activities
Net increase (decrease) in:
Deposits	19,862	(41,637)	(31,853)
Securities sold under repurchase agreements and other short-term borrowings	(24,223)	(19,978)	13,682
Advances from borrowers for taxes and insurance	(55)	272	(36)
Proceeds from Federal Home Loan Bank advances	70,000	10,000	5,000
Repayment of Federal Home Loan Bank advances	(50,000)	(21,500)	0
Purchases of treasury stock	(2,078)	(1,241)	(1,301)
Dividends paid	(1,628)	(3,008)	(2,770)

Net cash provided (used) in financing activities	11,878	(77,092)	(17,278)

Net change in cash and cash equivalents	(1,766)	(6,352)	318
Cash and cash equivalents at beginning of year	23,634	29,986	29,668

Cash and cash equivalents at end of year	$21,868	$23,634	$29,986

Supplemental disclosures
Cash paid during the year for
Interest	$15,071	$20,604	$19,983
Income taxes	2,130	1,475	1,050
Noncash investing activities
Transfers made from loans to other real estate owned	7,481	0	2,665
The accompanying notes are an integral part of these consolidated financial statements.

Northern States Financial Corporation
Notes to the Consolidated Financial Statements
Note 1 — Summary of Significant Accounting Policies
Principles of Consolidation: The consolidated financial statements include the accounts of Northern States Financial Corporation (“Company”) its wholly-owned subsidiaries, NorStates Bank (“Bank”) and NorProperties, Inc. (“NorProp”) and NorStates Bank’s wholly-owned subsidiaries, Northern States Community Development Corporation (“NSCDC”) and Waukegan Hotels, LLC (“WHLLC”). NorProp was formed during the fourth quarter of 2008 to purchase nonperforming assets of the Bank which NorProp manages and disposes. NSCDC was formed in 2002 and the Bank contributed a parcel of the other real estate owned and cash to this entity. WHLLC was formed in 2006 to operate two motels that the Bank had acquired through foreclosure. The Bank contributed the two motels and cash to WHLLC. WHLLC was dissolved during the second quarter of 2007 as the motels were sold in the fourth quarter of 2006 and all operations were completed during the first quarter of 2007.
      Significant intercompany transactions and balances are eliminated in consolidation.
Nature of Operations: The Company’s and the Bank’s revenues, operating income and assets are primarily from the banking industry. Loan customers are mainly located in Lake County, Illinois and surrounding areas of northeastern Illinois and southeastern Wisconsin and include a wide range of individuals, businesses and other organizations. A major portion of loans are secured by various forms of collateral, including real estate, business assets, consumer property and other items.
Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosure provided, and future results could differ. The allowance for loan and lease losses, the fair value of financial instruments, valuation of other real estate owned and the status of contingencies are particularly subject to change.
Cash Flow Reporting: Cash and cash equivalents are defined as cash and due from banks, federal funds sold and interest bearing deposits in financial institutions having an original maturity date of less than ninety days. Net cash flows are reported for customer loan and deposit transactions, securities sold under repurchase agreements and other short-term borrowings.
Securities: Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported separately as other comprehensive income, net of tax. Restricted securities, such as Federal Home Loan Bank stock, are carried at cost.
     Gains and losses on sales are determined using the amortized cost of the specific security sold. Interest income includes amortization of premiums and accretion of discounts. Securities are written down to fair value when a decline in fair value is determined as not being temporary.
     Declines in fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer,

(3) the discount value of cash flows, and (4) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.
Federal Home Loan Bank Stock: The Company as a member of the Federal Home Loan Bank of Chicago (“FHLB”) is required to maintain an investment in the capital stock of the FHLB. No ready market exists for the stock and it has no quoted market value. The stock is redeemable at par by the FHLB and is carried at cost and periodically evaluated for impairment. The Company records dividends in income on the dividend declaration date. In October 2007, the FHLB entered into a consensual cease and desist order with its regulator, the Federal Housing Finance Board (“Finance Board”), which prohibits capital stock repurchases and redemptions without approval of the Finance Board, and requires the FBLB to maintain certain minimum capital ratios. FHLB does not expect the order to impact any products or services offered to its members and is not paying dividends until certain minimum capital ratios are met.
Loans and Leases: Loans and leases are reported at the principal balance outstanding, net of deferred loans fees and costs and the allowance for loan and lease losses.
     Interest income is reported on the accrual method and includes amortization of deferred loan fees over the loan term. Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in process of collection. Consumer loans are typically charged-off when they become later than 180 days past due. In all cases, loans are placed on nonaccrual or charged-off if collection of principal or interest is considered doubtful.
     Interest received on nonaccrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to actual accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
Allowance for Loan and Lease Losses: The allowance for loan and lease losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan and lease losses and decreased by charge-offs net of recoveries. Management estimated the allowance balance required using past loan and lease loss experience, the nature and volume of the portfolio, information about specific borrower situations, estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans and leases, but the entire allowance is available for any loan or lease that, in the management’s judgement, should be charged-off. Loan and lease losses are charged against the allowance when management believes the uncollectibility of a loan or lease balance is confirmed.
     A loan or lease is impaired when full payment under the loan or lease terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer and credit card loans, and on an individual loan or lease basis for other loans and leases. If a loan or lease is impaired, a portion for the allowance is allocated so that the loan or lease is reported, net, at the present value of estimated cash flows using the loan’s or lease’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.
Office Building and Equipment: Land is carried at cost. Building and related components are depreciated using the straight-line method with useful lives ranging from 7 to 40 years. Furniture, fixtures and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 10 years.
Other Real Estate: Real estate acquired in settlement of loans is initially reported as estimated fair value at acquisition. After acquisition, the carrying value of the real estate is reduced if the fair value less costs to sell declines.

Goodwill and Other Intangible Assets: Goodwill results from prior business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified.
     The core deposit intangible arising from the First State Bank of Round Lake acquisition was measured at fair value and is being amortized on the straight-line method over seven years. The core deposit intangible is assessed at least annually for impairment and any such impairment will be recognized in the period identified.
Long-term Assets: These assets, including deferred tax and other assets, are reviewed for impairment when events indicate their carrying amount may not be recoverable from future discounted cash flows. If impaired, the assets are recorded at discounted amounts.
Repurchase Agreements: Substantially all repurchase agreement liabilities represent amounts advanced by various customers. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.
Employee Benefits: A profit sharing plan covers substantially all employees. Contributions are expensed annually and are made at the discretion of the Board of Directors. No contribution was made in 2008. Contributions totaled $216,000 and $211,000 in 2007 and 2006. The plan allows employees to make voluntary contributions, although such contributions are not matched by the Company.
Income Taxes: Income tax expense is the sum of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.
Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed separately. Fair value estimates involve uncertainties and matters of significant judgement regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. The fair value estimates of on- and off-balance sheet financial instruments do not include the value of anticipated future business or the values of assets and liabilities not considered financial instruments.
Loan Commitments and Related Financial Instruments: Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.
Earnings per Share: Basic earnings per share is based on weighted average common shares outstanding.
Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, net of deferred tax, which are also recognized as separate components of equity.

Reclassification: Some items in the prior year financial statements were reclassified to conform to current presentation.
New Accounting Pronouncements: The Company has adopted Financial Accounting Standards Board (“FASB”) No. 157 — “Fair Value Measurement”. Statement of Financial Accounts Standards (“SFAS”) 157 clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. It applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The FASB issued FASB Staff Position No.157-3 (“FSP 157-3”), which provides guidance for determining fair value when securities are in an inactive market. In January 2009, the FASB issued FASB Staff Position Emerging Issues Task Force No. 99-20-1 (“FSP EITF 99-20-1), which amends the impairment guidance of EITF Issue No. 99-20 (FSP EITF 99-20). The amendments provide for a more consistent determination of whether an other than temporary impairment has occurred. FSP EITF 99-20-1 is effective for reporting periods ending after December 15, 2008.
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” which supersedes SFAS No. 141, “Business Combinations.” This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (formerly referred to as purchase method) be used for all business combinations and that an acquirer be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as of the date that the acquirer achieves control. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values. This Statement requires the acquirer to generally recognize acquisition-related costs and restructuring costs separately from the business combination as period expenses. The Company’s adoption of this statement will impact the accounting and reporting of business combinations for which the acquisition date is on or after January 1, 2009.

Note 2 — Securities
(Table amounts in $ 000s)
     Year-end securities available for sale were as follows:

		Gross Unrealized
December 31, 2008	Fair Value	Gains	Losses

U.S. Treasury	$1,024	$27	$0
U.S. government-sponsored entities	1,038	38	0
States and political subdivisions	11,987	83	(211)
Mortgage-backed securities	83,055	2,484	(2)
Other bonds	2,265	0	0
Equity securities	3,825	0	(41)

Total	$103,194	$2,632	$(254)

		Gross Unrealized
December 31, 2007	Fair Value	Gains	Losses

U.S. Treasury	$1,005	$5	$0
U.S. government-sponsored entities	58,459	320	(25)
States and political subdivisions	13,984	123	(26)
Mortgage-backed securities	66,393	1,207	(3)
Other bonds	9,808	0	(1,072)
Equity securities	3,628	0	(39)

Total	$153,277	$1,655	$(1,165)

     Sales of securities available for sale were as follows:

	2008	2007	2006

Proceeds	$8,240	$0	$0
Gross gains	40	0	0
Gross losses	0	0	0
     Contractual maturities of securities available for sale at year-end 2008 were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Fair Value

Due in one year or less	$2,270
Due after one year through five years	6,011
Due after five years through ten years	1,113
Due after ten years	6,920

16,314
Mortgage-backed securities	83,055
Equity securities	3,825

Total	$103,194

      The Company had no structured securities issued by U.S. government-sponsored entities at December 31, 2008.
      Securities issued by U.S. government-sponsored entities with call options totaled $1,038,000 and $43,043,000 at December 31, 2008 and 2007, respectively.
     Securities carried at $72,023,000 and $125,326,000 at year-end 2008 and 2007, respectively, were pledged to secure public deposits, repurchase agreements and for other purposes as required or permitted by law.
     The Company holds securities issued by municipalities within various states with no state’s aggregate total exceeding 10% of consolidated stockholders’ equity.
     Securities with unrealized losses at year-end 2008 and 2007 aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position are as follows:

Note 2 — Securities (Continued)
(Table amounts in $ 000s)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2008	Value	Losses	Value	Losses	Value	Losses

States and political subdivisions	$5,601	$(211)	$0	$0	$5,601	$(211)
Mortgage-backed securities	157	(2)	0	0	157	(2)
Equity securities	3,782	(41)	0	0	3,782	(41)

Total temporarily impaired	$9,540	$(254)	$0	$0	$9,540	$(254)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2007	Value	Losses	Value	Losses	Value	Losses

U.S. government-sponsored entities	$0	$0	$12,974	$(25)	$12,974	$(25)
States and political subdivisions	2,547	(21)	1,562	(5)	4,109	(26)
Mortgage-backed securities	0	0	480	(3)	480	(3)
Other bonds	9,808	(1,072)	0	0	9,808	(1,072)
Equity securities	0	0	3,628	(39)	3,628	(39)

Total temporarily impaired	$12,355	$(1,093)	$18,644	$(72)	$30,999	$(1,165)

     On December 31, 2008, the Company had 20 individual securities in an unrealized loss position. On December 31, 2007, the Company had 30 individual securities in an unrealized loss position.
     Management has the intent and ability to hold these securities for the foreseeable future and the decline in fair value is largely due to increases in market interest rates. The fair value is expected to recover as the securities approach their maturity date.
     During 2008, the Company recognized impairment losses of $10,541,000 on several of its investment securities. The Company incurred impairment losses of $2,012,000 on Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) preferred stock purchased earlier in 2008. The preferred stock became impaired when the U.S. Treasury took over FNMA and FHLC, suspended dividend payments and began to restructure these entities. At December 31, 2008, the Company’s carrying value of the FNMA and FHLMC preferred stock was $43,000.
     During 2008, the Company also recognized impairment losses of $8,529,000 on Collateral Debt Obligations (“CDOs”) that are classified as other bonds. The loss on the CDOs was due to impairment caused by defaults and deferral of payments by the financial institutions and insurance companies that issued the debt underlying the securities. The Company based its write-down of the CDOs on cash flow analysis per Financial Accounting Standards Board Staff Position No. 157-3 (“FSP 157-3”), as the fair value of these securities is not readily determinable by the market. The cash flow analysis used assumptions such as the discount rate of the 3-month LIBOR rate plus 200 basis points and probable defaults based on industry averages adjusted to reflect the current environment. At December 31, 2008, the carrying value of these CDOs was $2,265,000.

Note 3 — Loans
(Table amounts in $ 000s)
Year-end loans were as follows:

	2008	2007

Commercial	$54,529	$55,763
Real estate- construction	57,707	51,024
Real estate-mortgage 1-4 family	47,289	52,541
Real estate- mortgage 5+ family	55,302	53,159
Real estate- mortgage commercial	234,765	190,916
Home equity	26,826	24,604
Leases	2,352	4,723
Installment	2,745	3,435

Total loans	481,515	436,165
Less:
Deferred loan fees	(703)	(431)

Loans, net of unearned income and deferred loan fees	480,812	435,734

Allowance for loan losses	(10,402)	(4,606)

Loans, net	$470,410	$431,128

     Impaired loans were as follows:

	2008	2007	2006

Year-end impaired loans and leases with no allowance for loan and lease losses allocated	$18,036	$8,825	$2,397
Year-end impaired loans and leases with allowance for loan and lease losses allocated	25,720	1,917	7,103

Total impaired loans and leases impaired at year-end	$43,756	$10,742	$9,500

Amount of the allowance allocated to impaired loans and leases	$2,898	$510	$3,301
Average of impaired loans and leases during the year	17,425	7,311	24,355
Interest income recognized on impaired loans and leases during impairment, all on cash-basis	101	71	1,107

     Non-performing loans and leases were as follows:

	2008	2007	2006

Nonaccrual loans and leases	$36,624	$10,752	$8,064
Loans and leases past due over 90 days and still accruing interest	442	1,230	118

Total non-performing loans	$37,066	$11,982	$8,182

     Related party loans were as follows:

2008
Total loans at beginning of year	$1,465
New loans	4,212
Repayments	(4,699)
Other changes	0

Total loans at end of year	$978

     The Company had pledged loans to the Federal Home Loan Bank of Chicago of $66,276,000 and to the Federal Reserve Bank of Chicago of $48,015,000 at December 31, 2008.
     There were real estate-mortgage commercial loans to the hotel industry with a carrying value of $65,168,000 and $19,486,000 at December 31, 2008 and 2007.
     There were no loans held for sale at year-end 2008 and 2007.

Note 4 — Allowance For Loan and Lease Losses
(Table amounts in $ 000s)
Activity in the allowance for loan losses for the year ended December 31 follows:

	2008	2007	2006

Balance at beginning of year	$4,606	$7,162	$10,618
Provision charged to operating expense	13,663	81	0
Loans charged-off	(8,120)	(2,693)	(3,567)
Recoveries on loans previously charged-off	253	56	111

Balance at end of year	$10,402	$4,606	$7,162

Note 5 — Office Buildings and Equipment
(Table amounts in $ 000s)
Office and equipment consisted of the following at December 31, 2008 and 2007:

	2008	2007

Land	$2,895	$2,895
Office buildings and improvement	12,800	12,390
Furniture and equipment	4,481	3,697

Total cost	20,176	18,982
Accumulated depreciation	(10,260)	(9,784)

Net book value	$9,916	$9,198

Depreciation expense amounted to $544,000 in 2008, $573,000 in 2007, and $581,000 in 2006.

Note 6 — Goodwill and Core Deposit Intangible Assets
(Table amounts in $ 000s)
     The change in goodwill during the year is as follows:

	2008	2007	2006

Balance at beginning of year	$9,522	$9,522	$9,522
Impairment	0	0	0

Balance at end of year	$9,522	$9,522	$9,522

     The core deposit intangible asset arising from the First State Bank of Round Lake acquisition on January 5, 2004 was recorded at $3,246,000. Amortization expense was $464,000 in 2008, 2007 and 2006. The core deposit intangible is being amortized on the straight-line method over seven years with two years remaining as of December 31, 2008.
     Acquired intangible assets were as follows as of year end:

	2008			2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Core deposit Intangible	$3,246	$2,320	$926	$3,246	$1,856	$1,390

     Amortization for each of the next two years is expected as follows:

2009	$464
2010	462
Note 7 — Deposits
(Table amounts in $ 000s)
     At year-end 2008, stated maturities of time deposits were:

2009	$221,279
2010	41,994
2011	15,433

$278,706

     Related party deposits at year-end 2008 and 2007 totaled $11,727,000 and $11,679,000, respectively.
     At December 31, 2008 and 2007, there were brokered time deposits with balances of $100,000 and over, totaling $6,685,000 and $0, respectively.

Note 8 — Borrowings
(Table amounts in $ 000s)
     Securities sold under agreements to repurchase totaled $42,574,000 and $66,797,000 at year-end 2008 and 2007. These repurchase agreements were secured by U.S. government-sponsored entity or mortgaged-backed securities with a carrying amount of $43,720,000 and $68,411,000 at December 31, 2008 and 2007.
     Securities sold under agreements to repurchase are financing arrangements that mature within one year. At maturity, the securities underlying the agreements are returned to the Company. Information concerning securities sold under agreements to repurchase and federal funds purchased is summarized as follows:

	2008	2007

Average daily balance during the year	$48,724	$74,393
Average interest rate during the year	2.03%	4.56%
Maximum month end balance during the year	$74,767	$81,112
Weighted average interest rate at year-end	1.71%	3.45%
     Related party securities sold under repurchase agreements at year-end 2008 and 2007 totaled $4,836,000 and $6,370,000.
     At year-end 2008, there were two customer relationships in which the customer had securities sold under repurchase agreements that totaled in excess of 10% of equity. One relationship totaled $10,457,000 and had a weighted average maturity of 1 day in an overnight product.
     The Company had the following advances from the Federal Home Loan Bank at December 31, 2008:

2008

Variable rate, maturity at January 2, 2009, 0.24%	$10,000
Variable rate, maturity at January 15, 2009, 0.34%	10,000

Total	$20,000

     The Company had no Federal Home Loan Bank advances at December 31, 2007.
     The Bank maintains a collateral pledge agreement with the FHLB covering secured advances whereby the Bank agrees to retain first mortgage loans with an unpaid principal balance aggregating no less than 167% of the outstanding secured advance from the FHLB.
     Federal funds purchased is a short-term borrowing from a money center bank or from the Federal Reserve Bank discount window. At December 31, 2008 and December 31, 2007 there were no federal funds purchased.

Note 9 — Fair Value Measurements
(Table amounts in $ 000s)
     Below shows information about the Company’s securities that were measured at fair value on a recurring basis at year-end 2008, and the valuation techniques used by the Company to determine the fair values.
     In general, fair values determined by Level 1 inputs use quoted prices in active markets for identical securities that the Company had the ability to access.
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
     In instances where inputs are to measure fair value fall into different levels in the above fair value hierarchy, fair value measurements in their entirety are categorized based on the lowest input that is significant to the valuation. The Company’s assessment of the significance of particular inputs to these fair value measurements requires judgment and considers factors specific to each security.
     On an annual basis the Company validates the measurement of the fair values of its securities by sending a listing of its securities to an independent securities valuation firm. This independent securities valuation firm determines the fair values of the securities portfolio that is then compared to the fair value using the methods outlined. When this validation was last done at September 30, 2008, the difference between the fair value reported and the fair value determined by the independent securities valuation firm was considered immaterial.
     The Company’s assets measured at fair value on a recurring basis at year-end follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)

Securities available for sale	$103,194	$1,024	$99,905	$2,265

     Securities classified within Level 3 consist primarily of collateralized debt obligations (“CDOs”). The CDOs were valued using discounted cash flow models that integrate significant unobservable inputs, including prepayment speeds, discount and loss rates which are estimated based on projected performance of the specific entities that secure the instruments.
     The Company’s changes in Level 3 measured at fair value on a recurring basis were as follows:

Securities
Available
for Sale
Balance at December 31, 2007	$0
Total realized and unrealized gains (losses) included in income	(8,529)
Total unrealized gains (losses) included in other comprehensive income	0
Net purchase, sales, calls and maturities	0
Net transfer into Level 3	10,794

Balance at December 31, 2008	$2,265

Note 9 — Fair Value Measurements (Continued)
(Table amounts in $ 000s)
     The Company also has assets that under certain conditions are subject to measurement at fair value on a nonrecurring basis. These assets are held to maturity loans that are considered impaired per Financial Accounting Standards Board Statement No. 114 (“FAS 114”). The Company has estimated the fair values of impaired loans using Level 3 inputs, specifically discounted cash flow projections.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant		Total Change
		Markets for	Other	Significant	for Period
		Identical	Observable	Unobservable	ended
	December 31,	Assets	Inputs	Inputs	December 31,
Description	2008	(Level 1)	(Level 2)	(Level 3)	2008

Impaired loans accounted for under FAS 114	$22,822	$0	$0	$22,822	$(7,719)

     During 2008, the Company recorded nonrecurring adjustments to certain collateral dependent commercial, real estate-mortgage commercial and real estate-construction loans measured for impairment in accordance with Statement of Accounting Standards No. 114. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. In cases where the carrying value exceeds the fair value of the collateral, an impairment loss was recognized. The fair values and recognized impairment losses are reflected in the previous table.
Note 10 — Subordinated Debentures
     On September 15, 2005, the Company issued $10 million of trust preferred securities through Northern States Statutory Trust I, an unconsolidated wholly-owned grantor trustee. The Company issued $10 million of subordinated debentures to Northern States Statutory Trust I, which in turn issued $10 million of trust preferred securities. The subordinated debentures mature in September 2035 and at December 31, 2008 bear interest at a rate of 4.991%. At December 31, 2007, the subordinated debenture carried a rate of 6.488%. From December 2005 until September 15, 2010, the subordinated debentures bear interest at a rate equal to the sum of the product of 50% times the 3-month London Interbank Offered Rate (“LIBOR”) plus 1.80%, plus the product of 50% times 6.186%, and thereafter at a rate equal to the 3-month LIBOR plus 1.80%. The 3-month LIBOR rate used at December 31, 2008 and 2007 was 1.996% and 4.991%, respectively. For the years ended December 31, 2008, 2007 and 2006, interest expense on the subordinated debentures was $570,000, $680,000 and $662,000, respectively. The Company has the option to defer interest payments on the subordinated debentures at any time for up to 5 years. The subordinated debentures are redeemable by the Company at any time commencing September 15, 2010 at par.
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

Note 11 — Income Taxes
(Table amounts in $ 000s)
A summary of federal and state income taxes on operations follows:

	2008	2007	2006

Current payable tax:
Federal	$276	$2,032	$794
State	0	0	0
Deferred tax (benefit)	(6,561)	68	95

Provision for income taxes	$(6,285)	$2,100	$889

     The components of deferred tax assets and liabilities at December 31, 2007 and 2006 follow:

	2008	2007

Deferred tax assets:
Allowance for loan and lease losses	$4,636	$2,564
Deferred compensation and directors’ fees	91	87
Net operating loss carry forward for state income tax purposes	405	363
Net operating loss carry forward for federal income tax purposes	186	0
Low income housing limited partnership credit carry forward	80	0
Impairment on securities available for sale	4,092	0
Other items	178	81

Gross deferred tax assets	9,668	3,095
Deferred tax liabilities:
Depreciation	(813)	(580)
Federal Home Loan Bank stock dividends	(195)	(195)
Deferred loan fees	(146)	(201)
Basis difference in acquired assets	(684)	(760)
Unrealized net (gain) on securities available for sale	(939)	(190)
Other items	(94)	5

Gross deferred tax liabilities	(2,871)	(1,921)

Net deferred tax asset	$6,797	$1,174

     No valuation allowance is required for deferred tax assets.
     In 2008, the Company had an accumulated net operating loss for state income tax purposes of approximately $615,000, which will be carried forward to reduce future taxable income. The net operating loss carried forward will expire in 2021 if it is not utilized.
     The provision for income taxes differs from that computed at the statutory federal corporate rates as follows:

	2008	2007	2006

Income tax calculated at statutory rate (34%)	$(5,290)	$2,206	$1,354
Add (subtract) tax effect of:
Tax-exempt income, net of disallowed interest expense	(218)	(135)	(103)
State income tax, net of federal tax benefit	(810)	(27)	(204)
Tax credits from low income housing investments	(80)	(81)	(80)
Other items, net	113	137	(78)

Provision for income taxes	$(6,285)	$2,100	$889

     Prior to being merged with the Bank, the former subsidiary, First Federal Bank, FSB (the “Thrift”) qualified under provisions of the Internal Revenue Code which permitted it to deduct from taxable income a provision for bad debts which differed from the provision charged to income in the financial statements. Tax legislation passed in 1996 requires all thrift institutions to deduct a provision for bad debts for tax purposes based on actual loss experience. Retained earnings at December 31, 2008 included approximately $3,269,000 for which no provision for federal income taxes has been made. If, in the future, this portion of retained earnings is used for any purpose other than to absorb bad debt losses, federal income taxes would be imposed at the then prevailing rates, resulting in approximately $1,269,000 of deferred tax liability.
     At year-end 2008, management reviewed whether it had any material contingent liabilities associated with uncertain tax positions and determined that it had none.

Note 12 — Commitments, Off-Balance Sheet Risk, and Contingencies
(Table amounts in $ 000s)
     There are various contingent liabilities that are not reflected in the financial statements, including claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on financial condition or results of operations.
     At year-end 2008 and 2007, reserves of $6,262,000 and $6,476,000 were required as deposits with the Federal Reserve or as cash on hand. At year-end 2008, the Company earned interest on its deposits at the Federal Reserve at a rate of 0.25%.
     Cash and cash equivalents at December 31, 2008 and 2007 included $14,352,000 and $14,097,000 at the Company’s main correspondent bank, Bank of America, Chicago IL, formerly LaSalle National Bank, Chicago, IL.
     Some financial instruments are used in the normal course of business to meet the financing needs of customers and to reduce exposure to interest rate changes. These financial instruments include commitments to extend credit, standby letters of credit, and financial guarantees. These involve, to varying degrees, credit and interest-rate risk in excess of the amount reported in the financial statements.
     The same credit policies are used for commitments and conditional obligations as are used for loans. Collateral or other security is normally not required to support financial instruments with credit risk.
     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being used, the commitment does not necessarily represent future cash requirements. Standby letters of credit and financial guarantees written are conditional commitments to guarantee a customer’s performance to a third party.
     A summary of the notional or contractual amounts of financial instruments with off-balance-sheet risk at year-end follows:

	2008	2007

Unused lines of credit and commitments to make loans:
Fixed rate	$12,583	$28,619
Variable rate	70,825	108,046

Total	$83,408	$136,665

Standby letters of credit	$7,800	$10,717
     Commitments to make loans at a fixed rate had interest rates ranging primarily from 5.60% to 7.00% at December 31, 2008.
     Commitments to make loans to related parties totaled $1,885,000 and $1,919,000 at December 31, 2008 and 2007.
     Other real estate includes a property acquired in 1987 through the receipt of a deed in lieu of foreclosure. This property is a former commercial/industrial site located overlooking Lake Michigan in Waukegan, Illinois, with a carrying value of $1,991,000 at December 31, 2008. During the third quarter of 2008, the Company had an independent environmental consultant update its opinion as to the estimated environmental remediation costs that may be incurred in disposing of this property. This updated report estimated that there were costs remaining of approximately $259,000 to achieve acceptable levels of contaminants for commercial/industrial or restricted residential land use and to prevent migration of contaminants to adjoining off-site properties and Lake Michigan. The estimated remediation costs had declined from December 31, 2007 as the Company has made environmental improvements to the property of $281,000 during 2008 and entered into an agreement with a contractor that provides for low-cost delivery and grading of clean soil to the site for surface capping purposes. No determination has yet been made as to the ultimate use of the property, which must be approved by the City of Waukegan as part of its Lakefront Downtown Master Plan. The appraised value of the property supports the Company’s carrying value plus the estimated remaining remediation costs. At this time no liability has been recorded for the remaining estimated environmental remediation costs.

Note 13 — Fair Values of Financial Instruments
(Table amounts in $ 000s)
     The following methods and assumptions were used to estimate fair values for financial instruments. Securities fair values are based on quoted market prices or are based on observable inputs, including prices for similar securities in active markets and interest rates and yield curves at commonly quoted intervals. It is estimated that cash and cash equivalents accrued interest receivable and accrued interest payable are carried at fair value. For loans, leases, deposits, securities sold under repurchase agreements and fixed rate FHLB advances, the fair value is estimated by discounted cash flow analysis using market rates for the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable. Then fair value of off-balance sheet items is based on the fees or cost that would currently be charged to enter or terminate such arrangements and the fair value is not material.
     The estimated year end fair values of financial instruments were:

	Carrying	Estimated
2008	Value	Fair Value

Financial assets:
Cash and cash equivalents	$21,868	$21,868
Securities available for sale	103,194	103,194
Loans and leases, net	470,410	485,206
Federal Home Loan Bank stock	1,757	1,757
Accrued interest receivable	2,334	2,334

Financial liabilities:
Deposits	$(500,821)	$(505,905)
Securities sold under repurchase agreements	(42,574)	(42,541)
Federal Home Loan Bank advances	(20,000)	(20,004)
Subordinated debentures	(10,000)	(10,151)
Advances from borrowers for taxes and insurance	(1,011)	(1,011)
Accrued interest payable	(2,331)	(2,331)

	Carrying	Estimated
2007	Value	Fair Value

Financial assets:
Cash and cash equivalents	$23,634	$23,634
Securities available for sale	153,277	153,277
Loans and leases, net	431,128	440,036
Federal Home Loan Bank stock	1,445	1,445
Accrued interest receivable	3,084	3,084

Financial liabilities:
Deposits	$(480,959)	$(483,142)
Securities sold under repurchase agreements	(66,797)	(66,777)
Subordinated debentures	(10,000)	(10,090)
Advances from borrowers for taxes and insurance	(1,066)	(1,066)
Accrued interest payable	(3,607)	(3,607)

Note 14 — Regulatory Matters
(Table amounts in $ 000s)
     The Company and its subsidiary, NorStates Bank, are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.
     The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.
     Actual capital levels of the Company and the Bank and minimum required levels were as follows at December 31, 2008 and 2007:

					Minimum Required to be
			Minimum Required		Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio

2008
Total Capital (to risk-weighted assets)
Consolidated	$66,834	11.75%	$45,488	8.00%	N/A
NorStates Bank	57,516	10.45	44,027	8.00	$55,034	10.00%

Tier I Capital (to risk-weighted assets)
Consolidated	59,686	10.50	22,744	4.00	N/A
NorStates Bank	50,583	9.19	22,013	4.00	33,020	6.00

Tier I Capital (to average assets)
Consolidated	59,686	9.04	26,407	4.00	N/A
NorStates Bank	50,593	7.70	26,297	4.00	32,872	5.00

2007
Total Capital (to risk-weighted assets)
Consolidated	$76,824	14.77%	$41,618	8.00%	N/A
NorStates Bank	72,404	14.23	40,717	8.00	$50,896	10.00%

Tier I Capital (to risk-weighted assets)
Consolidated	72,218	13.88	20,809	4.00	N/A
NorStates Bank	67,798	13.32	20,358	4.00	30,538	6.00

Tier I Capital (to average assets)
Consolidated	72,218	11.27	25,640	4.00	N/A
NorStates Bank	67,798	10.64	25,477	4.00	31,846	5.00
     The Company and its subsidiary, NorStates Bank, at year end 2008 were categorized as well capitalized. Management knows of no circumstances or events which would change these categorizations.
     The Company’s primary source of funds to pay dividends to shareholders is the dividends it receives from its subsidiaries. The subsidiaries are subject to certain restrictions on the amount of dividends that they may declare without regulatory approval. At December 31, 2008, $13,489,000 of NorStates Bank’s retained earnings was available for dividend declaration without prior regulatory approval.

Note 15 — Earnings Per Share and Capital Matters
     Net income (loss) was utilized to calculate both basic and diluted earnings per share for all years presented. Information regarding weighted average shares utilized in computing basic and diluted earnings (loss) per share is as follows:

	2008	2007	2006

Average outstanding common shares	4,102,276	4,189,256	4,279,154

     The Company has no dilutive shares.
     Information related to stockholders’ equity at December 31, 2008 and 2007 was as follows:

	2008	2007

Par value per share	$0.40	$0.40
Authorized shares	6,500,000	6,500,000
Issued shares	4,472,255	4,472,255
Outstanding shares	4,072,255	4,178,105
Treasury shares	400,000	294,150
     In April 2002, the Company announced a stock repurchase program to purchase up to 200,000 shares of its stock. In February 2003, the Company announced an additional stock repurchase plan to purchase another 200,000 shares once all shares from the initial stock repurchase plan were purchased. During 2008, the Company purchased all remaining shares allowed under the plans.

Note 16 — Parent Company Condensed Financial
(Table amounts in $ 000s)
Following are condensed parent company financial statements.

Condensed Balance Sheets
December 31,	2008	2007

Assets
Cash on deposit at subsidiary bank — noninterest bearing	$1,604	$4,048
Interest-bearing deposits in unaffiliated bank	0	47

Total cash and cash equivalents	1,604	4,095
Investment in wholly-owned subsidiary bank	62,436	78,949
Investment in wholly-owned subsidiary company	7,239	0
Other assets	458	546

Total assets	$71,737	$83,590

Liabilities and Stockholders’ Equity
Accounts payable and other liabilities	$123	$136
Subordinated debentures	10,000	10,000

Total liabilities	10,123	10,136
Stockholders’ equity	61,614	73,454

Total liabilities and stockholders’ equity	$71,737	$83,590

Condensed Statements of Income
Years ended December 31,	2008	2007	2006

Operating income
Dividends from NorStates Bank	$9,951	$2,936	$2,650
Interest income	0	2	2

Total operating income	9,951	2,938	2,652
Operating expenses
Interest expense	570	680	662
Other operating expenses	264	264	292

Total operating expenses	834	944	954

Income before income taxes and equity in undistributed (over distributed) earnings of wholly-owned subsidiaries	9,117	1,994	1,698
Income tax benefit	323	365	369

Income before equity in undistributed (over distributed) earnings of NorStates Bank	9,440	2,359	2,067
Equity in undistributed (over distributed) earnings of NorStates Bank	(17,652)	2,029	1,025
Equity in undistributed (over distributed) earnings of NorProperties, Inc.	(1,061)	0	0

Net income	$(9,273)	$4,388	$3,092

Note 16 — Parent Company Condensed Financial Statements (Continued)
(Table amounts in $ 000s)

Condensed Statements of Cash Flows
Years ended December 31,	2008	2007	2006

Cash flows from operating activities
Net income	$(9,273)	$4,388	$3,092
Adjustments to reconcile net income to net cash from operating activities
Equity in (undistributed) over distributed earnings of NorStates Bank	17,652	(2,029)	(1,025)
Equity in (undistributed) over distributed earnings of NorProperties, Inc.	1,061	0	0
(Increase) decrease in other assets	88	86	(133)
Increase (decrease) in other liabilities	(13)	16	(295)

Net cash provided from operating activities	9,515	2,461	1,639

Cash flows from investing activities
Investment in NorProperties Inc.	(8,300)	0	0

Net cash used from investing activities	(8,300)	0	0

Cash flows from financing activities
Purchases of treasury stock	(2,078)	(1,241)	(1,301)
Dividends paid	(1,628)	(3,008)	(2,770)

Net cash used from financing activities	(3,706)	(4,249)	(4,071)

Decrease in cash and cash equivalents	(2,491)	(1,788)	(2,432)
Cash and cash equivalents at beginning of year	4,095	5,883	8,315

Cash and cash equivalents at end of year	$1,604	$4,095	$5,883

Note 17 — Other Comprehensive Income (Loss)
(Table amounts in $ 000s)
Other comprehensive income components and related taxes were as follows:

Years ended December 31,	2008	2007	2006

Changes in unrealized holding gains on securities available for sale	$(8,613)	$3,024	$3,157
Reclassification adjustments for gains recognized in income	(40)	0	0
Impairment losses recognized in income	10,541	0	0

Net unrealized gains	1,888	3,024	3,157
Tax effect	(749)	(1,172)	(1,222)

Other comprehensive income	$1,139	$1,852	$1,935

Note 18 — Quarterly Financial Data (Unaudited)
(Table amounts in $ 000s)
2008

	Interest	Net Interest	Net	Earnings per Share
	Income	Income	Income	Basic and Diluted

First quarter	$9,319	$5,383	$1,201	$0.29
Second quarter (1)	8,881	5,556	(150)	(0.04)
Third quarter (2)	8,960	5,748	(2,781)	(0.68)
Fourth quarter (3)	7,714	4,392	(7,543)	(1.83)

	$34,874	$21,079	$(9,273)	$(2.26)
2007

	Interest	Net Interest	Net	Earnings per Share
	Income	Income	Income	Basic and Diluted

First quarter (4)	$9,366	$3,984	$1,529	$0.36
Second quarter	9,631	4,480	1,047	0.25
Third quarter (5)	9,685	4,741	581	0.14
Fourth quarter (6)	9,739	5,156	1,231	0.30

	$38,421	$18,361	$4,388	$1.05

(1)	During the second quarter 2008, there was a provision for loan and lease losses of $2.7 million due to the increase in nonperforming loans of $7.6 million from year-end 2007.

(2)	During the third quarter 2008, there was a provision for loan and lease losses of $5.1 million due to the increase in nonperforming loans of $8.2 million during the quarter. In addition, the Company recognized impairment losses of $2.3 million mainly relating to its investment in Federal National Mortgage Association and Federal Home Loan Mortgage Corporation preferred stocks.

(3)	During the fourth quarter 2008, the Company recognized impairment losses of $8.4 million on its other bond securities consisting of collateralized debt obligation securities. In addition, there was a provision for loan and lease losses of $5.5 million due to the increase in nonperforming loans of $9.2 million during the quarter. Approximately $1.1 million in loan interest income was also reversed out of interest income as nonperforming loans were placed on nonaccrual status.

(4)	During the first quarter 2007, there was a reduction to the allowance for loan and lease losses and the corresponding provision for loan and lease losses of $1.4 million due to the improvement to the credit quality of the loan portfolio and additional collateral received on an impaired loan.

(5)	During the third quarter 2007, there was a provision for loan and lease losses of $1.0 million due to the growth in the loan portfolio and concerns over the weakening economy and its affect on the loan portfolio.

(6)	During the fourth quarter 2007, there was a provision for loan and lease losses of $539,000 due to the growth in the loan portfolio and increased nonperforming loans.

Note 19 — Adoption of SEC Staff Accounting Bulletin No. 108 (“SAB 108”)
(Table amounts in $ 000s)
     In September 2006, the SEC staff issued SAB 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements.” The SAB was issued to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. SAB 108 establishes an approach that requires quantification of financial misstatements based on the effects of the misstatements on each of a company’s financial statements and related financial statement disclosures. SAB 108 allows the recording of aggregate cumulative misstatements to be adjusted to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. SAB 108 may be used for the correction of the misstatements if the misstatements are not material to any one year but the cumulative effect of the errors would be material if corrected in 2006.
     In the first quarter of 2007, the Company discovered a bookkeeping error in the posting of its ATM service charge income that affected not only 2006 but prior years as well. This error caused an overstatement to the Company’s reported cash and due from banks and noninterest income. The amount of the overstatement for the periods prior to 2006 came to $426,000. SAB 108 allows that not only this $426,000 misstatement be corrected, but any other uncorrected misstatements previously identified for prior periods must also be corrected through this adjustment.
     It was determined that the cumulative effects of these misstatements were immaterial for the years prior to 2006, but the cumulative effect of the errors was material to the Company’s 2006 financial statements. In evaluating the materiality and determining the appropriateness of applying SAB 108 to these errors, the Company considered materiality both quantitatively and qualitatively as proscribed by the SEC’s Staff Accounting Bulletin No. 99 “Materiality” (SAB 99). Evaluation of materiality requires the Company to consider all the relevant circumstances including qualitative factors which may cause misstatements of quantitatively small amounts to be material.

	Period in which the
	Misstatement Originated (1)
	Cumulative			Adjustment
	Prior to	Year Ended		Recorded as of
	January 1,	December 31,		January 1,
	2004	2004	2005	2006

ATM fee income (2)	$(163)	$(126)	$(137)	$(426)
Deferred loan costs (3)	143	27	(11)	159
Other real estate owned (4)			(133)	(133)

Effect on pretax income	(20)	(99)	(281)	(400)
Income tax effect (5)	(8)	(38)	(109)	(155)

Effect on net income (6)	$(12)	$(61)	$(172)

Retained earnings (7)				$(245)

(1)	These errors, other than the ATM fee income-related errors, were previously quantified under the roll-over method and management concluded that they were immaterial — both individually and in the aggregate to the consolidated financial statements period.

(2)	ATM fee income was overstated though a bookkeeping error. To correct this error a decrease to cash and due from banks for $426,000 was recorded as of January 1, 2006 with a corresponding decrease to retained earnings and tax liability.

(3)	Deferred loan costs from loan originations were understated for periods prior to 2005 and overstated for 2005. Deferred loan origination costs were increased by $159,000 as of January 1, 2006 with a corresponding increase to retained earnings and tax liability in order to correct this misstatement.

(4)	Other real estate owned was incorrectly valued in 2005. A decrease was recorded to other real estate owned of $133,000 to correct this misstatement with a corresponding decrease to retained earnings and tax liability.

(5)	As a result of the misstatements described, our net provision for income tax was overstated by $155,000 using the Company’s effective tax rate of 38.818% and the tax liability was decreased by this amount.

(6)	These amounts represent the net over-statement of net income for each period resulting from these misstatements.

(7)	The amount of $245,000 represents the net reduction to retained earnings as of January 1, 2006 to reflect the initial application of SAB 108 and the adjustments described above.

Note 20 — Subsequent Events
     During January 2009, the Company’s stockholders approved an amendment to the Certificate of Incorporation allowing the Company to issue preferred stock. This was done in conjunction with the Company’s application in late 2008 with the Treasury Department to participate in the TARP Capital Purchase Program as the issuance of preferred stock by the Company is a requirement of the program. During January 2009, the Company received approval from the Treasury Department for the TARP funds in the amount of $17,211,000. On February 20, 2009, as part of the TARP Capital Purchase Program established by the Treasury Department under the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009 (“EESA”), the Company entered into a Letter Agreement and the Securities Purchase Agreement — Standard Terms attached thereto (the “Securities Purchase Agreement”) with the Treasury Department, pursuant to which the Company agreed to issue and sell, and the Treasury Department agreed to purchase, (i) 17,211 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Preferred Stock”) having a liquidation amount per share equal to $1,000, and (ii) a ten-year warrant (the “Warrant”) to purchase up to 584,084 shares of the Company’s common stock (the “Common Stock”), or 15% of the aggregate dollar amount of Preferred Stock purchased by the Treasury Department, at an exercise price of $4.42 per share, for an aggregate purchase price of $17,211,000 in cash. The Preferred Stock will pay cumulative dividends at a rate of 5% per year for the first five years, and 9% per year thereafter. The Company may buyback the preferred stock at anytime, subject to the approval of the Company’s primary regulator and the Treasury Department. Both the Preferred Stock and the Warrant will qualify as Tier 1 capital. The Company has the ability to downstream these funds to the Bank to further enhance the Bank’s capital.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.

Item 9A.	Controls and Procedures.
Disclosure Control and Procedures
     Northern States Financial Corporation (the “Company”) maintains disclosure and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chairman of the Board and President and Vice President and Treasurer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
     Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.” Based on that assessment, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective based on the criteria established in “Internal Control-Integrated Framework.”
     The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, has been audited by Plante & Moran, PLLC, an independent registered public accounting firm. As stated in their attestation report dated March 12, 2009, they express an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.

/s/ Fred Abdula	/s/ Thomas M. Nemeth

Fred Abdula	Thomas M. Nemeth
Chairman of the Board & President	Vice President & Treasurer

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Northern States Financial Corporation and Subsidiaries
We have audited Northern States Financial Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Northern States Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.
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
In our opinion, Northern States Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2008 consolidated financial statements of Northern States Financial Corporation and subsidiaries and our report dated March 12, 2009 expressed an unqualified opinion thereon.

/s/ Plante & Moran, PLLC

Chicago, Illinois
March 12, 2009

     There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
     None.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance.
Directors
     The information required by this item with respect to Directors of the Company is set forth under the caption “Directors and Executive Officers” in the Company’s definitive proxy statement, relating to its 2009 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of December 31, 2008 and is incorporated herein by reference as if set forth in full herein as permitted by the General Instruction G(3) to Form 10-K.
Executive Officers
     The Company’s executive officers are Fred Abdula, the President of the Company, Scott Yelvington, Executive Vice President of the Company, Kerry Biegay, Vice President of the Company, Thomas M. Nemeth, Vice President and Treasurer of the Company, Shelly Christian, Executive Vice President and Chief Lending Officer of the Bank and Brett Houston, Executive Vice President and Chief Risk Officer of the Bank. The information called for by this item with respect to executive officers is set forth under the caption “Directors and Executive Officers” in the Company’s Proxy Statement and is incorporated herein by reference.
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

Item 11. Executive Compensation.
     The information called for by this item is set forth under the captions “Compensation Discussion and Analysis”, “Executive Compensation”, “Director Compensation”, “Compensation Committee Report”, and “Summary Compensation Table” in the Company’s Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement is incorporated herein by reference.
     The Company currently has no equity compensation plans and, accordingly, there are no outstanding options, warrants or rights to purchase any of the Company’s equity securities.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
     The information called for by this item is set forth under the captions “Certain Relationships and Related Transactions” and “Corporate Governance — Director Independence” in the Company’s Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
     The information called for by this item is set forth under the caption “Ratification of the Selection of Independent Auditors” in the Company’s Proxy Statement and is incorporated herein by reference.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
1.	Financial Statements

All financial statements of the Company are incorporated herein by reference as set forth under Item 8, Part II of this report on Form 10-K.

2.	Financial Statement Schedules Not applicable.

3.	Exhibits (Numbered in accordance with Item 601 of Regulation S-K)

The following exhibits are filed as part of this report:
3.1	Certificate of Incorporation of the Company, as amended (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 000-19300)).

3.2	Certificate of Amendment of the Certificate of Incorporation of the Company, as amended, dated April 27, 1998.

3.3	Certificate of Amendment of the Certificate of Incorporation of the Company, as amended, dated January 20, 2009.

3.4	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, dated February 18, 2009 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-19300) filed on February 20, 2009).

3.5	Amended and Restated By-laws of the Company dated April 20, 2004 (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-19300) filed on May 10, 2004).

4.1	Form of Certificate of the Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-19300) filed on February 20, 2009).

4.2	Warrant to purchase shares of Common Stock (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 000-19300) filed on February 20, 2009).

10.1	Letter Agreement including the Securities Purchase Agreement — Standard Terms attached thereto, dated February 20, 2009, between the Company and the U.S. Department of the Treasury, with respect to the issuance and sale of Preferred Stock and the Warrant (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-19300) filed on February 20, 2009).

10.2	Side Letter with the U.S. Department of the Treasury, dated February 20, 2009, relating to the Letter Agreement and Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-19300) filed on February 20, 2009).

10.3	Form of Senior Executive Officer Letter Agreement and Waiver executed by each of the following executive officers of the Company as required pursuant to the Securities Purchase Agreement dated February 20, 2009 entered into between the Company and the U.S. Department of the Treasury: Fred Abdula, Kerry Biegay, Shelly Christian, Brett Houston, Thomas Nemeth and Scott Yelvington.

10.4	Employment Agreement by and between NorStates Bank and Scott Yelvington dated September 16, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-19300) filed on September 17, 2008).

11.1	Statement of Computation of per share earnings. (Contained in Notes 1 and 14 to the consolidated financial statements.)

14	Code of Ethics.

21	List of Subsidiaries.

24	Powers of Attorney (set forth on signature page).

31.1	Section 302 Certification of Chairman of the Board and President.

31.2	Section 302 Certification of Vice President and Treasurer.

32	Section 906 Certification.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, on this 25th day of March 2009.

NORTHERN STATES FINANCIAL CORPORATION (Registrant)
/s/ Fred Abdula
Fred Abdula,
Chairman of the Board and President (Principal Executive Officer)

/s/ Thomas M. Nemeth
Thomas M. Nemeth,
Vice President and Treasurer (Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY
     Each director of the Registrant, whose signature appears below, hereby appoints Fred Abdula and Thomas M. Nemeth and each of them severally, as his attorney-in-fact, to sign in his name and on his behalf, as a director of the Registrant, and to file with the Commission any and all Amendments to this Report on Form 10-K, on this 17th day of March 2009.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on this 17th day of March 2009.

/s/ Fred Abdula
Fred Abdula, Director

/s/ Kenneth W. Balza
Kenneth W. Balza, Director

/s/ Theodore A. Bertrand
Theodore A. Bertrand, Director

/s/ Jack H. Blumberg
Jack H. Blumberg, Director

/s/ Frank J. Furlan
Frank J. Furlan, Director

/s/ Harry S. Gaples
Harry S. Gaples, Director

/s/ James A. Hollensteiner
James A. Hollensteiner, Director

/s/ Allan J. Jacobs
Allan J. Jacobs, Director

/s/ Raymond M. Mota
Raymond M. Mota, Director

/s/ Helen Rumsa
Helen Rumsa, Director

/s/ Scott Yelvington
Scott Yelvington, Director

NORTHERN STATES FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008
EXHIBIT INDEX

Exhibits

3.1	Certificate of Incorporation of the Company, as amended (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 000-19300)).

3.2	Certificate of Amendment of the Certificate of Incorporation of the Company, as amended, dated April 27, 1998.

3.3	Certificate of Amendment of the Certificate of Incorporation of the Company, as amended, dated January 20, 2009.

3.4	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, dated February 18, 2009 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-19300) filed on February 20, 2009).

3.5	Amended and Restated By-laws of the Company dated April 20, 2004 (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-19300) filed on May 10, 2004).

4.1	Form of Certificate of the Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-19300) filed on February 20, 2009).

4.2	Warrant to purchase shares of Common Stock (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 000-19300) filed on February 20, 2009).

10.1	Letter Agreement including the Securities Purchase Agreement — Standard Terms attached thereto, dated February 20, 2009, between the Company and the U.S. Department of the Treasury, with respect to the issuance and sale of Preferred Stock and the Warrant (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-19300) filed on February 20, 2009).

10.2	Side Letter with the U.S. Department of the Treasury, dated February 20, 2009, relating to the Letter Agreement and Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-19300) filed on February 20, 2009).

10.3	Form of Senior Executive Officer Letter Agreement and Waiver executed by each of the following executive officers of the Company as required pursuant to the Securities Purchase Agreement dated February 20, 2009 entered into between the Company and the U.S. Department of the Treasury: Fred Abdula, Kerry Biegay, Shelly Christian, Brett Houston, Thomas Nemeth and Scott Yelvington.

10.4	Employment Agreement by and between NorStates Bank and Scott Yelvington dated September 16, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-19300) filed on September 17, 2008).

11.1	Statement of Computation of per share earnings. (Contained in Notes 1 and 14 to the consolidated financial statements.)

14	Code of Ethics.

21	List of Subsidiaries.

24	Power of Attorney (set forth on signature page).

31.1	Section 302 Certification of Chairman of the Board and President.

31.2	Section 302 Certification of Vice President and Treasurer.

32	Section 906 Certification.