Form 10-Q
period 2009-03-31
NORTHERN STATES FINANCIAL CORP /DE/
filed 2009-05-08
CIK 744485

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549
________________________________________________________

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR
☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________  to __________
_________________________________________________________
Commission File Number 000 - 19300
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.        YES: ☒             NO: ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        YES:☐              NO:☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐    Accelerated Filer ☐   Non-accelerated Filer ☐    (Do not check if a smaller reporting company)   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES:  ☐          NO:  ☒

4,072,255 shares of common stock were outstanding
at May 7, 2009

NORTHERN STATES FINANCIAL CORPORATION AND SUBSIDIARY

FORM 10-Q
For the Quarter Ended March 31, 2009
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Northern States Financial Corporation
Waukegan, Illinois

We have reviewed the accompanying interim condensed consolidated balance sheet of NORTHERN STATES FINANCIAL CORPORATION as of March 31, 2009, the condensed consolidated statements of income for the three month periods ended March 31, 2009 and 2008 and the condensed statements of cash flows and stockholders equity for the three month periods ended March 31, 2009 and 2008.  These interim financial statements are the responsibility of the company's management.

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

  /s/Plante & Moran, PLLC

Chicago, Illinois
May 1, 2009

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2009 and December 31, 2008
(In thousands of dollars) (Unaudited)

	March 31, 2009	December 31, 2008
Assets
Cash and due from banks	$11,756	$14,108
Interest bearing deposits in financial institutions - maturities less than 90 days	209	242
Federal funds sold	37,331	7,518
Total cash and cash equivalents	49,296	21,868
Securities available for sale	96,556	103,194
Loans and leases	475,616	480,812
Less: Allowance for loan and lease losses	(11,913)	(10,402)
Loans and leases, net	463,703	470,410
Federal Home Loan Bank stock	1,757	1,757
Office buildings and equipment, net	9,856	9,916
Other real estate owned	6,275	10,575
Goodwill	9,522	9,522
Core deposit intangible asset	810	926
Accrued interest receivable and other assets	14,369	12,551
Total assets	$652,144	$640,719
Liabilities and Stockholders' Equity
Liabilities
Deposits
Demand - noninterest bearing	$56,078	$57,313
Interest bearing	444,442	443,508
Total deposits	500,520	500,821
Securities sold under repurchase agreements	38,754	42,574
Federal Home Loan Bank advance	20,000	20,000
Subordinated debentures	10,000	10,000
Advances from borrowers for taxes and insurance	1,206	1,011
Accrued interest payable and other liabilities	5,129	4,699
Total liabilities	575,609	579,105

Stockholders' Equity
Common stock (Par value $0.40 per share, authorized 6,500,000 shares, issued 4,472,255 shares at March 31, 2009 and December 31, 2008)	1,789	1,789

Preferred stock (Par value $0.40 per share, authorized 1,000,000 shares, issued 17,211 shares with liquidation amounts of $1,000.00 per share at March 31, 2009)	16,550	0
Warrants (584,084 issued and outstanding at March 31, 2009)	681	0
Additional paid-in capital	11,584	11,584
Retained earnings	54,507	56,082
Treasury stock, at cost (400,000 shares at March 31, 2009 and December 31, 2008)	(9,280)	(9,280)
Accumulated other comprehensive income	704	1,439
Total stockholders' equity	76,535	61,614
Total liabilities and stockholders' equity	$652,144	$640,719

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended March 31, 2009 and 2008
(In thousands of dollars, except per share data) (Unaudited)

	Three months ended
	March 31, 2009	March 31, 2008
Interest income
Loans (including fee income)	$6,434	$7,246
Securities
Taxable	1,254	1,888
Exempt from federal income tax	98	115
Federal funds sold and other	3	70
Total interest income	7,789	9,319
Interest expense
Time deposits	2,255	2,826
Other deposits	420	479
Repurchase agreements and federal funds purchased	171	410
Federal Home Loan Bank advances	27	62
Subordinated debentures	123	159
Total interest expense	2,996	3,936
Net interest income	4,793	5,383
Provision for loan and lease losses	1,704	263
Net interest income after provision for loan and lease losses	3,089	5,120
Noninterest income
Service fees on deposits	538	634
Trust income	172	213
Loss on sale of other real estate owned	(1,673)	0
Other operating income	238	293
Total noninterest income	(725)	1,140
Noninterest expense
Salaries and employee benefits	2,101	2,216
Occupancy and equipment, net	732	634
Data processing	391	439
FDIC insururance	152	42
Legal	239	84
Audit and other professional	271	352
Amortization of core deposit intangible asset	116	116
Other operating expenses	821	547
Total noninterest expense	4,823	4,430
Income before income taxes	(2,459)	1,830
Income tax expense	(1,002)	629
Net income (loss)	$(1,457)	$1,201
Dividends to preferred stockholders	98	0
Accretion of discount on preferred stock	20	0
Net income (loss) available to common stockholders	$(1,575)	$1,201
Basic earnings (loss) per share	$(0.39)	$0.29
Diluted earnings (loss) per share	$(0.39)	$0.29
Comprehensive income (loss)	$(2,192)	$1,358

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2009 and 2008
(In thousands of dollars) (Unaudited)

	Three months ended
	March 31, 2009	March 31, 2008
Cash flows from operating activities
Net income	$(1,457)	$1,201
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	157	125
Amortization of other intangible assets	116	116
Provision for loan and lease losses	1,704	263
Loss on sale of other real estate owned	1,673	0
Net change in accrued interest receivable and other assets	(1,375)	25
Net change in accrued interest payable and other liabilities	332	(19)
Net cash from operating activities	1,150	1,711
Cash flows from investing activities
Proceeds from maturities and calls of securities available for sale	5,448	59,526
Purchases of securities available for sale	(38)	(45,528)
Change in loans made to customers	3,443	(29,843)
Property and equipment expenditures	(97)	(102)
Improvements to other real estate owned	(5)	0
Proceeds from sales of other real estate owned	4,242	0
Net cash from investing activities	12,993	(15,947)
Cash flows from financing activities
Net increase (decrease) in:
Deposits	(301)	8,051
Issuance of preferred stock and warrants per TARP	17,211	0
Securities sold under repurchase agreements and federal funds purchased	(3,820)	(2,884)
Advances from borrowers for taxes and insurance	195	172
Federal Home Loan Bank advances	10,000	25,000
Repayment of Federal Home Loan Bank advances	(10,000)	(25,000)
Purchases of treasury stock	0	0
Net cash from financing activities	13,285	5,339
Net change in cash and cash equivalents	27,428	(8,897)
Cash and cash equivalents at beginning of period	21,868	23,634
Cash and cash equivalents at end of period	$49,296	$14,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
Three months ended March 31, 2009 and 2008
(In thousands of dollars, except for per share data) (Unaudited)

	Common Stock	Preferred Stock	Warrants	Additional Paid-In Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2007	$1,789	$0	$0	$11,584	$66,983	$(7,202)	$300	$73,454
Net income					1,201			1,201
Purchase of 50,000 shares of common stock as treasury stock						(993)		(993)
Unrealized gain on securities available for sale, net of deferred tax							157	157
Balance, March 31, 2008	$1,789	$0	$0	$11,584	$68,184	$(8,195)	$457	$73,819
Balance, December 31, 2008	$1,789	$0	$0	$11,584	$56,082	$(9,280)	$1,439	$61,614
Net income					(1,457)			(1,457)
Issuance of preferred stock and warrants		16,530	681					17,211
Accrued dividend on preferred stock					(98)			(98)
Accretion of preferred stock discount issued		20			(20)			0
Unrealized loss on securities available for sale, net of deferred tax							(735)	(735)
Balance, March 31, 2009	$1,789	$16,550	$681	$11,584	$54,507	$(9,280)	$704	$76,535

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

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

The interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes (or "notes thereto") of the Company for the years ended December 31, 2008 and 2007.  The results of operations for the three month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.

Net income (loss) was utilized to calculate earnings (loss) per share for all periods presented.  During the first three months of 2009, the Company had preferred stock and common stock equivalents from warrants related to funds received from the U.S Department of the Treasury (the “Treasury Department”) through its Capital Purchase Program. However, common stock equivalents from warrants during the first quarter of 2009 were antidilutive and therefore not considered in computed diluted earnings per share.  The Company had no common stock equivalents during the first three months of 2008.  The average outstanding common shares used for earnings (loss) per share were as follows:

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended March 31,
	2009	2008
Basic earnings per share:
Net income (loss)	$(1,457)	$1,201
Dividends to preferred stockholders	98	0
Accretion of discount on preferred stock	20	0
Net income available to common stockholders	$(1,575)	$1,201
Weighted average common shares outstanding	4,072,255	4,175,907
Basic earnings (loss) per share	$(0.39)	$0.29

Diluted earnings per share:
Net income (loss)	$(1,457)	$1,201
Dividends to preferred stockholders	98	0
Accretion of discount on preferred stock	20	0
Net income available to common stockholders	$(1,575)	$1,201
Weighted average common shares outstanding	4,072,255	4,175,907
Add: Dilutive effect of assumed warrant exercises	0	0
Weighted average common and dilutive common shares outstanding	4,072,255	4,175,907
Diluted earnings (loss) per share	$(0.39)	$0.29

Note 2 – Preferred Stock

On February 20, 2009, pursuant to the U.S. Department of the Treasury (the “Treasury Department”) TARP Capital Purchase Program, the Company issued to the Treasury Department, in exchange for total proceeds of $17,211,000, (i) 17,211 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Preferred Stock”) par value $.40 per share and a liquidation amount per share equal to $1,000 per share, and (ii) a ten-year warrant (the “Warrant”) to purchase up to 584,084 shares of the Company’s common stock (the “Common Stock”), at an exercise price of $4.42 per share.  The $17,211,000 proceeds were allocated to the Series A Preferred Stock and the Warrant based on the relative fair value of the instruments.  The difference between the initial carrying value of $16,530,000 that was allocated to the Series A Preferred Stock and its redemption value of $17,211,000 will be charged to retained earnings (with a corresponding increase to the carrying value of the Series A Preferred Stock) over the first five years of the contract as an adjustment to the dividend yield using the effective yield method.  The Series A Preferred Stock is generally non-voting and qualifies as Tier 1 capital.

In the event of a liquidation or dissolution of the Company, the Preferred Stock then outstanding takes precedence over the Company’s common stock for the payment of dividends and distribution of assets.

Dividends are payable quarterly on the Series A Preferred Stock at an annual dividend rate of 5% per year for the first five years, and 9% per year thereafter.  The effective yield of the Series A Preferred Stock approximates 5.94%.

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

For as long as any shares of Series A Preferred Stock are outstanding, no dividends may be declared or paid on the Company’s common stock unless all accrued and unpaid dividends for all past dividend periods on the Series A Preferred Stock are fully paid. Pursuant to the Capital Purchase Program, the Treasury Department’s consent is required for any increase in dividends on the Company’s common stock from the amount of the last semi-annual stock dividend declared by the Company prior to October 14, 2008, unless the Series A Preferred Stock is redeemed in whole or the Treasury Department has transferred all of the Series A Preferred Stock it owns to third parties.

The Company may not repurchase any common stock of the Company without the prior consent of the Treasury Department for as long as the shares of Series A Preferred Stock are outstanding to the Treasury Department or the Treasury Department transfers all of the Series A Preferred Stock it owns to third parties.

Note 3 – Common Stock

Information related to common stock was as follows:

	March 31, 2009	December 31, 2008
Par value per share	$0.40	$0.40
Authorized shares	6,500,000	6,500,000
Issued shares	4,472,255	4,472,255
Treasury shares	400,000	400,000
Outstanding shares	4,072,255	4,072,255

Pursuant to the Capital Purchase Program, the Company issued to the Treasury Department a Warrant to purchase up to 584,084 shares of the Company’s common stock at an exercise price of $4.42 per share.  Base upon its fair value relative to the Series A Preferred Stock discussed in Note 2 above of this Quarterly Report, the Warrant was recorded at a value of $681,000 and is accounted for as equity.  The Warrant is exercisable, in whole or in part, at any time and from time to time until the tenth anniversary of the issue date.

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

Note 4 – Subordinated Debentures

During September 2005, the Company issued $10 million of trust preferred securities through Northern States Statutory Trust I, a wholly-owned grantor trust.  The Company issued $10 million of subordinated debentures to Northern States Statutory Trust I, which in turn issued $10 million of trust preferred securities.  The subordinated debentures mature in September 2035.  From December 2005 until September 15, 2010, the subordinated debentures bear interest at a rate equal to the sum of the product of 50% times the 3-month LIBOR plus 1.80%, plus the product of 50% times 6.186%, and thereafter at a rate equal to the 3-month LIBOR plus 1.80%.  The rate on the subordinated debentures was 4.65300% at March 31, 2009 and is the effective rate from March 16, 2009 through June 14, 2009.  For the three months ended March 31, 2009 and 2008, interest expense on the subordinated debentures was $123,000 and $159,000, respectively.

The Company has guaranteed the payment of distributions and payments upon liquidation or redemption of the trust preferred securities, in each case to the extent of funds held by the Trust. The Company and the Trust believe that, taken together, the obligations of the Company under the guarantee, the subordinated debentures, and other related agreements provide, in the aggregate, a full, irrevocable and unconditional guarantee, on a subordinated basis, of all of the obligations of the Trust under the trust preferred securities. Subject to certain limitations, the Company has the right to defer the payment of interest on the subordinated debentures at any time, or from time to time, for a period not to exceed 20 consecutive quarters. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the subordinated debentures at maturity or their earlier redemption. The subordinated debentures are callable at par beginning in 2010 and earlier at the discretion of the Company if certain conditions are met, and, in any event, only after the Company has obtained Federal Reserve approval, if then required under applicable guidelines or regulations.

Note 5 - Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (FAS 157).  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The standard was effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157.  This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material. In October 2008, the FASB issued Staff Position (FSP) 157-3, “Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active.”  This FSP clarifies the application of FAS 157 in a market that is not active.  The impact of adoption was not material.

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

In April 2009, the FASB issued the following three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly.  FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly.  The provisions of FSP FAS 157-4 are effective for the Company’s interim period ending on June 30, 2009.  Management is currently evaluating the effect that the provisions of FSP FAS 157-4 may have on the Company’s statements of income and condition.

FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements.  The provisions of FSP FAS 107-1 and APB 28-1 are effective for the Company’s interim period ending on June 30, 2009.  As FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 is not expected to affect the Company’s statements of income and condition.

FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The provisions of FSP FAS 115-2 and FAS 124-2 are effective for the Company’s interim period ending on June 30, 2009.  Management is currently evaluating the effect that the provisions of FSP FAS 115-2 and FAS 124-2 may have on the Company’s statements of income and condition.

NORTHERN STATES FINANCIAL CORPORATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion focuses on the consolidated financial condition of Northern States Financial Corporation (the “Company”) at March 31, 2009 and the consolidated results of operations for the three month period ended March 31, 2009, compared with the three month period ended March 31, 2008.  The purpose of this discussion is to provide a better understanding of the condensed consolidated financial statements of the Company and the operations of its two wholly-owned subsidiaries, NorStates Bank (the “Bank”) and NorProperties, Inc. (“NorProp”), and the Bank’s wholly- owned subsidiary, Northern States Community Development Corporation (“NSCDC”). This discussion should be read in conjunction with the interim condensed consolidated unaudited financial statements and notes thereto included herein.

Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties.  The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted.  The Company undertakes no obligation to update these forward-looking statements in the future.  The Company cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to March 31, 2009 to differ materially from those expressed in forward-looking statements.  Factors that could cause actual results to differ from those predicted and could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, the potential for further deterioration in the credit quality of the Company’s loan and lease portfolios, uncertainty regarding the Company’s ability to ultimately recover on loans currently on nonaccrual status, unanticipated changes in interest rates, general economic conditions, increasing regulatory compliance burdens or potential legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the Company’s loan or investment portfolios, deposit flows, competition, demand for loan products and financial services in the Company’s market area, and changes in accounting principles, policies and guidelines.  These risks and uncertainties should be considered in evaluating forward-looking statements.

OVERVIEW

Total assets at March 31, 2009 were $652.1 million, an increase of $11.4 million, or 1.8 percent, from total assets of $640.7 million at December 31, 2008.  Loans totaled $475.6 million at March 31, 2009, a decrease of $5.2 million, or 1.1 percent, from loans of $480.8 million at December 31, 2008.  Investment in overnight federal funds sold increased $29.8 million to $37.3 million at March 31, 2009 as compared with $7.5 million at December 31, 2008, as the Company increased its liquidity levels due in part from the receipt of $17.2 million in proceeds from the issuance of preferred stock under the Treasury Department’s TARP Capital Purchase Program.  These funds increased the Company’s capital levels, which exceeded the regulatory minimums for capital adequacy at December 31, 2008.

Deposit totals at March 31, 2009 of $500.5 million remained relatively unchanged from December 31, 2008 deposit levels of $500.8 million.  The deposit mix changed in that core deposits of

NORTHERN STATES FINANCIAL CORPORATION

retail commercial checking, NOW, savings and money market accounts increased $5.7 million to $212.8 million at March 31, 2009 as compared with $207.1 million in core deposits at December 31, 2008.  At the same time, higher cost time deposits declined $9.3 million during the quarter.

The Company had a loss for the first quarter of 2009 of $1,457,000 or $0.39 per share compared with net income of $1,201,000, or $0.29 per share for the same quarter of 2008.  The loss in the first quarter of 2009 was caused by a loss of $1,673,000 on the sale of other real estate owned and the provision of $1,704,000 to the Company’s allowance for loan and lease losses due to declining real estate values on properties used as collateral on troubled loans.

The Company’s net interest income, the difference between interest earned on loans and investments and interest paid on deposits and borrowings, decreased 11 percent, or $590,000, to $4.8 million for the first three months of 2009, as compared with $5.4 million for the same quarter of 2008.  The decline in net interest income was attributable to nonearning nonaccrual loans that totaled $37.1 million at March 31, 2009 as compared with $6.7 million at March 31, 2008.  The net interest spread declined to 2.91 percent during the first quarter of 2009 as compared with 3.11 percent during the same quarter of 2008.

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

Management analyzes the adequacy of the allowance for loan and lease losses at least quarterly.   Factors considered in assessing the adequacy of the allowance include: changes in the type and volume of the loan and lease portfolio; review of the larger credits within the Bank; historical loss experience; current economic trends and conditions; review of the present value of expected cash flows or fair value of collateral on impaired loans and leases; portfolio growth; and other factors management deems appropriate.  Based on management’s analysis, the allowance for loan and lease losses at March 31, 2009 is adequate to cover probable incurred credit losses.

One of the components of the allowance for loan losses is historical loss experience.  Due to the increased historical losses during the past year as compared with previous years, the loss percentages based on the past recent trailing 12 months has been used as it is believed to be more indicative of current loan loss estimates.  This differs from year-end 2008 when a 3-year historic loss average was used and from March 31, 2008 when a 5-year historic loss average was used.

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

Other intangible assets consist of core deposits and acquired customer relationship intangible assets arising from whole bank and branch acquisitions, which is periodically evaluated for impairment.  They are initially measured at fair value and then are amortized on the straight-line method over their estimated useful life of seven years.

FINANCIAL CONDITION

The Company’s federal funds sold at March 31, 2009 increased $29.8 million to $37.3 million compared with $7.5 million at December 31, 2008.  The Company’s federal funds sold position increased from the receipt of $17.2 million in proceeds from the issuance of preferred stock under the Treasury Department’s TARP Capital Purchase Program while loans declined $5.2 million and securities investments declined $6.6 million from year-end 2008.  Federal funds sold are excess funds above what is necessary to maintain at the Federal Reserve that the Company lends/sells to other financial institutions on an overnight basis.  The Company may use the funds for its liquidity needs.

The Company’s securities available for sale declined $6.6 million to $96.6 million at March 31, 2009 compared with $103.2 million at year-end 2008.  The Company did not reinvest the funds into new short-term securities given the relatively low yields offered.  The Company chose not to purchase securities of a duration over five years in an effort to mitigate potential interest rate risk.  At March 31, 2009, securities totaling $75.5 million were pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.

Loans and leases totaled $475.6 million at March 31, 2009, decreasing $5.2 million from $480.8 million at December 31, 2008.  The decrease occurred to commercial loans that were not secured by real estate, which declined $6.4 million from year-end 2008.  The decline in loans was attributable to the receipt of normal scheduled principal payments as well as lower loan demand during the quarter due to borrowers’ concerns about the economy.  Management is considering various alternatives in order to increase its loan portfolio in the coming quarters. Approximately 89 percent of the Bank’s loan portfolio at March 31, 2009 was secured by real estate.  The Company’s loans to the hotel industry were $68.2 million at March 31, 2009.    Loans totaling $115.6 million at March 31, 2009 were pledged to secure lines of credit from the Federal Reserve Bank of Chicago and the Federal Home Loan Bank of Chicago.  Loan commitments have decreased $11.4 million to $72.0 million at March 31, 2009 compared with $83.4 million at December 31, 2008, corresponding to the decline in loan demand during the first quarter of 2009.  Letters of credit also decreased slightly during the quarter to $7.6 million from $7.8 million at year-end.  At March 31, 2009, loans to related parties totaled $879,000 and loan commitments and letters of credit issued to related parties were $1.2 million.  Loans, loan commitments and letters of credit to related parties are made on the same terms and conditions that are available to the public.

NORTHERN STATES FINANCIAL CORPORATION

Deposits remained stable at March 31, 2009, totaling $500.5 million as compared with $500.8 million at year-end 2008.  The deposit mix changed in that core deposits, including retail and commercial checking,  NOW, savings and money market accounts, which are generally considered more stable and lower cost deposits, increased $5.7 million to $212.8 million at March 31, 2009 as compared with $207.1 million in core deposits at December 31, 2008.  Contributing to the growth of core deposit was a new “High Yield Checking” NOW account product, in which depositors earn an APY of 4.50 percent on balances up to $25,000 if certain conditions are met.  At the same time, higher cost time deposits declined $9.3 million, including a reduction of $1.2 million to brokered time deposits to $98.0 million, compared with $99.2 million at December 31, 2008.

Securities sold under repurchase agreements decreased by $3.8 million to $38.8 million at March 31, 2009 from $42.6 million at December 31, 2008.  The decline in repurchase agreement balances increases the Company’s liquidity as it lowers the amount of securities needed to be pledged.

During January 2009, the Company’s stockholders approved an amendment to the Certificate of Incorporation authorizing the Company to issue preferred stock.  This was done in conjunction with the Company’s application in late 2008 to the Treasury Department to participate in the TARP Capital Purchase Program as the issuance of preferred stock by the Company was a requirement of the program.  During January 2009, the Company received approval from the Treasury Department for the TARP funds in the amount of $17,211,000.

On February 20, 2009, as part of the TARP Capital Purchase Program established by the Treasury Department under the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009 (“EESA”), the Company entered into a Letter Agreement and the Securities Purchase Agreement – Standard Terms attached thereto (the “Securities Purchase Agreement”) with the Treasury Department, pursuant to which the Company agreed to issue and sell, and the Treasury Department agreed to purchase, (i) 17,211 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Preferred Stock”) having a liquidation amount per share equal to $1,000, and (ii) a ten-year warrant (the “Warrant”) to purchase up to 584,084 shares of the Company’s common stock (the “Common Stock”), or 15% of the aggregate dollar amount of Preferred Stock purchased by the Treasury Department, at an exercise price of $4.42 per share, for an aggregate purchase price of $17,211,000 in cash.  The Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years, and 9% per year thereafter.  The Company may buyback the preferred stock at anytime, subject to the approval of the Company’s primary regulator and the Treasury Department.  Both the Preferred Stock and the Warrant will qualify as Tier 1 capital.  Subsequent to March 31, 2009, the Company contributed $16.0 million of these funds to the Bank to further enhance the Bank’s capital.

FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s securities that were measured at fair value on a recurring basis at March 31, 2009, and the valuation techniques used by the Company to determine the fair values.

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

NORTHERN STATES FINANCIAL CORPORATION

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

Disclosures concerning securities measured at fair value are as follows:

TABLE 1

NORTHERN STATES FINANCIAL CORPORATION
ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS
As of March 31, 2009
($ 000s)

Fair Value Measurements at Reporting Date Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	03/31/09	(Level 1)	(Level 2)	(Level 3)
Securities available for sale	$96,556	$ 1,017	$ 95,295	$ 244

Securities classified within Level 3 consist primarily of collateralized debt obligations (“CDOs”).  The CDOs were valued using discounted cash flow models that integrate significant inputs, including prepayment speed, discount and loss rates which are estimated based on projected performance of the specific entities that secure the instruments.

NORTHERN STATES FINANCIAL CORPORATION

TABLE 2
NORTHERN STATES FINANCIAL CORPORATION
CHANGES IN LEVEL 3 MEASURED AT FAIR VALUE ON A RECURRING BASIS
As of March 31, 2009
($ 000s)
Securities
Available
for Sale
Balance at December 31, 2008	$2,265
Total realized and unrealized gains (losses) included in income	0
Total unrealized gains (losses) included in other comprehensive income	(2,021)
Net purchase, sales, calls and maturities	0
Net transfer into Level 3
Balance at March 31, 2009	$244

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are held to maturity loans that are considered impaired per Financial Accounting Standard 114.  The Company has estimated the fair values of the impaired loans using Level 3 inputs, specifically discounted cash flow projections, or, if collateral dependent, the realizable value of the collateral.

TABLE 3

NORTHERN STATES FINANCIAL CORPORATION
ASSETS MEASURED AT FAIR VALUE ON A NON-RECURRING BASIS
As of March 31, 2009
($ 000s)

Fair Value Measurements at Reporting Date Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable	Total Change
		Assets	Inputs	Inputs	for the period
Description	03/31/09	(Level 1)	(Level 2)	(Level 3)	ended 03/31/09
Impaired loans accounted
for under FAS 114	$ 23,729	$ -	$ -	$ 23,729	$ (2,462)

CAPITAL RESOURCES

Total stockholders’ equity increased $14.9 million to $76.5 million at March 31, 2009, as compared with $61.6 million at year-end 2008.  The increase was the result of the receipt of $17.2 million in TARP funds from the Treasury Department on February 20, 2009.  In exchange for these funds the Company issued preferred stock and warrants to the Treasury Department.  During the first quarter of 2009, capital was reduced as the Company recognized losses for the quarter of $1.5 million.  Capital was also reduced by $98,000 to account for accrued dividends on the preferred stock for the period February 20, 2009 through March 31, 2009 and by $735,000 due to the decline in the accumulated other comprehensive income relating to the unrealized loss on securities available for sale, net of deferred tax.  The book value of the Company’s common stock at March 31, 2009 was $14.57 per share.

NORTHERN STATES FINANCIAL CORPORATION

On a consolidated basis, the Company’s Tier 1 to total assets ratio and total capital to assets ratio, on a risk adjusted basis, were 13.78 percent and 15.04 percent, respectively, as of March 31, 2009, and exceed the regulatory minimum for capital adequacy purposes.  Subsequent to March 31, 2009, the Company’s Board of Directors determined that there would be no semi-annual cash dividend paid on June 1, 2009 due to the reduced earnings of the Company and in order to preserve capital.

LIQUIDITY

The Company’s liquidity is measured by the ability to raise funds through deposits, borrowed funds, capital or cash flow from the repayment or maturities of loans and securities and net profits.   Liquidity is primarily managed through the growth of deposits and by liquid assets such as cash and due from banks less any reserve requirements, securities available for sale less any pledged securities and federal funds sold.  Asset and liability management is the process of managing the balance sheet to achieve a mix of earning assets and liabilities in such a way that achieves an interest rate risk profile acceptable to management and assists in achieving a desired level of profitability.  An important part of the overall asset and liability management process is providing adequate liquidity.  Liquid assets at the Bank consist of cash and cash equivalents less any Federal Reserve Bank deposit requirements plus unpledged securities available for sale.  The Bank’s liquid assets totaled $65.6 million at March 31, 2009, as compared with $46.8 million at December 31, 2008.

Management reviews the liquidity ratio and as well as its sources and uses of funds weekly.  The liquidity ratio is the net liquid assets divided by net deposits and short-term liabilities.  At March 31, 2009, this ratio at the Bank was 12.8 percent and was within management’s internal policy guidelines.

Liquidity management involves the Company’s ability to meet the cash flow requirements of customers and other operating needs.  The Company needs to have sufficient cash flow to meet borrowers’ needs to fund loans or the requirements of depositors wanting to withdraw funds.  The Statements of Cash Flows shows that for the three months ended March 31, 2009 cash and cash equivalents increased by $27.4 million to $49.3 million, primarily as the result of the receipt of $17.2 million in TARP funds.

Federal funds sold, interest bearing deposits in banks and available for sale securities, particularly those of shorter maturities, are principal sources of liquidity.  Federal funds sold at March 31, 2009 were $37.3 million as compared with $7.5 million at December 31, 2008.  The Company classifies all of its securities as available for sale, which increases the Company's flexibility in that the Company can use its unpledged securities to meet liquidity requirements by increasing its repurchase agreement balances.  Securities available for sale totaled $96.6 million at March 31, 2009 of which $72.5 million were pledged to secure public deposits and repurchase agreements as compared with pledged securities of $72.0 million at December 31, 2008.

During the first three months of 2009, the Company had incoming cash flows from maturities and calls of securities available for sale of $5.4 million while it had cash outflows for purchases of securities of $38,000.  These securities activities during the first quarter of 2009 provided liquidity of $5.4 million.

An important source of liquidity to the Company is deposits.  During the first quarter of 2009 the Company had net outgoing cash flows of $301,000 due to a slight decline in deposits.  The Company has the ability to increase deposits by increasing the interest rates it pays on its deposits as compared to its competition.

NORTHERN STATES FINANCIAL CORPORATION

Another important source of liquidity to the Company is borrowings.  During the first quarter of 2009, borrowings through repurchase agreements decreased $3.8 million.  The Company drew on its line of credit with the Federal Home Loan Bank of Chicago during the first quarter in the amount of $10.0 million and later paid off this borrowing during the quarter.  At March 31, 2009, the Company had a line of credit at the Federal Home Loan Bank of Chicago of $36.0 million of which $20.0 million had been outstanding leaving $16.0 million available at quarter-end.  At March 31, 2009, the Company had a line of credit with the Federal Reserve Bank of Chicago of $34.6 million which was available to the Company for liquidity.  Subsequent to March 31, 2009, the line of credit available to the Company from the Federal Reserve Bank of Chicago was reduced to $30.9 million as the Federal Reserve Bank of Chicago reduced the percentage it would lend on certain loans pledged by the Company.   Additional funds available from three independent banks at March 31, 2009 total $35.0 million and help ensure the Company’s ability to meet any funding needs, including any unexpected strain on liquidity.  Subsequent to March 31, 2009, one of the three independent banks cancelled the line available to the Bank that had been $15.0 million at March 31, 2009.

RESULTS OF OPERATIONS

NET INCOME

The Company recognized a loss for the quarter ended March 31, 2009 of $1,457,000 compared with net income of $1,201,000, for the same quarter of 2008.  The loss during the first quarter of 2009 was impacted by a loss on the sale of other real estate owned of $1.7 million as well as a provision to the allowance for loan for loan and lease losses of $1.7 million.  For the three months ended March 31, 2009, the annualized return on average assets was negative 0.91 percent as compared with 0.75 percent for the same quarter in the previous year.

NET INTEREST INCOME

Net interest income, the difference between interest income on earning assets and interest expense on interest bearing liabilities, decreased 11 percent, or $590,000, to $4.8 million for the first three months of 2009, as compared with $5.4 million for the same quarter of 2008.  The decline in net interest income was attributable to increased levels of nonaccrual loans during the first quarter of 2009 as compared with the same quarter of 2008.

Average interest earning assets during the three months ended March 31, 2009 totaled $604.2 million, $1.8 million less than the levels of average earning assets during the three months ended March 31, 2008.  As such, the decrease in interest income was not affected significantly by the lower volume of interest earning assets during the first quarter of 2009.

Interest rates were generally lower during the first quarter of 2009 than during the first quarter of 2008 and affected net interest income by causing rates earned on interest earning assets and rates paid on interest bearing liabilities to decrease during the first quarter of 2009 as compared with the same period last year.  The lower interest rates were evidenced by a prime lending rate of 3.25 percent during the entire first quarter of 2009, compared to the prime rate at the beginning of the first quarter of 2008 of 7.25 percent, which decreased 200 basis points, to end at 5.25 percent at March 31, 2008.

During the first quarter of 2009 the net interest rate spread decreased 20 basis points to 2.91 percent as compared to 3.11 percent for the same quarter of 2008.  Rates on interest earning assets decreased 99 basis points during the first quarter of 2009 as compared with the same quarter of 2008.  Rates paid on interest earning assets declined by 79 basis points during the first quarter of 2009 as compared with the same quarter of 2008.  The reason that rates earned on interest earning assets declined

NORTHERN STATES FINANCIAL CORPORATION

more than rates paid on interest earning assets is that nonearning nonaccrual loans totaled $37.1 million at March 31, 2009 as compared with $6.7 million at March 31, 2008, an increase of $30.4 million. The net yield on interest earning assets ratio decreased 37 basis points to 3.24 percent for the first quarter 2009 as compared with 3.61 percent for the same quarter 2008.

TABLE 4

NORTHERN STATES FINANCIAL CORPORATION
 ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES
For the Three Months Ended March 31, 2009 and 2008 - Rates are Annualized
($ 000s)

		2009			2008
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Loans (1)(2)(3)	$479,994	$6,456	5.38%	$446,247	$7,268	6.51%
Taxable securities (4)	96,047	1,254	5.38%	139,266	1,888	5.47%
Tax advantaged securities (2) (4)	9,418	149	6.33%	11,239	174	6.20%
Federal funds sold	18,761	3	0.06%	9,227	70	3.03%
Interest earning assets	604,220	7,862	5.23%	605,979	9,400	6.22%
Noninterest earning assets	39,319			36,648
Average assets	$643,539			$642,627

Liabilities and stockholders' equity
NOW deposits	$43,617	$35	0.32%	$43,564	$39	0.36%
Money market deposits	65,173	316	1.94%	70,172	350	2.00%
Savings deposits	60,733	69	0.45%	61,531	90	0.59%
Time deposits	273,466	2,255	3.30%	251,545	2,826	4.49%
Other borrowings	73,583	321	1.74%	79,230	631	3.19%
Interest bearing liabilities	516,572	2,996	2.32%	506,042	3,936	3.11%
Demand deposits	50,692			55,507
Other noninterest bearing liabilities	8,503			6,963
Stockholders' equity	67,772			74,115
Average liabilities and stockholders' equity	$643,539			$642,627

Net interest income		$4,866			$5,464

Net interest spread			2.91%			3.11%

Net yield on interest earning assets (4)			3.24%			3.61%

Interest-bearing liabilities to earning assets ratio			85.49%			83.51%
_______________
(1)	Interest income on loans includes loan origination and other fees of $32,000 and $32,000 for the three months ended March 31, 2009 and 2008, respectively.
(2)
Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34 percent tax rate. The tax equivalent adjustment reflected in the above table for municipal loans is approximately $22,000 and $22,000 for the three months ended March 31, 2009 and 2008, respectively.  The tax equivalent adjustment reflected in the above table for municipal securities is approximately $51,000 and $59,000 for the three months ended March 31, 2009 and 2008, respectively.

(3)	Non-accrual loans are included in average loans.
(4)
Rate information was calculated on the average amortized cost for securities.  The three months ended March 31, 2009 and 2008, average balance information includes an average unrealized gain (loss) for taxable securities of $2,743,000 and $1,148,000, respectively, and for tax-advantaged securities of ($3,000) and $9,000, respectively.

NORTHERN STATES FINANCIAL CORPORATION

ASSET QUALITY AND THE PROVISION FOR LOAN AND LEASE LOSSES

At March 31, 2009, management, with the concurrence of the Board of Directors, after carefully reviewing the adequacy of the allowance for loan and lease losses and the levels of nonperforming and impaired loans and leases, determined that an allowance of $11.9 million was adequate to cover probable incurred loan and lease losses as compared with $10.4 million at year-end 2008.  During the first three months of 2009, $201,000 in loans and leases were charged-off against the allowance compared with charge-offs of $74,000 during the same period last year.  Recoveries, during the three months ended March 31, 2009, of loans previously charged-off totaled $9,000 as compared with $34,000 in recoveries during the same period in 2008.  During the first quarter of 2009, the provision for loan and lease losses was $1.7 million as compared with $263,000 during the same quarter of 2008.

Nonperforming loans and leases, which include loans and leases on nonaccrual status in addition to loans and leases 90 days or more past due and still accruing interest, were $39.5 million at March 31, 2009, or 8.30 percent of total loans and leases, as compared with $37.1 million at December 31, 2008, or 7.71 percent of loans and leases.

At March 31, 2009, loans on nonaccrual status totaled $37.1 million, as compared with $36.6 million at year-end 2008.  Two loan relationships account for $26.1 million or 70 percent of total nonaccrual loans at March 31, 2009.  These loans are secured by commercial office and multi-family apartment buildings on which the borrowers have experienced cash flow problems due to vacancies.   The Company is taking steps to cure the delinquencies, including foreclosure.

During the first quarter of 2009, the Company received loan payments on other nonaccrual loans that reduced nonaccrual loans carried at December 31, 2008 by approximately $650,000.  The Company also took possession of foreclosed properties securing other nonaccrual loans that had been carried at year-end at $1.7 million.  After writing down these loans approximately $200,000 to their fair value, less estimated selling costs, these loans were transferred to other real estate owned in the amount of $1.5 million. During the first quarter of 2009, a construction loan totaling $2.5 million and a loan totaling $353,000, secured by an apartment building, were placed in nonaccrual status as the borrowers defaulted on their payments.

Loans and leases 90 days or more past due and still accruing interest increased to $2.4 million at March 31, 2009 compared with $442,000 at December 31, 2008.  These loans are well secured and in the process of collection.  During the three months ended March 31, 2009, the Company took possession of a property that had been securing a loan that had been 90 days or more past due and still accruing interest at December 31, 2008 in the amount of $108,000.  This amount was transferred to other real estate owned during the first quarter of 2009.

Impaired loans and leases at March 31, 2009 totaled $41.4 million, as compared with $43.8 million at December 31, 2008.  The Company considers a loan or lease impaired if full principal and interest will not be collected under the contractual terms of the note.  Nonaccrual loans and leases are classified as impaired.  Impaired loans and leases are carried at the present value of expected cash flows discounted at the loan's effective interest rate or at the fair value of the collateral, if the loan or lease is collateral dependent.  At March 31, 2009, $5.1 million of the Company’s allowance for loan and lease losses was allocated to impaired loans.

NORTHERN STATES FINANCIAL CORPORATION

Nonperforming loans inched up during the quarter ended March 31, 2009, as the economy and decreasing real estate values continued to weaken some loan relationships.   Management continues to emphasize the early identification of loan related problems and remains aggressive in pursuing resolution strategies.  The Company has adopted a more stringent and disciplined loan underwriting policy in regards to relationship size and out of market credits.  The Company continues to be an active lender for its current customers as well as qualifying prospective loan customers.

TABLE 5

NORTHERN STATES FINANCIAL CORPORATION
NONPERFORMING ASSETS
($ 000's)

	March 31,	December 31,
	2009	2008
Loans and leases
Nonaccrual status	$37,052	$36,624
90 days or more past due, still accruing	2,442	442
Total nonperforming loans and leases	39,474	37,066
Other real estate owned	6,275	10,575
Total nonperforming assets	$45,749	$47,641

Nonperforming loans and leases as a percentage of total loans, net of unearned income and deferred loan fees	8.30%	7.71%

Nonperforming assets as a percentage of total assets	7.02%	7.44%

Nonperforming loans and leases as a percentage of the allowance for loan losses	331.35%	356.34%

Another component of nonperforming assets is other real estate owned, consisting of assets acquired through loan foreclosure and repossession. At March 31, 2009, other real estate owned totaled $6.3 million, a decrease of $4.3 million from $10.6 million at December 31, 2008.  During the first quarter of 2009, the Company sold a luxury home that had been valued at $5.9 million for $4.2 million recognizing a $1.7 million loss on the sale.  The Company’s loss on the sale was due to declining values of luxury homes, large inventory, and the limited number of buyers for such homes.  In addition, the foreclosure and transfer of $1.6 million in properties to other real estate owned from loans contributed to other real estate owned during the quarter ended March 31, 2009.

The properties transferred into other real estate owned during the first quarter of 2009 include a garden center and greenhouses on 28 acres of land carried at $958,000, a commercial building with apartment units carried at $108,000, a commercial building consisting of a restaurant/bar carried at $129,000, two single family homes carried at $210,000 and $195,000 and a vacant lot carried at $11,000.  The Company is actively pursuing the sale each of its other real estate owned properties.

NORTHERN STATES FINANCIAL CORPORATION

Other real estate owned includes a property acquired in 1987 through the receipt of deed in lieu of foreclosure.  This property is a former commercial/industrial site located in Waukegan, Illinois, overlooking Lake Michigan, with a carrying value of $1,996,000 at March 31, 2009.  The Company is attempting to sell this property through the Bank’s subsidiary, Northern States Community Development Corporation as part of the City of Waukegan’s lakefront development plans.

This property is a former commercial/industrial site and environmental remediation costs may be incurred in disposing of this property.  During the fourth quarter of 2008, the Company had an independent environmental consultant update its opinion as to estimated environmental remediation costs with this property.  This updated report estimated that there were remaining costs of $259,000 to achieve acceptable levels of contaminants for commercial/industrial or restricted residential land use and to prevent migration of the contaminants to adjoining off-site properties and Lake Michigan.  The estimated remediation costs had declined from $1.6 million at year-end 2007 as the Company has made environmental improvements to the property in the amount of $281,000 during 2008 that increased the carrying value of the property by that amount.  During 2008, the Company also entered into an agreement with a contractor that provides for low cost delivery and grading of clean soil to the site for surface capping purposes.  No determination has been made as to the ultimate end use of the property, which would need to be approved by the City of Waukegan as part of its Lakefront Downtown Master Plan. The appraised value of the property supports the Bank’s carrying value, plus the estimated remediation costs and as such, at this time, no liability has been recorded for these estimated environmental remediation costs.

The fair value of other real estate owned is reviewed by management at least quarterly to help ensure the reasonableness of its carrying value, which is lower of cost or the fair value less estimated selling costs.

NONINTEREST INCOME

Noninterest income for the three months ended March 31, 2009 was a loss of $725,000 due to the loss on the sale of other real estate owned of $1.7 million.  When factoring out the loss on other real estate owned, noninterest income would have been $948,000 for the first quarter of 2009, decreasing $192,000 as compared with $1,140,000 for the same quarter of 2008.  The decrease was primarily from a $96,000 decrease in service fees on deposits due to declining overdraft fee income and lower retail service charges in order to be competitive with other financial institutions. Trust fee income was also $41,000 less during the first quarter of 2009 due to the declining stock market.

NONINTEREST EXPENSE

Noninterest expense for the quarter ended March 31, 2009 was $4,823,000, increasing $393,000 from $4,430,000 for the same quarter last year.  In comparing noninterest expenses for the first quarter of 2009 to the same quarter of 2008, a large part of the increase was attributable to increases of $274,000 to other operating expenses that totaled $821,000 during the first quarter of 2009 as compared with $547,000 during the same quarter last year.  Most of the increase to other operating expenses pertained to increases to the advertising and other real estate owned expense components of other operating expenses. The Company increased its advertising outlay during the first quarter of 2009 by $108,000 compared with the same quarter last year as the Bank launched a reintroduction of its brand with an updated look.  Expenses relating to other real estate owned during the three months ended March 31, 2009 also increased $94,000 as compared with the first quarter last year as $1.6 million in properties were transferred into other real estate owned.  The Company also experienced increases to its legal expenses, FDIC insurance and occupancy and equipment expenses during the first quarter of 2009 as compared

NORTHERN STATES FINANCIAL CORPORATION

with the same period of 2008.  The increase in 2009 to nonperforming loans caused legal expenses to increase $155,000 during the quarter.  FDIC insurance expense also increased $110,000 during the first quarter of 2009 as the FDIC increased its premium rates.  The Company expects FDIC insurance expense will continue to rise during the remainder of 2009.  Occupancy expense increased $98,000 during the first three months of 2009 due to increased depreciation on the remodeling of the Bank’s offices in 2008 as well as snow removal expenses.  Offsetting some of these increases was a decline to salaries and employee benefit expenses of $115,000 and a decline to audit and other professional fees of $81,000 due to reduced audit requirements for 2009 as the Company is no longer an accelerated filer, as defined by the U.S. Securities and Exchange Commission.

FEDERAL AND STATE INCOME TAXES

For the three months ended March 31, 2009, the Company had a tax benefit of $1,002,000 as compared with income taxes of $629,000 for the same three months last year.  The tax benefit resulted from the pretax loss of $2.5 million during the first quarter of 2009.

During 2008, the Company had an accumulated net operating loss for state income tax purposes of approximately $615,000, which will be carried forward to reduce future taxable income.  The net operating loss carried forward will expire in 2021, if it is not utilized.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The Company has contractual obligations that may not appear on the balance sheet.  Table 6 presents the Company’s significant fixed and determinable contractual obligations as of March 31, 2009, by payment date. The payment amounts in Table 6 represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts or similar carrying amount adjustments.

TABLE 6

NORTHERN STATES FINANCIAL CORPORATION
CONTRACTUAL OBLIGATIONS
As of March 31, 2009
($ 000s)

		Greater than	Greater than
		1 yr. and less	3 yrs. and less
	One year	than or equal	than or equal	Greater than
Contractual obligations	or less	to 3 yrs.	to 5 yrs.	5 yrs.	Total

Long-term debt
Federal Home Loan Bank
term advances	$20,000	$0	$0	$0	$20,000
Subordinated debentures	0	0	0	10,000	10,000
Time deposits	215,614	53,760	0	0	269,374
Other contractual obligations
Standby letters of credit	7,576	0	0	0	7,576

NORTHERN STATES FINANCIAL CORPORATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Several ways the Company can manage interest rate risk include: selling existing assets or repaying certain liabilities and matching repricing periods for new assets and liabilities, for example, by shortening terms of new loans or securities.  Financial institutions are also subject to prepayment risk in a falling rate environment.  For example, a debtor may prepay financial assets so that the debtor may refinance obligations at new, lower rates.  Prepayments of assets carrying higher rates reduces the Company’s interest income and overall asset yields.  The Company attempts to lessen prepayment risk by having prepayment penalties on commercial purpose loans.  A large portion of an institution’s liabilities may be short term or due on demand, while most of its assets may be invested in longer-term loans or securities. Accordingly, the Company seeks to have in place sources of cash to meet short-term demands.  These funds can be obtained by increasing deposits, borrowing, or selling assets.

Financial institutions are also subject to interest rate risk in a rising rate environment.  Call features on securities may not be exercised and lower yielding securities may remain in the Company’s securities portfolio until maturity.

Table 7 shows how interest rate shocks of decreasing rates 1% and 2% and increasing rates 1% and 2% affect 12 month projected net interest income at March 31, 2009 and December 31, 2008.  The computer simulation model used to do the interest rate shocks and calculate the effect on projected net interest income takes into consideration maturity and repricing schedules of the various assets and liabilities as well as call provisions on the Company’s securities.

At March 31, 2009 the projected net interest income increases $394,000 when rates are shocked upward 2% while projected net interest income decreases $865,000 for a 2% downward rate shock.  Interest rates at March 31, 2009, as evidenced by the prime lending rate at 3.25 percent, its lowest level since 1955, were very low.  Many deposit rates could not go down 200 basis points with a 2% downward rate shock as the deposit rate would then be negative.  As such, the rate shocks downward would lower

NORTHERN STATES FINANCIAL CORPORATION

interest income earned on loans and investments to a greater extent than interest paid on deposits and borrowings, thereby causing net interest income to decline.

At both March 31, 2009 and December 31, 2008, the percentage changes from the base forecasted 12-month net interest income are within policy guidelines and show that interest rate risk was minimal at March 31, 2009.

TABLE 7

NORTHERN STATES FINANCIAL CORPORATION
EFFECT OF INTEREST SHOCKS ON NET INTEREST INCOME
as of March 31, 2009 and December 31, 2008
($000s)

		Immediate Change in Rates
	-2.00%	-1.00%	+1.00%	+2.00%

March 31, 2009:
Dollar Change from Base Forecast	$(865)	$(343)	$301	$394
Percent Change from Base Forecast	-5.05%	-2.00%	1.76%	2.30%

December 31, 2008:
Dollar Change from Base Forecast	$(656)	$(325)	$(88)	$(250)
Percent Change from Base Forecast	-3.82%	-1.89%	-0.51%	-1.45%

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s management has evaluated, with the participation of the Chairman of the Board and President, and Vice President and Treasurer, the Company’s disclosure controls and procedures (as such term is defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on that evaluation, the Chairman of the Board and President, and Vice President and Treasurer have concluded that these controls and procedures were effective as of such date.  There were no changes in internal control over financial reporting (as such term is defined in Rule 13a – 15(f) under the Securities Exchange Act of 1934) that occurred during the first quarter of 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

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

ITEM 1A.  RISK FACTORS.

There have been no material changes to the risk factors relating to the Company from those risk factors previously disclosed in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2008 in response to Item 1A. to Part I of Form 10-K.

NORTHERN STATES FINANCIAL CORPORATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

A special meeting of stockholders of the Company was held on January 15, 2009, with the stockholders of record at November 19, 2008 eligible to vote in person or by proxy, with one vote for each share owned, to act on a proposed amendment to the Company’s Certificate of Incorporation, as amended, to authorize up to 1,000,000 shares of preferred stock, par value $0.40 per share, and to provide the Board of Directors with the express authority to fix the number, rights, powers, preferences, qualifications, limitations and restrictions of each series of preferred stock. There were 4,072,255 shares of stock outstanding and eligible to vote as of November 19, 2008.  The proposed amendment was approved by the stockholders by a vote of 2,561,728 shares FOR approval, with 162,680 shares voting AGAINST, and 16,548 shares ABSTAINING.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

(a)           Exhibits.

Exhibit 3.1 Certificates of Incorporation of the Company, as amended (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 000-19300)).

Exhibit 3.2 Certificate of Amendment of the Certificate of Incorporation of the Company, as amended dated April 27, 1998 (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-19300) filed on March 25, 2009).

Exhibit 3.3 Certificate of Amendment of the Certificate of Incorporation of the Company, as amended dated January 20, 2009 (incorporated herein by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-19300) filed on March 25, 2009).

Exhibit 3.4 Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, dated February 18, 2009 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-19300) filed on February 20, 2009).

Exhibit 3.5 Amended and Restated By-laws of the Company dated April 20, 2004 (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-19300) filed on May 10, 2004).

NORTHERN STATES FINANCIAL CORPORATION

Exhibit 4.1 Form of Certificate of the Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-19300) filed on February 20, 2009).

Exhibit 4.2 Warrant to purchase shares of Common Stock (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 000-19300) filed on February 20, 2009).

Exhibit 10.1 Letter Agreement including the Securities Purchase Agreement – Standard Terms Attached thereto, dated February 20, 2009, between the Company and the U.S. Department of the Treasury, with respect to the issuance and sale of Preferred Stock and Warrant (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-19300) filed on February 20, 2009).

Exhibit 10.2 Side Letter Agreement with the U.S. Department of the Treasury, dated February 20, 2009, relating to the Letter Agreement and Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-19300) filed on February 20, 2009).

Exhibit 10.3 Form of Senior Executive Officer Letter Agreement and Waiver executed by each of the following executive officers of the Company as required pursuant to the Securities Purchase Agreement dated February 20, 2009 entered into between the Company and the U.S. Department of the Treasury; Fred Abdula, Kerry Biegay, Shelly Christian, Brett Houston, Thomas Nemeth and Scott Yelvington (incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-19300) filed on March 25, 2009).

Exhibit 11.1  Statement of Computation of per share earnings. (Contained in Notes 1 and 3 to the condensed consolidated financial statements.)

Exhibit 31.1 Section 302 Certification of Chairman of the Board and President.

Exhibit 31.2 Section 302 Certification of Vice President and Treasurer.

Exhibit 32.1 Section 906 Certification.

NORTHERN STATES FINANCIAL CORPORATION
FORM 10-Q
March 31, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized, on this 8th day of May 2009.

NORTHERN STATES FINANCIAL CORPORATION (Registrant)

Date: May 8, 2009	By:	/s/Fred Abdula
Fred Abdula
Chairman of the Board of
Directors and President

Date: May 8, 2009	By:	/s/Thomas M. Nemeth
Thomas M. Nemeth
Vice President and Treasurer

NORTHERN STATES FINANCIAL CORPORATION
FORM 10-Q
March 31, 2009

EXHIBIT INDEX

Exhibits

Exhibit 3.1 Certificates of Incorporation of the Company, as amended (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 000-19300)).

Exhibit 3.2 Certificate of Amendment of the Certificate of Incorporation of the Company, as amended dated April 27, 1998 (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-19300) filed on March 25, 2009).

Exhibit 3.3 Certificate of Amendment of the Certificate of Incorporation of the Company, as amended dated January 20, 2009 (incorporated herein by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-19300) filed on March 25, 2009).

Exhibit 3.4 Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, dated February 18, 2009 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-19300) filed on February 20, 2009).

Exhibit 3.5 Amended and Restated By-laws of the Company dated April 20, 2004 (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-19300) filed on May 10, 2004).

Exhibit 4.1 Form of Certificate of the Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-19300) filed on February 20, 2009).

Exhibit 4.2 Warrant to purchase shares of Common Stock (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 000-19300) filed on February 20, 2009).

Exhibit 10.1 Letter Agreement including the Securities Purchase Agreement – Standard Terms Attached thereto, dated February 20, 2009, between the Company and the U.S. Department of the Treasury, with respect to the issuance and sale of Preferred Stock and Warrant (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-19300) filed on February 20, 2009).

Exhibit 10.2 Side Letter Agreement with the U.S. Department of the Treasury, dated February 20, 2009, relating to the Letter Agreement and Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-19300) filed on February 20, 2009).

Exhibit 10.3 Form of Senior Executive Officer Letter Agreement and Waiver executed by each of the following executive officers of the Company as required pursuant to the Securities Purchase Agreement dated February 20, 2009 entered into between the Company and the U.S. Department of the Treasury; Fred Abdula, Kerry Biegay, Shelly Christian, Brett Houston, Thomas Nemeth and Scott Yelvington (incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-19300) filed on March 25, 2009).

Exhibit 11.1  Statement of Computation of per share earnings. (Contained in Notes 1 and 3 to the condensed consolidated financial statements.)

Exhibit 31.1 Section 302 Certification of Chairman of the Board and President.

Exhibit 31.2 Section 302 Certification of Vice President and Treasurer.

Exhibit 32.1 Section 906 Certification.