Form 10-Q
period 2009-06-30
NORTHERN STATES FINANCIAL CORP /DE/
filed 2009-08-10
CIK 744485

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549
________________________________________________________

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.        YES: ☒             NO: ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        YES: ☐             NO: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐    Accelerated Filer ☐      Non-accelerated Filer ☐ (Do not check if a smaller reporting company)
       Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                     YES:  ☐              NO:  ☒

4,072,255 shares of common stock were outstanding
at August 5, 2009

NORTHERN STATES FINANCIAL CORPORATION AND SUBSIDIARY
FORM 10-Q
For the Quarter Ended June 30, 2009
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Northern States Financial Corporation
Waukegan, Illinois

We have reviewed the accompanying interim condensed consolidated balance sheet of NORTHERN STATES FINANCIAL CORPORATION as of June 30, 2009, the condensed consolidated statements of income for the three and six month periods ended June 30, 2009 and 2008 and the condensed statements of cash flows and stockholders equity for the six month periods ended June 30, 2009 and 2008.  These interim financial statements are the responsibility of the company's management.

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

  /s/  Plante & Moran, PLLC

Chicago, Illinois
August 10, 2009

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2009 and December 31, 2008
(In thousands of dollars) (Unaudited)

	June 30, 2009	December 31, 2008
Assets
Cash and due from banks	$13,148	$14,108
Interest bearing deposits in financial institutions – maturities less than 90 days	1,176	242
Federal funds sold	30,901	7,518
Total cash and cash equivalents	45,225	21,868
Securities available for sale	94,948	103,194
Loans and leases	474,044	480,812
Less: Allowance for loan and lease losses	(14,861)	(10,402)
Loans and leases, net	459,183	470,410
Federal Home Loan Bank stock	1,801	1,757
Office buildings and equipment, net	9,753	9,916
Other real estate owned	6,015	10,575
Goodwill	0	9,522
Core deposit intangible asset	694	926
Accrued interest receivable and other assets	15,646	12,551
Total assets	$633,265	$640,719
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand - noninterest bearing	$54,359	$57,313
Interest bearing	446,350	443,508
Total deposits	500,709	500,821
Securities sold under repurchase agreements	41,397	42,574
Federal Home Loan Bank advance	10,000	20,000
Subordinated debentures	10,000	10,000
Advances from borrowers for taxes and insurance	847	1,011
Accrued interest payable and other liabilities	5,645	4,699
Total liabilities	568,598	579,105
Stockholders’ Equity
Common stock (Par value $0.40 per share, authorized 6,500,000 shares, issued 4,472,255 shares at June 30, 2009 and December 31, 2008)	1,789	1,789
Preferred stock (Par value $0.40 per share, authorized 1,000,000 shares, issued 17,211 shares with liquidation amounts of $1,000.00 per share at June 30, 2009)	16,581	0
Warrants (584,084 issued and outstanding at June 30, 2009)	681	0
Additional paid-in capital	11,584	11,584
Retained earnings	43,392	56,082
Treasury stock, at cost (400,000 shares at June 30, 2009 and December 31, 2008)	(9,280)	(9,280)
Accumulated other comprehensive income	(80)	1,439
Total stockholders’ equity	64,667	61,614
Total liabilities and stockholders’ equity	$633,265	$640,719

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and six months ended June 30, 2009 and 2008
(In thousands of dollars, except per share data)
(Unaudited)

	Three months ended				Six months ended
	June 30, 2009		June 30, 2008		June 30, 2009		June 30, 2008
Interest income
Loans (including fee income)		$5,999		$7,052		$12,433	$14,298
Securities
Taxable		1,117		1,705		2,371	3,593
Exempt from federal income tax		88		111		186	226
Federal funds sold and other		9		13		12	83
Total interest income		7,213		8,881		15,002	18,200
Interest expense
Time deposits		2,029		2,452		4,284	5,278
Other deposits		324		413		744	892
Repurchase agreements and federal funds purchased		156		233		327	643
Federal Home Loan Bank advances		21		90		48	152
Subordinated debentures		117		137		240	296
Total interest expense		2,647		3,325		5,643	7,261
Net interest income		4,566		5,556		9,359	10,939
Provision for loan and lease losses		3,715		2,720		5,419	2,983
Net interest income after provision for loan and lease losses		851		2,836		3,940	7,956
Noninterest income
Service fees on deposits		577		647		1,115	1,281
Trust income		236		218		408	431
Other than temporary impairment of securities		(72)		0		(2,086)	0
Add (deduct) noncredit portion of other than temporary impairment of securities		(556)		0		1,458	0
Net gains (loss) on sales of other real estate owned		37		0		(1,636)	0
Other operating income		323		251		561	544
Total noninterest income		545		1,116		(180)	2,256
Noninterest expense
Salaries and employee benefits		2,076		2,089		4,177	4,305
Occupancy and equipment, net		584		587		1,316	1,221
Data processing		482		424		873	863
FDIC insurance		604		32		756	74
Legal		395		76		634	160
Audit and other professional		180		385		451	737
Amortization of core deposit intangible asset		116		116		232	232
Write-down of goodwill		9,522		0		9,522	0
Printing and supplies		100		61		185	151
Other operating expenses		704		549		1,440	1,006
Total noninterest expense		14,763		4,319		19,586	8,749
Income before income taxes		(13,367)		(367)		(15,826)	1,463
Income tax (benefit) expense		(1,536)		(217)		(2,538)	412
Net income (loss)		$(11,831)	$	(150)		$(13,288)	$1,051
Dividends to preferred stockholders		215		0		313	0
Accretion of discount on preferred stock		31		0		51	0
Net income (loss) available to common stockholders		$(12,077)	$	(150)		$(13,652)	$1,051
Basic earnings (loss) per share	$	(2.97)	$	(0.04)	$	(3.35)	$0.25
Diluted earnings (loss) per share	$	(2.97)	$	(0.04)	$	(3.35)	$0.25
Comprehensive income (loss)		$(11,653)		$(2,400)		$(13,845)	$(1,042)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 30, 2009 and 2008
(In thousands of dollars) (Unaudited)

	Six months ended
	June 30, 2009	June 30, 2008
Cash flows from operating activities
Net income	$(13,288)	$1,051
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	308	253
Amortization of other intangible assets	232	232
Impairment loss on securities	628	0
Provision for loan and lease losses	5,419	2,983
Net loss on sale of other real estate owned	1,636	0
Write-down of goodwill	9,522	0
Net change in accrued interest receivable and other assets	(1,268)	(511)
Net change in accrued interest payable and other liabilities	836	(1,296)
Net cash from operating activities	4,025	2,712
Cash flows from investing activities
Proceeds from maturities and calls of securities available for sale	12,192	76,697
Purchases of securities available for sale	(7,076)	(50,084)
Change in loans made to customers	4,316	(40,894)
Purchases of Federal Home Loan Bank stock	(44)	(312)
Property and equipment expenditures	(145)	(634)
Improvements to other real estate owned	(62)	0
Proceeds from sales of other real estate owned	4,596	0
Net cash from investing activities	13,777	(15,227)
Cash flows from financing activities
Net increase (decrease) in:
Deposits	(112)	(12,841)
Issuance of preferred stock and warrants per TARP	17,211	0
Securities sold under repurchase agreements and federal funds purchased	(1,177)	(4,602)
Advances from borrowers for taxes and insurance	(164)	(35)
Federal Home Loan Bank advances	10,000	60,000
Repayment of Federal Home Loan Bank advances	(20,000)	(35,000)
Purchases of treasury stock	0	(2,078)
Dividends paid on preferred stock	(203)	0
Dividends paid on common stock	0	(1,628)
Net cash from financing activities	5,555	3,816
Net change in cash and cash equivalents	23,357	(8,699)
Cash and cash equivalents at beginning of period	21,868	23,634
Cash and cash equivalents at end of period	$45,225	$14,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
Six months ended June 30, 2009 and 2008
(In thousands of dollars, except for per share data) (Unaudited)

	Common Stock	Preferred Stock	Warrants	Additional Paid-In Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2007	$1,789	$0	$0	$11,584	$66,983	$(7,202)	$300	$73,454
Net income					1,051			1,051
Cash dividends ($.40 per share)					(1,628)			(1,628)
Purchase of 105,850 shares of common stock as treasury stock						(2,078)		(2,078)
Unrealized gains on securities available for sale, net of deferred tax							(2,093)	(2,093)
Balance, June 30, 2008	$1,789	$0	$0	$11,584	$66,406	$(9,280)	$(1,793)	$68,706
Balance, December 31, 2008	$1,789	$0	$0	$11,584	$56,082	$(9,280)	$1,439	$61,614
Net income					(1,457)			(1,457)
Issuance of preferred stock and warrants		16,530	681					17,211
Accrued dividend on preferred stock					(98)			(98)
Accretion of preferred stock discount issued		20			(20)			0
Unrealized loss on securities available for sale, net of deferred tax							(735)	(735)
Balance, March 31, 2009	1,789	16,550	681	11,584	54,507	(9,280)	704	76,535
Adjustment for change in accounting from adoption of FSP FAS 115-2 and FSP FAS 124-2, April 1, 2009 (see note 6)					962		(962)	0
Balance, April 1, 2009 restated	1,789	16,550	681	11,584	55,469	(9,280)	(258)	76,535
Net income					(11,831)			(11,831)
Accrued dividend on preferred stock					(215)			(215)
Accretion of preferred stock discount issued		31			(31)			0
Unrealized loss on securities available for sale, net of deferred tax							178	178
Balance, June 30, 2009	$1,789	$16,581	$681	$11,584	$43,392	$(9,280)	$(80)	$64,667

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

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

           The interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes (or "notes thereto") of the Company for the years ended December 31, 2008 and 2007 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commisision.  The results of operations for the three and six month periods ended June 30, 2009 included herein are not necessarily indicative of the results to be expected for the full year 2009.

Net income (loss) was utilized to calculate earnings (loss) per share for all periods presented.  During the first six months of 2009, the Company had preferred stock and common stock equivalents from warrants related to funds received from the U.S Department of the Treasury (the “Treasury Department”) through its Capital Purchase Program.  However, common stock equivalents from warrants during the three and six month periods ended June 30, 2009 were antidilutive and, therefore, not considered in computing diluted earnings per share.  The Company had no common stock equivalents during the three and six month periods ended June 30, 2008.   The average outstanding common shares used for earnings (loss) per share were as follows:

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Basic earnings per share:
Net income (loss)	$(11,831)	$(150)	$(13,288)	$1,051
Dividends to preferred stockholders	215	-	313	-
Accretion of discount on preferred stock	31	-	51	-
Net income available to common stockholders	$(12,077)	$(150)	$(13,652)	$1,051
Weighted average common shares outstanding	4,072,255	4,175,907	4,072,255	4,175,907
Basic earnings per share	$(2.97)	$(0.04)	$(3.35)	$0.25

Diluted earnings per share:
Net income (loss)	$(11,831)	$(150)	$(13,288)	$1,051
Dividends to preferred stockholders	215	-	313	-
Accretion of discount on preferred stock	31	-	51	-
Net income available to common stockholders	$(12,077)	$(150)	$(13,652)	$1,051
Weighted average common shares outstanding	4,072,255	4,175,907	4,072,255	4,175,907
Add: Dilutive effect of assumed warrant exercises	-	-	-	-
Weighted average common and dilutive common shares outstanding	4,072,255	4,175,907	4,072,255	4,175,907
Diluted earnings per share	$(2.97)	$(0.04)	$(3.35)	$0.25

Note 2 – Preferred Stock

On February 20, 2009, pursuant to the Treasury Department’s TARP Capital Purchase Program, the Company issued to the Treasury Department, in exchange for total proceeds of $17,211,000, (i) 17,211 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Preferred Stock”), par value $.40 per share and a liquidation amount per share equal to $1,000 per share, and (ii) a ten-year warrant (the “Warrant”) to purchase up to 584,084 shares of the Company’s common stock, at an exercise price of $4.42 per share.  The $17,211,000 proceeds were allocated to the Series A Preferred Stock and the Warrant based on the relative fair value of the instruments.  The difference between the initial carrying value of $16,530,000 that was allocated to the Series A Preferred Stock and its redemption value of $17,211,000 will be charged to retained earnings (with a corresponding increase to the carrying value of the Series A Preferred Stock) over the first five years as an adjustment to the dividend yield using the effective yield method.  The Series A Preferred Stock is generally non-voting and qualifies as Tier 1 capital.

In the event of a liquidation or dissolution of the Company, the Preferred Stock then outstanding takes precedence over the Company’s common stock for the payment of dividends and distribution of assets.

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

Dividends are payable quarterly on the Series A Preferred Stock at an annual dividend rate of 5% per year for the first five years, and 9% per year thereafter.  The effective yield of the Series A Preferred Stock approximates 5.94%.

For as long as any shares of Series A Preferred Stock are outstanding, no dividends may be declared or paid on the Company’s common stock unless all accrued and unpaid dividends for all past dividend periods on the Series A Preferred Stock are fully paid. Pursuant to the Capital Purchase Program, the Treasury Department’s consent is required for any increase in dividends on the Company’s common stock from the amount of $0.40 per share, the last semi-annual stock dividend declared by the Company prior to October 14, 2008, unless the Series A Preferred Stock is redeemed in whole or the Treasury Department has transferred all of the Series A Preferred Stock it owns to third parties.

The Company may not repurchase any of its common stock of the Company without the prior consent of the Treasury Department for as long as the shares of Series A Preferred Stock are outstanding to the Treasury Department or the Treasury Department transfers all of the Series A Preferred Stock it owns to third parties.

Note 3 – Common Stock

Information related to common stock at the dates indicated was as follows:

	June 30, 2009	December 31, 2008
Par value per share	$0.40	$0.40
Authorized shares	6,500,000	6,500,000
Issued shares	4,472,255	4,472,255
Treasury shares	400,000	400,000
Outstanding shares	4,072,255	4,072,255

Pursuant to the Capital Purchase Program, the Company issued to the Treasury Department a Warrant to purchase up to 584,084 shares of the Company’s common stock at an exercise price of $4.42 per share.  Based upon its fair value relative to the Series A Preferred Stock discussed in Note 2 above, the Warrant was recorded at a value of $681,000 and is accounted for as equity.  The Warrant is exercisable, in whole or in part, at any time and from time to time until the tenth anniversary of the issue date.

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

Note 4 – Securities

At June 30, 2009 the Company had the following securities:

		Gross Unrealized
June 30, 2009 ($000's)	Fair Value	Gain	Loss

U.S. Treasury	$1,014	$16	$-
U.S. government-sponsored entities	8,020	21	-
States and political subdivisions	11,065	108	(187)
Mortgage-backed securities	70,746	2,960	—
Other bonds	172	—	(3,030)
Equity securities	3,931	—	(12)

Total securities available-for-sale	$94,948	$3,105	$(3,229)

		Gross Unrealized
December 31, 2008 ($000's)	Fair Value	Gains	Losses

U.S. Treasury	$1,024	$27	$—
U.S. government-sponsored entities	1,038	38	—
States and political subdivisions	11,987	83	(211)
Mortgage-backed securities	83,055	2,484	(2)
Other bonds	2,265	—	—
Equity securities	3,825	—	(41)

Total securities available-for-sale	$103,194	$2,632	$(254)

Contractual maturities of securities available for sale at June 30, 2009 were as follows.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Fair
Value

Due in one year or less	$12,082
Due after one year through five years	2,608
Due after five years through ten years	1,134
Due after ten years	4,447
20,271
Mortgage-backed securities	70,746
Equity securities	3,931
Total securities available-for-sale	$94,948

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

The other bonds consist of Collateralized Debt Obligations (“CDOs”).  During 2008, the Company had recognized impairment losses of $8.6 million on these CDOs using cash flow analysis using Financial Accounting Standards Board Staff Position No. 157-3 (“FSP FAS 157-3”).

In April 2009, FSP FAS 115-2 and FSP 124-2 were issued.  The new guidance required that credit related other than temporary impairment (“OTTI”)  be recognized on available for sale debt securities while noncredit related OTTI be recognized as other comprehensive income (“OCI”).

The Company changed its accounting treatment of the other than temporary impairment on its CDOs at April 1, 2009 to comply with the new accounting pronouncements.  The Company determined through cash flow analyses and analysis of the financial status of the debtors underlying the CDOs at March 31, 2009 that $1.5 million of impairment losses taken during 2008 were the result of noncredit related loss and as such credited retained earnings less the net tax effect.

At June 30, 2009, the Company updated its cash flow analyses on the CDOs to determine if there had been any changes to the credit losses on these CDOs during the three months ended June 30, 2009.   The cash flow analyses used at June 30, 2009, assume that 18.00 percent of the debt that underlies the CDOs will default during the following 7 quarters and annually thereafter there will be defaults of 1.25 percent and recoveries of .15 percent lagging two years after the defaults.  The Company believes these estimates are supportable based on its analyses of actual defaults and deferrals and the actual financial condition of the debtors underlying the CDOs.  It was determined that there were additional credit losses on the CDOs and the Company recognized $628,000 of securities impairment losses for other than temporary impairment during the three months ended June 30, 2009.

 Below shows the credit loss roll forward on debt securities from December 31, 2008 through June 30, 2009:

($000's)
December 31, 2008 Accumulated Credit Losses:	$10,541
April 1, 2009 Adjustment to Credit Losses
for Change in Accounting from Adoption of
FSP FAS 115-2 and FSP FAS 124-2:	(1,572)
June 30, 2009 Recognition of Credit Losses:	628

June 30, 2009 Accumulated Credit Losses:	$9,597

Note 5 – Subordinated Debentures

During September 2005, the Company issued $10 million of trust preferred securities through Northern States Statutory Trust I, a wholly-owned grantor trust.  The Company issued $10 million of subordinated debentures to Northern States Statutory Trust I, which in turn issued $10 million of trust preferred securities.  The subordinated debentures mature in September 2035.  From December 2005 until September 15, 2010, the subordinated debentures bear interest at a rate equal to the sum of the product of 50% times the 3-month LIBOR plus 1.80%, plus the product of 50% times 6.186%, and thereafter at a rate equal to the 3-month LIBOR plus 1.80%.  The rate on the subordinated debentures was 4.30769% at June 30, 2009, which is the effective rate from June 15, 2009 through September 14, 2009.  For the three months

NORTHERN STATES FINANCIAL CORPORATION

ended June 30, 2009 and 2008, interest expense on the subordinated debentures was $117,000 and $137,000, respectively.   For the six months ended June 30, 2009 and 2008, interest expense on the subordinated debentures was $240,000 and $296,000, respectively.

The Company has guaranteed the payment of distributions and payments upon liquidation or redemption of the trust preferred securities, in each case to the extent of funds held by the Trust. The Company and the Trust believe that, taken together, the obligations of the Company under the guarantee, the subordinated debentures, and other related agreements provide, in the aggregate, a full, irrevocable and unconditional guarantee, on a subordinated basis, of all of the obligations of the Trust under the trust preferred securities. Subject to certain limitations, the Company has the right to defer the payment of interest on the subordinated debentures at any time, or from time to time, for a period not to exceed 20 consecutive quarters. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the subordinated debentures at maturity or their earlier redemption. The subordinated debentures are callable at par beginning in 2010 and earlier at the discretion of the Company if certain conditions are met, and, in any event, only after the Company has obtained Federal Reserve approval, if then required under applicable guidelines or regulations.  Subject to certain exceptions, the Company may not without the consent of the Treasury Department engage in repurchases of the Company’s common stock or trust preferred securities for three years or, if earlier, the date on which all shares of Series A Preferred Stock issued to the Treasury Department have been redeemed or transferred by the Treasury Department.

Note 6 – Adoption of FSP FAS 115-2 and FAS 124-2

In April 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Staff Positions (“FSP”) FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” that amended other-than-temporary impairment GAAP guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other than temporary impairments (“OTTI”)  in the financial statements.  The new guidance required that credit related OTTI be recognized on available for sale debt securities while noncredit related OTTI be recognized as other comprehensive income (“OCI”).  Under the new guidance the Company reclassified the noncredit related portion of the OTTI losses previously recognized in earnings during 2008.  The $962,000 after tax amount was reflected as a cumulative effect adjustment that increased retained earnings and decreased OCI.

NORTHERN STATES FINANCIAL CORPORATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS.

The following discussion focuses on the consolidated financial condition of Northern States Financial Corporation (the “Company”) at June 30, 2009 and the consolidated results of operations for the three and six month periods ended June 30, 2009, compared with the three and six month periods ended June 30, 2008.  The purpose of this discussion is to provide a better understanding of the condensed consolidated financial statements of the Company and the operations of its two wholly-owned subsidiaries, NorStates Bank (the “Bank”) and NorProperties, Inc. (“NorProp”), and the Bank’s wholly-owned subsidiary, Northern States Community Development Corporation (“NSCDC”). This discussion should be read in conjunction with the interim condensed consolidated unaudited financial statements and notes thereto included herein.

Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties.  The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted.  The Company undertakes no obligation to update these forward-looking statements in the future.  The Company cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to June 30, 2009 to differ materially from those expressed in forward-looking statements.  Factors that could cause actual results to differ from those predicted and could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, the potential for further deterioration in the credit quality of the Company’s loan and lease portfolios, uncertainty regarding the Company’s ability to ultimately recover on loans currently on nonaccrual status, unanticipated changes in interest rates, general economic conditions, increasing regulatory compliance burdens or potential legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the Company’s loan or investment portfolios, deposit flows, competition, demand for loan products and financial services in the Company’s market area, and changes in accounting principles, policies and guidelines.  These risks and uncertainties should be considered in evaluating forward-looking statements.

OVERVIEW

Total assets at June 30, 2009 were $633.3 million, a decrease of $7.4 million, or 1.2 percent, from total assets of $640.7 million at December 31, 2008.  Loans totaled $474.0 million at June 30, 2009, a decrease of $6.8 million, or 1.4 percent, from loans of $480.8 million at December 31, 2008.  Investment in overnight federal funds sold increased to $30.9 million at June 30, 2009, as compared with $7.5 million, at December 31, 2008, as the Company increased its liquidity levels due in part from the receipt of $17.2 million in proceeds from the issuance of preferred stock under the Treasury Department’s TARP Capital Purchase Program on February 20, 2009.  These funds increased the Company’s capital levels, which exceeded the regulatory minimums for capital adequacy at June 30, 2009.

NORTHERN STATES FINANCIAL CORPORATION

Deposit totals at June 30, 2009 of $500.7 million remained relatively unchanged from December 31, 2008 deposit levels of $500.8 million.  Higher cost time deposits declined $3.1 million from year-end as the Company lowered its levels of wholesale brokered deposits by $14.9 million from year-end levels.

The Company had a loss for the three months ended June 30, 2009 of $11.8 million, or $2.97 per share, compared with a loss of $150,000, or $0.04 per share for the same three months of 2008.  The majority of the loss in the second quarter of 2009 was caused by the one-time write-down of $9.5 million of goodwill as weakening financial markets and the faltering economy negatively affected bank stock prices and the Company’s earnings.  The goodwill write-down was a one-time accounting noncash transaction with no effect on regulatory capital or liquidity and was not tax deductible.  Earnings for the quarter ended June 30, 2009, were also negatively impacted by a provision for loan and lease losses of $3.7 million, an impairment charge of $628,000 taken on collateralized debt obligations and a FDIC insurance special assessment of $304,000.

The Company’s net interest income, the difference between interest earned on loans and investments and interest paid on deposits and borrowings, decreased 17.8 percent, or $1.0 million, to $4.6 million for the quarter ended June 30, 2009, as compared with $5.6 million for the same quarter of 2008.  The decline in net interest income was attributable to nonearning nonaccrual loans that totaled $48.0 million at June 30, 2009 as compared with $18.9 million at June 30, 2008, and increases to lower earning federal funds sold.  The net yield on interest earning assets declined to 3.09 percent during the second quarter of 2009 as compared with 3.75 percent during the same quarter of 2008.

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

Management analyzes the adequacy of the allowance for loan and lease losses at least quarterly.  Factors considered in assessing the adequacy of the allowance include: changes in the type and volume of the loan and lease portfolio; review of the larger credits within the Bank; historical loss experience; current economic trends and conditions; review of the present value of expected cash flows or fair value of collateral on impaired loans and leases; portfolio growth; and other factors management deems appropriate.  Based on management’s analysis, management believes the allowance for loan and lease losses at June 30, 2009 is adequate to cover probable incurred credit losses.

One of the components of the allowance for loan losses is historical loss experience.  Due to the increased historical losses during the past year as compared with previous years, the loss percentages based on the recent trailing 12 months has been used as it is believed to be more indicative of current loan loss estimates.  This differs from year-end 2008, when a 3-year historic loss average was used and from June 30, 2008, when a 5-year historic loss average was used.

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

Goodwill resulted from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets.  Goodwill was assessed for impairment annually and more often if warranted by circumstances.  Any such impairment was recognized in the period identified.  Goodwill was analyzed at June 30, 2009 and was found to be impaired in its entirety and was written off in the amount of $9.5 million during the quarter ended June 30, 2009.

Other intangible assets consist of core deposits and acquired customer relationship intangible assets arising from whole bank and branch acquisitions, which is periodically evaluated for impairment.  These assets were initially measured at fair value and are being amortized on the straight-line method over their estimated useful life of seven years.

FINANCIAL CONDITION

The Company’s federal funds sold at June 30, 2009 increased to $30.9 million compared with $7.5 million at December 31, 2008 as the Company managed its liquidity.  The Company’s federal funds sold position increased primarily as the result of the receipt of $17.2 million in proceeds from the issuance of preferred stock under the Treasury Department’s TARP Capital Purchase Program on February 20, 2009.  Loans declined $6.8 million and securities investments declined $8.3 million from year-end 2008.  Federal funds sold are excess funds above what is necessary to maintain at the Federal Reserve that the Company lends/sells to other financial institutions on an overnight basis.  The Company may also use the funds for its liquidity needs.

The Company’s securities available for sale declined $8.3 million to $94.9 million at June 30, 2009 compared with $103.2 million at year-end 2008.  The Company, in reviewing its collateralized debt obligations securities, determined and recognized impairment of $628,000 based on its analysis of the creditworthiness of the financial institutions and insurance companies that had issued the debt backing the securities.  The amount of securities in the Company’s investment portfolio declined as the Company has found it difficult to replace maturing securities with new securities having maturities of less than five years and a sufficient yield.  At June 30, 2009, securities totaling $78.4 million were pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.

Loans and leases totaled $474.0 million at June 30, 2009, decreasing $6.8 million from $480.8 million at December 31, 2008.  The decrease primarily occurred in commercial loans that were not secured by real estate, which declined $10.4 million from year-end 2008.  The decrease to total loans was also attributable to the receipt of normal scheduled principal payments as well as lower demand during the quarter due to borrowers’ concerns about the continued weakness in the economy.  Management is considering various alternatives in order to increase its loan portfolio in the coming quarters.

Approximately 90 percent of the Bank’s loan portfolio at June 30, 2009 was secured by real estate.  The Company’s loans to the hotel industry were $72.1 million at June 30, 2009.  Loans totaling $119.3 million at June 30, 2009 were pledged to secure lines of credit from the Federal Reserve Bank of Chicago and the Federal Home Loan Bank of Chicago.  Loan commitments have decreased $13.6 million to $69.8 million at June 30, 2009, compared with $83.4 million at December 31, 2008, corresponding with the decline in loan demand during the first half of 2009.  Letters of credit also decreased during the six months ended June 30, 2009, to $6.6 million from $7.8 million at year-end.  At June 30, 2009, loans to related parties totaled $669,000 and loan commitments and letters of credit issued to related parties were $2.0

NORTHERN STATES FINANCIAL CORPORATION

million.  Loans, loan commitments and letters of credit to related parties are made on the same terms and conditions that are available to the public.

Deposits remained stable at June 30, 2009, totaling $500.7 million as compared with $500.8 million at year-end 2008.  The deposit mix changed in that retail and commercial deposits declined $1.9 million and $7.2 million, respectively, while public deposits increased $7.7 million from year-end 2008.  The increase in deposits from public entities reflects the cyclical nature of the collection of real estate taxes in June and September of each year.  The decline in commercial deposits was attributable to the weakened economy and the need for businesses to draw on their reserves.  The decline in retail deposits of $1.9 million was attributable to decreases to higher cost retail time deposits of $8.3 million from year-end 2008.  Offsetting much of this decrease to retail time deposits was solid growth to retail core deposits consisting of lower cost checking, NOW, savings and money market accounts that totaled $165.6 million at June 30, 2009, increasing $6.4 million, as compared with $159.2 million at December 31, 2008.

Brokered deposits showed increases of $1.5 million to $100.7 million from $99.2 million at year-end 2008.  Brokered time deposits consists of nonlocal time deposits from wholesale brokers that the Company pays a premium of 5 to 10 basis points above its regular time deposit rates and time deposits issued through its CDARs program to local depositors in order to increase customers’ FDIC insurance coverage.  The higher cost wholesale brokered time deposits decreased $14.9 million while brokered time deposits offered through the CDARs program increased by $16.4 million.  The CDARs program provides customers with time deposit balances of $250,000 or greater the ability to increase their FDIC insurance coverage over the FDIC limits because the Bank trades portions of the customers’ time deposits with other independent financial institutions across the country.

Securities sold under repurchase agreements decreased by $1.2 million to $41.4 million at June 30, 2009 from $42.6 million at December 31, 2008.  The decline in repurchase agreement balances increases the Company’s liquidity as it lowers the amount of securities needed to be pledged.  Borrowings from Federal Home Loan Bank term advances also decreased $10.0 million from year-end 2008 as the Company used excess liquidity to pay down its borrowings.

During January 2009, the Company’s stockholders approved an amendment to the Certificate of Incorporation authorizing the Company to issue preferred stock.  This was done in conjunction with the Company’s application in late 2008 to the Treasury Department to participate in the TARP Capital Purchase Program as the issuance of preferred stock by the Company was a requirement of the program.  During January 2009, the Company received approval from the Treasury Department for the TARP funds in the amount of $17,211,000.  Both the Preferred Stock and the Warrants issued in conjunction with the Preferred Stock qualify as Tier 1 capital.  During the three months ended June 30, 2009, the Company contributed $16.0 million of these funds to the Bank to further enhance the Bank’s capital.

FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s securities in its investment portfolio that were measured at fair value on a recurring basis at June 30, 2009, and the valuation techniques used by the Company to determine the fair values.

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

NORTHERN STATES FINANCIAL CORPORATION

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

Disclosures concerning securities measured at fair value are as follows:

TABLE 1

NORTHERN STATES FINANCIAL CORPORATION
ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS
As of June 30, 2009
($ 000s)

		Fair Value Measurements at Reporting Date Using
Description	06/30/09	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale	$94,948	$1,014	$93,762	$172

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

TABLE 2

NORTHERN STATES FINANCIAL CORPORATION
CHANGES IN LEVEL 3 MEASURED AT FAIR VALUE ON A RECURRING BASIS
As of June 30, 2009
($ 000s)

Securities Available for Sale
Balance at December 31, 2008	$2,265
Total realized and unrealized gains (losses) included in income	(628)
Total unrealized gains (losses) included in other comprehensive income	(1,458)
Net purchase, sales, calls and maturities	(7)
Net transfer into Level 3	0
Balance at June 30, 2009	$172

NORTHERN STATES FINANCIAL CORPORATION

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

TABLE 3

NORTHERN STATES FINANCIAL CORPORATION
ASSETS MEASURED AT FAIR VALUE ON A NON-RECURRING BASIS
As of June 30, 2009
($ 000s)

		Fair Value Measurements at Reporting Date Using
Description	06/30/09	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Change for the period ended 06/30/09
Impaired loans accounted for under FAS 114	$29,064	$—	$—	$29,064	$(6,775)

The following methods and assumptions were used to estimate fair values for financial instruments.  Securities fair values are based on quoted market prices, are based on observable inputs, including prices for similar securities in active markets and interest rates and yield curves at commonly quoted intervals, or are based on unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related securities.  It is estimated that cash and cash equivalents, accrued interest receivable and accrued interest payable are carried at fair value.  For loans and leases, deposits, securities sold under repurchase agreements and fixed rate Federal Home Loan Bank advances, the fair value is estimated by discounted cash flow analysis using market rates for the estimated life and credit.  Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.  The fair value of off-balance sheet items are based on the fees or costs that would currently be charged to enter or terminate such arrangements and the fair values are not material.

NORTHERN STATES FINANCIAL CORPORATION

TABLE 4

NORTHERN STATES FINANCIAL CORPORATION
FAIR VALUE OF FINANCIAL INSTRUMENTS
As of June 30, 2009
($ 000s)

June 30, 2009	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$45,225	$45,225
Securities available for sale	94,948	94,948
Loans and leases, net	459,183	467,942
Federal Home Loan Bank stock	1,801	1,801
Accrued interest receivable	2,181	2,181

Financial liabilities:
Deposits	$(500,709)	$(504,194)
Securities sold under repurchase agreement	(41,397)	(41,361)
Federal Home Loan Bank advances	(10,000)	(9,999)
Subordinated debentures	(10,000)	(10,192)
Advances from borrowers for taxes and insurance	(847)	(847)
Accrued interest payable	(2,101)	(2,101)

December 31, 2008	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$21,868	$21,868
Securities available for sale	103,194	103,194
Loans and leases, net	470,410	485,206
Federal Home Loan Bank stock	1,757	1,757
Accrued interest receivable	2,334	2,334

Financial liabilities:
Deposits	$(500,821)	$(505,905)
Securities sold under repurchase agreement	(42,574)	(42,541)
Federal Home Loan Bank advances	(20,000)	(20,004)
Subordinated debentures	(10,000)	(10,151)
Advances from borrowers for taxes and insurance	(1,011)	(1,011)
Accrued interest payable	(2,331)	(2,331)

CAPITAL RESOURCES

Total stockholders’ equity increased $3.1 million to $64.7 million at June 30, 2009, as compared with $61.6 million at year-end 2008.  The increase was the result of the receipt of $17.2 million in TARP funds from the Treasury Department on February 20, 2009.  In exchange for these funds the Company issued preferred stock and warrants to the Treasury Department.  Also increasing capital during the six months ended 2009 was a $1.0 million adjustment due to the adoption of accounting staff positions FSP FAS 115-2 and FSP FAS 124-2 whereby the 2008 impairment write-downs to collateral debt obligations were adjusted to reflect only the credit loss on those securities. During the six months ended June 30, 2009, capital was reduced as the Company recognized losses of $13.3 million.  Capital was also reduced by $313,000 during the six months ended June 30, 2009, to account for accrued dividends on the preferred stock for the period February 20, 2009 through June 30, 2009.  Capital was further reduced by $557,000 during the six months ended June 30, 2009 due to the decline in the accumulated other comprehensive income relating to the unrealized loss on securities available for sale, net of deferred tax.  The book value of the Company’s common stock at June 30, 2009 was $11.65 per share, compared with $15.13 at December 31, 2008.

NORTHERN STATES FINANCIAL CORPORATION

On a consolidated basis, the Company’s Tier 1 to average assets ratio and total capital to assets ratio, on a risk adjusted basis, were 9.93 percent and 13.47 percent, respectively, as of June 30, 2009, and exceed the regulatory minimums for capital adequacy purposes.

During the quarter ended June 30, 2009, the Company used $16.0 million of the $17.2 million received in TARP funds from the Treasury Department, along with other funds, to make a capital contribution totaling $20.0 million to the Bank.  This capital contribution assists in maintaining the Bank’s regulatory capital levels.

At the Company’s annual meeting of stockholders held on May 21, 2009, the stockholders approved the 2009 Restricted Stock Plan (“Plan”).  The Plan authorizes the issuance of 400,000 shares of the Company’s common stock, which is approximately 10 percent of the Company’s total shares currently outstanding.  Shares of the Company’s common stock issued under the Plan as awards may consist of treasury shares or authorized and unissued shares not reserved for any other purpose. Awards under the Plan may be made to directors and employees of both the Company and its subsidiaries and may consist of restricted stock with associated voting rights and the right to receive dividends.  Awards may also be issued as restricted stock units not having voting rights or the right to receive dividends until the terms of the award are satisfied and shares of the Company’s common stock are actually issued; however, dividends may be credited to a restricted stock unit award.  The terms and conditions of each award will be set forth and described in an award agreement between the Company and the participant.  No awards have been issued under the Plan at June 30, 2009.

LIQUIDITY

The Company’s liquidity is measured by the ability to raise funds through deposits, borrowed funds, capital or cash flow from the repayment or maturities of loans and securities and net profits.  Liquidity is primarily managed through the growth of deposits and by liquid assets such as cash and due from banks less any reserve requirements, securities available for sale less any pledged securities and federal funds sold.  Asset and liability management is the process of managing the balance sheet to achieve a mix of earning assets and liabilities in such a way that achieves an interest rate risk profile acceptable to management and assists in achieving a desired level of profitability.  An important part of the overall asset and liability management process is providing adequate liquidity.  Liquid assets at the Bank consist of cash and cash equivalents less any Federal Reserve Bank deposit requirements plus unpledged securities available for sale.  The Bank’s liquid assets totaled $55.7 million at June 30, 2009, as compared with $46.8 million at December 31, 2008.

Management reviews the liquidity ratio and as well as its sources and uses of funds weekly.  The liquidity ratio is the net liquid assets divided by net deposits and short-term liabilities.  At June 30, 2009, this ratio at the Bank was 11.7 percent, compared with 9.5 percent at year-end 2008, and was within management’s internal policy guidelines.

Liquidity management involves the Company’s ability to meet the cash flow requirements of customers and other operating needs.  The Company needs to have sufficient cash flow to meet borrowers’ needs to fund loans or the requirements of depositors wanting to withdraw funds.  The Statements of Cash Flows shows that for the six months ended June 30, 2009 cash and cash equivalents increased by $23.3 million to $45.2 million, primarily as the result of the receipt of $17.2 million in TARP funds.

Federal funds sold, interest bearing deposits in banks and available for sale securities, particularly those of shorter maturities, are principal sources of liquidity.  Federal funds sold at June 30, 2009 were $30.9 million as compared with $7.5 million at December 31, 2008.  The Company classifies all of its securities as available for sale, which increases the Company’s flexibility in that the Company can use its unpledged securities to meet liquidity requirements by increasing its repurchase agreement balances.  Securities available for sale totaled $94.9 million at June 30, 2009, of which $78.4 million were pledged to

NORTHERN STATES FINANCIAL CORPORATION

secure public deposits and repurchase agreements, as compared with pledged securities of $72.0 million at December 31, 2008.

During the first half of 2009, the Company had incoming cash flows from maturities and calls of securities available for sale of $12.2 million and cash outflows for purchases of securities of $7.1 million.  These securities activities during the first six months of 2009 provided liquidity of $5.1 million.

An important source of liquidity to the Company is deposits.  During the first half of 2009, the Company had net outgoing cash flows of $112,000 due to a slight decline in deposits.  The Company has the ability to increase deposits by increasing the interest rates it pays on its deposits as compared to its competition.

Another important source of liquidity to the Company is borrowings.  During the six months ended June 30, 2009, the Company lowered its borrowings through repurchase agreements by $1.2 million.  The Company also paid down its line of credit at the Federal Home Loan Bank of Chicago during the first half of 2009 in the amount of $10.0 million leaving $26.0 million available at June 30, 2009.  At June 30, 2009, the Company had a line of credit with the Federal Reserve Bank of Chicago of $26.1 million which was available to the Company for liquidity.  The Company has pledged loans totaling $119.3 million at June 30, 2009 as security for potential borrowings the Company may incur by drawing on the lines of credit at the Federal Home Loan Bank of Chicago and the Federal Reserve Bank of Chicago.  Additional funds available from available lines of credit at three independent banks at June 30, 2009 totaling $30.0 million also supplement the Company’s ability to meet any funding needs, including any unexpected strain on liquidity.

RESULTS OF OPERATIONS

NET INCOME

The Company recognized a loss for the quarter ended June 30, 2009 of $11.8 million, as compared with a loss of $150,000 for the same quarter of 2008.  The loss during the second quarter of 2009 was impacted by the write-down of goodwill of $9.5 million, a provision for loan and lease losses of $3.7 million, a special FDIC insurance assessment of $304,000 and an impairment charge of $628,000 taken on collateralized debt obligations of trust preferred securities issued by financial institutions.  The write-down of the goodwill occurred because the goodwill was deemed to be impaired due to general market conditions negatively affected bank stock prices and the Company’s earnings.  The goodwill write-down was a one-time accounting, noncash transaction and had no effect on the Company’s regulatory capital or liquidity and was not tax deductible.

For the six months ended June 30, 2009, the Company posted a loss of $13.3 million as compared with net income of $1.1 million for the same period of 2008.  The loss resulted from the write-down of goodwill of $9.5 million, a provision for loan and lease losses of $5.4 million, net losses on the sale of other real estate owned of $1.6 million, FDIC insurance premiums of $756,000 that included a special FDIC insurance assessment of $304,000 and the impairment write-down to securities of $628,000.

NET INTEREST INCOME

Net interest income, the difference between interest income on earning assets and interest expense on interest bearing liabilities, decreased 17.8 percent, or $1.0 million, to $4.6 million for the three months ended June 30, 2009, as compared with $5.6 million for the same quarter of 2008.  The decline in net interest income was attributable to increased levels of nonearning nonaccrual loans and increases to lower earning federal funds sold during the second quarter of 2009 as compared with the same quarter of 2008.

NORTHERN STATES FINANCIAL CORPORATION

TABLE 5

NORTHERN STATES FINANCIAL CORPORATION
ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES
For the Three Months Ended June 30, 2009 and 2008 - Rates are Annualized
($ 000s)

	2009			2008
	Average Balance	Interest	Rate	Average Balance	Interest	Rate

Assets
Loans (1)(2)(3)	$473,482	$6,021	5.09%	$463,369	$7,075	6.11%
Taxable securities (4)	85,303	1,117	5.43%	125,124	1,705	5.45%
Tax advantaged securities (2) (4)	8,716	133	6.12%	10,731	169	6.33%
Federal funds sold	35,279	9	0.10%	2,303	13	2.26%
Interest earning assets	602,780	7,280	4.85%	601,527	8,962	5.96%
Noninterest earning assets	42,975			37,470
Average assets	$645,755			$638,997
Liabilities and stockholders’ equity
NOW deposits	$47,469	$51	0.43%	$48,006	$40	0.33%
Money market deposits	63,717	234	1.47%	68,742	295	1.72%
Savings deposits	62,565	39	0.25%	63,595	78	0.49%
Time deposits	266,574	2,029	3.04%	245,477	2,452	4.00%
Other borrowings	64,621	294	1.82%	75,400	460	2.44%
Interest bearing liabilities	504,946	2,647	2.10%	501,220	3,325	2.65%
Demand deposits	56,848			58,383
Other noninterest bearing liabilities	681			7,451
Stockholders’ equity	83,280			71,943
Average liabilities and stockholders’ equity	$645,755			$638,997

Net interest income		$4,633			$5,637

Net interest spread			2.75%			3.31%

Net yield on interest earning assets (4)			3.09%			3.75%
Interest-bearing liabilities to earning assets ratio			83.77%			83.32%
____________
(1) -	Interest income on loans includes loan origination and other fees of $14,000 and $63,000 for the three months ended June 30, 2009 and 2008, respectively.
(2) -
Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34 percent tax rate. The tax equivalent adjustment reflected in the above table for municipal loans is approximately $22,000 and $23,000 for the three months ended June 30, 2009 and 2008, respectively.  The tax equivalent adjustment reflected in the above table for municipal securities is approximately $45,000 and $58,000 for the three months ended June 30, 2009 and 2008, respectively.

(3) -	Non-accrual loans are included in average loans.
(4) -
Rate information was calculated on the average amortized cost for securities.  The three months ended June 30, 2009 and 2008 average balance information includes an average unrealized gain (loss) for taxable securities of $2,897,000 and ($72,000) and for tax-advantaged securities of $27,000 and $49,000, respectively.

NORTHERN STATES FINANCIAL CORPORATION

TABLE 6

NORTHERN STATES FINANCIAL CORPORATION
ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES
For the Six Months Ended June 30, 2009 and 2008 - Rates are Annualized
($ 000s)

	2009			2008
	Average Balance	Interest	Rate	Average Balance	Interest	Rate

Assets
Loans (1)(2)(3)	$476,738	$12,477	5.23%	$454,808	$14,343	6.31%
Taxable securities (4)	90,675	2,371	5.40%	132,195	3,593	5.46%
Tax advantaged securities (2) (4)	9,067	282	6.23%	10,985	343	6.26%
Federal funds sold	27,020	12	0.09%	5,765	83	2.88%
Interest earning assets	603,500	15,142	5.04%	603,753	18,362	6.09%
Noninterest earning assets	41,147			37,059
Average assets	$644,647			$640,812

Liabilities and stockholders’ equity
NOW deposits	$45,543	$86	0.38%	$45,785	$79	0.35%
Money market deposits	64,445	550	1.71%	69,457	645	1.86%
Savings deposits	61,649	108	0.35%	62,563	168	0.54%
Time deposits	270,020	4,284	3.17%	248,511	5,278	4.25%
Other borrowings	69,102	615	1.78%	77,315	1,091	2.82%
Interest bearing liabilities	510,759	5,643	2.21%	503,631	7,261	2.88%
Demand deposits	53,770			56,945
Other noninterest bearing liabilities	4,592			7,207
Stockholders’ equity	75,526			73,029
Average liabilities and stockholders’ equity	$644,647			$640,812

Net interest income		$9,499			$11,101

Net interest spread			2.83%			3.21%

Net yield on interest earning assets (4)			3.16%			3.68%

Interest-bearing liabilities to earning assets ratio			84.63%			83.42%
____________
(1) - Interest income on loans includes loan origination and other fees of $46,000 and $95,000 for the six months ended June 30, 2009 and 2008, respectively.

(2) - Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34 percent tax rate. The tax equivalent adjustment reflected in the above table for municipal loans is approximately $44,000 and $45,000 for the six months ended June 30, 2009 and 2008, respectively.  The tax equivalent adjustment reflected in the above table for municipal securities is approximately $96,000 and $117,000 for the six months ended June 30, 2009 and 2008, respectively.

(3) - Non-accrual loans are included in average loans.

(4) - Rate information was calculated on the average amortized cost for securities.  The six months ended June 30, 2009 and 2008 average balance information includes an average unrealized gain for taxable securities of $2,820,000 and $538,000 and for tax-advantaged securities of $12,000 and $29,000, respectively.

NORTHERN STATES FINANCIAL CORPORATION

Average interest earning assets during the three months ended June 30, 2009 totaled $602.8 million, a slight increase of $1.3 million from average earning assets of $601.5 million during the three months ended June 30, 2008.  However the mix of average interest earning assets show that average federal funds sold for the quarter ending June 30, 2009 were $35.3 million as compared to only $2.3 million for the same quarter of 2008.  Rates earned on federal funds for the quarter ended June 30, 2009 were .10 percent as compared with 2.26 percent for the same quarter last year, a decrease of 216 basis points.  As a result, the change in earning asset mix reflecting an increase in lower yielding federal funds sold had a negative impact on the total yield on interest earning assets.  The Company increased its federal funds sold in 2009 as the Company managed its liquidity.

Interest rates were generally lower during the second quarter of 2009 than during the second quarter of 2008.  The lower interest rates were evidenced by a prime lending rate of 3.25 percent during the entire second quarter of 2009, compared to the prime rate at the beginning of the second quarter of 2008 of 5.25 percent, which decreased 25 basis points, to end at 5.00 percent at June 30, 2008.  This decrease to general interest rates affected net interest income by causing rates on interest earning assets and rates paid on interest bearing liabilities to decrease during the second quarter of 2009 as compared with the same quarter last year.

During the quarter ended June 30, 2009 the net interest rate spread decreased 56 basis points to 2.75 percent as compared to 3.31 percent for the same quarter of 2008.  Rates on interest earning assets decreased 111 basis points during the second quarter of 2009 as compared with the same quarter of 2008.  However, rates paid on interest bearing liabilities declined by only 55 basis points during the second quarter of 2009 as compared with the same quarter of 2008.  Rates earned on interest earning assets declined more than rates paid on interest earning assets due to an increase in nonearning nonaccrual loans, which totaled $48.0 million at June 30, 2009, as compared with $18.9 million at June 30, 2008 and due to the change in the asset earning mix, which included an increase to lower yielding federal funds sold.

For the six months ended June 30, 2009, net interest income declined $1.6 million from the same six months last year.  The decline to net interest income was attributable to the increases to nonaccrual loans as well as decreases to general interest rate levels and increased lower earning federal funds sold.  The loan yield dropped 108 basis points during the first half of 2009 as compared to the same period of 2008.  Average federal funds rates declined 279 basis points and as average balances of federal funds sold increased $21.2 million during the six months ended June 30, 2009 as compared with the same six months of 2008.  These factors caused the net interest spread to decrease 38 basis points and the net yield on interest earning assets to decrease 52 basis points during the six months ended June 30, 2009, as compared with the same six months of 2008.

ASSET QUALITY AND THE PROVISION FOR LOAN AND LEASE LOSSES

At June 30, 2009, management, with the concurrence of the Board of Directors, after carefully reviewing the adequacy of the allowance for loan and lease losses and the levels of nonperforming and impaired loans and leases, determined that an allowance of $14.9 million was adequate to cover probable incurred loan and lease losses, as compared with $10.4 million at year-end 2008.  During the first half of 2009, $972,000 in loans and leases were charged-off against the allowance compared with charge-offs of $82,000 during the same period last year.  During the first half of 2009, recoveries of loans previously charged-off totaled $12,000, as compared with $54,000 in recoveries during the same period in 2008.  During the second quarter of 2009, the provision for loan and lease losses was $3.7 million as compared with $2.7 million during the same quarter of 2008.  During the six months ended June 30, 2009, the provision for loan and lease losses totaled $5.4 million as compared with $3.0 million for the same six months of 2008.

NORTHERN STATES FINANCIAL CORPORATION

Nonperforming loans and leases, which include loans and leases on nonaccrual status in addition to loans and leases 90 days or more past due and still accruing interest, were $50.0 million at June 30, 2009, or 10.55 percent of total loans and leases, as compared with $37.1 million at December 31, 2008, or 7.71 percent of loans and leases.   The increase to nonperforming loans was attributable to the poor economic climate and to the continuing decline in real estate prices.  Many borrowers have experienced cash flow problems as unemployment rates have increased due to the economy, causing the borrowers to become delinquent with their loan payments.  In previous years, a borrower having financial difficulties, whose loan was secured by real estate, could sell their real estate and pay off their loan.  In the current economic environment, real estate values have plummeted as much as 40 percent from two years ago and the time it takes to sell real estate has lengthened considerably, making it difficult for borrowers to cure their delinquency problems by selling their real estate.

At June 30, 2009, loans on nonaccrual status totaled $48.0 million, as compared with $36.6 million at year-end 2008.  Two loan relationships account for $26.1 million or 54 percent of total nonaccrual loans at June 30, 2009.  These loans are secured by commercial office and multi-family apartment buildings on which the borrowers have experienced cash flow problems due to vacancies.   The Company is taking steps to collect on the loans, including foreclosure.

During the quarter ended June 30, 2009, nonaccrual loans increased by $11.0 million from March 31, 2009.  Most of these additions to nonaccrual loans pertain to five borrowers.

One borrower’s loans totaling $3.5 million, which include a $2.3 million home equity loan, were placed on nonaccrual status during the quarter as the borrower experienced severe cash flow difficulties. The Company anticipates initiating foreclosure proceedings.

The Company participated with other financial institutions on a construction project for 890 unit condominiums in Florida that has experienced construction delays and problems due to purchasers of the condominiums having problems finding financing.  The Company’s portion of this loan was $2.5 million and was placed on nonaccrual status during the quarter, with the Company allocating $656,000 of its allowance for loan and lease losses to this loan at June 30, 2009.

Loans totaling $2.3 million to a borrower secured by several single family homes as well as two commercial buildings were placed on nonaccrual status during the quarter as rent receipts used by the borrower to service the loan payments have declined.  The borrower is attempting to sell the properties, with one property expected to close during the third quarter of 2009.  The Company was filing for foreclosure on the properties.

A loan for $1.1 million on a newly built commercial property was placed on nonaccrual status during the quarter as the borrower has not made payments while attempting to sell the property.   The Company is attempting to work with the borrower pending the sale of the property.

During the quarter ended June 30, 2009, a loan for $904,000 on a hotel was placed on nonaccrual status as the borrower has experienced cash flow problems due to higher vacancy rates.  A foreclosure suit has been filed.

Loans and leases 90 days or more past due and still accruing interest increased to $2.0 million at June 30, 2009 compared with $442,000 at December 31, 2008.  These loans are well secured and in the process of collection.

NORTHERN STATES FINANCIAL CORPORATION

Impaired loans and leases at June 30, 2009 totaled $61.6 million, as compared with $43.8 million at December 31, 2008.  The Company considers a loan or lease impaired if full principal and interest will not be collected under the contractual terms of the note.  Nonaccrual loans and leases are classified as impaired.  Impaired loans and leases are carried at the present value of expected cash flows discounted at the loan’s effective interest rate or at the fair value of the collateral, if the loan or lease is collateral dependent.  Impaired loans include a $9.2 million loan relationship that is not on nonaccrual status but has been classified as restructured as the Company has made reductions to the loans’ interest rates in an attempt to assist the borrower in servicing their loan payments.  At June 30, 2009, $8.7 million of the Company’s $14.9 million allowance for loan and lease losses was allocated to impaired loans.

TABLE 7

NORTHERN STATES FINANCIAL CORPORATION

NONPERFORMING ASSETS

($ 000’s)

	June 30, 2009	December 31, 2008
Loans and leases
Nonaccrual status	$48,010	$36,624
90 days or more past due, still accruing	2,022	442
Total nonperforming loans and leases	50,032	37,066
Other real estate owned	6,015	10,575
Total nonperforming assets	$56,047	$47,641
Nonperforming loans and leases as a percentage of total loans, net of unearned income and deferred loan fees	10.55%	7.71%
Nonperforming assets as a percentage of total assets	8.85%	7.44%
Nonperforming loans and leases as a percentage of the allowance for loan losses	336.67%	356.34%

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

Another component of nonperforming assets is other real estate owned, consisting of assets acquired through loan foreclosure and repossession. At June 30, 2009, other real estate owned totaled $6.0 million, a decrease of $4.6 million from $10.6 million at December 31, 2008.  During the three months ended June 30, 2009 the Company sold two properties carried at $317,000 and recognized gains on the sales of these properties that totaled $37,000.  During the first quarter of 2009, the Company sold a luxury home that had been carried at $5.9 million at year-end, for $4.2 million recognizing a $1.7 million loss on the sale.  The Company’s loss on this sale was due to declining values of luxury homes, large inventory, and the limited number of buyers for such homes.  At June 30, 2009, the Company had no homes in other real estate owned with a carrying value of greater than $1.0 million.  During the first half of 2009, $1.6 million in properties acquired through foreclosure were transferred into other real estate owned from loans.

NORTHERN STATES FINANCIAL CORPORATION

Other real estate owned includes a property acquired in 1987 through the receipt of deed in lieu of foreclosure.  This property is a former commercial/industrial site located in Waukegan, Illinois, overlooking Lake Michigan, with a carrying value of $2,052,000 at June 30, 2009.  The Company is attempting to sell this property through the Bank’s subsidiary, Northern States Community Development Corporation as part of the City of Waukegan’s lakefront development plans.

Environmental remediation costs may be incurred in disposing of this property.  At year-end 2008, the Company had an independent environmental consultant update its opinion as to estimated environmental remediation costs with this property.  This updated report estimated that there were remaining costs of $259,000 to achieve acceptable levels of contaminants for commercial/industrial or restricted residential land use and to prevent migration of the contaminants to adjoining off-site properties and Lake Michigan, as compared with estimated costs of $1.6 million at year-end 2007.  The Company was able to lower its estimated environmental costs during 2008 as the Company entered into an agreement with a contractor that provided for low cost delivery and grading of clean soil to the site for surface capping purposes.  During 2008, the Company made environmental improvements to the property in the amount of $281,000 that increased the carrying value of the property.  During the first half of 2009, additional environmental improvements that increased the carrying value of the property were made totaling $61,000.  No determination has been made as to the ultimate end use of the property, which would need to be approved by the City of Waukegan as part of its Lakefront Downtown Master Plan. The appraised value of the property supports the Bank’s carrying value, plus the estimated remediation costs and as such, at this time, no liability has been recorded for these estimated environmental remediation costs.

The fair value of other real estate owned is reviewed by management at least quarterly to help ensure the reasonableness of its carrying value, which is lower of cost or the fair value less estimated selling costs.

NONINTEREST INCOME

Noninterest income for the three months ended June 30, 2009 was $545,000 as compared with $1.1 million for the three months ended June 30, 2008.  The decline was due to an impairment charge of $628,000 on collateral debt obligation securities resulting from credit issues with financial institutions issuing the debt backing the securities.  Excluding the impairment charge, noninterest income would have been $1.2 million for the second quarter of 2009, increasing $57,000 as compared with $1.1 million for the same quarter of 2008.

For the six months ended June 30, 2009, the Company showed a negative noninterest income of $180,000, as compared with $2.3 million for the six months ended June 30, 2008.  The reasons for the loss during the first six months of 2009 were the securities impairment charge of $628,000 described above and the net losses from sales of other real estate owned of $1.6 million.  Excluding the securities impairment charge and net losses on the sale of other real estate owned, noninterest income would have been $2.1 million for the six months ended June 30, 2009, a decline of $172,000 from the same period of 2008.  This decline is attributable to decreased service fees on deposits, mainly from reduced overdraft fee income, during the first half of 2009 of $166,000 compared to the same period of 2008.

NONINTEREST EXPENSE

Noninterest expense for the quarter ended June 30, 2009 was $14.8 million, increasing $10.4 million from $4.3 million for the same quarter last year.  The majority of the increase of noninterest expense for the second quarter of 2009 was due to the write-down of goodwill in the amount of $9.5 million as goodwill became impaired.  The write-down eliminates the goodwill from the Company’s balance sheet and was a one-time accounting, non tax deductible, noncash transaction with no effect on regulatory capital or liquidity.  The goodwill had been booked by the Company primarily as the result of its 2004 acquisition of First State Bank of Round Lake.

NORTHERN STATES FINANCIAL CORPORATION

Also affecting noninterest expense for the quarter ended June 30, 2009 was an increase in FDIC insurance expense.  For the three months ended June 30, 2009, FDIC insurance expense totaled $604,000 as compared with $32,000 for the same three months last year, an increase of $572,000.  Regular FDIC insurance rates increased for the Company in 2009 as the Company’s credits with the FDIC expired in 2008.  In addition, the FDIC charged all financial institutions a special assessment during the second quarter of 2009 to recapitalize the FDIC.  The amount of the special assessment was equal to 5 basis points of the Bank’s assets less its Tier I regulatory capital. The Company accrued an additional $304,000 during the second quarter of 2009 for this special assessment.  The FDIC may levy additional assessments during the third and fourth quarters of 2009 if needed.

Noninterest expense for the six months ended June 30, 2009 was $19.6 million, increasing $10.9 million from $8.7 million for the six months ended June 30, 2008.  The goodwill impairment and increased FDIC insurance expense account for $10.2 million of the increase.

Also affecting noninterest expense during the first half of 2009 as compared with the same period last year were increases to legal expenses of $474,000 and other operating expenses of $434,000.  Legal expenses increased mainly due to collection efforts as a result of increases to the Company’s nonperforming assets during 2009.  Most of the increase to other operating expenses pertained to increases to the advertising and other real estate owned expense components of other operating expenses. The Company increased its advertising outlay during the first half of 2009 by $169,000 compared with the same period last year as the Bank updated its branding and introduced a new checking account product.  Expenses relating to other real estate owned during the six months ended June 30, 2009 also increased $216,000 as compared with the same six months last year as $1.6 million in properties were transferred into other real estate owned.

Offsetting some of the increases to noninterest expense during the six months ended June 30, 2009 as compared to the same period of 2008 was decreases to salaries and employee benefits of $128,000 and to audit and other professional fees of $286,000.  Salaries expense declined as the Company has continued to reduce staff whenever possible.  The number of full time equivalent employees declined to 142 at June 30, 2009 as compared to 155 at June 30, 2008.  Audit and other professional fee expense declined as the Company was no longer an accelerated filer.

FEDERAL AND STATE INCOME TAXES

For the three months ended June 30, 2009, the Company had a tax benefit of $1.5 million as compared with a tax benefit of $217,000 for the same three months last year.  The tax benefit during the quarter ended June 30, 2009 as a percentage of losses before income taxes was 11.49 percent as compared with 59.13 percent for the same quarter of 2008.  The much lower tax benefit as a percentage of losses before income taxes of 11.49 percent was attributable to the write-down of goodwill of $9.5 million being not deductible for tax purposes.  Excluding the goodwill write-down, the tax benefit as a percentage of losses before income taxes becomes 39.95 percent.

The Company had a tax benefit of $2.5 million for the six months ended June 30, 2009 as compared to income tax expense of $412,000 for the same period of 2008.  The tax benefit rate for the first half of 2009 comes to 16.04% but when factoring out the non tax deductible $9.5 million write-down of goodwill the tax benefit rate comes to 40.26%.

During 2008, the Company had an accumulated net operating loss for state income tax purposes of approximately $615,000, which will be carried forward to reduce future taxable income.  The net operating loss carried forward will expire in 2021, if it is not utilized.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

NORTHERN STATES FINANCIAL CORPORATION

The Company has contractual obligations that may not appear on the balance sheet.  Table 7 presents the Company’s significant fixed and determinable contractual obligations as of June 30, 2009, by payment date. The payment amounts in Table 7 represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts or similar carrying amount adjustments.

TABLE 8

NORTHERN STATES FINANCIAL CORPORATION
CONTRACTUAL OBLIGATIONS
As of June 30, 2009
($ 000s)

Contractual obligations	One year or less	Greater than 1 yr. and less than or equal to 3 yrs.	Greater than 3 yrs. and less than or equal to 5 yrs.	Greater than 5 yrs.	Total
Long-term debt
Federal Home Loan Bank term advances	$10,000	$-	$-	$-	$10,000
Subordinated debentures	-	-	-	10,000	10,000
Time deposits	235,031	30,674	9,905	-	275,610
Other contractual obligations
Standby letters of credit	6,575	-	-	-	6,575

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company’s primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk. Interest rate risk is the exposure of a banking organization’s financial condition to adverse movements in interest rates.  The Company seeks to achieve consistent growth in net interest income and net income while managing volatility that arises from shifts in interest rates.  The Company’s Asset and Liability Management Committee (“ALCO”) oversees interest rate risk programs instituted by management and measurements of interest rate risk verifying that they are within authorized limits set by the Company’s Board of Directors.

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

NORTHERN STATES FINANCIAL CORPORATION

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

Table 9 shows how interest rate shocks of decreasing rates 1% and 2% and increasing rates 1% and 2% affect 12 month projected net interest income at June 30, 2009 and December 31, 2008.  The computer simulation model used to do the interest rate shocks and calculate the effect on projected net interest income takes into consideration maturity and repricing schedules of the various assets and liabilities as well as call provisions on the Company’s securities.

At June 30, 2009 the projected annual net interest income increases $136,000 when rates are shocked upward 2% while projected net interest income decreases $601,000 for a 2% downward rate shock.  Interest rates at June 30, 2009, as evidenced by the prime lending rate at 3.25 percent, at its lowest level since 1955, were very low.  Many deposit rates could not go down 200 basis points as the deposit rate would then become negative.  As such, the rate shocks downward would lower interest income earned on loans and investments to a greater extent than interest paid on deposits and borrowings, thereby causing net interest income to decline.  Management believes that it is highly unlikely that rates will decrease further in the near future.

At both June 30, 2009 and December 31, 2008, the percentage changes from the base forecasted 12-month net interest income are within policy guidelines and show that interest rate risk was minimal at June 30, 2009.

TABLE 9

NORTHERN STATES FINANCIAL CORPORATION
EFFECT OF INTEREST SHOCKS ON NET INTEREST INCOME
as of June 30, 2009 and December 31, 2008
($000s)

	Immediate Change in Rates
	-2.00%	-1.00%	+1.00%	+2.00%
June 30, 2009:
Dollar Change from Base Forecast	$(601)	$(156)	$147	$136
Percent Change from Base Forecast	-3.24%	-0.84%	0.79%	0.73%

December 31, 2008:
Dollar Change from Base Forecast	$(656)	$(325)	$(88)	$(250)
Percent Change from Base Forecast	-3.82%	-1.89%	-0.51%	-1.45%

NORTHERN STATES FINANCIAL CORPORATION

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s management has evaluated, with the participation of the Chairman of the Board and President, and Vice President and Treasurer, the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on that evaluation, the Chairman of the Board and President, and Vice President and Treasurer have concluded that these controls and procedures were effective as of such date.  There were no changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the second quarter of 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

From time to time, due to the nature of its business, the Company and its subsidiaries are often subject to various legal actions.  These legal actions, whether pending or threatened, arise through the normal course of business and neither the Company nor any of its subsidiaries are currently involved in any proceedings that would, in management’s judgement, have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

NORTHERN STATES FINANCIAL CORPORATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual meeting of stockholders of Northern States Financial Corporation was held on May 21, 2009, with the stockholders of record at April 16, 2009 eligible to vote in person or by proxy, with one vote for each share owned, to elect directors for a one year term each, to approve the 2009 Restricted Stock Plan, to give an advisory (non-binding) vote on 2008 executive compensation and to ratify the appointment of Plante & Moran, PLLC as independent auditors of the Company for the year ending December 31, 2009.  There were 4,072,255 shares of stock outstanding and eligible to vote as of April 16, 2009.  The following directors were duly elected at the meeting to serve a one year term:

	Votes FOR	Votes WITHHELD
Fred Abdula	3,137,765	89,640
Kenneth W. Balza	3,149,488	77,917
Theodore A. Bertrand	3,149,988	77,417
Jack H. Blumberg	3,059,815	167,590
Frank J. Furlan	3,086,791	140,614
Harry S. Gaples	3,073,535	153,870
James A. Hollensteiner	3,084,832	142,573
Allan J. Jacobs	3,149,003	78,402
Raymond M. Mota	3,091,591	135,814
Helen Rumsa	3,090,582	136,823
Scott Yelvington	3,137,848	89,557

The 2009 Restricted Stock Plan was approved by a vote of 2,561,574 shares FOR approval, 169,222 shares voting AGAINST, and 19,969 shares voting to ABSTAIN.

The advisory (non-binding) vote on executive compensation showed a vote of 3,014,186 shares FOR, 103,657 shares voting AGAINST, and 109,652 shares voting to ABSTAIN.

The appointment of Plante & Moran, PLLC as the Company’s independent auditors for the year ending December 31, 2009 was ratified by a vote of 3,172,348 shares FOR ratification, with 18,151 shares voting AGAINST, and 36,906 shares voting to ABSTAIN.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS .

(a)           Exhibits.

Exhibit 3.1 Certificate of Incorporation of the Company, as amended (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 000-19300)).

Exhibit 3.2 Certificate of Amendment of the Certificate of Incorporation of the Company, as amended, dated April 27, 1998 (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-19300) filed on March 25, 2009).

Exhibit 3.3 Certificate of Amendment of the Certificate of Incorporation of the Company, as amended, dated January 20, 2009 (incorporated herein by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-19300) filed on March 25, 2009).

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

Exhibit 31.1 Section 302 Certification of Chairman of the Board and President.

Exhibit 31.2 Section 302 Certification of Vice President and Treasurer.

Exhibit 32.1 Section 906 Certification.

NORTHERN STATES FINANCIAL CORPORATION
FORM 10-Q
June 30, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized, on this 10th day of August 2009.

NORTHERN STATES FINANCIAL CORPORATION
(Registrant)

Date: August 10, 2009	By: /s/ Fred Abdula Fred Abdula Chairman of the Board of Directors and President
Date: August 10, 2009	By: /s/ Thomas M. Nemeth Thomas M. Nemeth Vice President and Treasurer

NORTHERN STATES FINANCIAL CORPORATION
FORM 10-Q
June 30, 2009

EXHIBIT INDEX

Exhibits

Exhibit 3.1 Certificate of Incorporation of the Company, as amended (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 000-19300)).

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