Form 10-Q
period 2009-09-30
NORTHERN STATES FINANCIAL CORP /DE/
filed 2009-11-16
CIK 744485

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549
________________________________________________________

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
       Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                     YES:  ☐              NO:  ☒

4,072,255 shares of common stock were outstanding
at November 13, 2009

NORTHERN STATES FINANCIAL CORPORATION AND SUBSIDIARY
FORM 10-Q
For the Quarter Ended September 30, 2009
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Northern States Financial Corporation
Waukegan, Illinois

We have reviewed the accompanying interim condensed consolidated balance sheet of NORTHERN STATES FINANCIAL CORPORATION as of September 30, 2009, the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2009 and 2008 and the condensed statements of cash flows and stockholders equity for the nine month periods ended September 30, 2009 and 2008.  These interim financial statements are the responsibility of the company's management.

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

  /s/  Plante & Moran, PLLC

Chicago, Illinois
November 11, 2009

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2009 and December 31, 2008
(In thousands of dollars) (Unaudited)

	September 30, 2009	December 31, 2008
Assets
Cash and due from banks	$13,538	$14,108
Interest bearing deposits in financial institutions - maturities less than 90 days	949	242
Federal funds sold	21,302	7,518
Total cash and cash equivalents	35,789	21,868
Securities available for sale	123,962	103,194
Loans and leases	449,669	480,812
Less: Allowance for loan and lease losses	(23,345)	(10,402)
Loans and leases, net	426,324	470,410
Federal Home Loan Bank stock	1,801	1,757
Office buildings and equipment, net	9,824	9,916
Other real estate owned	21,461	10,575
Goodwill	0	9,522
Core deposit intangible asset	578	926
Accrued interest receivable and other assets	8,406	12,551
Total assets	$628,145	$640,719

Liabilities and Stockholders' Equity
Liabilities
Deposits
Demand - noninterest bearing	$59,047	$57,313
Interest bearing	461,106	443,508
Total deposits	520,153	500,821
Securities sold under repurchase agreements	42,416	42,574
Federal Home Loan Bank advance	0	20,000
Subordinated debentures	10,000	10,000
Advances from borrowers for taxes and insurance	444	1,011
Accrued interest payable and other liabilities	6,366	4,699
Total liabilities	579,379	579,105

Stockholders' Equity
Common stock (Par value $0.40 per share, authorized 6,500,000 shares, issued 4,472,255 shares at September 30, 2009 and December 31, 2008)	1,789	1,789
Preferred stock (Par value $0.40 per share, authorized 1,000,000 shares, issued 17,211 shares with liquidation amounts of $1,000.00 per share at September 30, 2009)	16,611	0
Warrants (584,084 issued and outstanding at September 30, 2009)	681	0
Additional paid-in capital	11,584	11,584
Retained earnings	25,405	56,082
Treasury stock, at cost (400,000 shares at September 30, 2009 and December 31, 2008)	(9,280)	(9,280)
Accumulated other comprehensive income	1,976	1,439
Total stockholders' equity	48,766	61,614
Total liabilities and stockholders' equity	$628,145	$640,719

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and nine months ended September 30, 2009 and 2008
(In thousands of dollars, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Interest income
Loans (including fee income)	$6,187	$7,287	$18,620	$21,585
Securities
Taxable	1,093	1,544	3,464	5,137
Exempt from federal income tax	87	121	273	347
Federal funds sold and other	8	8	20	91
Total interest income	7,375	8,960	22,377	27,160
Interest expense
Time deposits	1,831	2,263	6,115	7,541
Other deposits	306	396	1,050	1,288
Repurchase agreements and federal funds purchased	162	279	489	922
Federal Home Loan Bank advances	4	137	52	289
Subordinated debentures	109	137	349	433
Total interest expense	2,412	3,212	8,055	10,473
Net interest income	4,963	5,748	14,322	16,687
Provision for loan and lease losses	12,825	5,146	18,244	8,129
Net interest income after provision for loan and lease losses	(7,862)	602	(3,922)	8,558
Noninterest income
Service fees on deposits	638	672	1,753	1,953
Trust income	182	188	590	619
Gains on sales of securities	0	40	0	40
Other than temporary impairment of securities	(150)	(2,180)	(2,243)	(2,180)
Add (deduct) noncredit portion of other than temporary impairment of securities	(2,274)	0	(809)	0
Net gains (loss) on sales of other real estate owned	42	0	(1,594)	0
Other operating income	320	279	881	823
Total noninterest income	(1,242)	(1,001)	(1,422)	1,255
Noninterest expense
Salaries and employee benefits	2,109	2,127	6,286	6,432
Occupancy and equipment, net	556	580	1,872	1,801
Data processing	472	415	1,345	1,278
FDIC insurance	324	24	1,080	98
Legal	308	144	942	304
Audit and other professional	244	260	695	997
Amortization of core deposit intangible asset	116	116	348	348
Write-down of goodwill	0	0	9,522	0
Other real estate owned expense	178	27	442	75
Other operating expenses	663	536	2,024	1,645
Total noninterest expense	4,970	4,229	24,556	12,978
Income before income taxes	(14,074)	(4,628)	(29,900)	(3,165)
Income tax (benefit) expense	3,668	(1,847)	1,130	(1,435)
Net income (loss)	$(17,742)	$(2,781)	$(31,030)	$(1,730)

Dividends to preferred stockholders	215	0	528	0
Accretion of discount on preferred stock	30	0	81	0
Net income (loss) available to common stockholders	$(17,987)	$(2,781)	$(31,639)	$(1,730)

Basic earnings (loss) per share	$(4.42)	$(0.68)	$(7.77)	$(0.42)

Diluted earnings (loss) per share	$(4.42)	$(0.68)	$(7.77)	$(0.42)

Comprehensive income (loss)	$(15,686)	$(683)	$(29,531)	$(1,725)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2009 and 2008
(In thousands of dollars) (Unaudited)

	Nine months ended
	September 30,	September 30,
	2009	2008
Cash flows from operating activities
Net income	$(31,030)	$(1,730)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	466	391
Amortization of other intangible assets	348	348
Impairment loss on securities	3,052	2,180
Net gains on sales of securities	0	(40)
Provision for loan and lease losses	18,244	8,129
Net (gain) loss on sale of other real estate owned	1,594	0
Write-down of goodwill	9,522	0
Deferred loan fees	(112)	330
Net change in accrued interest receivable and other assets	4,821	(3,720)
Net change in accrued interest payable and other liabilities	1,557	108
Net cash from operating activities	8,462	5,996
Cash flows used in investing activities
Proceeds from maturities and calls of securities available for sale	25,887	83,362
Proceeds from sales of securities available for sale	0	8,240
Purchases of securities available for sale	(48,884)	(62,223)
Change in loans made to customers	8,752	(58,780)
Purchases of Federal Home Loan Bank stock	(44)	(312)
Property and equipment expenditures	(374)	(841)
Improvements to other real estate owned	(69)	(213)
Proceeds from sales of other real estate owned	4,791	0
Net cash from investing activities	(9,941)	(30,767)
Cash flows used in financing activities
Net increase (decrease) in:
Deposits	19,332	12,162
Issuance of preferred stock and warrants per TARP	17,211	0
Securities sold under repurchase agreements and federal funds purchased	(158)	15,222
Advances from borrowers for taxes and insurance	(567)	(509)
Federal Home Loan Bank advances	10,000	70,000
Repayment of Federal Home Loan Bank advances	(30,000)	(35,000)
Purchases of treasury stock	0	(2,078)
Dividends paid on preferred stock	(418)	0
Dividends paid on common stock	0	(1,628)
Net cash from financing activities	15,400	58,169
Net change in cash and cash equivalents	13,921	33,398
Cash and cash equivalents at beginning of period	21,868	23,634
Cash and cash equivalents at end of period	$35,789	$57,032

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Nine months ended September 30, 2009 and 2008
(In thousands of dollars, except for per share data) (Unaudited)

	Common Stock	Preferred Stock	Warrants	Additional Paid-In Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2007	$1,789	$0	$0	$11,584	$66,983	$(7,202)	$300	$73,454
Net income (loss)					(1,730)			(1,730)
Cash dividends ($.40 per share)					(1,628)			(1,628)
Purchase of 105,850 shares of common stock as treasury stock						(2,078)		(2,078)
Unrealized gains on securities available for sale, net of deferred tax							5	5
Balance, September 30, 2008	$1,789	$0	$0	$11,584	$63,625	$(9,280)	$305	$68,023
Balance, December 31, 2008	$1,789	$0	$0	$11,584	$56,082	$(9,280)	$1,439	$61,614
Net income (loss)					(1,457)			(1,457)
Issuance of preferred stock and warrants		16,530	681					17,211
Accrued dividend on preferred stock					(98)			(98)
Accretion of preferred stock discount issued		20			(20)			0
Unrealized loss on securities available for sale, net of deferred tax							(735)	(735)
Balance, March 31, 2009	1,789	16,550	681	11,584	54,507	(9,280)	704	76,535
Adjustment for change in accounting from adoption of FSP FAS 115-2 and FSP FAS 124-2, April 1, 2009 (see note 6)					962		(962)	0
Balance, April 1, 2009 restated	1,789	16,550	681	11,584	55,469	(9,280)	(258)	76,535
Net income (loss)					(29,573)			(29,573)
Accrued dividend on preferred stock					(430)			(430)
Accretion of preferred stock discount issued		61			(61)			0
Unrealized loss on securities available for sale, net of deferred tax							2,234	2,234
Balance, September 30, 2009	$1,789	$16,611	$681	$11,584	$25,405	$(9,280)	$1,976	$48,766

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

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

To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information.  These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ.  The allowance for loan and lease losses, valuation of other real estate owned, valuation of other than temporarily impaired securities, valuation of deferred tax assets and status of contingencies are particularly subject to change.

           The interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes (or "notes thereto") of the Company for the years ended December 31, 2008 and 2007 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission.  The results of operations for the three and nine month periods ended September 30, 2009 included herein are not necessarily indicative of the results to be expected for the full year 2009.

Net income (loss) was utilized to calculate earnings (loss) per share for all periods presented.  During the first nine months of 2009, the Company had preferred stock and common stock equivalents from warrants related to funds received from the U.S Department of the Treasury (the “Treasury Department”) through its Capital Purchase Program.  However, common stock equivalents from warrants during the three and nine month periods ended September 30, 2009 were antidilutive and, therefore, not considered in computing diluted earnings per share.  The Company had no common stock equivalents during the three and nine month periods ended September 30, 2008.   The average outstanding common shares used for earnings (loss) per share were as follows:

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Basic earnings per share:
Net income (loss)	$(17,742)	$(2,781)	$(31,030)		$(1,730)
Dividends to preferred stockholders	215	-	528		-
Accretion of discount on preferred stock	30	-	81		-
Net income available to common stockholders	$(17,987)	$(2,781)	$(31,639)		$(1,730)
Weighted average common shares outstanding	4,072,255	4,072,255	4,072,255		4,112,356
Basic earnings per share	$(4.42)	$(0.68)	$(7.77)		$(0.42)

Diluted earnings per share:
Net income (loss)	$(17,742)	$(2,781)	$(31,030)	$	(1,730)
Dividends to preferred stockholders	215	-	528		-
Accretion of discount on preferred stock	30	-	81		-
Net income available to common stockholders	$(17,987)	$(2,781)	$(31,639)		$(1,730)
Weighted average common shares outstanding	4,072,255	4,072,255	4,072,255		4,112,356
Add: Dilutive effect of assumed warrant exercises	-	-	-		-
Weighted average common and dilutive common shares outstanding	4,072,255	4,072,255	4,072,255		4,112,356
Diluted earnings per share	$(4.42)	$(0.68)	$(7.77)		$(0.42)

Note 2 – Preferred Stock

           On February 20, 2009, pursuant to the Treasury Department’s TARP Capital Purchase Program, the Company issued to the Treasury Department, in exchange for total proceeds of $17,211,000, (i) 17,211 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), par value $.40 per share and a liquidation amount per share equal to $1,000 per share, and (ii) a ten-year warrant (the “Warrant”) to purchase up to 584,084 shares of the Company’s common stock, at an exercise price of $4.42 per share.  The $17,211,000 proceeds were allocated to the Series A Preferred Stock and the Warrant based on the relative fair value of the instruments.  The difference between the initial carrying value of $16,530,000 that was allocated to the Series A Preferred Stock and its redemption value of $17,211,000 will be charged to retained earnings (with a corresponding increase to the carrying value of the Series A Preferred Stock) over the first five years as an adjustment to the dividend yield using the effective yield method.  The Series A Preferred Stock is generally non-voting and qualifies as Tier 1 capital.

In the event of a liquidation or dissolution of the Company, the Series A Preferred Stock then outstanding takes precedence over the Company’s common stock for the payment of dividends and distribution of assets.

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

Dividends are payable quarterly on the Series A Preferred Stock at an annual dividend rate of 5% per year for the first five years, and 9% per year thereafter.  The effective yield of the Series A Preferred Stock approximates 5.94%.  Subsequent to September 30, 2009, the Company notified the Treasury Department of its intent to suspend its dividend payments on its Series A Preferred Stock.  The suspension of dividend payments is permissible under the terms of the TARP Capital Purchase Program, but the dividend is a cumulative dividend and failure to pay dividends for six dividend periods would trigger board of director appointment rights for the holder of the Series A Preferred Stock.

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

Note 3 – Common Stock

Information related to common stock at the dates indicated was as follows:

	September 30, 2009	December 31, 2008
Par value per share	$0.40	$0.40
Authorized shares	6,500,000	6,500,000
Issued shares	4,472,255	4,472,255
Treasury shares	400,000	400,000
Outstanding shares	4,072,255	4,072,255

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

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

Note 4 – Securities

At September 30, 2009 the Company had the following securities in its investment securities portfolio:

		Gross Unrealized
September 30, 2009 ($000's)	Fair Value	Gain	Loss

U.S. Treasury	$1,011	$12	$—
U.S. government-sponsored entities	1,011	11	—
States and political subdivisions	11,085	267	(11)
Mortgage-backed securities	106,807	3,685	(53)
Other bonds	22	—	(757)
Equity securities	4,026	47	—

Total securities available-for-sale	$123,962	$4,022	$(821)

		Gross Unrealized
December 31, 2008 ($000's)	Fair Value	Gains	Losses

U.S. Treasury	$1,024	$27	$—
U.S. government-sponsored entities	1,038	38	—
States and political subdivisions	11,987	83	(211)
Mortgage-backed securities	83,055	2,484	(2)
Other bonds	2,265	—	—
Equity securities	3,825	—	(41)

Total securities available-for-sale	$103,194	$2,632	$(254)

There were no sales of securities during the nine months ended September 30, 2009 compared with sales of securities available for sale of $8.2 million during the nine months ended September 30, 2008 from which gains of $40,000 were recognized. Contractual maturities of securities available for sale at September 30, 2009 were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

September 30, 2009 ($000's)	Fair Value

Due in one year or less	$4,746
Due after one year through five years	2,608
Due after five years through ten years	1,583
Due after ten years	4,192
13,129
Mortgage-backed securities	106,807
Equity securities	4,026
Total securities available-for-sale	$123,962

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

At September 30, 2009 and December 31, 2008, there were 7 and 20 securities, respectively in an unrealized loss position.  Securities with unrealized losses at September 30, 2009 aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	Less than 12 Months		12 Months or More		Total
September 30, 2009 ($000's)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

States and political subdivisions	$780	$(11)	$-	$-	$780	$(11)
Mortgage-backed securities	14,876	(53)	-	-	14,876	(53)
Other bonds	0	0	22	(757)	22	(757)
Total temporarily impaired	$15,656	$(64)	$22	$(757)	$15,678	$(821)

	Less than 12 Months		12 Months or More		Total
December 31, 2008 ($000's)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

States and political subdivisions	$5,601	$(211)	$-	$-	$5,601	$(211)
Mortgage-backed securities	157	(2)	-	-	157	(2)
Equity securities	3,782	(41)	-	-	3,782	(41)
Total temporarily impaired	$9,540	$(254)	$-	$-	$9,540	$(254)

At September 30, 2009, for securities in a loss position, the Company does not have the intent to sell these securities and the Company believes it is unlikely that the Company will be required to sell these securities while they are in a loss position.

The other bonds consist of Collateralized Debt Obligations (“CDOs”).  During 2008, the Company had recognized impairment losses of $8.6 million on these CDOs using cash flow analysis pursuant to the then current guidelines on recognition of impairment losses.

In April 2009, the accounting guidelines were changed and the Company adopted the new guidance on recognition and presentation of other than temporary impairment.  The new guidance requires that credit related other than temporary impairment (“OTTI”)  be recognized on available for sale debt securities while noncredit related OTTI be recognized as other comprehensive income (“OCI”).

The Company changed its accounting treatment of the other than temporary impairment on its CDOs at April 1, 2009 to comply with the new accounting pronouncements.  The Company determined through cash flow analyses and analysis of the financial status of the debtors underlying the CDOs at March 31, 2009 that $1.5 million of impairment losses taken during 2008 were the result of noncredit related losses and, accordingly, such credited retained earnings less the net tax effect.

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

At June 30, 2009 and again at September 30, 2009, the Company updated its cash flow analyses on the CDOs to determine if there had been any changes to the credit losses on these CDOs during quarters after March 31, 2009.   The cash flow analyses used at June 30, 2009 and September 30, 2009, assumed that 18.00 percent of the debt that underlies the CDOs will default during the following 7 quarters, and annually thereafter, there will be defaults of 1.25 percent and recoveries of .15 percent lagging two years after the defaults.  The Company believes these estimates are supportable based on its analyses of actual defaults and deferrals and the actual financial condition of the debtors underlying the CDOs.  For the three months ended June 30, 2009, it was determined that there were additional credit losses on the CDOs and $628,000 of securities impairment losses for other than temporary impairment were recognized during the three months ended June 30, 2009.   At September 30, 2009, the Company recognized $2,424,000 of additional other than temporary impairment losses due to additional credit losses on the CDOs for the quarter ended September 30, 2009.  At September 30, 2009 the CDO securities had been written down for other than temporary impairment to $779,000 from a book value of $10.9 million.

 Below shows the credit loss roll forward on debt securities from December 31, 2008 through September 30, 2009:

($000's)
December 31, 2008 Accumulated Credit Losses:	$10,541
April 1, 2009 Adjustment to Credit Losses for
for Change in Accounting from Adoption of
Accounting Guideline on the Recognition of Other Than
Temporary Impairments:	(1,572)
June 30, 2009 Recognition of Credit Losses:	628
September 30, 2009 Recognition of Credit Losses:	2,424

September 30, 2009 Accumulated Credit Losses:	$12,021

Note 5 – Subordinated Debentures

During September 2005, the Company issued $10 million of trust preferred securities through Northern States Statutory Trust I, a wholly-owned grantor trust.  The Company issued $10 million of subordinated debentures to Northern States Statutory Trust I, which in turn issued $10 million of trust preferred securities.  The subordinated debentures mature in September 2035.  From December 2005 until September 15, 2010, the subordinated debentures bear interest at a rate equal to the sum of the product of 50% times the 3-month LIBOR plus 1.80%, plus the product of 50% times 6.186%, and thereafter at a rate equal to the 3-month LIBOR plus 1.80%.  The rate on the subordinated debentures was 4.14250% at September 30, 2009, which is the effective rate from September 15, 2009 through December 14, 2009.  For the three months ended September 30, 2009 and 2008, interest expense on the subordinated debentures was $109,000 and $137,000, respectively.  For the nine months ended September 30, 2009 and 2008, interest expense on the subordinated debentures was $349,000 and $433,000, respectively.

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

The Company has guaranteed the payment of distributions and payments upon liquidation or redemption of the trust preferred securities, in each case to the extent of funds held by the Trust. The Company and the Trust believe that, taken together, the obligations of the Company under the guarantee, the subordinated debentures, and other related agreements provide, in the aggregate, a full, irrevocable and unconditional guarantee, on a subordinated basis, of all of the obligations of the Trust under the trust preferred securities. Subject to certain limitations, the Company has the right to defer the payment of interest on the junior subordinated debentures at any time, or from time to time, for a period not to exceed 20 consecutive quarters.  Subsequent to September 30, 2009, the Company notified the trustee that holds the Company’s junior subordinated debentures relating to its outstanding trust preferred securities that the Company would be deferring its regularly scheduled quarterly interest payments.  During the deferral period, the Company may not pay any dividends on its common or preferred stock. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the subordinated debentures at maturity or their earlier redemption. The subordinated debentures are callable at par beginning in 2010 and earlier at the discretion of the Company if certain conditions are met, and, in any event, only after the Company has obtained Federal Reserve approval, if then required under applicable guidelines or regulations.  Subject to certain exceptions, the Company may not without the consent of the Treasury Department engage in repurchases of the Company’s common stock or trust preferred securities for three years or, if earlier, the date on which all shares of Series A Preferred Stock issued to the Treasury Department have been redeemed or transferred by the Treasury Department.

NORTHERN STATES FINANCIAL CORPORATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS.

The following discussion focuses on the consolidated financial condition of Northern States Financial Corporation (the “Company”) at September 30, 2009 and the consolidated results of operations for the three and nine month periods ended September 30, 2009, compared with the three and nine month periods ended September 30, 2008.  The purpose of this discussion is to provide a better understanding of the condensed consolidated financial statements of the Company and the operations of its two wholly-owned subsidiaries, NorStates Bank (the “Bank”) and NorProperties, Inc. (“NorProp”), and the Bank’s wholly- owned subsidiary, Northern States Community Development Corporation (“NSCDC”). This discussion should be read in conjunction with the interim condensed consolidated unaudited financial statements and notes thereto included herein.

           Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties.  The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "plan," or similar expressions.  The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted.  The Company undertakes no obligation to update these forward-looking statements in the future.  The Company cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to September 30, 2009 to differ materially from those expressed in forward-looking statements.  Factors that could cause actual results to differ from those predicted and could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, the potential for further deterioration in the credit quality of the Company’s loan and lease portfolios, uncertainty regarding the Company’s ability to ultimately recover on loans currently on nonaccrual status, unanticipated changes in interest rates, general economic conditions, increasing regulatory compliance burdens or potential legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the Company’s loan or investment portfolios, deposit flows, competition, demand for loan products and financial services in the Company’s market area, and changes in accounting principles, policies and guidelines.  These risks and uncertainties should be considered in evaluating forward-looking statements.

OVERVIEW

Total assets at September 30, 2009 were $628.1 million, a decrease of $12.6 million from total assets of $640.7 million at December 31, 2008.  Loans totaled $449.7 million at September 30, 2009, a decrease of $31.1 million, or 6.5 percent, from loans of $480.8 million at December 31, 2008. The loans decreased as $23.0 million in loans that were revalued down by $6.2 million to $16.8 million and were transferred to other real estate owned.  Investment in overnight federal funds sold increased to $21.3 million at September 30, 2009, as compared with $7.5 million, at December 31, 2008, as the Company increased its liquidity levels due in part from the receipt of $17.2 million in proceeds from the issuance of preferred stock under the Treasury Department’s TARP Capital Purchase Program on February 20, 2009.  These funds increased the Company's capital levels, which exceeded the regulatory minimums for capital adequacy at September 30, 2009.

NORTHERN STATES FINANCIAL CORPORATION

            Deposits totaled $520.1 million at September 30, 2009, increasing $19.3 million from December 31, 2008 deposit levels of $500.8 million due to growth to core NOW accounts and CDARs time deposits (a reciprocal agreement where NorStates Bank places certain customers’ larger time deposits with other independent financial institutions allowing the Bank’s customers to maximize FDIC insurance coverage).  At the same time, the Company reduced its wholesale brokered time deposits by $36.6 million and also paid off its Federal Home Loan Bank advances that had totaled $20.0 million at December 31, 2008.

The Company had a loss for the three months ended September 30, 2009 of $17.7 million, or $4.42 per share, compared with a loss of $2.8 million, or $0.68 per share for the same three months of 2008.  The majority of the loss in the third quarter of 2009 was caused by an increase to the provision to the allowance for loan and lease losses of $12.8 million of which $8.3 million was specifically allocated to a $10.3 million loan relationship consisting primarily of 13 commercial loans and leases.  This loan relationship was placed on nonaccrual status during the three months ended September 30, 2009 as the loans and leases became past due amid allegations of possible fraud.  Other factors affecting net income for the third quarter of 2009 were the creation of a deferred tax asset valuation allowance, additional write-downs to securities for other than temporary impairment and FDIC insurance premiums.

Per accounting rules, the Company created a deferred tax asset valuation allowance at September 30, 2009 that totaled $9.2 million.  The effect of this deferred tax asset valuation allowance was that the Company’s tax expense increased $9.2 million during the third quarter of 2009.  This was a noncash event and the Company expects that it will be able to use the entire deferred tax asset valuation allowance in the future to lower tax expense.

Earnings for the quarter ended September 30, 2009, were also negatively impacted by other than temporary impairment charges of $2.4 million taken on collateralized debt obligations.  The investment in collateralized debt obligations has been written down to $779,000 from a book value of $10.9 million.

The Company’s net interest income, the difference between interest earned on loans and investments and interest paid on deposits and borrowings, decreased 13.7 percent, or $785,000, to $4.9 million for the quarter ended September 30, 2009, as compared with $5.7 million for the same quarter of 2008.  The decline in net interest income was attributable to nonearning nonaccrual loans that totaled $45.6 million at September 30, 2009 as compared with $19.7 million at September 30, 2008. Also affecting net interest income was the increase to lower interest earning federal funds sold that averaged $33.8 million during the third quarter of 2009 as compared with only $2.4 million during the same quarter of 2008 as the Company increased its liquidity levels. The net yield on interest earning assets declined to 3.32 percent during the third quarter of 2009 as compared with 3.80 percent during the same quarter of 2008.

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

Management analyzes the adequacy of the allowance for loan and lease losses at least quarterly.   Factors considered in assessing the adequacy of the allowance include: changes in the type and volume of the loan and lease portfolio; review of the larger credits within the Bank; historical loss experience; current economic trends and conditions; review of the present value of expected cash flows or fair value of collateral on impaired loans and leases; portfolio growth; and other factors management deems appropriate.  Based on management’s analysis, management believes the allowance for loan and lease losses at September 30, 2009 is adequate to cover probable incurred credit losses.

One of the components of the allowance for loan losses is historical loss experience.  Due to the increased historical losses during the past year as compared with previous years, the loss percentages based on the recent trailing 12 months has been used as it is believed to be more indicative of current loan loss estimates.  This differs from year-end 2008, when a 3-year historic loss average was used and from September 30, 2008, when a 5-year historic loss average was used.

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

The Company analyzed its deferred tax asset that totaled $15.1 million at September 30, 2009 due to its recent losses prior to income taxes.  The analysis of the deferred tax asset requires income projections into the future as well as any income tax refunds that the Company may be able to receive.  Per accounting rules the Company set up a deferred tax asset valuation allowance of $9.2 million at September 30, 2009 based on its analysis.  The Company will need to continue to analyze its deferred tax asset quarterly until such time as positive net income streams become consistent and adequate enough to cause the deferred tax asset valuation allowance to be reversed.

NORTHERN STATES FINANCIAL CORPORATION

FINANCIAL CONDITION

The Company’s federal funds sold at September 30, 2009 increased to $21.3 million compared with $7.5 million at December 31, 2008 as the Company managed its liquidity.  The Company’s federal funds sold position increased primarily as the result of the receipt of $17.2 million in proceeds from the issuance of preferred stock under the Treasury Department’s TARP Capital Purchase Program on February 20, 2009 and from increases to deposits.  Federal funds sold are excess funds above what is necessary to maintain at the Federal Reserve that the Company lends/sells to other financial institutions on an overnight basis.  The Company may also use these funds for its liquidity needs.

The Company’s securities available for sale increased $20.8 million, or 20.1 percent, to $124.0 million at September 30, 2009 compared with $103.2 million at year-end 2008.  The Company increased its investment securities portfolio to increase its yields on its earning assets while maintaining liquidity.  The Company’s investments in mortgage-backed securities increased $23.7 million and totaled $106.8 million at September 30, 2009 compared with $83.1 million at December 31, 2008.  The mortgage-backed securities purchased by the Company are backed by seasoned mortgages and are guaranteed by agencies of the U.S. government.   The Company’s write-down of its collateralized debt obligations securities as being other than temporarily impaired by $2.4 million caused a decrease to the Company’s other bonds from year-end 2008.  At September 30, 2009, securities totaling $86.8 million were pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.

Loans and leases totaled $449.7 million at September 30, 2009, decreasing $31.1 million from $480.8 million at December 31, 2008.  The decrease was due in part to $23.0 million in loans that were revalued down by $6.2 million by being charged to the allowance for loan and lease losses, with the remaining $16.8 million transferred to other real estate owned.  The balance of the decrease to loans and leases was due to lower borrower demands attributed to the poor economy and to stricter loan underwriting.

 Approximately 90 percent of the Bank’s loan portfolio at September 30, 2009 was secured by real estate.  The Company’s loans to the hotel industry totaled $73.0 million at September 30, 2009.    Loans totaling $110.1 million at September 30, 2009 were pledged to secure lines of credit from the Federal Reserve Bank of Chicago and the Federal Home Loan Bank of Chicago.  Loan commitments have decreased $17.4 million to $66.0 million at September 30, 2009, compared with $83.4 million at December 31, 2008, corresponding with the decline in loan demand during the first nine months of 2009.  Letters of credit also decreased during the nine months ended September 30, 2009, to $6.8 million from $7.8 million at year-end.  At September 30, 2009, loans to related parties totaled $557,000 and loan commitments and letters of credit issued to related parties were $1.9 million.  Loans, loan commitments and letters of credit to related parties are made on the same terms and conditions that are available to the public.

Deposits totaled $520.1 million at September 30, 2009, increasing $19.3 million from $500.8 million at year-end 2008.   Deposit levels increased primarily from increases to public deposits of $27.0 million that totaled $57.8 million at September 30, 2009 as compared with $30.8 million at year-end 2008.  The public deposits increased at September 30, 2009 as the final installment of local real estate taxes were due in early September 2009.   Retail and commercial deposits declined $5.5 million and $4.4 million, respectively during this same time period while brokered deposits increased $3.0 million.  Although total retail deposits declined $5.5 million, retail NOW accounts increased $4.6 million from year-end 2008 due to the Company’s “High Yield Checking Account” product that pays 4.50 percent interest on the first $25,000 in the account if certain requirements are met such as e-statements and debit card usage.   Although brokered deposits increased $3.0 million, wholesale brokered deposits from depositors outside the Company’s marketing area declined $36.6 million while the Company’s brokered deposits from its CDARs product increased $39.6 million.  CDARs time deposits are placed through a network of FDIC-insured financial institutions that work cooperatively with one another to both purchase and place deposits of their customers with one another so as to maximize the amount of FDIC insurance available to the financial institutions’ customers.

NORTHERN STATES FINANCIAL CORPORATION

Securities sold under repurchase agreements remained stable at $42.4 million at September 30, 2009 as compared with $42.6 million at December 31, 2008.  Borrowings from Federal Home Loan Bank term advances decreased $20.0 million from year-end 2008 as the Company used excess liquidity to pay off its Federal Home Loan Bank borrowings.

During January 2009, the Company’s stockholders approved an amendment to the Certificate of Incorporation authorizing the Company to issue preferred stock.  This was done in conjunction with the Company’s application in late 2008 to the Treasury Department to participate in the TARP Capital Purchase Program as the issuance of preferred stock by the Company was a requirement of the program.  During January 2009, the Company received approval from the Treasury Department for the TARP funds in the amount of $17,211,000.  Both the Preferred Stock and the Warrants issued in conjunction with the Preferred Stock qualify as Tier 1 capital.  During the three months ended June 30, 2009, the Company used $16.0 million of the $17.2 million received in TARP funds from the Treasury Department, along with other funds, to make a capital contribution totaling $20.0 million to the Bank to further enhance the Bank’s capital.

FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s securities in its investment portfolio that were measured at fair value on a recurring basis at September 30, 2009, and the valuation techniques used by the Company to determine the fair values.

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

On an annual basis the Company validates the measurement of the fair values of its securities by sending a listing of its securities to an independent securities valuation firm.  This independent securities valuation firm determines the fair values of the Company’s securities portfolio that is then compared to the fair value using the methods outlined.  When this validation was last done at September 30, 2008, the difference between the fair value reported and the fair value determined by the independent securities valuation firm was considered immaterial.  The Company is in the process of validating the measurement of the fair value of its securities as of September 30, 2009.

NORTHERN STATES FINANCIAL CORPORATION

Disclosures concerning securities measured at fair value are as follows:

TABLE 1

NORTHERN STATES FINANCIAL CORPORATION
ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS
As of September 30, 2009
($ 000s)

		Fair Value Measurements at Reporting Date Using
Description	09/30/09	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale	$123,962	$1,011	$122,929	$22

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

TABLE 2

NORTHERN STATES FINANCIAL CORPORATION
CHANGES IN LEVEL 3 MEASURED AT FAIR VALUE ON A RECURRING BASIS
As of September 30, 2009
($ 000s)

Securities Available for Sale
Balance at December 31, 2008	$2,265
Total realized and unrealized gains (losses) included in income	(3,052)
Total unrealized gains (losses) included in other comprehensive income	816
Net purchase, sales, calls and maturities	(7)
Net transfer into Level 3	0
Balance at September 30, 2009	$22

NORTHERN STATES FINANCIAL CORPORATION

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are held to maturity loans that are considered impaired per standards regarding impairment of assets.  The Company has estimated the fair values of the impaired loans using Level 3 inputs, specifically discounted cash flow projections, or, if collateral dependent, the realizable value of the collateral.

TABLE 3

NORTHERN STATES FINANCIAL CORPORATION
ASSETS MEASURED AT FAIR VALUE ON A NON-RECURRING BASIS
As of September 30, 2009
($ 000s)

		Fair Value Measurements at Reporting Date Using
Description	09/30/09	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Change for the period ended 09/30/09
Impaired loans per accounting guidelines	$44,871	$—	$—	$44,871	$(16,726)

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

NORTHERN STATES FINANCIAL CORPORATION

TABLE 4

NORTHERN STATES FINANCIAL CORPORATION
FAIR VALUE OF FINANCIAL INSTRUMENTS
As of September 30, 2009
($ 000s)

September 30, 2009	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$35,789	$35,789
Securities available for sale	123,962	123,962
Loans and leases, net	426,324	435,698
Federal Home Loan Bank stock	1,801	1,801
Accrued interest receivable	2,259	2,259

Financial liabilities:
Deposits	$(520,153)	$(523,361)
Securities sold under repurchase agreement	(42,416)	(42,388)
Subordinated debentures	(10,000)	(10,186)
Advances from borrowers for taxes and insurance	(444)	(444)
Accrued interest payable	(1,882)	(1,882)

December 31, 2008	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$21,868	$21,868
Securities available for sale	103,194	103,194
Loans and leases, net	470,410	485,206
Federal Home Loan Bank stock	1,757	1,757
Accrued interest receivable	2,334	2,334

Financial liabilities:
Deposits	$(500,821)	$(505,905)
Securities sold under repurchase agreement	(42,574)	(42,541)
Federal Home Loan Bank advances	(20,000)	(20,004)
Subordinated debentures	(10,000)	(10,151)
Advances from borrowers for taxes and insurance	(1,011)	(1,011)
Accrued interest payable	(2,331)	(2,331)

CAPITAL RESOURCES

           Total stockholders’ equity decreased $12.8 million to $48.8 million at September 30, 2009, as compared with $61.6 million at year-end 2008.  The decrease was the result of losses for the first nine months of $31.0 million and the accrual of dividends and accretion of the discount on the preferred stock that totaled $528,000.   Partially offsetting these decreases was the receipt of $17.2 million in TARP funds from the Treasury Department on February 20, 2009 for which the Company issued preferred stock and warrants to the Treasury Department. Capital was increased by $1.0 million due to the adoption of accounting pronouncements whereby the 2008 write-downs to collateral debt obligations were adjusted to reflect only the credit loss on those securities.  Also increasing capital was by $537,000 during the nine months ended September 30, 2009 was increases to the accumulated other comprehensive income relating to the unrealized gains on securities available for sale, net of deferred tax.  The book value of the Company’s common stock at September 30, 2009 was $7.75 per share, compared with $15.13 at December 31, 2008.

NORTHERN STATES FINANCIAL CORPORATION

On a consolidated basis, the Company’s Tier 1 to average assets ratio and total capital to assets ratio, on a risk adjusted basis, were 8.37 percent and 11.83 percent, respectively, as of September 30, 2009, and both ratios exceed the regulatory minimums for capital adequacy purposes.

During the quarter ended June 30, 2009, the Company used $16.0 million of the $17.2 million received in TARP funds from the Treasury Department, along with other funds, to make a capital contribution totaling $20.0 million to the Bank.  This capital contribution assists in maintaining the Bank’s regulatory capital levels.

At the Company’s annual meeting of stockholders held on May 21, 2009, the stockholders approved the 2009 Restricted Stock Plan (“Plan”).  The goal of the Plan is to promote the Company’s long-term financial success, increase stockholder value and enhance our ability to attract and retain employees and directors.  The Plan authorizes the issuance of up to 400,000 shares of the Company’s common stock, which is approximately 10 percent of the Company’s total shares currently issued and outstanding, in connection with incentive compensation awards.  Shares of the Company’s common stock issued under the Plan as awards may consist of treasury shares or authorized and unissued shares not reserved for any other purpose. Awards under the Plan may be made to directors and employees of both the Company and its subsidiaries and may consist of restricted stock with associated voting rights and the right to receive dividends.   Awards may also be issued as restricted stock units not having voting rights or the right to receive dividends until the terms of the award are satisfied and shares of the Company’s common stock are actually issued; however, dividends may be credited to a restricted stock unit award.  The terms and conditions of each award will be set forth and described in an award agreement between the Company and the participant.  No awards have been issued under the Plan at September 30, 2009.

LIQUIDITY

The Company’s liquidity is measured by the ability to raise funds through deposits, borrowed funds, capital or cash flow from the repayment or maturities of loans and securities and net profits.   Liquidity is primarily managed through the growth of deposits and by liquid assets such as cash and due from banks less any reserve requirements, securities available for sale less any pledged securities and federal funds sold.  Asset and liability management is the process of managing the balance sheet to achieve a mix of earning assets and liabilities in such a way that achieves an interest rate risk profile acceptable to management and assists in achieving a desired level of profitability.  An important part of the overall asset and liability management process is providing adequate liquidity.  Liquid assets at the Bank consist of cash and cash equivalents less any Federal Reserve Bank deposit requirements plus unpledged securities available for sale.  The Bank’s liquid assets totaled $65.9 million at September 30, 2009, as compared with $46.8 million at December 31, 2008.

Management reviews the liquidity ratio as well as its sources and uses of funds weekly.  The liquidity ratio is the net liquid assets divided by net deposits and short-term liabilities.  At September 30, 2009, this ratio at the Bank was 13.7 percent, compared with 9.5 percent at year-end 2008, and was within management’s internal policy guidelines.

Liquidity management involves the Company’s ability to meet the cash flow requirements of customers and other operating needs.  The Company needs to have sufficient cash flow to meet borrowers’ needs to fund loans or the requirements of depositors wanting to withdraw funds.  The Statements of Cash Flows shows that for the nine months ended September 30, 2009 cash and cash equivalents increased by $13.9 million to $35.8 million, primarily as the result of deposit increases of $19.3 million and the receipt of $17.2 million in TARP funds.

NORTHERN STATES FINANCIAL CORPORATION

Federal funds sold, interest bearing deposits in banks and available for sale securities, particularly those of shorter maturities, are principal sources of liquidity.  Federal funds sold at September 30, 2009 were $21.3 million as compared with $7.5 million at December 31, 2008.  The Company classifies all of its securities as available for sale, which increases the Company's flexibility in that the Company can use its unpledged securities to meet liquidity requirements by increasing its repurchase agreement balances.  Securities available for sale totaled $124.0 million at September 30, 2009, of which $86.8 million were pledged to secure public deposits and repurchase agreements, as compared with pledged securities of $72.0 million at December 31, 2008.

           An important source of liquidity to the Company is deposits.  During the first nine months of 2009, the Company had net incoming cash flows of $19.3 million in deposits.  Much of this increase is attributable to public funds deposited in the Bank by local governmental units.  The Company has the ability to increase deposits by increasing the interest rates it pays on its deposits as compared to its competition.

Another important source of liquidity to the Company is borrowings.  During the nine months ended September 30, 2009, the Company paid off its advances at the Federal Home Loan Bank of Chicago.  The Company’s line of credit available at the Federal Home Loan Bank of Chicago was $36.0 million at September 30, 2009.  The Company’s line of credit with the Federal Reserve Bank of Chicago was $18.8 million.  The Company has pledged loans totaling $110.1 million at September 30, 2009 as security for potential borrowings the Company may incur by drawing on the lines of credit at the Federal Home Loan Bank of Chicago and the Federal Reserve Bank of Chicago.  Additional funds available from available lines of credit at three independent banks at September 30, 2009 totaling $30.0 million also supplement the Company’s ability to meet any funding needs, including any unexpected strain on liquidity.

RESULTS OF OPERATIONS

NET INCOME

           The Company recognized a loss for the quarter ended September 30, 2009 of $17.7 million, as compared with a loss of $2.8 million for the same quarter of 2008.  The loss during the third quarter of 2009 was primarily impacted by a provision for loan and lease losses of $12.8 million and the creation of a deferred tax asset valuation allowance of $9.2 million that increased the Company’s tax expense by that amount.

Other factors affecting the loss for the three months ended September 30, 2009, include an impairment charge of $2.4 million taken on collateralized debt obligations of trust preferred securities issued by financial institutions and decreases to net interest income of $785,000 as compared with the same three months of 2008.  Noninterest expenses also increased $741,000 during the third quarter of 2009 as compared with the same quarter of 2008.

For the nine months ended September 30, 2009, the Company posted a loss of $31.0 million as compared with a loss of $1.7 million for the same period of 2008.  The loss for the nine months ended September 30, 2009 resulted from a provision for loan and lease losses of $18.2 million, write-down of goodwill of $9.5 million, the increase of income taxes of $9.2 million from the deferred tax asset valuation allowance, the impairment write-down to securities of $3.1 million, net losses on the sale of other real estate owned of $1.6 million, and FDIC insurance premiums of $1.1 million that included a special FDIC insurance assessment of $304,000.

NORTHERN STATES FINANCIAL CORPORATION

NET INTEREST INCOME

           Net interest income, the difference between interest income on earning assets and interest expense on interest bearing liabilities, decreased 13.7 percent, or $785,000, to $4.9 million for the three months ended September 30, 2009, as compared with $5.7 million for the same quarter of 2008.  The decline in net interest income was attributable to increased levels of nonearning nonaccrual loans and increases to lower earning federal funds sold during the third quarter of 2009 as compared with the same quarter of 2008.

Average interest earning assets during the three months ended September 30, 2009 totaled $604.6 million, a decrease of $4.9 million from average earning assets of $609.5 million during the three months ended September 30, 2008.  The mix of average interest earning assets show that lower earning average federal funds sold for the quarter ending September 30, 2009 were $33.7 million as compared to only $2.4 million for the same quarter of 2008.  Rates earned on federal funds for the quarter ended September 30, 2009 were .09 percent as compared with 1.36 percent for the same quarter last year, a decrease of 127 basis points.  As a result, the change in earning asset mix reflecting an increase in lower yielding federal funds sold had a negative impact on the total yield on interest earning assets.  The Company increased its federal funds sold in 2009 as the Company managed its liquidity.

During the quarter ended September 30, 2009, the net interest rate spread decreased 40 basis points to 3.00 percent as compared to 3.40 percent for the same quarter of 2008.  Rates on interest earning assets decreased 98 basis points during the third quarter of 2009 as compared with the same quarter of 2008.  However, rates paid on interest bearing liabilities declined by only 59 basis points during the third quarter of 2009 as compared with the same quarter of 2008.  Rates earned on interest earning assets declined more than rates paid on interest earning assets due in part to the increase to nonearning nonaccrual loans, which totaled $45.6 million at September 30, 2009, as compared with $19.7 million at September 30, 2008.

For the nine months ended September 30, 2009, the decline to net interest income was attributable to the increases to nonaccrual loans as well as decreases to general interest rate levels and increases to lower earning federal funds sold.   The total yield on interest earning assets for the nine months ended September 30, 2009 was 5.00 percent, a decline of 102 basis points from 6.02 percent for the same nine months of 2008.  The loan yield dropped 96 basis points during the first nine months of 2009 as compared to the same period of 2008 due to the increases to nonaccrual loans in 2009.  Average federal funds rates declined 253 basis points as average balances of federal funds sold increased $24.6 million. Rates paid on average interest bearing deposits and borrowing for the nine months ended September 30, 2009 declined 64 basis points compared to the same nine months last year.  These factors caused the net interest spread to decrease 38 basis points and the net yield on interest earning assets to decrease 50 basis points during the nine months ended September 30, 2009, as compared with the same nine months of 2008.

NORTHERN STATES FINANCIAL CORPORATION

TABLE 5

NORTHERN STATES FINANCIAL CORPORATION
ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES
For the Three Months Ended September 30, 2009 and 2008 - Rates are Annualized
($ 000s)

	2009			2008
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets
Loans (1)(2)(3)	$470,543	$6,208	5.28%	$485,366	$7,308	6.02%
Taxable securities (4)	91,728	1,093	4.69%	110,136	1,544	5.40%
Tax advantaged securities (2) (4)	8,554	132	6.18%	11,627	183	6.23%
Federal funds sold	33,761	8	0.09%	2,351	8	1.36%
Interest earning assets	604,586	7,441	4.91%	609,480	9,043	5.89%
Noninterest earning assets	29,711			38,961
Average assets	$634,297			$648,441

Liabilities and stockholders' equity
NOW deposits	$50,001	$77	0.62%	$44,636	$38	0.34%
Money market deposits	61,343	191	1.25%	65,026	280	1.72%
Savings deposits	61,388	38	0.25%	62,362	78	0.50%
Time deposits	275,531	1,831	2.66%	250,197	2,263	3.62%
Other borrowings	56,847	275	1.94%	92,453	553	2.39%
Interest bearing liabilities	505,110	2,412	1.91%	514,674	3,212	2.50%
Demand deposits	57,439			58,343
Other noninterest bearing liabilities	6,503			6,676
Stockholders' equity	65,245			68,748
Average liabilities and stockholders' equity	$634,297			$648,441

Net interest income		$5,029			$5,831

Net interest spread			3.00%			3.39%

Net yield on interest earning assets (4)			3.32%			3.80%

Interest-bearing liabilities to earning assets ratio			83.55%			84.44%
____________
(1) -	Interest income on loans includes loan origination and other fees of ($4,000) and $61,000 for the three months ended September 30, 2009 and 2008, respectively.
(2) -	Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34 percent tax rate. The tax equivalent adjustment reflected in the above table for municipal loans is approximately $21,000 and $21,000 for the three months ended September 30, 2009 and 2008, respectively. The tax equivalent adjustment reflected in the above table for municipal securities is approximately $45,000 and $62,000 for the three months ended September 30, 2009 and 2008, respectively.
(3) -	Non-accrual loans are included in average loans.
(4) -
Rate information was calculated on the average amortized cost for securities.  The three months ended September 30, 2009 and 2008 average balance information includes an average unrealized gain (loss) for taxable securities of ($1,578,000) and ($4,229,000) and for tax-advantaged securities of $12,000 and ($118,000), respectively.

NORTHERN STATES FINANCIAL CORPORATION

TABLE 6

NORTHERN STATES FINANCIAL CORPORATION
ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES
For the Nine Months Ended September 30, 2009 and 2008 - Rates are Annualized
($ 000s)

	2009			2008
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Loans (1)(2)(3)	$474,673	$18,685	5.25%	$464,994	$21,651	6.21%
Taxable securities (4)	91,026	3,464	5.15%	124,842	5,137	5.44%
Tax advantaged securities (2) (4)	8,896	414	6.21%	11,199	526	6.25%
Federal funds sold	29,267	20	0.09%	4,627	91	2.62%
Interest earning assets	603,862	22,583	5.00%	605,662	27,405	6.02%
Noninterest earning assets	37,335			37,693
Average assets	$641,197			$643,355

Liabilities and stockholders' equity
NOW deposits	$47,029	$163	0.46%	$45,402	$117	0.34%
Money market deposits	63,411	741	1.56%	67,980	925	1.81%
Savings deposits	61,562	146	0.32%	62,496	246	0.52%
Time deposits	271,857	6,115	3.00%	249,073	7,541	4.04%
Other borrowings	65,017	890	1.83%	82,361	1,644	2.66%
Interest bearing liabilities	508,876	8,055	2.11%	507,312	10,473	2.75%
Demand deposits	54,993			57,411
Other noninterest bearing liabilities	5,229			7,030
Stockholders' equity	72,099			71,602
Average liabilities and stockholders' equity	$641,197			$643,355

Net interest income		$14,528			$16,932

Net interest spread			2.89%			3.27%

Net yield on interest earning assets (4)			3.22%			3.72%

Interest-bearing liabilities to earning assets ratio			84.27%			83.76%
____________
(1) -	Interest income on loans includes loan origination and other fees of $42,000 and $156,000 for the nine months ended September 30, 2009 and 2008, respectively.
(2) -	Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34 percent tax rate. The tax equivalent adjustment reflected in the above table for municipal loans is approximately $65,000 and $66,000 for the nine months ended September 30, 2009 and 2008, respectively. The tax equivalent adjustment reflected in the above table for municipal securities is approximately $141,000 and $179,000 for the nine months ended September 30, 2009 and 2008, respectively.
(3) -	Non-accrual loans are included in average loans.
(4) -	Rate information was calculated on the average amortized cost for securities. The nine months ended September 30, 2009 and 2008 average balance information includes an average unrealized gain for taxable securities of $1,354,000 and ($1,051,000) and for tax-advantaged securities of $12,000 and ($20,000), respectively.

NORTHERN STATES FINANCIAL CORPORATION

ASSET QUALITY AND THE PROVISION FOR LOAN AND LEASE LOSSES

At September 30, 2009, management, with the concurrence of the Board of Directors, after carefully reviewing the adequacy of the allowance for loan and lease losses and the levels of nonperforming and impaired loans and leases, determined that an allowance of $23.3 million was adequate to cover probable incurred loan and lease losses, as compared with $10.4 million at year-end 2008. The Company’s allowance for loan and lease losses to total loans ratio was 5.19 percent at September 30, 2009.

           During the first nine months of 2009, $6.2 million in loans and leases were charged-off against the allowance compared with charge-offs of $2.9 million during the same period last year.  During the nine months ended September 30, 2009, recoveries of loans previously charged-off totaled $930,000, as compared with $73,000 in recoveries during the same period in 2008.

During the third quarter of 2009, the provision for loan and lease losses was $12.8 million as compared with $5.1 million during the same quarter of 2008.  During the nine months ended September 30, 2009, the provision for loan and lease losses totaled $18.2 million as compared with $8.1 million for the same nine months of 2008.

            Nonperforming loans and leases, which include loans and leases on nonaccrual status in addition to loans and leases 90 days or more past due and still accruing interest, were $46.6 million at September 30, 2009, or 10.36 percent of total loans and leases, as compared with $37.1 million at December 31, 2008, or 7.71 percent of loans and leases.   The increase to nonperforming loans was attributable to the poor economic climate and to the continuing decline in real estate prices.  Many borrowers have experienced cash flow problems as unemployment rates have increased due to the economy, causing the borrowers to become delinquent with their loan payments.  In previous years, a borrower having financial difficulties, whose loan was secured by real estate, could sell their real estate and pay off their loan.  In the current economic environment, real estate values have plummeted as much as 40 percent from two years ago and the time it takes to sell real estate has lengthened considerably, making it difficult for borrowers to cure their delinquency problems by selling their real estate.

At September 30, 2009, loans on nonaccrual status totaled $45.6 million, as compared with $36.6 million at year-end 2008.  Three loan relationships account for $31.3 million or 69 percent of total nonaccrual loans at September 30, 2009.  One of these loan relationships, totaling $11.6 million, is secured by commercial office and multi-family apartment buildings on which the borrowers have experienced cash flow problems due to vacancies.   The other two loan relationships were placed on nonaccrual status during the third quarter 2009.

During the quarter ended September 30, 2009, nonaccrual loans decreased by $2.4 million.  Nonaccrual loans of $20.5 million were transferred out of nonaccrual loans during the third quarter of 2009 as $5.3 million of these loans were charged off with the remaining $15.2 million transferred to other real estate owned as the Company received control of the properties securing these loans.  A nonaccrual loan that totaled $2.1 million at June 30, 2009 was transferred back onto accrual status as the borrower brought the loan payments up to date and demonstrated the ability to make future payments.  Approximately $20.2 million in loans were placed on nonaccrual status during the third quarter of 2009 primarily from two loan relationships; one totaling $10.4 million and the other totaling $9.3 million.

The loan relationship totaling $10.4 million consists primarily of 13 commercial loans and leases secured by equipment.  This loan relationship was placed on nonaccrual status during the quarter ended September 30, 2009 as payments on the loans and leases became past due amid allegations of possible fraud.  The Company’s loan relationship is only a small portion of the borrower’s total indebtedness.   The Company is attempting to sort out these allegations to determine the direction the Company’s collection efforts should take.  The Company has $8.3 million of its allowance for loan and lease losses specifically allocated to this loan relationship at September 30, 2009.

NORTHERN STATES FINANCIAL CORPORATION

During the quarter ended September 30, 2009, the Company placed a loan relationship totaling $9.3 million that is secured by a motel on nonaccrual status.  This motel has not generated the needed cash flows in order to make the payments on the loans.  The borrower is attempting to change the management of the motel or possibly sell the motel in order to cure this situation. The Company has $2.4 million of its allowance for loan and lease losses specifically allocated to this loan relationship at September 30, 2009.

Loans and leases 90 days or more past due and still accruing interest increased to $1.0 million at September 30, 2009 compared with $442,000 at December 31, 2008.  These loans are well secured and in the process of collection.

Impaired loans and leases at September 30, 2009 totaled $50.0 million, as compared with $43.8 million at December 31, 2008.  The Company considers a loan or lease impaired if full principal and interest will not be collected under the contractual terms of the note.  Nonaccrual loans and leases are classified as impaired.  Impaired loans and leases are carried at the present value of expected cash flows discounted at the loan's effective interest rate or at the fair value of the collateral, if the loan or lease is collateral dependent.  Impaired loans include a $4.4 million construction and land development loan that is not on nonaccrual status.  The Company considers the loan impaired as the Company has concerns as to the long-term cash flows to be generated by the land to be developed that secures the loan.  At September 30, 2009, $14.3 million of the Company’s $23.3 million allowance for loan and lease losses was allocated to impaired loans.

TABLE 7

NORTHERN STATES FINANCIAL CORPORATION

NONPERFORMING ASSETS

($ 000’s)

	September 30, 2009	December 31, 2008
Loans and leases
Nonaccrual status	$45,569	$36,624
90 days or more past due, still accruing	1,021	442
Total nonperforming loans and leases	46,590	37,066
Other real estate owned	21,461	10,575
Total nonperforming assets	$68,051	$47,641
Nonperforming loans and leases as a percentage of total loans, net of unearned income and deferred loan fees	10.36%	7.71%
Nonperforming assets as a percentage of total assets	10.68%	7.44%
Nonperforming loans and leases as a percentage of the allowance for loan losses	199.57%	356.34%

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

NORTHERN STATES FINANCIAL CORPORATION

Another component of nonperforming assets is other real estate owned, consisting of assets acquired through loan foreclosure and repossession. At September 30, 2009, other real estate owned totaled $21.5 million, an increase of $10.9 million from $10.6 million at December 31, 2008.  During the three months ended September 30, 2009 the Company sold two properties carried at $154,000 and recognized net gains on the sales of these properties that totaled $42,000.  During the nine months ended September 30, 2009 the Company sold five properties carried as other real estate owned totaling $6.4 million and recognized net losses of $1.6 million.

The Company had additions to other real estate of $17.2 million during the nine months ended September 30, 2009.  The Company came into possession of commercial office buildings valued at $10.3 million during the third quarter of 2009.  Also during the third quarter of 2009 a construction loan of $1.7 million was transferred into other real estate owned.  This construction loan was for a 4-unit luxury condominium building that has been substantially completed with 2 of the units sold.  During the third quarter of 2009, the Company took possession of 11 properties from one borrower and placed them into other real estate owned at the value of $1.5 million.  Seven of these properties consisted of modest single family homes.

A breakdown of the $21.5 million of other real estate owned at September 30, 2009, shows $1.9 million in residential properties under construction, $1.8 million of 1-4 family homes and $17.8 million of commercial properties.  At September 30, 2009, the Company had no 1-4 family homes in other real estate owned with a carrying value of greater than $1.0 million. The Company is actively marketing its other real estate properties for sale.

Other real estate owned includes a property acquired in 1987 through the receipt of deed in lieu of foreclosure.  This property is a former commercial/industrial site located in Waukegan, Illinois, overlooking Lake Michigan, with a carrying value of $2,052,000 at September 30, 2009.  The Company is attempting to sell this property through the Bank’s subsidiary, Northern States Community Development Corporation as part of the City of Waukegan’s lakefront development plans.

Environmental remediation costs may be incurred in disposing of this property.  At year-end 2008, the Company had an independent environmental consultant update its opinion as to estimated environmental remediation costs with this property.  This updated report estimated that there were remaining costs of $259,000 to achieve acceptable levels of contaminants for commercial/industrial or restricted residential land use and to prevent migration of the contaminants to adjoining off-site properties and Lake Michigan, as compared with estimated costs of $1.6 million at year-end 2007.   The Company was able to lower its estimated environmental costs during 2008 as the Company entered into an agreement with a contractor that provided for low cost delivery and grading of clean soil to the site for surface capping purposes.  During 2008, the Company made environmental improvements to the property in the amount of $281,000 that increased the carrying value of the property.  During the nine months ended September 30, 2009, additional environmental improvements totaling $69,000 were made that increased the carrying value of the property.   No determination has been made as to the ultimate end use of the property, which would need to be approved by the City of Waukegan as part of its Lakefront Downtown Master Plan. The appraised value of the property supports the Bank’s carrying value, plus the estimated remediation costs and as such, at this time, no liability has been recorded for these estimated environmental remediation costs.

The fair value of other real estate owned is reviewed by management at least quarterly to help ensure the reasonableness of its carrying value, which is lower of cost or the fair value less estimated selling costs.

NORTHERN STATES FINANCIAL CORPORATION

NONINTEREST INCOME

           Noninterest income for the three months ended September 30, 2009 was a loss of $1.2 million as compared with a loss of $1.0 million for the three months ended September 30, 2008.  During the third quarter of 2009, Company had impairment losses on its securities of $2.4 million as compared with $2.2 million during the same quarter of 2008.  Excluding the impairment charges, noninterest income would have been $1.2 million for both the third quarter of 2009 and the third quarter of 2008.

For the nine months ended September 30, 2009, the Company showed a loss for noninterest income of $1.4 million, as compared with noninterest income of $1.3 million for the nine months ended September 30, 2008, a difference of $2.7 million less during the nine months ended September 30, 2009.   One  reason for the difference is that the Company had net losses on the sale of other real estate owned during the nine months ended September 30, 2009 of $1.6 million as the Company sold a luxury home early in 2009 that had been valued at $5.9 million for $4.2 million recognizing a $1.7 million loss on the sale.  The Company’s loss on the sale was due to declining values of luxury homes, large inventory, and the limited number of buyers for such homes. The Company also had impairment losses on securities of $3.1 million for the first nine months of 2009 as compared with $2.2 million during the same time period of 2008 causing noninterest income to decline $872,000 during the first nine months of 2009.  Contributing to the lower noninterest income during the first nine months of 2009 as compared to the same time period of 2008 was decreased service fees on deposits of $200,000, mainly from reduced overdraft fee income.

NONINTEREST EXPENSE

 Noninterest expense for the quarter ended September 30, 2009 was $5.0 million, increasing $741,000 from $4.2 million for the same quarter last year.  The majority of the increase of noninterest expense for the third quarter of 2009 was due to increased FDIC insurance premiums of $300,000, legal expenses of $164,000 and other real estate owned expenses of $151,000 as compared to the same quarter of 2008.  It is expected that FDIC insurance expense will continue to be at elevated levels in the foreseeable future.  Legal expenses have increased due to the larger nonperforming assets of the Company in 2009 as compared with 2008, and increased $164,000 for the third quarter of 2009 as compared with the same quarter of 2008.  The increases to other real estate owned in 2009 caused other real estate owned expenses to increase $151,000 during the third quarter of 2009 as compared with the same quarter of 2008.

 Noninterest expense for the nine months ended September 30, 2009 was $24.6 million, increasing $11.6 million from $13.0 million for the nine months ended September 30, 2008.  The majority of the increase of noninterest expense for the nine months ended September 30, 2009 was due to the write-down of goodwill in the amount of $9.5 million as goodwill became impaired.  The write-down eliminates the goodwill from the Company’s balance sheet and was a one-time accounting, non-tax deductible, noncash transaction with no effect on regulatory capital or liquidity.  The goodwill had been booked by the Company primarily as the result of its 2004 acquisition of First State Bank of Round Lake.

Noninterest expense for the nine months ended September 30, 2009 was affected by an increase in FDIC insurance expense.  For the nine months ended September 30, 2009, FDIC insurance expense totaled $1.1 million as compared with $98,000 for the same nine months last year, an increase of $1.0 million.   Regular FDIC insurance rates increased for the Company in 2009 due to the economy as well as the expiration of the Company’s credits with the FDIC in 2008.  In addition, the FDIC charged all financial institutions a special assessment recognized during the second quarter of 2009 to recapitalize the FDIC. The Company’s special assessment came to $304,000. On November 12, 2009, the FDIC Board voted to approve an additional assessment requiring prepayment of three years of FDIC insurance during the fourth quarter of 2009.

NORTHERN STATES FINANCIAL CORPORATION

Also affecting noninterest expense during the first nine months of 2009 as compared with the same period last year were increases to legal expenses of $638,000 and other real estate owned expenses of operating expenses of $367,000.  Legal expenses increased mainly due to collection efforts as a result of increases to the Company’s nonperforming assets during 2009.  Expenses relating to other real estate owned increased.

FEDERAL AND STATE INCOME TAXES

For the three months ended September 30, 2009, the Company had income taxes of $3.7 million as compared with a tax benefit of $1.8 million for the same three months last year.   The Company showed income taxes for the third quarter of 2009 although the Company recognized a pretax loss of $14.1 million.  At September 30, 2009 the Company had a deferred tax asset of $15.1 million based primarily on its losses.  Per accounting rules, the Company created a deferred tax asset valuation allowance at September 30, 2009 totaling $9.2 million.  The effect of this deferred tax asset valuation allowance was that the Company’s tax expense increased $9.2 million during the third quarter of 2009.  This was a noncash event and the Company expects that it will be able use the entire valuation allowance in the future to lower tax expense.

The Company had income taxes of $1.1 million the nine months ended September 30, 2009 as compared with a tax benefit of $1.4 million for the same nine months last year.  The deferred tax asset valuation allowance of $9.2 million booked during the third quarter 2009 caused income tax expense to be recognized during the nine months ended September 30, 2009 even though the Company showed a pretax loss of $29.9 million.

REGULATORY ISSUES

Following a joint examination of the Bank by the Federal Deposit Insurance Corporation (“FDIC”) and the Illinois Department of Financial and Professional Regulation (“IDFPR”), the Board of Directors of the Bank approved and signed on September 21, 2009, a memorandum of understanding (“MOU”) concerning its commitment to enhance certain areas of the Bank’s operation as identified during the regulators’ examination of the Bank.

The MOU provides an understanding among the FDIC and the IDFPR and the Bank, that the Bank will adopt written plans to: (i) budget and monitor earnings (ii) monitor, improve and lessen risks from the Bank’s substandard assets (iii) correct loan administration weaknesses (iv) restore Tier 1 capital to 8% of the Bank’s total assets should Tier 1 capital fall below that 8% level.  As of September 30, 2009, the Bank’s Tier 1 capital to total assets ratio was 7.61%.  Under the MOU, the Bank will report to the FDIC and the IDFPR on a quarterly basis with respect to its progress on these matters.  The Bank believes certain other matters addressed in the MOU have already been satisfactorily resolved.

Management believes that the MOU will not have a material impact on the Company’s operating results or financial condition and that, unless the Bank fails to adequately address the concerns of the FDIC and the IDFPR, the MOU will not constrain the Company’s business.  Management is committed to resolving the issues addressed in the MOU as promptly as possible, and has already taken numerous steps to address these matters prior to executing the MOU.

SUBSEQUENT EVENTS

In early November 2009, the Company notified the Treasury Department of its intent to suspend its dividend payments on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A.  The suspension of the dividend payments is permissible under the terms of the TARP Capital Purchase Program, but the dividend is a cumulative dividend and failure to pay dividends for six dividend periods would trigger board of director appointment rights for the holder of the Series A Preferred Stock.

NORTHERN STATES FINANCIAL CORPORATION

The Company has also notified, in early November 2009, the trustee that holds the Company’s junior subordinated debentures relating to its trust preferred securities that the Company would be deferring its regularly scheduled quarterly interest payments.  The Company has the right to defer the payment of interest on the junior subordinated debentures at any time, for a period not to exceed 20 consecutive quarters.  During the deferral period, the Company may not pay any dividends on its common or preferred stock.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

           The Company has contractual obligations that may not appear on the balance sheet.  Table 8 presents the Company’s significant fixed and determinable contractual obligations as of September 30, 2009, by payment date. The payment amounts in Table 8 represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts or similar carrying amount adjustments.

TABLE 8

NORTHERN STATES FINANCIAL CORPORATION
CONTRACTUAL OBLIGATIONS
As of September 30, 2009
($ 000s)

Contractual obligations	One year or less	Greater than 1 yr. and less than or equal to 3 yrs.	Greater than 3 yrs. and less than or equal to 5 yrs.	Greater than 5 yrs.	Total
Long-term debt
Subordinated debentures	$-	$-	$-	$10,000	$10,000
Time deposits	243,440	43,316	-	-	286,756
Other contractual obligations
Standby letters of credit	6,827	-	-	-	6,827

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

           Table 9 shows how interest rate shocks of decreasing rates 1% and 2% and increasing rates 1% and 2% affect 12 month projected net interest income at September 30, 2009 and December 31, 2008.  The computer simulation model used to do the interest rate shocks and calculate the effect on projected net interest income takes into consideration maturity and repricing schedules of the various assets and liabilities as well as call provisions on the Company’s securities.

At September 30, 2009 the projected annual net interest income decreases $39,000 when rates are shocked upward 2% while projected net interest income decreases $368,000 for a 2% downward rate shock.  Interest rates at September 30, 2009, as evidenced by the prime lending rate at 3.25 percent, at its lowest level since 1955, were very low.  Many deposit rates could not go down 200 basis points as the deposit rate would then become negative.  As such, the rate shocks downward would lower interest income earned on loans and investments to a greater extent than interest paid on deposits and borrowings, thereby causing net interest income to decline.   Management believes that it is highly unlikely that rates will decrease further in the near future.

At both September 30, 2009 and December 31, 2008, the percentage changes from the base forecasted 12-month net interest income are within policy guidelines and show that interest rate risk was minimal at September 30, 2009.

TABLE 9

NORTHERN STATES FINANCIAL CORPORATION
EFFECT OF INTEREST SHOCKS ON NET INTEREST INCOME
as of September 30, 2009 and December 31, 2008
($000s)

	Immediate Change in Rates
	-2.00%	-1.00%	+1.00%	+2.00%
September 30, 2009:
Dollar Change from Base Forecast	$(368)	$(56)	$40	$(39)
Percent Change from Base Forecast	-1.97%	-0.30%	0.21%	-0.21%

December 31, 2008:
Dollar Change from Base Forecast	$(656)	$(325)	$(88)	$(250)
Percent Change from Base Forecast	-3.82%	-1.89%	-0.51%	-1.45%

NORTHERN STATES FINANCIAL CORPORATION

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s management has evaluated, with the participation of the Chairman of the Board and President, and Vice President and Treasurer, the Company’s disclosure controls and procedures (as such term is defined in Rule 13a–15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on that evaluation, the Chairman of the Board and President, and Vice President and Treasurer have concluded that these controls and procedures were effective as of such date.  There were no changes in internal control over financial reporting (as such term is defined in Rule 13a–15(f) under the Securities Exchange Act of 1934) that occurred during the third quarter of 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

From time to time, due to the nature of its business, the Company and its subsidiaries are often subject to various legal actions.  These legal actions, whether pending or threatened, arise through the normal course of business and neither the Company nor any of its subsidiaries are currently involved in any proceedings that would, in management’s judgment, have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

             None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

             None.

ITEM 5.  OTHER INFORMATION.

           None.

NORTHERN STATES FINANCIAL CORPORATION

ITEM 6.  EXHIBITS.

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

Exhibit 31.1 Section 302 Certification of Chairman of the Board and President.

Exhibit 31.2 Section 302 Certification of Vice President and Treasurer.

Exhibit 32.1 Section 906 Certification.

NORTHERN STATES FINANCIAL CORPORATION
FORM 10-Q
September 30, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized, on this 13th day of November 2009.

NORTHERN STATES FINANCIAL CORPORATION
(Registrant)

Date: November 13, 2009	By: /s/ Fred Abdula Fred Abdula Chairman of the Board of Directors and President
Date: November 13, 2009	By: /s/ Thomas M. Nemeth Thomas M. Nemeth Vice President and Treasurer

NORTHERN STATES FINANCIAL CORPORATION
FORM 10-Q
September 30, 2009

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