Form 10-K
period 2009-12-31
NORTHERN STATES FINANCIAL CORP /DE/
filed 2010-03-26
CIK 744485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission File Number 000 — 19300
NORTHERN STATES FINANCIAL CORPORATION
     (Exact name of Registrant as specified in its charter)

Delaware (State of incorporation)	36-3449727 (I.R.S. Employer Identification No.)
1601 North Lewis Avenue
Waukegan, Illinois 60085
(847) 244-6000
(Address, including zip code, and telephone number, including area code, of principal executive office)
Securities registered pursuant to Section 12(b) of the Act

Common Stock $.40 par value	The NASDAQ Stock Market (NASDAQ Capital Market)

(Title of each class)	(Name of each exchange on which registered)
Indicate by check if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act.
YES ☐ NO ☑
Indicate by check if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.
YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “accelerated filer”, “large accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Nonaccelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
     The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant is $13,922,685, as of June 30, 2009, based on the last sale price of the Registrant’s common stock on June 30, 2009 of $5.33 per share. Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are “affiliates”.
     As of March 13, 2010, 4,072,255 shares of the Registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     A portion of Part III is incorporated by reference from the Registrant’s Proxy Statement for its 2010 Annual Meeting of Stockholders to be held on May 20, 2010.

PART I
Item 1. Business.
     Cautionary Note About Forward-Looking Statements. Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. Northern States Financial Corporation (the “Company”) cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to December 31, 2009 to differ materially from those expressed in forward-looking statements contained in this report. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future unless required to do so under the federal securities laws. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company and its subsidiaries include, but are not limited to, the potential for further deterioration in the credit quality of the Company’s loan and lease portfolios, uncertainty regarding the Company’s ability to ultimately recover on loans pools currently on nonaccrual status, the Bank’s ability to comply with the provisions of any regulatory enforcement actions including the existing Memorandum of Understanding and the anticipated Consent Order, deterioration of securities investments causing them to be other than temporarily impaired, unanticipated changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the Company’s investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, and changes in accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating any forward-looking statements.
THE COMPANY
Overview
     The Company is a bank holding company organized in 1984 under the laws of the state of Delaware, for the purpose of becoming the parent bank holding company of the Bank of Waukegan. In 1991, the Company acquired First Federal Bank, fsb (“First Federal” or the “Thrift”). In 1998 the Thrift was merged with and into the Bank of Waukegan. On January 5, 2004, Northern States Financial Corporation acquired First State Bank of Round Lake (“First State Bank”). On November 10, 2005 First State Bank was merged with and into the Bank of Waukegan and the name of the merged entity was changed to NorStates Bank (the “Bank’). During 2008, the Company formed subsidiary NorProperties, Inc. for the purpose of managing and disposing of the Company’s nonperforming assets.
     The Company is registered under the Bank Holding Company Act of 1956, as amended, and owns all the outstanding stock of the Bank. At December 31, 2009, the Company had 310 registered stockholders of record, 4,072,255 shares of common stock outstanding, and total consolidated assets of approximately $622 million. Aside from the stock of the Bank, stock of NorProperties, Inc. and cash, the Company has no other substantial assets.
     As a community-oriented, independent banking organization in Lake County in the State of Illinois, the Company believes it is well positioned to take advantage of the growth in the communities in Lake County, Illinois and the surrounding counties. The Company (or its predecessors) has continuously served the community since 1919 when First Federal was chartered. The Company’s local management, coupled with its long record of service, has allowed it to compete successfully in the banking market. The Bank operates as a traditional community-oriented bank with conveniently located branches and a professional staff.

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
Subsidiary Operations
     NorStates Bank was chartered as a state bank in 1962 and is located in Waukegan, Illinois. Waukegan is located approximately 37 miles north of Chicago, Illinois and has a population of approximately 90,000. At December 31, 2009, NorStates Bank had total assets of $622 million, loans and leases of $431 million, deposits of $517 million and stockholder’s equity of $50 million. The Bank has three branch offices located in Waukegan, one office located in Antioch, Illinois, one office located in Gurnee, Illinois, one office located in Winthrop Harbor, Illinois, one office in Round Lake Beach, Illinois and one office in Round Lake, Illinois.
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
     The Bank’s trust department acts as executor, administrator, trustee, conservator, guardian, custodian and agent. At December 31, 2009, the trust department had assets under management or custodial arrangements of approximately $161 million. Its office is located at the Bank’s branch office at 3233 Grand Avenue, Waukegan, Illinois.
     During 2002 the Bank formed Northern States Community Development Corporation (“NSCDC”), a wholly-owned subsidiary of the Bank. NSCDC’s assets consist of cash and of other real estate owned. This subsidiary was formed for the purpose of developing and selling a parcel of other real estate owned as part of the City of Waukegan’s lakefront development plans. At December 31, 2009, assets of NSCDC totaled $2.2 million, which includes cash of $49,000 and the property valued at $2,081,000, and were consolidated into the NorStates Bank’s financial statements.
     During 2008, the Company formed NorProperties, Inc. (“NorProp”), a wholly-owned subsidiary of the Company. This subsidiary was formed for the purpose of managing and disposing of nonperforming assets of the Company. At December 31, 2009, assets of NorProp totaled $26,000, which consisted of cash. These assets were consolidated into the Company’s financial statements.

     During 2009, the Bank formed XPC LLC, a wholly-owned subsidiary of the Bank. This subsidiary was formed for the purpose of making collections on a charged off loan relationship. At December 31, 2009, XPC LLC had no assets.
COMPANY OPERATING STRATEGY
     Corporate policy, strategy and goals are established by the Board of Directors of the Company. Pursuant to the Company’s philosophy and applicable law and regulation, the Company also establishes operational and administrative policies for the Bank. Within this framework, the Bank focuses on providing personalized services and quality products to customers to meet the needs of the communities in which it operates.
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
     Mortgage Banking — From 1991 until 1998, the Bank funded conforming long-term residential mortgage loans and sold them in the secondary market with servicing retained. Since 1998, the Bank’s mortgage banking operation originates mortgage loans for a fee on behalf of other financial institutions that fund and own the loans. The Bank does not retain servicing on these originated mortgage loans. The Bank had a portfolio of serviced mortgages of approximately $1.5 million at December 31, 2009.
     Consumer Lending — The Bank’s consumer lending department provides all types of consumer loans including motor vehicle, home improvement, home equity, unsecured loans and small personal credit lines.

Trust Activities
     The Bank’s trust and investment services department has been providing trust services to the community for over 20 years. As of December 31, 2009, the Bank had approximately $161 million of trust assets under management and provides a full complement of trust services for individuals and corporations, including land trust services.
     To build on the trust department’s mainstay of personal trust administration, the trust department’s focus is in two major areas: (i) investment management for individuals and (ii) administration and investment services for employee benefit plans.
COMPETITION
     The Company and the Bank encounter significant competition in all of their activities. The Chicago metropolitan area and suburban Lake County have a high density of financial institutions, many of which are significantly larger and have substantially greater financial resources than the Company and its subsidiaries, and all of which are competitors of the Company and its subsidiaries to varying degrees. In Lake County, Illinois there are 44 commercial banks and savings institutions. The Company and the Bank are subject to intense competition from various financial institutions, including state and national banks, state and federal savings associations, credit unions, certain non-banking consumer lenders, and other companies or firms, including brokerage firms and mortgage brokers that provide similar services in northeastern Illinois. The Bank also competes with Internet-based financial institutions, money market funds and with insurance companies with respect to its individual retirement accounts.
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
EMPLOYEES
     The Company and its subsidiaries employed 137 full-time equivalent employees as of December 31, 2009. None of the Company’s employees is represented by any collective bargaining group. The Company offers a variety of employee benefits and management considers its employee relations to be good.
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

SUPERVISION AND REGULATION
     Financial institutions and their holding companies are extensively regulated under federal and state laws. As a result, the business, financial condition and prospects of the Company and the Bank can be materially affected not only by management decisions and general economic conditions, but also by applicable statutes and regulations and other regulatory pronouncements and policies promulgated by regulatory agencies with jurisdiction over the Company and the Bank, such as the Federal Reserve Board, the Federal Deposit Insurance Corporation (“FDIC”) and the Illinois Department of Financial and Professional Regulation (“IDFPR”). Such statutes, regulations and other pronouncements and policies are intended to protect depositors and the FDIC’s Deposit Insurance Fund (“DIF”), rather than stockholders of banks and bank holding companies.
     This description is not intended to be a complete explanation of such statutes and regulations and their effect on the Company and the Bank and is qualified in its entirety by reference to the actual statutes and regulations. These statutes and regulations may change in the future, and we cannot predict what effect these changes, if made, will have on our operations.
     The Company is a bank holding company under the Bank Holding Company Act of 1956, as amended (the “Act”), and subject to supervision and regulation by the Federal Reserve Board. The Bank is an Illinois state-chartered bank subject to supervision and regulation by the IDFPR and the FDIC. Under the Act and the Federal Reserve Board’s regulations, a bank holding company, as well as certain of its subsidiaries, is prohibited from engaging in certain tie-in arrangements in connection with an extension of credit, lease or sale of property, furnishings or services. Accordingly, a bank holding company may not condition a customer’s purchase of one service on the purchase of another of the holding company’s services, except with respect to traditional banking products. The Act also requires prior Federal Reserve Board approval for, among other things, a bank holding company’s acquisition of direct or indirect control of more than 5% of the voting shares or substantially all of the assets of any bank or for a merger or consolidation of a bank holding company with another bank holding company.
     With limited exceptions, the Act prohibits a bank holding company from acquiring direct or indirect ownership or control of voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or performing services for its authorized subsidiaries. A bank holding company may, however, engage in or acquire an interest in a company that engages in activities that the Federal Reserve Board has determined, by regulation or order, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto, such as owning and operating a savings association, performing functions or activities that may be performed by a trust company, owning a mortgage company, or acting as an investment or financial advisor. The Federal Reserve Board, as a matter of policy, may require a bank holding company to be well capitalized at the time of filing an acquisition application and upon consummation of a proposed acquisition.
     The Gramm—Leach-Bliley Act (the “GLB Act”) permits qualifying holding companies, called “financial holding companies,” to engage in, or to affiliate with companies engaged in, a full range of financial activities including banking, certain insurance activities (including insurance underwriting and portfolio investing), securities activities and merchant banking activities. A bank holding company’s subsidiary banks must be “well capitalized” and “well managed” and have at least a “satisfactory” Community Reinvestment Act (the “CRA”) rating for the bank holding company to elect, and maintain, status as a financial holding company.
     Under the Illinois Banking Act (the “IBA”), any acquisition of our stock that results in a change in control may require the prior approval of the IDFPR. Under the Change in Bank Control Act, a person may be required to obtain the prior regulatory approval of the Federal Reserve Board before acquiring the power to directly or indirectly control the management, operations or policies of the Company or before acquiring control of 10% or more of any class of our outstanding voting stock.
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
     It is the policy of the Federal Reserve Board that the Company is expected to act as a source of financial and managerial strength to the Bank and to commit resources to support the Bank. The Federal Reserve Board takes the position that in implementing this policy, it may require the Company to provide such support when the Company otherwise would not consider itself able to do so.
     Federal and state statutes place certain restrictions and limitations on transactions between banks and their affiliates, which include holding companies. Among other provisions, these laws place restrictions upon:
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
     Federal Reserve Board policy provides that, as a general matter, a bank holding company should eliminate, defer, or severely limit the payment of dividends if (i) the bank holding company’s net income over the prior four quarters is not sufficient to fully fund the dividends; (ii) the bank holding company’s prospective rate of earnings retention is not consistent with the bank holding company’s capital needs and overall current and prospective financial condition; and (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve Board may find that the bank holding company is operating in an unsafe and unsound manner if the bank holding company does not comply with the Federal Reserve Board’s dividend policy and may use its enforcement powers to limit or prohibit the payment of dividends by bank holding companies.
     Delaware law also places certain limitations on the ability of the Company to pay dividends. For example, if the capital of the holding company has been diminished to an amount less than the aggregate amount of capital represented by the issued and outstanding stock, a dividend shall not be paid until the deficiency in capital is repaired.
     The Company in the past has paid semi-annual cash dividends in June and December to its common stockholders. Following a review of the Company by the Federal Reserve Bank of Chicago (“Federal Reserve Bank”),

the Board of Directors of the Company adopted a Board Resolution dated November 17, 2009 (the “Board Resolution”) whereby the Company agreed to obtain the written approval of the Federal Reserve Bank prior to: (1) paying dividends to its common or preferred stockholders; (2) increasing holding company debt or subordinated debentures issued in conjunction with trust preferred securities obligations; and (3) paying interest on its existing subordinated debentures.
     In response, in November 2009, the Company notified the U.S. Treasury Department (“Treasury”) of its intent to suspend its dividend payments on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”). The suspension of the dividend payments is permissible under the terms of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”), but the dividend is a cumulative dividend and failure to pay dividends for six dividend periods would trigger board of director appointment rights for the holder of the Series A Preferred Stock. While dividends are being deferred on the preferred stock issued under the TARP Capital Purchase Program, the Company may not pay dividends on its common stock. Also, per the Board Resolution, in November 2009, the Company notified the trustee that holds the Company’s junior subordinated debentures relating to its trust preferred securities that the Company would be deferring its regularly scheduled quarterly interest payments. The Company has the right to defer the payment of interest on the junior subordinated debentures at any time, for a period not to exceed 20 consecutive quarters. During the deferral period, the Company may not pay any dividends on its common or preferred stock. Accordingly, the Company may not now pay dividends on its common stock for the foreseeable future.
     In addition, pursuant to the terms of the existing Memorandum of Understanding (“MOU”) and the anticipated terms of the Consent Order discussed below, the Bank cannot pay dividends to the Company without the written approval of the FDIC and the IDFPR. The Bank serves as the sole source of dividends paid by the Company.
     Pursuant to the IBA, the Bank is permitted to declare and pay dividends in amounts that the board of directors deems expedient, provided that dividends are only paid out of the Bank’s net profits then on hand (after deductions for losses and bad debts).
     As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums based on the risk it poses to the DIF. The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve statutorily required reserve ratios in the insurance fund and to impose special additional assessments. To determine an institution’s assessment rate, the FDIC places each insured depository institution in one of four risk categories using a two-step process based on capital and supervisory information. Each depository institution is assigned to one of three capital groups: “well capitalized,” “adequately capitalized” or “undercapitalized.” Each institution is then assigned one of three supervisory ratings: “A” (institutions with few minor weaknesses), “B” (institutions which demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to DIF) and “C” (institutions that pose a substantial probability of loss to DIF unless effective corrective action is taken). Banks classified as strongest by the FDIC are subject to the lowest insurance assessment rate; banks classified as weakest by the FDIC are subject to the highest insurance assessment rate. In addition to its insurance assessment, each insured financial institution is subject to quarterly debt service assessments (“FICO assessments”) in connection with bonds issued by a government corporation that financed the federal savings and loan bailout of the 1980s. For the third quarter of 2009, the DIF assessment rate for the Bank was 21.60 cents per $100 in assessable deposits and the FICO assessment rate for the Bank was 1.06 cents per $100 in assessable deposits. In order to strengthen the cash position of the DIF, the FDIC required insured institutions to prepay deposit insurance assessments for three years. Accordingly, on December 30, 2009, the Bank prepaid its estimated deposit insurance premiums for the years 2010, 2011 and 2012. The prepaid amounts may be adjusted based on applicable assessment rates at the time of the actual assessment. The Bank will continue to pay FICO assessments quarterly. Due to the anticipated Consent Order, the Bank anticipates being required to pay additional FDIC premium amounts during at least 2010 in addition to the amount that was already prepaid for 2010.
     Pursuant to the Emergency Economic Stabilization Act (described more fully below), the maximum deposit insurance on individual accounts was increased from $100,000 to $250,000 per depositor through December 31, 2013. In addition, the Bank is also participating in the FDIC’s Transaction Account Guarantee Program

(described more fully below), which guarantees the entire balances of non-interest bearing transaction accounts and NOW accounts with interest rates of 0.50% or less through June 30, 2010. Deposit insurance may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. Such terminations can only occur, if contested, following judicial review through the federal courts. The Company does not know of any practice, condition or violation that might lead to termination of deposit insurance for the Bank.
     The respective federal bank regulators have adopted risk-based capital guidelines for banks and bank holding companies. Under FDIC regulations, a bank is adequately capitalized if its minimum ratio of qualifying total capital to risk-weighted assets, including certain off-balance sheet items (the “Total Risk-Based Capital Ratio”), is 8%, and the minimum ratio of that portion of total capital that is composed of items such as common stock, related additional paid-in capital, retained earnings, certain types of perpetual preferred stock and certain minority interests, less certain intangibles and other assets, including goodwill (“Tier 1 Capital”), to risk-weighted assets (the “Tier 1 Risk-Based Capital Ratio”) is 4%. Tier 1 Capital must comprise at least 50% of the total capital base of a bank. The balance of total capital may consist of items such as other preferred stock, certain other instruments, and limited amounts of subordinated debt and the institution’s loan and lease loss allowance. The minimum ratio of Tier 1 Capital to total assets (the “Leverage Ratio”) for banks is 4%. As of December 31, 2009, the Bank had a Total Risk-Based Capital Ratio of 12.33%, a Tier 1 Risk-Based Capital Ratio of 11.05% and a Leverage Ratio of 8.05%.
     Under Federal Reserve Bank capital guidelines, bank holding companies are required to maintain a minimum Total Risk-Based Capital Ratio of 8%, of which at least 4% must be in the form of Tier 1 Capital. The minimum Leverage Ratio is 3% for strong bank holding companies (those rated a composite “1” under the Federal Reserve Bank’s rating system) and 4% for all other bank holding companies. The Federal Reserve Bank guidelines provide that banking organizations experiencing internal growth or completing acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels. As of December 31, 2009, the Company had a Total Risk-Based Capital Ratio of 12.45%, a Tier 1 Risk-Based Ratio of 11.17% and a Leverage Ratio of 8.10%.
     Following a joint examination of the Bank by the FDIC and the IDFPR, the Board of Directors of the Bank approved and executed on September 21, 2009, a Memorandum of Understanding (“MOU”) concerning the Bank’s commitment to enhance certain areas of the Bank’s operation as identified during the regulators’ examination of the Bank.
     The MOU provides an understanding among the FDIC, IDFPR and the Bank, that the Bank will, among other things, adopt written plans to: (i) formulate and implement a profit plan and budget, including goals and strategies for improving earnings; (ii) create a written plan to monitor, improve and lessen risks from the Bank’s substandard assets; (iii) implement steps to correct loan administration weaknesses; and (iv) maintain the Bank’s Leverage Ratio at a level at or exceeding 8% while the MOU is in effect. As noted above, the Bank’s Leverage Ratio was 8.05% as of December 31, 2009. Pursuant to the MOU, the Bank will submit quarterly progress reports to the FDIC and the IDFPR with respect to the matters outlined in the MOU.
     During the fourth quarter of 2009, the FDIC and the IDFPR conducted a risk management review of the Bank. As a result of that review, during the first quarter of 2010, the FDIC and the IDFPR advised management of their decision to propose that the Bank be required to enter into a joint Consent Order, whereby the Bank would agree, among other things, to: (1) maintain a Leverage Ratio of at least 8% and a Total Risk-Based Capital Ratio of at least 12%, (2) prohibit the extension of additional credit to any existing borrower with an outstanding classified loan or a loan that has been previously charged-off, (3) adopt written action plans to reduce the Bank’s level of classified assets and delinquent loans and to reduce concentrations of credit identified by the examiners, and (4) adopt a profit plan, a capital contingency plan and a liquidity plan. A final Consent Order has not yet been negotiated. Management is committed to resolving the issues addressed in both the MOU and the Consent Order as promptly as possible, and has already taken numerous steps to address these matters. The Bank expects to report to the FDIC and the IDFPR quarterly regarding its progress in complying with the provisions to be included in the

Consent Order. Should the Bank enter into the Consent Order, and because the Consent Order establishes specific capital amounts to be maintained by the Bank, the Bank will not be considered better than “adequately capitalized” for capital adequacy purposes, even if the Bank exceeds the levels of capital set forth in the Consent Order. Currently, the Bank does exceed the capital levels being proposed by the FDIC and the IDFPR in the proposed Consent Order.
     Definitive plans are being developed to conduct a formal assessment of Bank’s management. The Bank continues to dedicate significant resources to effectively identify, monitor, and manage problem assets and reduce real estate loan concentrations. In view of these matters, the Bank’s ability to improve its financial condition is dependent upon the success of management’s plans to address concerns raised by the bank regulators regarding profitability and asset quality. Management believes they are taking appropriate steps aimed at returning the Bank to profitability and improving asset quality. Management’s success will ultimately be determined by the implementation of its plans, as well as factors beyond its control, such as the economy and the real estate market.
     The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires federal bank regulatory authorities to take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions may be subject to a variety of actions including limitations on growth and investment activities, and are required to submit a capital restoration plan, which must be guaranteed by the institution’s parent company. Institutions that fail to submit an acceptable plan, or significantly undercapitalized institutions, may be subject to a host of more severe regulatory restrictions and measures.
     The capital-based prompt corrective action provisions of FDICIA and their implementing regulations apply to FDIC-insured depository institutions. However, federal banking agencies have indicated that, in regulating bank holding companies, the agencies may take appropriate action at the holding company level based on their assessment of the effectiveness of supervisory actions imposed on subsidiary insured depository institutions pursuant to the prompt corrective action provisions of FDICIA.
     Federal and state statutes and regulations provide financial institution regulatory agencies with great flexibility to undertake enforcement action against an institution that fails to comply with regulatory requirements, violates certain laws or regulations or for various other reasons. Possible enforcement actions include the imposition of a capital plan and capital directive, civil money penalties, cease-and-desist orders, conservator ship, receivership or deposit insurance termination.
     The Federal Deposit Insurance Act (“FDIA”), as amended by FDICIA and the Interstate Act require the FDIC, together with the other federal bank regulatory agencies, to prescribe standards of safety and soundness, by regulations or guidelines, relating generally to operations and management, asset growth, asset quality, earnings, stock valuation, and compensation. The FDIC and the other federal bank regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards pursuant to FDIA, as amended. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. The guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. In addition, the FDIC has adopted regulations that authorize, but do not require, the FDIC to order an institution that has been given notice by the FDIC that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the FDIC must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the “prompt corrective action” provisions of FDICIA. If an institution fails to comply with such an order, the FDIC may seek to enforce such order in judicial proceedings and to impose civil money penalties. The FDIC and the other federal bank regulatory agencies also have adopted guidelines for asset quality and earnings standards.

     As an insured depository institution, the Bank is subject to Federal Reserve Board regulations requiring depository institutions to maintain reserves against a specified percentage of transaction accounts (primarily NOW and regular checking accounts). Reserves are maintained in the form of vault cash or deposits with the Federal Reserve Bank. The first $10.7 million of transaction accounts (subject to adjustments by the Federal Reserve Bank) are exempted from the reserve requirements. The Federal Reserve Board regulations generally require 3% reserves on the next $44.5 million of transaction accounts. For transaction accounts totaling over $55.2 million, Federal Reserve Board regulations require reserves of $1,335,000 plus 10% of the amount more than $55.2 million. The Bank is in compliance with the foregoing requirements.
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
     In addition to the above, the Bank is subject to many state and Federal statutes and regulations that are designed to protect consumers, including the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act and the Home Mortgage Disclosure Act.

2008 Emergency Economic Stabilization Act
     On October 3, 2008, the U.S. Congress enacted the Emergency Economic Stabilization Act (“EESA”). EESA authorized the Secretary of the U.S. Department of the Treasury to purchase up to $700 billion in troubled assets from qualifying institutions pursuant to the Troubled Asset Relief Program (“TARP”). On October 14, 2008, the U.S. Department of the Treasury (“Treasury”), pursuant to its authority under EESA, announced the Capital Purchase Program (“CPP”). Pursuant to the CPP, qualifying public financial institutions were permitted to issue senior preferred stock to the Treasury in an amount not less than 1% of the institution’s risk-weighted assets and not more than 3% of the institution’s risk-weighted assets or $25 billion, whichever was less. Preferred stock issued pursuant to the CPP qualifies as Tier 1 capital. Preferred stock issuers under the CPP pay a 5% dividend per annum until the fifth year of the investment and 9% per annum thereafter. In addition to the senior preferred stock, participating public financial institutions must issue a warrant to Treasury for the purchase of common stock in an amount equal to 15% of the preferred stock investment. Treasury will not exercise any voting rights with respect to the common shares acquired through the exercise of the warrant. Financial institutions participating in the CPP must also agree and comply with certain restrictions, including restrictions on dividends, stock redemptions and repurchases, and executive compensation, as discussed below. Finally, Treasury may unilaterally amend any provision of the CPP to comply with changes in applicable federal statutes.
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
     On February 20, 2009, the Company closed the transaction with Treasury in order to participate in the CPP. The Company issued Series A Preferred Stock to Treasury equal to $17,211,000 and a warrant to purchase 584,084 shares of common stock at an exercise price of $4.42 per share. Pursuant to its participation in the CPP, the Company is subject to the provisions therein.

American Recovery and Reinvestment Tax Act of 2009
     On February 17, 2009, the ARRA was signed into law. Included among the many provisions in the ARRA are restrictions affecting financial institutions that participate in TARP, which are set forth in the form of amendments to the EESA. These amendments provide that during the period in which any obligation under the TARP remains outstanding (other than obligations relating to outstanding warrants), TARP recipients are subject to appropriate standards for executive compensation and corporate governance which were set forth in an interim final rule regarding TARP standards for Compensation and Corporate Governance, issued by Treasury and effective on June 15, 2009 (“Interim Final Rule”). Among the executive compensation and corporate governance provisions included in ARRA and the Interim Final Rule are the following:
•	an incentive compensation “clawback” provision to cover “senior executive officers” (defined in this instance and below to mean the “named executive officers” for whom compensation disclosure is provided in the company’s proxy statement) and the next 20 most highly compensated employees;

•	a prohibition on certain golden parachute payments to cover any payment related to a departure for any reason (with limited exceptions) made to any senior executive officer (as defined above) and the next five most highly compensated employees;

•	a limitation on incentive compensation paid or accrued to the most highly compensated employee of the financial institution, subject to limited exceptions for pre-existing arrangements set forth in written employment contracts executed on or prior to February 11, 2009, and certain awards of restricted stock which may not exceed one-third of the individual’s annual compensation, are subject to a two year holding period and cannot be transferred until Treasury’s preferred stock is redeemed in full;

•	a requirement that the Company’s chief executive officer and chief financial officer provide in annual securities filings, a written certification of compliance with the executive compensation and corporate governance provisions of the Interim Final Rule;

•	an obligation for the compensation committee of the board of directors to evaluate with the company’s chief risk officer certain compensation plans to ensure that such plans do not encourage unnecessary or excessive risks or the manipulation of reported earnings;

•	a requirement that companies adopt a company-wide policy regarding excessive or luxury expenditures;

•	a requirement that companies permit a separate, non-binding shareholder vote to approve the compensation of executives; and

•	a provision that allows Treasury to review compensation paid prior to enactment of ARRA to senior executive officers and the next 20 most highly-compensated employees to determine whether any payments were inconsistent with the executive compensation restrictions of the EESA, as amended, TARP or otherwise contrary to the public interest.
     As outlined above, companies that have issued preferred stock to Treasury under TARP are now permitted to redeem such investments at any time, subject to consultation with banking regulators. Upon such redemption, the warrants issued to Treasury are to be immediately liquidated.

FDIC Temporary Liquidity Guarantee Program
     In October 2008, the FDIC announced the Temporary Liquidity Guarantee Program (“TLGP”) to strengthen confidence and encourage liquidity in the banking system. The program is comprised of two voluntary components: the Transaction Account Guarantee Program (“TAGP”) and the Debt Guarantee Program (“DGP”).
     Pursuant to the TAGP, the FDIC will fully insure, without limit, qualifying transaction accounts held at qualifying depository institutions through June 30, 2010 (extended from December 31, 2009 provided the institution did not previously opt out of the TAGP). Qualifying transaction accounts include non-interest-bearing transaction accounts, Interest on Lawyers Trust Accounts (IOLTAs) and NOW accounts with interest rates less than 0.5 percent. The FDIC assessed a fee equal to 10 basis points on transaction account deposit balances in excess of the $250,000 insured limit. During the six-month extension period in 2010, the fee assessment increased to 15 basis points, 20 basis points or 25 basis points, based on an institution’s risk category.
     Pursuant to the DGP, eligible entities were permitted to issue FDIC-guaranteed senior unsecured debt up to 125 percent of the entity’s senior unsecured debt outstanding as of September 30, 2008. The Company did not issue any guaranteed debt under the DGP.
Item 1A. Risk Factors.
     Our business, financial condition and results of operations are subject to various risks, including those discussed below, which may affect the value of our common stock. Set forth below are certain risk factors which we believe to be relevant to an understanding of our business. This list should not be considered a comprehensive list of all potential risks and uncertainties. You should also refer to the other information included or incorporated by reference in this Form 10-K, including our consolidated financial statements and related notes for the year ended December 31, 2009.
Significant risk factors include:
     Credit Risk — The U.S. economy has been in a prolonged recession over the previous two years, and the local economy in our market remains stressed and volatile. This market turmoil has decreased both our borrowers’ ability to repay their loans and the value of collateral, such as real estate, which secures many of our loans. As a result, the Company’s levels of nonperforming assets substantially increased during 2008 and 2009. If these economic conditions persist, our loan customers may not be able to repay their loans according to their terms and the collateral may be insufficient to repay the loan. Management makes quarterly provisions to the allowance for loan and lease losses after taking into account specifically impaired loans, historical loss ratios and general economic conditions, among other factors. To the extent the ability of our borrowers to repay their loans worsens, or general economic conditions continue to deteriorate, we may need to continue to substantially increase our allowance, which would have an adverse affect on our results of operations and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion of our allowance for loan and lease losses.
     Economic Risk — Sustained weakness in the real estate market, reduced business activity, high unemployment, instability in the financial markets, less available credit and lack of confidence in the financial sector, among other factors, have adversely affected the Company and the financial services industry in general over the last two years. A sustained period of high unemployment or further deterioration in national or local business or economic conditions could result in, among other things, a further deterioration in credit quality or reduced demand for credit with a resultant negative effect on the Company’s loan portfolio and allowance for loan and lease losses. Economic factors may also continue to cause increased delinquencies and loan charge-offs, which will negatively affect our results of operations and financial condition.

     Real Estate Market Risk — The commercial and residential real estate markets continue to experience extraordinary challenges following the downturn in the last three years. A significant amount of the Company’s loans are secured by real estate, which has declined in value. Economic factors have and may continue to cause deterioration to the value of real estate the Company uses to secure its loans. The resultant effect of the continued weakness of the economy and the deterioration of our real estate portfolio could result in additional increases in the provision for loan and lease losses, higher delinquencies and additional charge-offs in future periods that may materially affect the Company’s financial condition and results of operations.
     Capital Resources and Liquidity Risk — Liquidity is a measure of whether our cash flows and liquid assets are sufficient to satisfy current and future financial obligations, such as demand for loans, deposit withdrawals and operating costs. Our liquidity position is affected by a number of factors, including the amount of cash and other liquid assets on hand, payment of interest and dividends on debt and equity instruments that we have issued, capital we inject into the Bank and dividends received from the Bank. Continued weakness or worsening of the economy, real estate markets or unemployment levels may deplete our liquid assets. If our liquidity becomes limited, it may have a material adverse effect on our results of operations and financial condition.
     Furthermore, as a banking institution, we are subject to regulations that require us to maintain certain capital ratios, such as the ratio of our Tier 1 capital to our risk-based assets. If our regulatory capital ratios decline, as a result of decreases in the value of our loan portfolio or otherwise, we will be required to improve such ratios by either raising additional capital or by disposing of assets. If we choose to dispose of assets, we cannot be certain that we will be able to do so at prices that we believe to be appropriate, and our future operating results could be negatively affected. If we choose to raise additional capital, we may accomplish this by selling additional shares of common stock, or securities convertible into or exchangeable for common stock, which could significantly dilute the ownership percentage of holders of our common stock and cause the market price of our common stock to decline. Additionally, events or circumstances in the capital markets generally may increase our capital costs and impair our ability to raise capital at any given time.
     If finalized, the pending Consent Order will cause the Bank to be considered “adequately capitalized” because it establishes a ratio of capital that the Bank is to maintain. As an adequately capitalized institution, the Bank may not accept brokered deposits without prior approval of the FDIC. As of year end, the Bank had $94.9 million in brokered deposits. The Bank believes it will be able to find alternative funding sources for these brokered deposits. The Bank believes it will be able to find alternative funding sources for these brokered deposits as they come due, and does not anticipate seeking FDIC approval to receive brokered deposits. However, the other depositors, including some local government entities, may not maintain their deposits at the Bank if the Bank is no longer well capitalized
     Concentration Risk — In the Company’s loan portfolio there is a concentration of loans to the hotel industry and an overall concentration of loans secured by real estate. The recent general downturn in hotel occupancy rates has impacted and will continue to negatively impact borrowers’ ability to repay and consequently affect the Company’s earnings and its allowance for loan and lease losses.
     The Company also has a concentration of loans that have payment schedules where only interest is collected until the loan matures. If the value of the collateral securing these loans should decrease, the Bank’s loan to collateral value will decrease to a greater extent than loans that have payment schedules requiring principal reductions.
     Regulatory Risk — We are subject to extensive supervision, regulation and examination. This regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies to address not only compliance with applicable laws and regulations (including laws and regulations governing consumer credit, and anti-money laundering and anti-terrorism laws), but also capital adequacy, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. As part of this regulatory structure, we are subject to policies and other guidance developed by the regulatory agencies with respect to capital levels, the timing and amount of dividend payments, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

     Under this structure the regulatory agencies have broad discretion to impose restrictions and limitations on our operations if they determine, among other things, that our operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies. This supervisory framework could materially impact the conduct, growth and profitability of our operations. Any failure on our part to comply with current laws, regulations, other regulatory requirements or safe and sound banking practices or concerns about our financial condition, or any related regulatory sanctions or adverse actions against us, could increase our costs or restrict our ability to operate our business and result in damage to our reputation.
     The Company’s ongoing participation in the Treasury’s TARP CPP creates additional regulatory oversight and compliance. The TARP regulations place limitations on compensation for executive officers and on dividend payments. These regulations may affect the ability of the Company to recruit and keep management. The regulations pertaining to TARP could affect the Company’s ability to operate in a competitive environment. See “Supervision and Regulation”.
     Personnel Risk — Our success depends upon the continued service of our senior management team, their relationships with our customers and our ability to attract and retain qualified financial services personnel. Loss of key personnel could negatively impact our results of operations and financial condition through loss of their customer relationships and the potential difficulty promptly replacing officers in this competitive environment.
     Interest Rate Risk — Our earnings and profitability depend significantly on our net interest income, which is the difference between the interest earned on loans and investments and the interest paid on deposits and borrowings. Since interest rates can fluctuate in response to general economic conditions and the policies of various governmental and regulatory agencies, including the Federal Reserve Bank, our asset-liability management strategy may not be able to prevent changes in interest rates from having a material adverse effect on our results of operations and financial condition.
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
     The following table sets forth information relating to each of the Bank’s offices:

Main Office:	Trust Department:

1601 North Lewis Avenue Waukegan, Illinois 60085	3233 Grand Avenue Waukegan, Illinois 60085

Branches:

3233 Grand Avenue Waukegan, Illinois 60085	40220 N. Route 59 Antioch, Illinois 60002

216 Madison Street Waukegan, Illinois 60085	700 N. Sheridan Road Winthrop Harbor, Illinois 60096

5384 Grand Avenue Gurnee, Illinois 60031	1777 N. Cedar Lake Road Round Lake Beach, Illinois 60073

301 Goodnow Boulevard Round Lake, Illinois 60073

Item 3.	Legal Proceedings.
     Due to the nature of their business, the Company and its subsidiaries are often subject to various legal actions. These legal actions, whether pending or threatened, arise through the normal course of business and are not considered by management to be unusual or material. Management believes that any liabilities arising from these actions or proceedings would not have a material adverse effect on the Company’s business, consolidated results of operations, financial condition or cash flow.

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Stockholder Information
     The Company’s common stock is traded on the NASDAQ Capital Market under the ticker symbol NSFC. As of March 2, 2010, there were 6,500,000 common shares authorized; 4,472,255 common shares issued and 4,072,255 outstanding; held by approximately 302 registered stockholders.
Stock Price Summary
     The following schedule details the quarterly high and low bid price of the Company’s common stock on the NASDAQ Capital Market for the periods presented:

	2009		2008
	HIGH	LOW	HIGH	LOW

QUARTER ENDED:
March 31	$7.92	$1.75	$22.30	$18.60
June 30	7.00	2.20	19.98	17.50
September 30	5.61	3.25	17.51	7.19
December 31	4.37	2.25	9.31	3.75
Cash Dividends
     The Company has historically paid semi-annual dividends in June and December. However, dividends are declared at the discretion of the Board of Directors, subject to applicable legal and regulatory restrictions, and there is no guarantee that the Company will pay dividends in the future. On October 21, 2008, the Board of Directors of the Company determined that there would be no cash dividend on December 1, 2008 due to the reduced earnings of the Company in 2008, and the Company did not pay dividends on its common stock in 2009.
     In February 2009, the Company sold $17.2 million of preferred stock to the Treasury pursuant to the terms of the TARP CPP. As long as any TARP Series A Preferred Stock issued under the CPP remains outstanding, the terms of the CPP prohibit the Company from increasing semi-annual dividends on its common stock above $0.40 per share without the Treasury’s consent.
     In its press release on November 10, 2009 announcing its financial results for the third quarter 2009, the Company also announced that it has notified the Treasury of its intent to suspend the payment of its regular quarterly cash dividends on its TARP Series A Preferred Stock. Under the terms of the TARP Series A Preferred Stock, the Company is required to pay on a quarterly basis a dividend rate of 5% per year for the first five years, after which the dividend rate automatically increases to 9% per year. Dividend payments may be suspended, but the dividend is a cumulative dividend and failure to pay dividends for six dividend periods would trigger board appointment rights for the holder of the TARP Series A Preferred Stock. No dividends may be paid on the Company’s common stock until all accrued and unpaid dividends on the preferred stock issued to the Treasury are paid.

     In addition, in November 2009 the Company announced that it had notified the trustee that holds the Company’s junior subordinated debentures relating to its outstanding trust preferred securities that the Company will defer its regularly scheduled quarterly interest payments on the junior subordinated debentures. Under the terms of the debentures, the Company is permitted to defer the payment of interest on the junior subordinated debentures at any time, for up to 20 consecutive quarters, without default. Due to the deferral, the trust will likewise suspend the declaration and payment of dividends on the trust preferred securities. During the deferral period, the Company may not pay any dividends on its common or preferred stock.
     Following a review of the Company by the Federal Reserve Bank, the Board of Directors of the Company adopted a Board Resolution dated November 17, 2009 concerning the Company’s conservation of financial resources.
     The Board Resolution provides an understanding among the Federal Reserve and the Company, that the Company’s Board of Directors will obtain written approval from the Federal Reserve prior to: (1) paying dividends to common or preferred stockholders; (2) increasing holding company debt or subordinated debentures issued in conjunction with trust preferred securities obligations; and (3) paying interest on its existing subordinated debentures.
     During the first quarter of 2010, FDIC and the IDFPR advised management that they would request that the Bank enter into a Consent Order, as further described above under “Supervision and Regulation.” Proposal requirements of the Consent Order include restrictions on the payment of dividends from the Bank to the Company without regulatory approval.
     The table below shows the semi-annual cash dividends per share paid on the Company’s common stock over the past two years:

	JUNE 1	DECEMBER 1	TOTAL

2008	$.40	$.00	$.40
2009	.00	.00	.00

Item 6.	Selected Financial Data.
SELECTED CONSOLIDATED FINANCIAL DATA
($ 000s, except per share data)

As of or for the Year Ended December 31,	2009	2008	2007	2006	2005

INCOME STATEMENT DATA:
Interest income	$29,338	$34,874	$38,421	$36,633	$35,056
Interest expense	10,187	13,795	20,060	20,695	15,372

Net interest income	19,151	21,079	18,361	15,938	19,684
Provision for loan and lease losses	22,778	13,663	81	0	3,428

Net interest income (loss) after provision for loan and lease losses	(3,627)	7,416	18,280	15,938	16,256
Noninterest income	3,784	(6,045)	5,038	5,346	4,370
Noninterest expenses	30,153	16,929	16,830	17,303	18,008

Income (Loss) before income taxes	(29,996)	(15,558)	6,488	3,981	2,618
Provision (benefits) for income taxes	5,562	(6,285)	2,100	889	531

Net (Loss) Income	$(35,558)	$(9,273)	$4,388	$3,092	$2,087

BALANCE SHEET DATA:
Cash, non-interest bearing	$10,646	$14,108	$14,273	$19,023	$23,586
Investments (1)	158,770	112,711	164,083	291,464	273,235
Loans and leases, net	413,259	470,410	431,128	366,553	389,884
All other assets	39,615	43,490	28,672	32,969	35,823

Total Assets	$622,290	$640,719	$638,156	$710,009	$722,528

Deposits	$517,236	$500,821	$480,959	$522,596	$554,449
Securities sold under repurchase agreements and other borrowings (2)	49,364	42,574	66,797	86,775	73,093
Federal Home Loan Bank advances	0	20,000	0	11,500	6,500
Subordinated debentures	10,000	10,000	10,000	10,000	10,000
All other liabilities	5,389	5,710	6,946	7,675	7,734
Stockholder’s equity	40,301	61,614	73,454	71,463	70,752

Total Liabilities and Stockholders’ Equity	$622,290	$640,719	$638,156	$710,009	$722,528

	2009	2008	2007	2006	2005

PER SHARE DATA:
Basic and diluted earnings per share	$(8.94)	$(2.26)	$1.05	$0.72	$0.49
Cash dividends declared	0.00	0.40	0.72	0.65	0.62
Book value (at end of year)	5.67	15.13	17.58	16.88	16.47

SELECTED FINANCIAL AND OTHER RATIOS:
Return on average assets	-5.55%	-1.43%	0.66%	0.44%	0.28%
Return on average equity	-53.49	-13.09	6.06	4.36	2.90
Average stockholders’s equity to average assets	10.39	10.90	10.83	10.03	9.62
Tax equivalent interest spread	2.92	3.06	2.38	1.89	2.49
Tax equivalent net interest income to average earning assets	3.22	3.49	2.96	2.41	2.83
Nonperforming assets to total assets	9.77	7.44	2.33	1.57	3.65
Dividend payout ratio (3)	0.00	-17.56	68.55	89.59	127.60

(1)	Includes interest bearing deposits in other financial institutions, federal funds sold, securities available for sale and Federal Home Loan Bank and Federal Reserve Bank stock.

(2)	Securities sold under repurchase agreements and federal funds purchased.

(3)	Total cash dividends divided by net income.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following is a discussion and analysis of Northern States Financial Corporation’s (the “Company”) financial position and results of operations and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.
OVERVIEW
     The continued downturn in the economy during 2009 negatively impacted the Company and almost all financial institutions. The unemployment rate increased into double digits while real estate values continued to fall. The Company’s levels of nonperforming assets continued to increase significantly during 2009 for the second straight year while real estate used as collateral for its loans declined in value. The Company’s nonperforming assets increased $13.2 million during 2009 while the Company had net charge offs of $15.2 million of nonperforming loans and recognized provisions for loan losses of $22.8 million as compared to $13.7 million in 2008. The deteriorating economy also caused the Company to recognize net impairment losses of $3.1 million on its securities portfolio.
     Other factors affecting the Company’s 2009 performance were the write-down of goodwill, increased FDIC insurance expense and the establishment of a deferred tax asset valuation allowance. In 2009, the Company took a one-time noncash write-off of $9.5 million of its goodwill. Due to the economic strains on the financial services industry, the Company’s FDIC insurance expense for 2009 increased to $1.4 million as compared with $222,000 for 2008. Per accounting rules, during 2009, the Company was required to create a deferred tax asset valuation allowance of $13.7 million that increased 2009 income tax expense by that amount based on uncertainties as to the likelihood of the Company realizing the related tax benefits. The Company also experienced net losses of $1.4 million on sales of other real estate owned during 2009.
     The effect of these developments in 2009 was that the Company experienced a net loss of $35.6 million, or $8.94 loss per share, as compared to net loss of $9.3 million, or $2.26 loss per share, in 2008.
     During 2009, the Company had gains on sales of its securities of $3.9 million as the Company managed its capital position. Salaries and employee benefits expense were reduced $343,000, or 4.2 percent, in 2009 as staff levels were carefully managed and no bonuses were paid.
     The Company’s asset levels decreased during 2009 due to the Company’s repositioning of its balance sheet. Assets at year-end 2009 were $622.3 million, decreasing $18.4 million from year-end 2008. Loans and leases decreased $49.5 million during 2009 as nonperforming loans were charged off and $18.3 million in loans were transferred into other real estate owned as properties securing the loans were foreclosed on. Investments in securities increased $30.2 million as the Company sought to increase its earning asset yields while maintaining liquidity.
     The Company’s investments in overnight federal funds increased $13.3 million at year-end 2009 as compared with year-end 2008 as the Company managed its liquidity. The Company maintained its liquidity levels due in part from the receipt of $17.2 million in proceeds from the issuance of TARP Series A Preferred Stock under the Treasury’s TARP CPP on February 20, 2009. These funds assisted in maintaining the Company’s capital adequacy levels.
     The Company’s deposits increased $16.4 million during 2009 while borrowings declined $13.2 million. The increase in deposits came from growth in core NOW accounts of $22.5 million while brokered deposits declined $4.3 million.
     Noninterest income increased in 2009 by $9.8 million compared with 2008 primarily due to reduced net impairment losses to securities in 2009 that were only $3.1 million as compared with $10.5 million in 2008. Noninterest income also increased from the sale of investment securities that netted a gain of $3.9 million in 2009.

     The Company had increased noninterest expenses of $13.2 million in 2009 despite continued steps to contain costs during 2009. The increase came primarily from the noncash $9.5 million write-down of goodwill in 2009. Certain noninterest expenses also increased as a result of the increased levels of nonperforming assets. During 2009, legal expenses increased $815,000 compared with 2008 due to expenses incurred in pursuing foreclosures and the collection efforts involving the Company’s nonperforming assets. During 2009, the Company recognized $1.7 million in write-downs to its other real estate owned as the market values of these properties declined. Finally, FDIC insurance premiums increased $1.2 million in 2009 as nonperforming asset issues affected the nation’s financial institutions.
CRITICAL ACCOUNTING POLICIES
     Certain critical accounting policies involve estimates and assumptions by management. To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided; future results could differ. The allowance for loan and lease losses is a critical accounting policy for the Company because management must make estimates of losses and these estimates are subject to change. Estimates are also used to determine the fair value of financial assets including the disclosures as to the carrying value of securities.
     The allowance for loan and lease losses is a valuation allowance for probable incurred credit losses, that is increased by the provision for loan and lease losses and decreased by charge-offs less recoveries. Management estimates the balance for the allowance based on information about specific borrower situations, estimated collateral values and the borrowers’ ability to repay the loan. Management also reviews past loan and lease loss experience, the nature and volume of the portfolio, economic conditions and other factors. Allocations of the allowance may be made for specific loans and leases, but the entire allowance is available for any loan or lease that, in management’s judgement, should be charged-off. Loan and lease losses are charged against the allowance when management believes the uncollectibility of a loan or lease balance is confirmed.
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
     Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified. During 2009, goodwill was analyzed and was found to be impaired in its entirety and was written off in the amount of $9.5 million.
     The core deposit intangible asset arose from the acquisition of First State Bank of Round Lake in January 2004. The core deposit intangible asset was initially measured at fair value and is being amortized over its estimated useful life. This intangible asset is also assessed at least annually for impairment. At year-end 2010, the core deposit intangible will be fully amortized.
     The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations and judgment concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings. For financial reporting purposes, a valuation allowance has been recognized at

December 31, 2009, to offset deferred tax assets related to federal and state tax carryforwards. The Company believes that tax assets and liabilities are properly recorded in the consolidated financial statements. However, there is no guarantee that the tax benefits associated with the remaining tax assets will be fully realized. The Company has concluded that it is more likely than not that the tax benefits associated with the remaining deferred tax assets will be realized. See Note 1, “Summary of Significant Accounting Policies,” and Note 11, “Income Taxes,” of the notes to the consolidated financial statements and the section entitled “Federal and State Income Taxes”.
Table 1 — Analysis of Average Balances, Tax Equivalent Yields and Rates
($ 000s)

For the Years Ended December 31,	2009			2008			2007
	Average			Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Loans and leases (1) (2) (3)	$467,370	$24,498	5.24%	$471,483	$27,908	5.92%	$389,670	$27,867	7.15%
Taxable securities (5)	96,094	4,541	4.80	120,466	6,490	5.36	213,874	9,509	4.43
Securities exempt from federal income taxes (2) (5)	8,778	541	6.19	11,046	685	6.15	8,336	472	5.66
Federal funds sold and other interest earning assets	32,252	31	0.10	9,434	112	1.19	15,150	812	5.36

Interest earning assets (5)	604,494	29,611	4.91	612,429	35,195	5.74	627,030	38,660	6.16
Noninterest earning assets	35,620			38,021			41,556

Average assets (4) (5)	$640,114			$650,450			$668,586

Liabilities and stockholders’ equity
NOW deposits	$50,344	273	0.54	$44,813	151	0.34	$47,433	357	0.75
Money market deposits	62,970	902	1.43	66,409	1,216	1.83	75,684	2,757	3.64
Savings deposits	61,483	173	0.28	61,863	320	0.52	65,323	493	0.75
Time deposits	274,396	7,739	2.82	258,727	10,081	3.90	251,589	12,112	4.81
Other borrowings	62,467	1,100	1.76	83,100	2,027	2.44	90,452	4,341	4.80

Interest bearing liabilities	511,660	10,187	1.99	514,912	13,795	2.68	530,481	20,060	3.78

Demand deposits	56,389			57,386			57,775
Other noninterest bearing liabilities	5,586			7,290			7,953
Stockholders’ equity	66,479			70,862			72,377

Average liabilities and stockholders’ equity	$640,114			$650,450			$668,586

Net interest income		$19,424			$21,400			$18,600

Net interest spread			2.92%			3.06%			2.38%

Net yield on interest earning assets (5)			3.22%			3.49%			2.96%

Interest-bearing liabilities to earning assets ratio			84.64%			84.08%			84.60%

(1) -	Interest income on loans includes loan origination and other fees of $119,000 for 2009, $210,000 for 2008 and $398,000 for 2007.

(2) -	Interest income is adjusted by the tax equivalent adjustment amount utilizing a 34% rate on federally tax-exempt municipal loans and securities. The tax equivalent adjustment reflected in the above table for municipal loans is approximately $89,000, $88,000 and $78,000 for the years ended 2009, 2008 and 2007, respectively. The tax equivalent adjustment reflected in the above table for municipal securities is approximately $184,000, $233,000 and $161,000 for the years ended 2009, 2008 and 2007, respectively.

(3) -	Nonaccrual loans are included in average loans.

(4) -	Average balances are derived from the average daily balances.

(5) -	Rate information was calculated based on the average amortized cost for securities. The 2009, 2008 and 2007 average balance information includes an average unrealized gain (loss) for taxable securities of $1,525,000, ($694,000) and ($965,000), respectively. The 2009, 2008 and 2007 average balance information includes an average unrealized gain (loss) of $45,000, ($92,000) and ($6,000), respectively for tax-exempt securities. Average taxable securities includes Federal Home Loan Bank stock.

RESULTS OF OPERATIONS – YEARS-ENDED DECEMBER 31, 2009 COMPARED WITH DECEMBER 31, 2008 AND
DECEMBER 31, 2008 COMPARED WITH DECEMBER 31, 2007
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
     The Company’s net interest income for 2009, on a fully tax equivalent basis, was $19.4 million, decreasing $2.0 million from $21.4 million in 2008 after increasing $2.8 million from 2007. The net interest spread in 2009 was 2.92%, decreasing 14 basis points from 2008 after increasing 68 basis points from 2007. During 2009, the yields on earning assets declined 83 basis points from 2008 while rates paid on interest bearing liabilities decreased 69 basis points.
     The major factor causing net interest income on a tax equivalent basis to decrease in 2009 was the increase to nonperforming loans. Average impaired loans in 2009, which are primarily loans on nonaccrual status, totaled $49.1 million, increasing $31.7 million from $17.4 million for 2008. During 2009, as loans were placed on nonaccrual status, the Company reversed $500,000 of interest income that had previously been recognized, further reducing net interest income.
     Interest income earned on loans on a fully tax equivalent basis totaled $24.5 million in 2009, a decrease of $3.4 million as compared with $27.9 million in 2008 after increasing only $41,000 from 2007. General interest rates were at low levels in 2009 as government policy maintained low short-term rates in an effort to foster growth during the economic downturn. During 2009 the prime lending rate remained at 3.25% for the entire year as compared with 2008 when the prime lending rate began the year at 7.25%, declining through several rate reductions to 3.25% at year-end 2008. Due in part to the lower prime rate in 2009 as compared with 2008 and the increases to nonperforming loans in 2009, the Company’s loan yield declined to 5.24% as compared with 5.92% in 2008 and 7.15% in 2007. Table 2 attributes $3.2 million of the reduced loan income for 2009 to the lower loan rates.
     Lower average loan balances in 2009, also contributed to the decline of interest income generated by loans. Average loans for 2009 were $467.4 million as compared with $471.5 million, a decrease of $4.1 million. Table 2 attributes $241,000 of the reduced loan income for 2009 to the lower volume of loan balances in 2009.
     Table 1 shows that the Company’s taxable securities averaged $96.1 million in 2009 and decreased $24.4 million from $120.5 million in 2008 after decreasing $93.4 million from 2007. As the Company realigned its balance sheet in 2009, it reduced its average taxable securities. Taxable securities purchased to replace matured or sold taxable securities had lower rates due to the generally lower rates in 2009. Taxable securities earned average yields of 4.80% in 2009, decreasing from average yields of 5.36% in 2008 as compared with yields of 4.43% in 2007. As $74.3 million of the Company’s taxable securities were sold at a gain of $3.9 million during 2009, securities purchased to replace the sold securities have lower effective yields and, as a result, it is expected that the average yields on the taxable securities for 2010 will be lower than the average yields earned in 2009.

     Average levels of tax-exempt securities in 2009, as shown in Table 1, totaled $8.8 million, a decrease of $2.2 million from 2008 levels after increasing $2.7 million from 2007. Yields on tax-exempt securities for 2009 remained stable as compared with 2008 with yields at 6.19% for 2009 and 6.15% for 2008. Although the average tax equivalent yields on the qualified bonds issued by state and political subdivisions were greater than those earned on loans during 2009, the term to maturity of these investments is greater than that on loans. The Company must carefully consider the effect of possible changes to future interest rates when deciding the proper levels of tax exempt securities to carry in its securities portfolio. With reduced earnings, the Company must also consider the realizable tax benefits from the tax-exempt securities.
     To manage its liquidity, the Company increased its federal funds sold and other interest earning assets. Federal funds sold are overnight investments that the Company places (sells) to money center banks. Average balances for federal funds sold for 2009 were $32.3 million, increasing $22.9 million from 2008 after decreasing $5.7 million from 2007. Rates earned on federal funds sold for 2009 were .10% as compared with 1.19% for 2008, a decrease of 109 basis points. The change to the Company’s earning asset mix reflecting an increase in lower yielding federal funds sold had a negative impact on the total yield earned on interest earning assets, during 2009.
     As interest rates remained at low levels during 2009, the Company carefully reviewed the rates paid on its deposits and other borrowings, such as repurchase agreements, and was able to reduce its cost of funds. Average rates paid on the Company’s money market accounts, savings and time deposits during 2009 declined 40, 24 and 108 basis points, respectively, from 2008 continuing a trend as rates on these deposit products had also declined in 2008 compared with 2007. Average rates paid on NOW deposits increased during 2009 by 20 basis points from 2008 after declining 41 basis points from 2007. The 2009 NOW account rates increased as the Company introduced its “High Yield Checking” product, a core NOW account deposit that paid a premium rate on the customers’ first $25,000 account balance if certain requirements were met. Through the marketing of this product the Company was able to increase its average NOW account deposits by $5.5 million in 2009 from 2008 after declining $2.6 million from 2007.
     Average rates paid on the Company’s borrowings in 2009 also declined from 2008 by 68 basis points after decreasing 236 basis points from 2007. The levels of the Company’s average borrowings decreased $20.6 million during 2009 from 2008 continuing a trend as borrowings declined $7.4 million during 2008 from 2007.
     Many other factors beyond management’s control have a significant impact on changes in net interest income from one period to another. Examples of such factors are: (1) credit demands by customers; (2) fiscal and debt management policy of federal and state governments; (3) monetary policy of the Federal Reserve Board; and (4) changes in regulations.

Table 2 — Analysis of Changes in Interest Income and Expense
($ 000s)

For the Year Ended December 31,	2009 Compared to 2008			2008 Compared to 2007
	Increase (Decrease)			Increase (Decrease)
		Change	Change		Change	Change
	Total	Due To	Due To	Total	Due To	Due To
	Change	Volume	Rate	Change	Volume	Rate

Interest Income
Loans	$(3,410)	$(241)	$(3,169)	$41	$5,297	$(5,256)
Taxable securities	(1,949)	(1,324)	(625)	(3,019)	(4,734)	1,715
Securities exempt from federal income taxes	(144)	(149)	5	213	169	44
Federal funds sold and other	(81)	90	(171)	(700)	(229)	(471)

Total interest income	(5,584)	(1,624)	(3,960)	(3,465)	503	(3,968)

Interest Expense
NOW deposits	122	21	101	(206)	(19)	(187)
Money market deposits	(314)	(60)	(254)	(1,541)	(305)	(1,236)
Savings deposits	(147)	(2)	(145)	(173)	(25)	(148)
Time deposits	(2,342)	580	(2,922)	(2,031)	335	(2,366)
Other borrowings	(927)	(437)	(490)	(2,314)	(328)	(1,986)

Total interest expense	(3,608)	102	(3,710)	(6,265)	(342)	(5,923)

Net Interest Income	$(1,976)	$(1,726)	$(250)	$2,800	$845	$1,955

Notes:

Rate/volume variances are allocated to the rate variance and the volume variance on an absolute basis.
Interest income is adjusted by the tax equivalent amount utilizing a 34% rate on federally tax-exempt municipal loans and securities. The tax equivalent adjustment reflected in the above table for municipal loans is approximately $89,000, $88,000 and $78,000 for the years ended 2009, 2008 and 2007, respectively. The tax equivalent adjustment reflected in the above table for municipal securities is approximately $184,000, $233,000 and $161,000 for the years ended 2009, 2008 and 2007, respectively.
Table 3 — Securities Available For Sale
($ 000s)

December 31,	2009		2008		2007
		% of		% of		% of
		Total		Total		Total
	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio
U.S. Treasury	$1,006	0.75%	$1,024	0.99%	$1,005	0.66%
U.S. government-sponsored entities	0	0.00	1,038	1.01	58,459	38.14
States and political subdivisions	9,641	7.23	11,987	11.62	13,984	9.12
Mortgage — backed securities	118,729	88.99	83,055	80.48	66,393	43.31
Other bonds	37	0.03	2,265	2.19	9,808	6.40
Equity securities	4,008	3.00	3,825	3.71	3,628	2.37

Total securities available-for-sale	$133,421	100.00%	$103,194	100.00%	$153,277	100.00%

SECURITIES
     The Company maintains a securities portfolio to generate earnings, provide liquidity, assist in the management of the Company’s tax position, assist in capital management, aid in the Company’s asset/liability management and accommodate pledging collateral requirements. The Company’s policy is that no undue risks be taken with the securities portfolio and that the safety of the securities is the primary and utmost concern of Company management.
     All securities of the Company at December 31, 2009 were classified as available for sale. The carrying values of the securities reflect the fair or market value of the securities. The Company classifies its securities as available for sale to provide flexibility in the event that it may be necessary to sell securities to raise cash for liquidity purposes, adjust its capital position, alter its interest rate risk profile or make changes for income tax purposes.
     The carrying value of the securities portfolio increased $30.2 million to $133.4 million at year-end 2009 as compared with $103.2 million at year-end 2008 after declining $50.1 million from year-end 2007. In 2009, the Company used the cash flows generated from the payments and maturities of loans and from increased deposit volume to increase its securities portfolio.
     The Company changed its mix of securities slightly in 2009 and continued to emulate the mix of securities of the top performing 25% of its peer group. Table 3 shows the Company’s various types of investments and the percentage of each type to the total portfolio for the past three year-ends. The Company’s investment in mortgage-backed securities continued to grow in 2009, increasing $35.7 million to $118.7 million at year-end 2009 and making up almost 89% of the portfolio as compared with 80% at December 31, 2008.
     The Company increased its mortgage-backed securities during 2009 as the yield on this type of security is generally higher than yields on U.S. Treasury notes and on issues of U.S. government-sponsored entity securities. The mortgage-backed securities are generally low risk as they are either guaranteed by the U.S government or by U.S. government-sponsored entities.
     Another factor in the Company’s decision to purchase mortgage-backed securities is the expected payment streams from the mortgages underlying this type of security. Although Table 4 shows that the contractual maturities of the mortgage-backed securities were almost all greater than 10 years, the expected average life of these securities at year-end 2009 was between 3 to 5 years. The mortgages underlying these securities are expected to be paid-down much earlier than their contractual maturities due to regular payments, sales of the homes securing the loans and refinancing. At year-end 2009, interest rates were at historic lows and, if interest rates should increase, the Company may reinvest payments received on these securities to purchase higher yielding securities.
     During 2009, the Company used its securities portfolio for capital management as it received proceeds of $74.3 million from the sale of a large portion of its mortgage-backed securities and recognized gains of $3.9 million. The gain increased the Company’s capital by increasing retained earnings. The Company’s regulatory capital position was also augmented due to the sale of mortgage-backed securities that had a higher risk weighting for regulatory capital purposes than the different types of mortgage-backed securities that were later purchased. The effect was that the Company’s asset risk rating decreased, further strengthening the Company’s regulatory risk weighted capital ratios.
     The Company’s yields earned on its securities declined during 2009. At year-end 2009, the average yield of the securities portfolio decreased to 3.57% as compared with 5.87% at year-end 2008. This occurred as interest rates generally were at historic low levels during 2009 and securities purchased during 2009 were at the lower market interest rates.
     During 2008, the Company had recognized other than temporary impairment losses of $8.5 million on its Collateralized Debt Obligations (“CDOs”) that the Company classified as other bonds. This 2008 loss was due to defaults and deferral of payments by the financial institutions and insurance companies that issued the debt underlying the securities. During 2008, the Company recognized $2.0 million of other than temporary impair-men losses on its equity investments in Federal National Mortgage Association and Federal Home Loan Mortgage Corporation preferred stock. At April 1, 2009, the Company changed its accounting treatment to comply with new accounting guidance. The effect of this change was that $1.6 million of 2008’s other than temporary impairment loss was determined to be a noncredit related loss. This amount of $1.6 million less the tax effect, or $1.0 million, was credited back to retained earnings. During 2009, the Company recognized other than temporary impairment losses of $3.8 million on these CDOs as the credit quality of the entities issuing the debt underlying the CDOs continued to decline.
     The Company pledges securities to secure public deposits, repurchase agreements and for other purposes as required or permitted by law. At December 31, 2009, the Company had $94.2 million of its securities pledged, or 70.6% of its total securities portfolio, as compared with $72.0 million, or 70.0%, at year-end 2008.
     Holdings of securities issued by states and political subdivisions, of which over 86% are tax-exempt, decreased $2.4 million to $9.6 million at year-end 2009 from $12.0 million at year-end 2008. According to federal tax law, a bank is not allowed an interest deduction for the cost of deposits or borrowings used to fund most tax-exempt issues acquired after August 7, 1986. As the Company lacked taxable income during 2009, the Company was unable to take full advantage of the interest deductions provided by tax-exempt securities issued by states and political subdivisions. Due to the decrease in taxable income, the Company chose to let its investment in these types of securities decrease during 2009 as these securities matured or were called.
     Efforts by the Company to maintain appropriate liquidity include periodic adjustments to the securities portfolio, as management considers necessary, typically accomplished through the maturity schedule of investments purchased. The maturity distribution and average yields, on a fully tax equivalent basis, of the securities portfolio at December 31, 2009 is shown in Table 4, “Securities Maturity Schedule & Yields”.

Table 4 — Securities Maturity Schedule & Yields
( $ 000s)

			Greater than		Greater than
			1 yr. and less		5 yrs. and less
	Less than or		than or equal		than or equal		Greater than
Securities available for sale	equal to 1 yr.		to 5 yrs.		to 10 yrs.		10 yrs.		Totals
As of December 31, 2009	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield

U.S. Treasury	$1,006	2.36%	$0	0.00%	$0	0.00%	$0	0.00%	$1,006	2.36%
States and political subdivisions (1)	3,173	5.30	792	5.61	1,886	6.08	3,790	6.30	9,641	5.87
Mortgage-backed securities (2)	0	0.00	0	0.00	44	8.00	118,685	3.40	118,729	3.40
Other bonds	0	0.00	0	0.00	0	0.00	37	0.00	37	0.00
Equity securities	4,008	3.25	0	0.00	0	0.00	0	0.00	4,008	3.25

Total	$8,187	3.94%	$792	5.61%	$1,930	6.12%	$122,512	3.49%	$133,421	3.57%

(1) -	The yield is reflected on a fully tax equivalent basis utilizing a 34% tax rate.

(2) -	Mortgage-backed securities reflect the contractual maturity of the related instrument.
Table 5 — Loan and Lease Portfolio
($ 000s)

As of December 31,	2009	2008	2007	2006	2005

Commercial	$31,685	$54,529	$55,763	$47,400	$58,802
Real estate-construction	39,006	57,707	51,024	46,806	42,567
Real estate-mortgage 1-4 family	43,803	47,289	52,541	36,352	38,145
Real estate-mortgage 5+ family	54,986	55,302	53,159	38,735	29,426
Real estate-mortgage commercial	232,634	234,765	190,916	169,064	185,219
Home equity	26,501	26,826	24,604	25,936	31,226
Leases	955	2,352	4,723	5,502	10,585
Installment	2,236	2,745	3,435	4,309	5,136

Total loans and leases	431,806	481,515	436,165	374,104	401,106
Deferred loan fees	(520)	(703)	(431)	(389)	(604)

Loans and leases, net of unearned income and deferred loan fees	431,286	480,812	435,734	373,715	400,502
Allowance for loan and lease losses	(18,027)	(10,402)	(4,606)	(7,162)	(10,618)

Loans and leases, net	$413,259	$470,410	$431,128	$366,553	$389,884

Note:

The Company had no foreign loans outstanding at December 31, 2009.

LOAN AND LEASE PORTFOLIO
     The Company’s loan and lease portfolio is the largest interest earning asset of the Company. In 2009, the Company’s loans and leases provided $24.4 million of interest income, 83.2% of the interest income generated by the Company. In 2008, interest on loans and leases accounted for 79.8% of interest income.
     For purposes of this discussion, when loans are mentioned it should be taken to include leases unless specified otherwise. As shown in Table 5, “Loan and Lease Portfolio”, loans and leases, net of unearned income and deferred loan fees at December 31, 2009 totaled $431.3 million, decreasing $49.5 million from year-end 2008. At December 31, 2008, loans totaled $480.8 million and increased $45.1 million from December 31, 2007. The Company’s lending activities relate mainly to loans to small and mid-sized businesses in the Lake County, Illinois area and adjoining areas in the surrounding counties in northeastern Illinois and southeastern Wisconsin.
     The downturn in the economy during 2009, which had begun in 2008, affected the Company’s lending in that there was lower general demand as commercial borrowers cut back on expansion plans and sought to limit their expenses. Uncertainties, such as falling values of real estate used for collateral, have also caused our lenders to have stricter lending underwriting. These factors contributed to the decreases in the Company’s loans by $49.5 million. Also causing reductions to the Company’s loans were net loan charge offs of $15.2 million of nonper-forming loans during 2009 and the transfer of $18.3 million in loans into other real estate owned as properties securing nonperforming loans were foreclosed on.
     The Company attempts to secure commercial purpose loans with real estate whenever possible. At December 31, 2009, over 92% of the Company’s loans are secured by real estate. Real estate-mortgage commercial loans are loans secured by properties that are primarily nonresidential properties and include office buildings, stores, restaurants, warehouses and other commercial purpose properties. Real estate-mortgage commercial loans decreased $2.1 million to $232.6 million at year-end 2009 compared with $234.7 million at year-end 2008 after increasing $43.8 million as compared with year-end 2007. The Company has had growth in its real-estate mortgage commercial loans to the hotel industry by $6.8 million in 2009, with hotel industry loans totaling $72.0 million at year-end 2009 as compared with $65.2 million at year-end 2008.
     During 2009, real estate-construction loans decreased $18.7 million to $39.0 million at year-end 2009 as compared with $57.7 million at year-end 2008. This decline in real-estate construction loans was attributable to construction projects that were completed and were either paid off or transferred to the completed type of mortgage on the Company’s books. Another factor decreasing real-estate construction loans was property securing the construction loan was acquired through foreclosure and reclassified as other real estate owned which totaled $1.8 million in 2009.
     The Company’s loans secured by 1 – 4 family homes declined in 2009 by $3.5 million after decreasing $5.3 million in 2008 from 2007. The majority of real estate mortgage 1 – 4 family loans are for commercial purposes where residences are used to secure these loans. These loans decreased as borrowers were concerned about the economy. It should be noted that the Company never participated in making subprime mortgages on 1 – 4 family homes and does not carry subprime loans in its loan portfolio.
     At December 31, 2009, the Company had loans secured by residential units of 5 or more families that totaled $54.9 million. The size of this portfolio has remained stable during 2009, decreasing only $316,000 from year-end 2008.
     The Company’s retail lending of home equity and installment loans declined by $834,000 in 2009 compared with 2008 after increasing $1.5 million from 2007. The home equity product decreased $325,000 to $26.5 million at year-end 2009. The Company’s home equity product is a revolving line of credit with a variable interest rate tied to the prime lending rate. Installment loans declined $509,000 during 2009.
     The Company had reductions of $22.8 million to its commercial loans that were not secured by real estate, which totaled $31.7 million at year-end 2009 as compared with $54.5 million at year-end 2008. These loans were partially reduced by charge offs of $8.5 million of this type of loan in 2009. The balance of the decrease to commercial loan balances resulted from payments received from customers and from borrowers collateralizing these loans with real estate with the loan balance being transferred to the various mortgage loan categories.
     The lower general loan demand and stricter underwriting during 2009 not only resulted in the decreased loan balances but also in decreased unfunded loan commitments and letters of credit at year-end 2009. The Company’s loan commitments totaled $58.7 million at December 31, 2009, declining $24.7 million from $83.4 million at December 31, 2008. Standby letters of credit issued by the Company also decreased to $6.5 million at year-end 2009, declining $1.3 million from $7.8 million at year-end 2008.
     At December 31, 2009, the Company had loans totaling $492,000 to related parties. Related parties are officers of the Company or its subsidiaries with titles of Vice President or above and Directors of the Company and the Bank and their related interests. Commitments for loans to related parties at year-end 2009 totaled $1.9 million. Loans and commitments are made to related parties at the same terms and conditions that are available to the public.
     Table 5 shows the year end balance of loans outstanding by loan purpose for each of the last five years.
MATURITY OF LOANS
     Table 6, “Loan Maturity Schedule”, highlights the maturity distribution of the Company’s commercial and real estate-construction loan portfolio at year-end 2009.
     Table 6 shows $33.0 million in commercial and construction loans maturing in greater than one year which includes $9.3 million of nonaccrual construction loans. Other than the nonperforming construction loans, these loans maturing in greater than one year are for commercial building projects and the construction phase of the projects are expected to be completed in less than two years. At that time, the loans will be reclassified as real estate-mortgage loans.
     The short-term rate sensitivity of the commercial and real estate-construction loan portfolio to interest rate changes is reflected in the fact that approximately 53.4% of these loans are scheduled to mature within one year.
Table 6 — Loan Maturity Schedule
($ 000s)

		Greater Than
		1 yr. and less
	Less than or	than or equal	Greater than
As of December 31, 2009	equal to 1 yr.	to 5 yrs.	5 yrs.	Totals

Commercial	$19,533	$8,427	$3,725	$31,685
Real estate-construction	18,186	20,820	0	39,006

Total	$37,719	$29,247	$3,725	$70,691

Percent of total	53.36%	41.37%	5.27%	100.00%

Commercial and construction loans maturing after one year:

Fixed Rate:	$32,488
Variable Rate:	484

Total	$32,972

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

NONPERFORMING ASSETS
     Nonperforming assets consist of nonperforming loans and leases and other real estate owned. For purposes of this discussion, when loans are mentioned it should be taken to include leases unless specified otherwise. As shown in Table 7, nonperforming assets at year-end 2009 were $60.8 million, increasing $13.2 million from year-end 2008. During 2008, nonperforming assets increased by $32.8 million to $47.6 million compared with levels of $14.8 million at December 31, 2007.
     Nonperforming loans are: (1) loans accounted for on a nonaccrual basis; and (2) accruing loans in the process of collection that are contractually past due 90 days or more as to interest or principal payment. Total nonperforming loans at December 31, 2009 were $41.6 million, increasing $4.5 million as compared with $37.1 million at December 31, 2008 after increasing $25.1 million from $12.0 million at December 31, 2007. Nonperforming loans increased in 2009 primarily as the result of continued deteriorating economic conditions and falling real estate values, continuing a trend that began in 2007. Commercial property vacancies became more pronounced in 2009 as business activities slowed due to the recession, which negatively affected borrowers’ cash flows needed to make loan payments.
     At December 31, 2009, the Company’s nonaccrual loans, loans where interest is no longer earned and where payments received are applied to the principal balance, totaled $41.6 million. All but $375,000 of these loans were secured by real estate. The Company had $9.3 million of real estate-construction loans on nonaccrual status at December 31, 2009. Nonaccrual loans secured by family residences totaled $16.4 million at year-end 2009 consisting of $2.4 million of mortgages on 1-4 family residences, $11.6 million of mortgages on 5 or more family residences and $2.4 million of home equity loans. Loans secured by commercial properties on nonaccrual status at year-end 2009 totaled $15.6 million.
     At December 31, 2009, the Company’s largest nonaccrual loan relationship totaled $11.6 million in loans to a borrower secured by 5 or more family residential properties. This loan relationship was originally placed on nonaccrual status in 2008. The borrower continues to experience cash flow difficulties due to one property’s major tenants being severely delinquent. At year-end 2009, the Company has $730,000 of its allowance for loan and lease losses allocated to this loan relationship. The Company, during 2009, entered into a foreclosure complaint and the court appointed a receiver to collect rents on the Company’s behalf. During 2009, the borrower entered into bankruptcy which delayed the Company’s collection and foreclosure efforts. Once the bankruptcy issues have been resolved, the Company will continue with the foreclosure.
     A loan relationship secured by a hotel totaling $9.3 million was placed on nonaccrual status during 2009 due to the borrower’s inadequate cash flows to make the loan payments. The borrower has hired new management in an attempt to increase cash flows and is actively attempting to sell the property. The Company has allocated $3.2 million of its allowance for loan and lease losses at year-end 2009 to this loan relationship.
     Loans totaling $3.5 million were placed on nonaccrual status during 2009 as the borrower overextended himself and experienced cash flow problems. The borrower’s loans consist of a $250,000 real estate construction loan, a $2.3 million home equity loan and a $970,000 commercial real estate loan. The Company is presently working with the borrower as the borrower attempts to increase his cash flow. At year-end 2009, the Company has $1.2 million of its allowance for loan and lease losses allocated to this loan relationship.
     A construction project totaling $3.3 million for upscale condominiums was placed on nonaccrual status during 2009 due to lack of sales. The borrower has committed to the completion and sale of 4 condo units in 2010 and may have to reduce the sales price to do so. The Company has allocated $622,000 of its allowance for loan and lease losses at year-end 2009 to this construction loan.
     A real estate construction loan of $2.5 million for the development of lots for residential homes was placed on nonaccrual status during 2009 due to lack of sales. In 2009, the borrower provided additional real estate collateral for security for the loan and the Company entered into a forbearance agreement with the borrower. At year-end 2009, the forbearance expired and the Company expects to institute foreclosure proceedings. The Company determined that at year-end 2009, that the values of the properties securing the loan were sufficient that no allocation of the allowance for loan losses was necessary.

     The Company had purchased a portion of a construction loan during 2007 for the building of 890 condominium units in Orlando, Florida. This project totaled $140 million of which the Company’s portion was $2.5 million. The units to be constructed had originally been presold to foreign nationals who have been unable to get end financing to buy the units upon completion as they are not U.S. citizens. As a result the project has stalled and the Company put the $2.5 million on nonaccrual status during 2009. The Company has allocated $1.5 million of its allowance for loan and lease losses at year-end 2009 to this construction loan.
     A loan relationship of $10.4 million was placed on nonaccrual status during 2009 as loan payments were not received amid allegations of fraud. Later in 2009, the Company charged off $8.7 million of this relationship leaving $1.7 million of nonaccrual loans at year-end 2009. The remaining $1.7 million is secured by a commercial building in Chicago and equipment. The Company is in the process of foreclosing on this property. At year-end 2009, the Company has allocated $1.2 million of its allowance for loan and lease losses to this loan relationship.
     During 2009, loans totaling $1.2 million were placed on nonaccrual status as the borrower experienced cash flow difficulties. The loan relationship is secured primarily by a commercial building and additional vacant land. The borrower is attempting to sell the properties in order to satisfy the debt. The Company has allocated $161,000 of its allowance for loan and lease losses at year-end 2009 to this loan relationship.
     A loan for $1.1 million secured by a commercial building in Waukegan was placed on nonaccrual status during 2009 as the borrower was unable to rent or sell the property that was originally designed to be a restaurant. The Company had entered into a forbearance agreement with the borrower which expired at year-end 2009. The Company expects to foreclose on this property during 2010. At year-end 2009, the Company has allocated $107,000 of its allowance for loan and lease losses to this loan relationship.
     Various other loans to several borrowers that total approximately $5.0 million were on nonaccrual status at year-end 2009. Among these loans were real estate construction loans totaling $97,000, loans secured by 1–4 family residences totaling $2.4 million, commercial real estate loans totaling $2.3 million, home equity loans totaling $128,000 and commercial and installment loans totaling $70,000. At year-end 2009, the Company has $780,000 of its allowance for loan and lease losses allocated to these loans which are in various stages of collection.
     Table 7 shows that at December 31, 2009, the Company had $30,000 in nonperforming loans that were 90 days past due and still accruing interest as compared with $442,000 at year-end 2008. These loans, at year-end 2009 and 2008, were fully secured and in the process of collection.
     Impaired loans at December 31, 2009 totaled $56.3 million as compared with $43.8 million at year-end 2008 and $10.7 million at year-end 2007. The Company considers a loan impaired if it is probable that full principal and interest will not be collected within the contractual terms of the note. Impaired loans and leases are carried at the present value of expected cash flows discounted at the loan’s effective interest rate or at the fair value of the collateral, if the loan is collateral dependent. Nonaccrual loans are included as impaired. At-year end 2009, the Company had a total of $14.7 million of impaired loans that were still on an accrual basis of which $5.7 million were real estate-construction loans, $1.0 million were real estate 1-4 family mortgage loans and $8.0 million were real estate commercial mortgage loans. It is probable that all payments on the $14.7 million of impaired loans still on accrual basis will not be received in accordance with the contractual agreements.
     Another component of nonperforming assets is other real estate owned, consisting of assets acquired through loan foreclosure and repossession. At December 31, 2009, other real estate owned totaled $19.2 million as compared with$10.6 million at December 31, 2008 and $2.9 million at December 31, 2007. The fair value of other real estate owned is reviewed by management at least quarterly to help ensure the reasonableness of its carrying value, which is the lower of the cost or the fair value less estimated selling costs.
     The Company’s total other real estate owned increased $8.6 million to $19.2 million at year-end 2009 as $18.3 million in loans were transferred from loans into other real estate owned during 2009 as the Company received title to the properties securing the nonperforming loans. Also increasing the carrying value of other real estate owned were $243,000 of improvements which in some cases were needed to complete construction projects. Other real estate was reduced $8.2 million during 2009 as properties were sold for net proceeds of $6.8 million with losses of $1.4 million recognized on the sales. Write-downs to other real estate of $1.7 million were also recognized during 2009 due to decreases in real estate values.
     At year-end 2009, the Company’s other real estate owned consisted of $3.8 million of construction and development properties, $1.7 million of 1-4 family residential properties and $13.7 million of commercial real estate properties. The Company is actively seeking to sell these properties.
     On December 31, 2009, the Company has one piece of property carried at $2.1 million as other real estate owned that was acquired by the Bank through the receipt of a deed in lieu of foreclosure in 1987. The parcel consists of approximately 525,000 square feet of land overlooking Lake Michigan in Waukegan, Illinois. During 2002 the Bank formed Northern States Community Development Corporation (“NSCDC”), a subsidiary of the Bank. NSCDC assets consist of cash and this parcel of other real estate owned. This subsidiary was formed for the purpose of developing and selling this parcel as part of the City of Waukegan’s lakefront development plans.
     This property is a former commercial/industrial site and environmental remediation costs may be incurred in disposing of this property. During the fourth quarter of 2009, the Company had an independent environmental consultant update its opinion as to estimated environmental remediation costs with this property. This updated report estimated that there were remaining costs of $104,000 to achieve acceptable levels of contaminants for commercial/industrial or restricted residential land use and to prevent migration of contaminants to adjoining off-site properties and Lake Michigan. No determination has yet been made as to the ultimate end use of the property, which would need to be approved by the City of Waukegan as part of its Lakefront Downtown Master Plan. The appraised value of the property supports the Bank’s carrying value plus the estimated remaining remediation costs and as such, at this time no liability has been recorded for these estimated environmental remediation costs.
     Management continues to emphasize the early identification of loan related problems. Management is not currently aware of any other significant loan, group of loans, or segment of the loan portfolio not included in the discussion above as to which there are serious doubts as to the ability of the borrower(s) to comply with the present loan payment terms.
     There were no other interest earning assets at December 31, 2009 that are required to be disclosed as nonperforming.

Table 7 — Nonperforming Assets

($ 000s)

December 31,	2009	2008	2007	2006	2005

Loans and leases:
Nonaccrual status	$41,589	$36,624	$10,752	$8,064	$21,554
90 days or more past due, still accruing	30	442	1,230	118	358

Total nonperforming loans and leases	41,619	37,066	11,982	8,182	21,912
Other real estate owned	19,198	10,575	2,857	2,983	4,431

Total nonperforming assets	$60,817	$47,641	$14,839	$11,165	$26,343

Nonperforming loans and leases as a percentage of total loans and leases, net of unearned income and deferred loan fees	9.65%	7.71%	2.75%	2.19%	5.47%
Nonperforming assets as a percentage of total assets	9.77	7.44	2.33	1.57	3.65
Nonperforming loans and leases as a percentage of the allowance for loan and lease losses	230.87	356.34	260.14	114.24	206.37

Notes:
Loans and leases are placed in nonaccrual status when they are 90 days past due, unless they are fully secured and in the process of collection.
     Impaired Loans — At December 31, 2009, 2008, 2007, 2006 and 2005 impaired loans totaled $56,254,000, $43,756,000, $10,742,000, $9,500,000 and $32,054,000, respectively, and included nonaccrual loans.
     At December 31, 2009 impaired loans included $14,665,000 of accruing loans that it is probable that all payments will not be received in accordance with the contractual agreements. At December 31, 2006, and 2005 impaired loans included $1,477,000 and $10,533,000, respectively, of restructured loans.
At December 31, 2009 there were $481,000 in restructured loans that were not considered impaired.

PROVISION AND ALLOWANCE FOR LOAN AND LEASE LOSSES
     During 2009, the Company had provision for loan and lease losses of $22.8 million, an increase of $9.1 million from $13.7 million during 2008 which increased $13.6 million from 2007. The provision for 2009 increased significantly due to the increases to nonperforming loans and decreases in the real estate values of the properties securing the loans. The provision was based on the following allocation methodology.
     A provision is credited to an allowance for loan and lease losses, which is maintained at a level considered by management to be adequate to absorb loan losses. For purposes of this discussion, when loans are mentioned it should be taken to include leases unless specified otherwise. The adequacy of the loan and lease loss allowance is analyzed at least quarterly. Factors considered in assessing the adequacy of the allowance include: changes in the type and volume of the loan portfolio; review of the larger credits; historical loss experience; current economic trends and conditions; review of the present value of expected cash flows and fair value of collateral on impaired loans; loan growth; and other factors management deems appropriate.
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
     Those loans rated satisfactory have an allocation made to the allowance using a percentage based on the 2009’s losses on loans of a similar type. This differs from a 3-year average of losses on loans of a similar type used in 2008 and a 5-year average used in years previous 2008, as the 2009 losses recognized were significantly higher and 2009’s losses were considered to be more indicative of current operating conditions than the either the 3-year or 5-year average. Allocations to the allowance may be adjusted based on an analysis of economic conditions or trends. In the Company’s market area, one of the major industries and employers is the pharmaceutical industry as evidenced by Abbott Laboratories and Baxter Healthcare. If, in the future, there would be major problems in the pharmaceutical industry, this could possibly impact the loan portfolio and could require additional allocations of the allowance.
     As shown in Table 8, “Analysis of the Allowance for Loan and Lease Losses”, during 2009 there were net charge-offs of $15.2 million compared with $7.9 million in 2008 and $2.6 million in 2007. The net charge-offs for 2009 increased significantly as there was a charge-off totaling $8.7 million of one loan relationship consisting of a $7.9 of unsecured commercial loans and $829,000 of leases amid allegations of fraud. There were $4.1 million of charge-offs during 2009 for a loan relationship consisting primarily of commercial real estate loans as the properties securing the loans were transferred to other real estate owned at their fair value.
     Table 8 also indicates the types of loans charged-off and recovered for the five years from 2005 through 2009 as well as each year’s provision. The table shows that the largest loan charge-offs during those years were in 2009.
     The Company’s allocation of the allowance for loan losses is illustrated in Table 9, “Allocation of the Allowance for Loan and Lease Losses”. Table 9 shows the amount of $12.1 million allocated to real estate-commercial loans of which $4.8 million was specifically allocated to impaired real estate-commercial loans. Table 9 also shows $2.6 million allocated to real estate construction loans, as $15.0 million or over 38% of the Company’s total real estate construction loans were considered to be impaired at December 31, 2009. The amount allocated to home equity loans at year-end 2009 was $1.2 million, increasing from $367,000 at year-end 2008, and were specifically allocated to impaired home equity loans that totaled $2.4 million at year-end 2009. The allocation for commercial loans at year-end 2009 totaled $516,000 as compared with $2.4 million at year-end 2008. This amount decreased as the amounts of impaired commercial loans requiring specific allocations dropped to $98,000 at year-end 2009.

     It should be noted that negative changes to the collateral value or events that may disrupt the borrowers’ expected cash flows might require an increase to the allowance. Larger allocations to the allowance for loan and lease losses might be required for those loans affected.
     Based upon its analysis, management believes that the allowance for loan and lease losses at December 31, 2009 is adequate to cover probable incurred loan losses.
Table 8 — Analysis of the Allowance for Loan and Lease Losses
($ 000s)

Years ended December 31,	2009	2008	2007	2006	2005

Balance at beginning of year	$10,402	$4,606	$7,162	$10,618	$7,812
Additions due to acquisition	0	0	0	0	0
Charge-offs:
Commercial	(8,487)	(2,788)	(265)	(2,145)	(132)
Real estate-construction	(465)	(1,682)	(10)	(0)	(54)
Real estate-mortgage 1-4 family	(546)	(2,045)	(0)	(0)	(112)
Real estate-mortgage 5+ family	(6)	(0)	(0)	(0)	(0)
Real estate-mortgage commercial	(5,278)	(0)	(349)	(1,391)	(487)
Home equity	(500)	(1,540)	(0)	(0)	(0)
Leases	(829)	(0)	(2,000)	(0)	(0)
Installment	(23)	(65)	(69)	(31)	(39)

Total charge-offs	(16,134)	(8,120)	(2,693)	(3,567)	(824)
Recoveries:
Commercial	28	216	7	75	199
Real estate-construction	942	0	0	0	0
Real estate-mortgage 1-4 family	4	33	0	30	0
Real estate-mortgage 5+ family	0	0	0	0	0
Real estate-mortgage commercial	0	0	34	0	0
Home equity	0	2	0	0	0
Leases	0	0	0	0	0
Installment	7	2	15	6	3

Total recoveries	981	253	56	111	202

Net charge-offs	(15,153)	(7,867)	(2,637)	(3,456)	(622)

Additions charged to operations	22,778	13,663	81	0	3,428

Balance at end of year	$18,027	$10,402	$4,606	$7,162	$10,618

Allowance as a % of total loans and leases net of unearned income and deferred loan fees	4.18%	2.16%	1.06%	1.92%	2.65%

Net charge-offs during during the year to average loans and leases outstanding during the year	3.24%	1.67%	0.68%	0.89%	0.15%

Table 9 — Allocation of the Allowance for Loan and Lease Losses
($ 000s)

December 31,	2009		2008		2007		2006		2005
		Percent		Percent		Percent		Percent		Percent
		of loans		of loans		of loans		of loans		of loans
		in each		in each		in each		in each		in each
		category		category		category		category		category
		to total		to total		to total		to total		to total
	Amount	loans	Amount	loans	Amount	loans	Amount	loans	Amount	loans
Commercial	$516	7.34%	$2,390	11.32%	$1,314	12.78%	$2,481	12.67%	$3,911	14.66%
Real estate-construction	2,591	9.03	1,178	11.98	325	11.70	214	12.51	293	10.61
Real estate-mortgage 1-4 family	725	10.14	1,382	9.82	347	12.05	276	9.72	114	9.51
Real estate-mortgage +5 family	799	12.74	817	11.49	322	12.19	171	10.35	50	7.34
Real estate-mortgage commercial	12,138	53.87	4,198	48.76	2,047	43.77	1,787	45.20	3,723	46.18
Home equity	1,241	6.14	367	5.57	148	5.64	117	6.93	45	7.78
Leases	0	0.22	9	0.49	43	1.08	2,043	1.47	2,409	2.64
Installment	17	0.52	61	0.57	60	0.79	73	1.15	73	1.28

Total	$18,027	100.00%	$10,402	100.00%	$4,606	100.00%	$7,162	100.00%	$10,618	100.00%

NONINTEREST INCOME
     Noninterest income totaled $3,784,000 in 2009, increasing $9,829,000 compared with a negative $6,045,000 of noninterest income in 2008. The Company generates noninterest income from service charges and from trust operations. It also recognizes as noninterest income gains or losses from sales of securities and other real estate owned and net other than temporary impairment losses on securities. Other operating income consists of miscellaneous fees from loans, mortgage banking activities, deposit box rental and ATM and debit card transactions.
     Noninterest income increased in 2009, primarily as net other than temporary impairment losses on securities decreased during 2009. These losses were $3.1 million during 2009 compared with $10.5 million during 2008, increasing 2009’s noninterest income by $7.4 million. The net other than temporary impairment losses during 2009 and $8.5 million of 2008’s losses came from issues involving CDOs that the Company classifies as other bonds. The losses on the CDOs were due to defaults and deferral of payments and the declining financial condition of the financial institutions and insurance companies that issued the debt underlying the securities. During 2009, the Company did not recognize any net other than temporary impairment losses on its equity investments of Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) preferred stock, on which the Company had incurred impairment losses of $2.0 million in 2008.
     Another factor increasing 2009’s noninterest income compared with 2008 was the gain on the sale of securities of $3.9 million in 2009 compared to a gain of only $40,000 in 2008. In 2009, the Company sold a large portion of its mortgage backed securities, received proceeds of $74.3 million and recognized a gain from the sale of $3.9 million. The Company sold the securities for capital management purposes as the gain provided increased capital and the different types of mortgage-backed securities later purchased had lower asset risk weightings for regulatory capital purposes than the mortgage-backed securities sold.
     Other operating income increased by $118,000 during 2009 from 2008. The increase to other income was attributable to the growth of debit card fee income of $111,000 to $560,000 in 2009 as compared with $449,000 for 2008. The popularity of the Bank’s high yield NOW account product, introduced in 2009, contributed to the increased debit card fee income as this account product requires customers to complete ten signature-based debit card transactions each month.
     Offsetting these increases to noninterest income were losses on the sale of other real estate owned of $1.4 million during 2009 as compared with no gains or losses during 2008. During 2009, the Company sold a luxury home that had been valued at $5.9 million for $4.2 million, recognizing a $1.7 million loss on the sale. The Company’s loss on the sale was due to declining values of luxury homes, large inventory, the limited number of buyers for such homes and the high costs for holding the property, such as real estate taxes and maintenance.
     Service fees on deposits also declined $176,000 to $2.4 million for 2009 as compared with $2.6 million in 2008. Overdraft fee income declined $70,000 in 2009 as compared with 2008. Retail account service charges declined in 2009 by $67,000 as the Company lowered service charges to be competitive with other financial institutions.
     Noninterest income for 2008 as compared with 2007 showed a decrease of $11.0 million to a negative $6.0 million for 2008 as compared with $5.0 million for 2007. The decrease came from the 2008 recognition of other than temporary impairment losses on the Company’s securities of $10.5 million of which $8.5 million was for the CDOs and $2.0 million was for the FNMA and FHLMC preferred stock. There was no other than temporary impairment losses in 2007.

NONINTEREST EXPENSES
     In 2009, total noninterest expenses were $30.2 million, increasing by $13.2 million from 2008 or 78.1%. As a percent of average assets, noninterest expenses were 4.71% in 2009, 2.60% in 2008 and 2.52% in 2007.
     The efficiency ratio, noninterest expenses divided by the sum of net interest income and noninterest income, is frequently used as an indicator of how well a financial institution manages its noninterest expenses. A ratio of less than 50.0 percent is often used as a benchmark for financial institutions in considering whether noninterest expenses are well-managed. The Company’s efficiency ratio was 131.5% in 2009 compared with 112.6% in 2008 and 71.9% in 2007.
     The increases to noninterest expenses in 2009 and the impact of these expenses on the efficiency ratio were mainly the result of the $9.5 million write-down of the Company’s goodwill and the $1.7 million write-down to other real estate owned. Other major factors having an impact were increases in FDIC insurance expense, which was $1.2 million greater in 2009 than in 2008, and to legal expenses, which increased $815,000 in 2009 over 2008.
     During 2009, the Company conducted its annual goodwill impairment review in light of decreases in the Company’s stock price and decreases in net income. The Company engaged a specialist to assist with the goodwill impairment review. Both a market based approach and an income approach were used to evaluate the Company’s fair value of equity as a major part of the analysis. The review showed that the goodwill was impaired in its entirety and the existing goodwill of $9.5 was written off, eliminating the goodwill from the Company’s balance sheet. The write-down of goodwill was a one-time accounting, nontax deductible, noncash transaction with no affect on regulatory capital or liquidity. The goodwill had been booked by the Company primarily as the result of its 2004 acquisition of First State Bank of Round Lake.
     Write-downs to other real estate owned of $1.7 million were also recognized during 2009 as compared with write-downs of only $44,000 during 2008. The write-downs were necessary due to decreases in the values of the other real estate owned as real estate prices of these properties in particular, and properties in general, fell during 2009. Other real estate owned consists of real estate properties acquired through loan foreclosure and repossession. The fair value of other real estate owned is reviewed by management at least quarterly to help ensure the reasonableness of its carrying value, which is lower of cost or the fair value less estimated selling costs.
     The economic recession has caused a severe strain to the FDIC insurance fund. In order to recapitalize the FDIC insurance fund, the FDIC increased insurance premiums payable by all financial institutions and levied a special assessment during 2009. The Company’s FDIC premiums totaled $1.4 million during 2009 as compared with only $222,000 during 2008. Due to the anticipated Consent Order, the Bank anticipates being required to pay additional FDIC premium amounts during at least 2010 in addition to the amount that was already prepaid for 2010.
     During 2009 legal expenses were $1.3 million, increasing $815,000 from 2008. Much of the increase to legal expenses was related to attention to asset quality issues.
     Other operating expenses also increased $699,000 or 35.9% in 2009 as compared with 2008. The Company’s other real estate owned expense, a component of other operating expenses, increased in 2009 by $647,000 over 2008 as other real estate owned increased $8.6 million. While properties are carried as other real estate owned, the Company must maintain and insure the properties as well as pay the real estate taxes.
     During 2009, the Company reduced its salaries and employee benefits expense by $343,000 or 4.24%, primarily as a result of the reduction in the number of full-time equivalent employees to 137 at year-end 2009 as compared to 145 at year-end 2008. Staffing levels and job functions were carefully analyzed in determining the reductions. During 2009 and 2008, the Company paid no bonuses nor made any profit sharing contributions. The Company expects salaries expense to decline by 10% in 2010 as executive compensation for 2010 was reduced.

     The Company’s audit and other professional expense for 2009 was $883,000, declining $380,000 from 2008, primarily as a result of reduced audit expenses due to the smaller size and scope of the Company’s business.
     Comparing 2008 with 2007, noninterest expenses remained static, only increasing $99,000 in 2008 as compared with 2007. The Company had increases to occupancy, data processing, audit and other professional and FDIC expenses during 2008 compared with 2007. Occupancy expenses increased $124,000 due to maintenance expense increases in 2008 as remodeling was completed. Data processing expense grew $141,000 as ATM and service bureau fees increased during 2008. Audit and professional fees were $118,000 greater in 2008 as the Company engaged a consultant for investment strategy assistance. During 2008, FDIC insurance increased $161,000 as the Company’s credits with the FDIC became depleted. Partially offsetting these expense increases during 2008 as compared with 2007 were decreases to salary and employee benefits. The Company was able to reduce salary and employee benefits by $518,000 in 2008 due to reductions in staff and nonpayment of bonuses and profit sharing.
FEDERAL AND STATE INCOME TAXES
     The Company recognized income tax expense of $5.6 million for 2009 despite having an operating loss before income taxes of $30.0 million. Per accounting rules, during 2009, the Company was required to create a deferred tax asset valuation allowance of $13.7 million based on uncertainties as to the Company realizing certain deferred tax benefits based on projections of three years of earnings. The creation of the deferred tax asset valuation allowance increased 2009 income tax expense by $13.7 million and was a noncash event.
     For 2008, the Company had a tax benefit of $6.3 million due to a net operating loss before taxes of $15.6 million. For 2007, the Company had net income prior to taxes of $6.5 million, and the provision for income taxes as a percentage of pretax earnings was 32.4%.
     During 2009, the Company had pretax earnings of interest on U.S. Treasury and U.S. government-sponsored entity securities totaling $72,000, which were nontaxable for state income tax purposes as compared with $1.3 million in 2008 and $7.2 million in 2007. The Company has significantly reduced its portfolio of U.S. government-sponsored entity securities and as a consequence, interest earned from this source declined in 2009. This has been done as the Company has had net operating losses for state tax purposes that resulted in state tax credits. It is expected that the Company’s nontaxable income for state tax purposes will continue to be at low levels in future years which will assist the Company in future years in generating state taxable income. It is expected that future state taxable income will offset the state tax net operating loss carry forward prior to 2017 when the state tax credits begin to expire.
     Qualified interest on loans to local political subdivisions and on qualified state and local political subdivision securities are nontaxable for federal income tax purposes. Interest earned on local political subdivision securities that were nontaxable for federal income tax purposes was $368,000 in 2009, $452,000 in 2008 and $311,000 in 2007. The Company has in the past purchased qualified state and political subdivision securities from local governmental units in order to assist its local communities as well as for tax planning purposes. As the Company lacked taxable income during 2009, the Company was unable to take full advantage of the interest deductions provided by tax-exempt securities issued by states and political subdivisions. Due to the decrease in taxable income, the Company lowered its balances of these types of securities during 2009 and it is expected that nontaxable income for federal income tax purposes from these securities will further decline in 2010.

Table 10 — Maturity or Repricing of Assets and Liabilities
($ 000s)

		Subject to Repricing Within
		Immediate	90 Days	180 Days
		to	to	to	1 - 3	3 - 5	5 Years
December 31, 2009	Balances	90 Days	180 Days	365 Days	Years	Years	or Greater

Assets:
Interest bearing deposits in financial institutions	$2,760	$2,760	$0	$0	$0	$0	$0
Federal funds sold	20,788	20,788	0	0	0	0	0

Securities:
U.S. Treasury	1,006	0	1,006	0	0	0	0
State & political subdivisions	9,641	957	1,108	1,108	522	270	5,676
Mortgage-backed securities (1)	118,729	0	0	0	0	0	118,729
Other bonds (2)	37	0	0	0	0	0	37
Equity securities (3)	5,809	5,809	0	0	0	0	0

Loans and leases:
Commercial	31,685	13,214	2,268	4,535	3,991	4,531	3,146
Real estate — construction	39,006	18,049	46	91	12,288	8,532	0
Real estate — mortgage 1-4 family	43,803	9,791	2,072	4,145	12,008	12,438	3,349
Real estate — mortgage 5+ family	54,986	10,271	2,138	4,277	14,889	16,501	6,910
Real estate — mortgage commercial	232,634	34,200	3,851	7,703	76,064	88,361	22,455
Home equity	26,501	14,721	0	0	11,005	775	0
Leases	955	535	0	0	306	114	0
Installment	2,236	201	85	170	1,034	726	20

Total Interest Earning Assets	$590,576	$131,296	$12,574	$22,029	$132,107	$132,248	$160,322

Liabilities:
NOW accounts	$65,302	$65,302	$0	$0	$0	$0	$0
Money market accounts	60,398	60,398	0	0	0	0	0
Savings	61,049	61,049	0	0	0	0	0
Time deposits, $100,000 and over	85,253	28,098	19,893	32,071	5,191	0	0
Time deposits, under $100,000	92,286	36,486	18,565	23,214	14,021	0	0
Time deposits, brokered	94,947	34,030	32,247	7,226	21,444	0	0
Securities sold under repurchase agreements	49,364	40,866	1,060	7,438	0	0	0
Subordinated debentures	10,000	5,000	0	5,000	0	0	0

Total Interest Bearing Liabilities	$518,599	$331,229	$71,765	$74,949	$40,656	$0	$0

Excess Interest Earning Assets (Liabilities)		$(199,933)	$(59,191)	$(52,920)	$91,451	$132,248	$160,322
Cumulative Excess Interest Earning Assets (Liabilities)		(199,933)	(259,124)	(312,044)	(220,593)	(88,345)	71,977
Cumulative Interest Rate Sensitivity Ratio (4)		0.40	0.36	0.35	0.57	0.83	1.14

1)	Mortgage-backed securities reflect the time horizon when these financial instruments are subject to rate change or maturity.

2)	Other bonds reflect the time horizon when these financial instruments are subject to rate change or maturity.

3)	Equity securites includes Federal Home Loan Bank (FHLB) stock.

4)	Cumulative interest-earning assets divided by cumulative interest bearing liabilities.
     This table does not necessarily indicate the impact of general interest rate movements on the Company’s net interest income because the repricing of certain assets and liabilities is discretionary and is subject to competition and other pressures. As a result, assets and liabilities indicating or repricing within the same period may in fact reprice at different times and different rate levels.

Table 11 — Time Deposits, $100,000 and Over Maturity Schedule
($ 000s)

		Greater than	Greater than
		3 mos. and less	6 mos. and less
	Less than or	than or equal	than or equal	Greater than
As of December 31, 2009	equal to 3 mos.	to 6 mos.	to 12 mos.	to 12 mos.	Total

Time deposits, $100,000 and over:
Retail deposits	$17,918	$6,798	$14,448	$4,675	$43,839
Corporate deposits	2,915	4,033	4,128	516	11,592
Public fund deposits	7,265	9,062	13,495	0	29,822

Total time deposits, $100,000 and over	$28,098	$19,893	$32,071	$5,191	$85,253

Note:

The Company has no foreign banking offices or deposits.

CASH FLOWS AND LIQUIDITY
     The statement of cash flows shows the Company’s sources and uses of cash. The three major activities of the Company that create cash flows are operating, investing and financing.
     Cash flows from operating activities come primarily from net income, which is adjusted to a cash basis. Net cash from operating activities in 2009 was $4.7 million, above accrual basis net loss by $40.3 million. This was primarily due to provisions for loan and lease losses of $22.8 million, the write-down of goodwill of $9.5 million, and net impairment losses on securities of $3.1 million. Net cash from operating activities in 2008 were above accrual basis net loss by $16.7 million due the provision for loan losses of $13.7 million and impairment losses on securities of $10.5 million that were partially offset by deferred tax benefits of $6.6 million. In 2007, net cash flows from operating activities were above net income by $2.5 million due to decreases to interest receivable of $1.2 million and to other assets of $1.1 million.
     Major cash flows from investing activities are derived from securities available for sale, loans, other real estate owned and property and equipment transactions. There were net cash outflows of $12.3 million for investing activities during 2009 as the Company increased its securities portfolio. There was outgoing cash of $142.1 million for the purchase of securities during 2009. This outflow of cash was partially offset by incoming cash flows from maturities and sales of securities of $107.5 million, decreases to loans from maturities and payment of loans of $16.2 million and proceeds from the sale of other real estate owned of $6.8 million.
     During 2008, net outflows of cash from investing activities were $21.1 million as loans were funded for $60.7 million and securities totaling $67.4 million were purchased. These outflows were partially offset by maturities and sales of securities that created incoming cash flows of $108.9 million.
     During 2007, the Company had net inflows from investing activities of $63.8 million as the Company reduced its securities portfolio during 2007.
     Primary financing activities of the Company that create cash flows are in the areas of deposits, repurchase agreements, borrowings, payment of dividends, purchase of treasury stock and selling stock. During 2009 the Company had net incoming cash flows from financing activities of $19.9 million. In February 2009, the Company issued Series A Preferred Stock as it participated in the Treasury’s TARP CPP and received $17.2 in proceeds. The Company also had incoming cash flows during 2009 from increases to deposits of $16.4 million and from increases to repurchase agreements of $6.8 million. Partially offsetting the 2009 incoming cash flows were cash outflows of $20.0 million for net repayments of its Federal Home Loan Bank advances.
     The Company had net incoming cash flows from financing activities during 2008 of $11.9 million as the Company had net increases in Federal Home Loan Bank advances of $20.0 million and increases to deposits of $19.9 million. These cash inflows were partially offset by cash outflows of $24.2 million as securities sold under repurchase agreements declined during 2008.
     Total cash outflows in 2007 for financing activities were $77.1 million as the Company restructured its balance sheet. As part of the restructuring the Company lowered its levels of deposit and repurchase agreements and other short-term borrowings. Outgoing cash of $41.6 million was used to lower deposits and $20.0 million was used to reduce repurchase agreements. Net repayments of Federal Home Loan Bank advances also caused an $11.5 million outflow of cash in 2007.
     The timing of these cash flows does not always match and the Company must use liquidity management to provide funds to fill the gaps in these timing differences. Liquidity management at the Bank involves the ability to meet the daily cash flow requirements of depositors wanting to withdraw funds and borrowers’ needs for credit.
     The Company’s liquidity is measured by the ability to raise funds through deposits, borrowed funds, capital or cash flow from the repayment or maturities of loans and securities available for sale and net profits. Liquidity is primarily managed through the growth of deposits and by liquid assets such as cash and due from banks less any reserve requirements, securities available for sale less any pledged securities and federal funds sold. Asset and liability management is the process of managing the balance sheet to achieve a mix of earning assets and liabilities. This is done in such a way that achieves an interest rate risk profile acceptable to management and assists in achieving a desired level of profitability. An important part of the overall asset and liability management process is providing adequate liquidity.
     Liquid assets at the Bank were $64.4 million at December 31, 2009 as compared with $46.8 million at December 31, 2008. Liquid assets consist of cash and due from banks, federal funds sold, interest bearing deposits in financial institutions with maturities less than 90 days and unpledged securities available for sale less reserve requirements. Management reviews the liquidity ratio of the Bank at least weekly. The liquidity ratio is the net liquid assets divided by net deposits and short-term liabilities. At December 31, 2009, this ratio at the Bank was 13.6%, within management’s internal policy guidelines.
     The Company primarily uses federal funds sold, interest bearing deposits in banks and securities available for sale, particularly those of shorter maturities, as principal sources of liquidity. Federal funds sold at December 31, 2009 were $20.8 million as compared with $7.5 million at December 31, 2008. The Company classifies all of its securities as available for sale, which increases the Company’s flexibility in that the Company can use its unpledged securities to meet liquidity requirements by increasing its repurchase agreement balances or by selling the unpledged securities. At year-end 2009, the Company had securities available for sale carried at $133.4 million of which $94.2 million was pledged to secure public deposits and repurchase agreements. Securities available for sale totaled $103.2 million at year-end 2008 of which $72.0 million was pledged.
     Liquidity is also made available from scheduled maturities of securities. At December 31, 2009, the Company has $8.2 million of securities that either mature in 2010 or were equity securities that could be sold to provide liquidity. Additional liquidity is made available from payment received on the Company’s investments in mortgage-backed securities from which the Company estimates payments of $30.0 million during 2010 from borrower payments and payoffs on the mortgages underlying the securities.
     Other sources of liquidity available to the Company are deposits and borrowings. Wholesale brokered deposits, a component of total brokered deposits, are a possible source of liquidity for the Company. Brokered deposits are time deposits placed by a broker from depositors outside of the Company’s market area. The Company normally offers time deposit rates for wholesale brokered time deposits that are 10 to 15 basis points greater than rates offered to local depositors. Brokered deposits totaled $94.9 million, or 18.4% of total deposits at year-end 2009, as compared with $99.2 million, or 19.8% of total deposits at year-end 2008.
     Another short-term source of funds to the Company consists of securities sold under repurchase agreements that amounted to $49.4 million and $42.6 million at December 31, 2009 and 2008. At December 31, 2009, all repurchase agreements mature or reprice within one year. Securities sold under repurchase agreements are offered through either an overnight repurchase agreement product or a term product with maturities from 7 days to one year.
     To help ensure the ability to meet its funding needs, including any unexpected strain on liquidity, at December 31, 2009, the Company had $30.0 million available through arrangements that allow the Company to purchase federal funds from three independent banks. In addition, the Company has the ability to make short-term borrowings at the Federal Reserve Bank’s discount window up to $16.1 million. The Company has pledged $26.1 million of its commercial loans for this line of credit.
     Another source of liquidity is that, at December 31, 2009, the Company had the ability to borrow $18.1 million at the Federal Home Loan Bank of Chicago. The Company had $35.0 million of loans consisting of 1-4 family and 5 or more family real estate mortgages pledged for this line of credit at December 31, 2009.
     Subsequent to year-end the Bank’s primary regulators, the Federal Deposit Insurance Corporation (the “FDIC”) and the Illinois Department of Financial and Professional Regulation (the “IDFPR”) have advised management to expect to receive a Consent Order based on their latest risk management visitation. If finalized, the pending Consent Order will cause the Bank to be considered “adequately capitalized” because it establishes a ratio of capital that the Bank is to maintain. As an adequately capitalized institution, the Bank may not accept brokered deposits without the prior approval of the FDIC. As of year end, the Bank had $94.9 million in brokered deposits. The Bank believes it will be able to find alternative funding sources for these brokered deposits as they come due, and does not anticipate seeking FDIC approval to receive brokered deposits. However, other depositors, including some local government entities, may not maintain their deposits at the Bank if the Bank is no longer well capitalized.
     The Bank is developing a liquidity plan to deal with possible decreases to deposits. Included in this plan would be the possibility of selling unpledged investment securities. As part of this plan, expected liquidity from principal reductions of loan balances would be considered. This plan would also consider the lines of credit totaling $30.0 million from three independent banks as well as the $16.1 million available from the Federal Home Loan Bank of Chicago.
DEPOSITS
     The Bank as a commercial banking company provides traditional deposit banking services to retail, corporate and public entities. These include demand deposit checking accounts, NOW, money market, savings and time deposit accounts. The deposit function solidifies the Bank’s identity to the communities it serves and provides the foundation for future growth.
     On October 3, 2008, President George W. Bush signed the Emergency Economic Stabilization Act of 2008, which temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. Legislation provides that the basic FDIC insurance coverage will return to $100,000 on December 31, 2013. The Bank also has participated in the FDIC’s Transaction Account Guarantee Program which guarantees the entire balances of non-interest bearing transaction accounts and NOW accounts with interest rates of 0.50% or less. The Transaction Account Guarantee Program will expire on June 30, 2010.
     At year-end 2009, the Bank’s deposits totaled $517.2 million, an increase of $16.4 million or 3.3% from year-end 2008 deposit totals of $500.8 million. The increase in deposits was from growth from NOW accounts that increased $22.5 million at year-end 2009 as compared with year-end 2008.
     Retail deposits totaled $308.0 million at December 31, 2009 compared with $306.7 million at year-end 2008 increasing $1.3 million in 2009. Retail deposits as a percentage of total deposits were approximately 60% at year-end 2009 as compared with 61% at year-end 2008 and 67% at year-end 2007.
     Much of the Bank’s loan portfolio is to commercial customers and the Bank seeks to provide these commercial loan customers with deposit products. Commercial deposits totaled $56.3 million at December 31, 2009, decreasing $6.3 million from year-end 2008. The decrease is attributable to commercial depositors needing funds for business purposes due to the weakened economy. Commercial deposits as a percentage of total deposits were approximately 11% at year-end 2009 as compared with 13% at year-end 2008.
     The Bank’s main office and two of its branches are located in the local county seat and the Bank has traditionally had deposit relationships with local public entities. Public deposits have increased $26.0 million to $56.8 million at year-end 2009 as compared with $30.8 million at year-end 2008 after decreasing $15.5 million from $46.3 million at year-end 2007. Public deposit balances often fluctuate based on the municipalities liquidity needs as well as interest rate paid. The Bank must often pledge securities for its public entity deposits. The growth to public deposits caused the Bank’s pledged securities to increase to $94.2 million at year-end 2009 as compared with $72.0 million at year-end 2008.
     During 2009, the Bank, to reduce interest expense, continued to price its time, savings and money market deposit product rates at the midpoint of the market. This strategy was successful as illustrated in Table 1, which shows time deposit rates in 2009 averaged 2.82%, decreasing 108 basis points from 3.90% in 2008 after decreasing 91 basis points from 2007. The Company’s total cost for interest bearing liabilities averaged 1.99%, decreasing 69 basis points from 2.68% in 2008 after decreasing 110 basis points from 2007.
     The Company lowered its brokered time deposits by $4.3 million to $94.9 million, or $18.4% of total deposits, at year-end 2009 from $99.2 million, or 19.8% of total deposits, at year-end 2008. The Company has two types of time deposits classified as brokered time deposits; wholesale brokered time deposits and CDARS time deposits. Wholesale brokered time deposits are time deposits placed by a broker from depositors outside of the Company’s market area. In order to decrease its cost of funds during 2009, the Company’s strategy during 2009 was to decrease its dependence on wholesale brokered time deposits. The Company wholesale brokered time deposits totaled $47.6 million at year-end 2009, a reduction of $42.0 million from $89.6 million at year-end 2008.
     If finalized, the pending Consent Order will cause the Bank to be considered “adequately capitalized” because it establishes a ratio of capital that the Bank is to maintain. As an adequately capitalized institution, the Bank may not accept brokered deposits without the prior approval of the FDIC. As of year end, the Bank had $94.9 million in brokered deposits. The Bank believes it will be able to find alternative funding sources for these brokered deposits as they come due, and does not anticipate seeking FDIC approval to receive brokered deposits.
     CDARS time deposits, classified as brokered time deposits, are Bank customer time deposits of $250,000 or greater that allows the depositor to increase their FDIC insurance coverage over the FDIC limits. The Bank trades portions of the customers’ time deposits with other independent financial institutions across the country to accomplish this. The effect is that it allows large time deposit customers to have their entire time deposits to be fully FDIC insured. At year-end 2009, the Company had $47.3 million of CDARS brokered time deposits, an increase of $37.7 million from $9.6 million at year-end 2008.
     Core deposits are those retail and commercial demand, NOW, money market and savings accounts that have generally lower interest costs and are considered more stable. Total core deposits at year-end 2009 totaled $216.9 million, increasing $9.8 million or 4.73% from $207.1 million at year-end 2008.
     Most of the 2009 core deposit growth came from the introduction of the Bank’s “High Yield” NOW account product. During 2009, the Bank paid a rate of interest of 4.50% on the first $25,000 of a customer’s “High Yield “NOW” account. In order to qualify for the account the customer must have had, on a monthly basis, at least 10 point of sale signature based transactions, an ACH credit or debit and electronic statement delivery. As a result of the success of this product, retail NOW accounts increased $13.0 million in 2009 to $48.6 million at December 31, 2009 as compared with $35.6 million at December 31, 2008. In January 2010, the rate of interest for the “High Yield” NOW account was reduced to 3.50% on the first $25,000 in this account.
     Core retail demand deposits also showed growth during 2009. Retail demand deposits increased $3.3 million to $26.4 million at year-end 2009 as compared with $23.1 million at year-end 2008. A positive trend has been growth in the number of retail demand accounts that totaled 6,403 at December 31, 2009, increasing 440 accounts from 5,963 at December 31, 2008, after increasing 547 accounts from 5,416 accounts at December 31, 2007.
     Besides the new “High Yield” checking account product, the Bank expects other efforts to assist in achieving its goal of increasing core deposits. Increased marketing and employee incentives will be part of these efforts. The Bank believes that its network of 8 branches, 7 ATMs, internet banking, debit cards and telephone banking will assist with attracting core deposits. The Bank’s participation in the “Directo a Mexico” program, a joint initiative with the U.S. Federal Reserve Banks and Banco de Mexico, allows Bank customers to send money to Mexico conveniently, safely and at a much lower cost. By better servicing the local Hispanic community, the Bank believes it will increase core deposits from this market.
     The Company had related party deposits totaling $10.2 million at December 31, 2009. The deposits from related parties were issued at the same terms and conditions that were offered to other customers.

SECURITIES SOLD UNDER REPURCHASE AGREEMENTS
AND OTHER SHORT-TERM BORROWINGS
     Securities sold under repurchase agreements (repurchase agreements) and other short-term borrowings during 2009 have continued to be an alternative to time deposits as a source of funds. The Company offers repurchase agreements with a term product and an overnight product in which customers may invest their excess funds. At December 31, 2009, the Company had balances of $49.4 million made up of repurchase agreements of securities where the securities had a carrying value of $55.2 million.
     Most municipalities, other public entities and some other organizations require that their funds are insured or collateralized. Commercial depositors also find the collateralization of repurchase agreements attractive as an alternative to time deposits. Repurchase agreements provide a source of funds and do not increase the Company’s reserve requirements with the Federal Reserve Bank or create an expense relating to FDIC insurance. Management expects to continue to offer repurchase agreements as an alternative to deposits in the future.
     The Company experienced a $6.8 million increase to its repurchase agreements at year-end 2009 compared with year-end 2008 after a $24.2 million decrease at year-end 2008 as compared with year-end 2007. At year-end 2009, the Company had repurchase agreements issued to one customer totaling $9.7 million in term repurchase agreement products with a weighted average remaining maturity of 229 days. Another customer, who was a related party, had $8.5 million in the overnight repurchase agreement product. Total repurchase agreements issued to related parties of the Company were $13.0 million at December 31, 2009. The repurchase agreements to related parties were issued at the same terms and conditions that were offered to other customers.
     At year-end 2009, the Company was able to borrow up to $30.0 million in combined federal funds purchased for liquidity purposes from three money center banks with which the Bank has correspondent relationships. The Company also has the ability to borrow at the Federal Reserve discount window in the amount of $16.1 million. The Company’s borrowings in federal funds purchased were negligible in 2009 while averaging $4.4 million in 2008 and $1.2 million in 2007.
     During 2009, the Company repaid its borrowings from the Federal Home Loan Bank of Chicago having no borrowings from the Federal Home Loan Bank at year-end 2009 compared with Federal Home Loan Bank term advances of $20.0 million at year-end 2008. At year-end 2009, the Company had availability of $18.1 million of borrowings from the Federal Home Loan Bank. Subsequent to year-end 2009, the Company borrowed $14.0 million in Federal Home Loan Bank advances with $4.1 million remaining as available to be drawn on. The Company’s Federal Home Loan Bank term advance borrowings averaged $10.9 million in 2009, $19.9 million in 2008 and $4.8 million in 2007.
Table 12 — Securties Sold Under Repurchase Agreements

($ 000s)

At or for the Year Ended December 31,	2009	2008	2007

Average daily balance outstanding during the year	$41,532	$48,724	$74,393
Weighted average interest rate during the year	1.43%	2.03%	4.56%
Maximum amount outstanding	$49,364	$74,767	$81,112
Balance at end of year	49,364	42,574	66,797
Weighted average interest rate at end of year	0.71%	1.71%	3.45%

Table 13 — Capital Standards
($ 000s)

As of December 31, 2009
Qualifying for Tier I Capital:

Common stock	$1,789
Preferred stock	16,641
Warrants	681
Additional paid-in capital	11,584
Retained earnings	20,632
Treasury stock, at cost	(9,280)
Net unrealized loss on equity securities available for sale	(9)
Trust preferred securities	10,000
Less — Disallowed deferred tax assets	0
Less — Intangible assets	(462)

Total Qualifying for Tier I Capital	$51,576

Qualifying for Tier II Capital:

Total Qualifying Tier I Capital	$51,576
Allowance for loan losses — qualifying portion	5,925

Total Qualifying for Tier II Capital	$57,501

Total Average Net Fourth Quarter Assets	$636,415

Risk-based Assets	Total	Risk-based

Zero percent risk weighting	$125,426	$0
Twenty percent risk weighting	41,942	8,389
Fifty percent risk weighting	42,212	21,106
One hundred percent risk weighting (1)	432,418	432,418

Total Risk-weighted Assets	$641,998	$461,913

(1) Includes off-balance sheet items

Minimum Capital Requirements	$	%

Tier I Capital to Net Average Fourth Quarter Assets
Required	$25,457	4.00%
Actual	51,576	8.10

Capital to Risk-based Assets:
Tier I:
Required	$18,477	4.00%
Actual	51,576	11.17
Tier II:
Required	$36,954	8.00%
Actual	57,501	12.45

CAPITAL RESOURCES & REGULATORY MATTERS
     Capital is important to the Company as it provides a basis for future growth and it provides a base to absorb any financial setbacks that might be encountered.
     During January 2009, the Company’s stockholders approved an amendment to the Certificate of Incorporation allowing the Company to issue preferred stock in conjunction with the Company’s application in late 2008 with the Treasury to participate in the TARP CPP. During January 2009, the Company received approval from the Treasury for the TARP funds in the amount of $17.2 million and these funds were received by the Company in February 2009. These funds provided additional liquidity to the Company and were considered components of Tier I capital. Under the terms of the TARP CPP the Company issued 17,211 shares of Series A Preferred Stock to the Treasury having a dividend of 5.0% on the $17.2 million. In addition, the Company also issued warrants to purchase 584,084 shares of the Company’s Common Stock at a price of $4.42 per share.
     Regulatory agencies have developed minimum guidelines by which the adequacy of a financial institution’s capital may be evaluated. At December 31, 2009, the Company’s capital ratios exceed statutory regulatory minimum guidelines in all respects.
     Regulatory statutory capital guidelines require that the amount of capital increase with the amount of risk inherent in a company’s balance sheet and off-balance sheet exposures. Minimum statutory capital requirements for Tier I capital to average assets and Tier I capital to risk weighted assets are that they must both be above 4.00%. As shown in Table 13, at December 31, 2009, the Company’s Tier I capital to average assets was at 8.10% and Tier I capital to risk weighted assets was at 11.17%, both more than twice the minimum amount of statutory capital necessary. The minimum statutory requirement for Tier II capital to risk based assets is 8.00%, while the Company’s capital for this ratio was 12.45% or more than 1.5 times the statutory amount necessary.
     Following a joint examination of the Bank by the FDIC and the IDFPR, the Board of Directors of the Bank approved and signed on September 21, 2009, a MOU concerning the Bank’s commitment to enhance certain areas of the Bank’s operation as identified during the regulators’ examination of the Bank.
     The MOU provides an understanding among the FDIC, IDFPR and the Bank, that the Bank will, among other things adopt written plans to: (i) formulate and implement a profit plan and budget, including goals and strategies fro improving earnings; (ii) create a written plan to monitor, improve and lessen risks from the Bank’s substandard assets; (iii) implement steps to correct loan administration weaknesses; and (iv) maintain the Bank’s Leverage Ratio at a level at or exceeding 8% while the MOU is in effect. As noted above, the Bank’s Leverage Ratio was 8.05% as of December 31, 2009.
     Following a review of the Company by the Federal Reserve Bank of Chicago (“Federal Reserve”), the Board of Directors of the Company adopted a Board Resolution dated November 17, 2009 whereby the Company agreed to obtain written approval from the Federal Reserve prior to: (1) paying dividends to common or preferred stockholders (2) increasing holding company level debt or subordinated debentures issued in conjunction with trust preferred securities obligations and (3) paying interest on its existing subordinated debentures.
     In response, in November 2009, the Company notified the U.S. Treasury Department of its intent to suspend its dividend payments on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A. The suspension of the dividend payments is permissible under the terms of the TARP Capital Purchase Program, but the dividend is a cumulative dividend and failure to pay dividends for six dividend periods would trigger board of director appointment rights for the holder of the Series A Preferred Stock. While dividends are being deferred on the preferred stock issued under the TARP Capital Purchase Program, the Company may not pay dividends on its common stock. Also, per the Board Resolution, in November 2009, the Company notified the trustee that holds the Company’s junior subordinated debentures relating to its trust preferred securities that the Company would be deferring its regularly scheduled quarterly interest payments. The Company has the right to defer the payment of interest on the junior subordinated debentures at any time, for a period not to exceed 20 consecutive quarters. During the deferral period, the Company may not pay any dividends on its common or preferred stock. Accordingly, the Company may not now pay dividends on its common stock and does not contemplate the ability to pay dividends on its common stock for the foreseeable future.

     During the fourth quarter of 2009, the FDIC and the IDFPR conducted a risk management review of the Bank. As a result of that review, during the first quarter of 2010, the FDIC and the IDFPR advised management of their decision to propose that the Bank be required to enter into a joint Consent Order, whereby the Bank would agree, among other things, to: (1) maintain a Leverage Ratio of at least 8% and a Total Risk-Based Capital Ratio of at least 12%, (2) prohibit the extension of additional credit to any existing borrower with an outstanding classifies loan or a loan that has been previously charged-off, (3) adopt written action plans to reduce the Bank’s level of classified assets and delinquent loans and to reduce concentrations of credit identified by the examiners, and (4) adopt a profit plan, a capital contingency plan and liquidity plan. A final Consent Order has not yet been negotiated. Management is committed to resolving the issues addressed in both the MOU and the Consent Order as promptly as possible, and has already taken numerous steps to address these matters. The Bank expects to report to the FDIC and the IDFPR quarterly regarding its progress in complying with the provisions to be included in the Consent Order. Should the Bank enter into the Consent Order, and because the Consent Order establishes specific capital amounts to be maintained by the Bank, the Bank will not be considered better than “adequately capitalized” for capital adequacy purposes, even if the Bank exceeds the levels of capital set forth in the Consent Order. Currently, the Bank does exceed the capital levels being proposed by the FDIC and the IDFPR in the proposed Consent Order.
     The Company believes that its capital is adequate for the foreseeable future. The Company is developing a capital contingency plan in the event that the Company should need additional capital. This plan will consider such strategies as the possible selling of the Company’s securities, sale lease-back arrangements of the Company’s building and land, as well as access to capital markets.
CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS
     The Company has contractual obligations that may not appear on the balance sheet. The largest of these off balance sheet obligations is commitments to make loans or extend credit through standby letters of credit. At year-end 2009 the Company had commitments to make loans of $58.7 million as compared with $83.4 million at year-end 2008 and $136.7 million at year-end 2007. Letters of credit totaled $6.5 million at December 31, 2009 as compared with $7.8 million at December 31, 2008 and $10.7 million at December 31, 2007. Many of these commitments expire without being used. Table 14 presents the Company’s significant fixed and determinable contractual obligations by payment date. The payment amounts in Table 14 represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts or similar carrying amount adjustments.
Table 14 — Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements
($ 000s)

		Greater than	Greater than
		one year and	three years and
	One year	less than or equal	less than or	Greater than
As of December 31, 2009	or less	to three years	equal to five years	five years	Total

Long-term debt
Subordinated debentures	$0	$0	$0	$10,000	$10,000
Time deposits	231,830	40,656	0	0	272,486

Other contractual obligations
Standby letters of credit	6,535	0	0	0	6,535

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     The Company’s primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk. Interest rate risk is the exposure of a banking organization’s financial condition to adverse movements in interest rates. The Company seeks to achieve consistent growth in net interest income and net income while managing volatility that arises from shifts in interest rates. The Company’s Asset and Liability Management Committee (“ALCO”) oversees interest rate risk programs instituted by management and measurements of interest rate risk to determine whether they are within authorized limits set by the Company’s Board of Directors.
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
     Rate sensitivity varies with different types of interest earning assets and interest bearing liabilities. Rate sensitivity on loans tied to the prime rate differs considerably from long-term investment securities and fixed rate loans. Time deposits are usually more rate sensitive than savings accounts. Management has portrayed savings accounts and NOW accounts as immediately repricable in Table 10, because of management’s ability to change the savings and NOW account interest rate. As interest rates change, however, market conditions may allow rates on savings accounts and NOW accounts to remain stable or may change to a lesser extent than rates on other types of deposits. It is highly unlikely that rates would further decline on savings accounts. Average rates paid in 2009 on savings were 0.28%, already extremely low.
     Table 14 shows that $40.7 million in time deposits mature after one year at December 31, 2009 that account for 14.9% of the Company’s total time deposits. This compares with December 31, 2008 when 20.6% of time deposits matured after one year and shows a shift in customer preference to shorter time deposit maturities.
     At December 31, 2009, Table 10 shows that approximately 23% of the Company’s loan portfolio floats with the prime rate or is repricable within 90 days, unchanged from December 31, 2008. At December 31, 2009, $85.9 million of variable rate loans have reached their floors and are reflected as fixed rate loans in Table 10. For example, a variable rate loan tied to the prime rate that is due in a lump sum after one year and has reached its floor would appear to reprice in Table 10 within the one to three year time frame. If the prime rate would increase above the loan’s floor, this loan would reprice immediately, while if the prime rate would decrease, this loan would not reprice until its maturity.
     Securities that mature or reprice within 90 days amount to $6.8 million at year-end 2009 according to Table 10 as compared with $7.0 million at year-end 2008 and $26.9 million at year-end 2007. It should be noted that in Table 10, the repricing of these securities is based on the maturity date of the investments. Mortgage-backed securities are shown in Table 10 based on their maturity date or when the security is subject to rate change if the security is rate adjustable. Table 10 does not reflect the monthly principal reductions that the Company receives on the mortgage-backed securities from payments and payoffs of the mortgages that underlie the securities. Table 10 does not consider the call options that may be on the securities.
     Table 10, shows that at December 31, 2009, the Company has cumulative excess interest earning liabilities of $312 million within the one-year time frame. At year-end 2008, the Company had cumulative excess interest earning liabilities of $267 million within the one-year time frame. This shows a significant shift as the negative gap increased in 2009 as the Company has lengthened the repricing time frames of its interest earning assets.
     Another approach used by management to analyze interest rate risk is to periodically evaluate or “shock” the Company’s base 12-month projected net interest income by assuming an instantaneous decrease and increase in rates of 1% and 2% using computer simulation. Table 15 shows this analysis at December 31, 2009 and December 31, 2008. The computer simulation model used to do the interest rate shocks and calculate the effect on projected net interest income takes into consideration maturity and repricing schedules of the various assets and liabilities as well as call provisions on the Company’s securities. Current policy set by the Board of Directors limits exposure to net interest income from interest rate shocks of plus or minus 2% to plus or minus 1% of the base projected 12 month net interest income.
     At December 31, 2009, the forecasted 2010 net interest income decreases $59,000 when rates are shocked upwards 2% while net interest income decreases $427,000 for a 2% downwards rate shock. These changes to net interest income are within internal policy parameters.
     Ways the Company can manage interest rate risk include: selling existing assets or repaying certain liabilities and matching repricing periods for new assets and liabilities, for example, by shortening terms of new loans or securities. Financial institutions are also subject to prepayment risk in a falling rate environment. For example, a debtor may prepay financial assets so that the debtor may refinance obligations at new, lower rates. The Company attempts to mitigate this by having prepayment penalties on fixed rate loans. With downward rates, the Company seeks to mitigate the effect on net interest income from variable rate loans by placing floors whenever possible on variable rate loans as to how low the rate on the loan may go. Prepayments of assets carrying higher rates reduce the Company’s interest income and overall asset yields.

Table 15 — Effect of Interest Shocks on Net Interest Income
($ 000s)

	Down 2%	Down 1%	Up 1%	Up 2%

December 31, 2009
Dollar change from base	$(427)	$17	$(2)	$(59)
Percent change from base	-2.35%	-0.09%	-0.01%	-0.33%

December 31, 2008
Dollar change from base	$(656)	$(325)	$(88)	$(250)
Percent change from base	-3.82%	-1.89%	-0.51%	-1.45%

Item 8. Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Northern States Financial Corporation and Subsidiaries
     We have audited the accompanying consolidated balance sheets of Northern States Financial Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, cash flows and comprehensive operations for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northern States Financial Corporation and subsidiaries at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
     As discussed in Note 21 in the consolidated financial statements, subsequent to year end the Bank’s primary regulators, the Federal Deposit Insurance Corporation (the “FDIC”) and the Illinois Department of Financial and Professional Regulation (the “IDFPR”) noted their concerns based on a risk management visitation to the Bank which showed declines in asset quality. The Bank anticipates a formal agreement in the form of a Consent Order. Management’s future plans in response to these conditions are described in Note 22.

/s/ Plante & Moran, PLLC
Chicago, Illinois

March 12, 2010

NORTHERN STATES FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
($ 000s)

December 31,	2009	2008
Assets
Cash and due from banks	$10,646	$14,108
Interest bearing deposits in financial institutions - maturities less than 90 days	2,760	242
Federal funds sold	20,788	7,518

Total cash and cash equivalents	34,194	21,868
Securities available for sale	133,421	103,194
Loans and leases	431,286	480,812
Less: Allowance for loan and lease losses	(18,027)	(10,402)

Loans and leases, net	413,259	470,410
Federal Home Loan Bank stock	1,801	1,757
Office buildings and equipment, net	9,719	9,916
Other real estate owned	19,198	10,575
Accrued interest receivable	2,203	2,334
Goodwill	0	9,522
Core deposit intangible assets	462	926
Other assets	8,033	10,217

Total assets	$622,290	$640,719

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand — noninterest bearing	$58,001	$57,313
NOW accounts	65,302	42,783
Money market accounts	60,398	62,200
Savings	61,049	59,819
Time, $100,000 and over	85,253	77,550
Time, under $100,000	92,286	101,959
Time, brokered	94,947	99,197

Total deposits	517,236	500,821
Securities sold under repurchase agreements	49,364	42,574
Federal Home Loan Bank advance	0	20,000
Subordinated debentures	10,000	10,000
Advances from borrowers for taxes and insurance	898	1,011
Accrued interest payable and other liabilities	4,491	4,699

Total liabilities	581,989	579,105

Stockholders’ Equity
Common stock (Par value $0.40 per share, authorized 6,500,000 shares, issued 4,472,255 shares and outstanding 4,072,255 shares at December 31, 2009 and 2008)	1,789	1,789
Preferred stock (Par value $0.40 per share, authorized 1,000,000 shares, issued and outstanding 17,211 shares with liquidation amounts of $1,000.00 per share at December 31, 2009)	16,641	0
Warrants (584,084 issued and outstanding at December 31, 2009)	681	0
Additional paid-in capital	11,584	11,584
Retained earnings	20,632	56,082
Treasury stock, at cost (400,000 common shares at December 31, 2009 and 2008)	(9,280)	(9,280)
Accumulated other comprehensive (loss) income	(1,746)	1,439

Total stockholders’ equity	40,301	61,614

Total liabilities and stockholders’ equity	$622,290	$640,719

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
($ 000s, except per share data)

Years ended December 31,	2009	2008	2007
Interest income
Loans (including fee income)	$24,409	$27,820	$27,789
Securities
Taxable	4,541	6,490	9,509
Exempt from federal income tax	357	452	311
Federal funds sold and other	31	112	812

Total interest income	29,338	34,874	38,421

Interest expense
Time deposits	7,739	10,081	12,112
Other deposits	1,348	1,687	3,607
Repurchase agreements and federal funds purchased	593	1,110	3,456
Federal Home Loan Bank advances	52	347	205
Subordinated debentures	455	570	680

Total interest expense	10,187	13,795	20,060

Net interest income	19,151	21,079	18,361
Provision for loan and lease losses	22,778	13,663	81

Net interest income after provision for loan and lease losses	(3,627)	7,416	18,280

Noninterest income
Service fees on deposits	2,395	2,571	2,847
Trust income	760	798	794
Gain (loss) on sales of other real estate owned	(1,432)	0	(8)
Gain on sale of securities	3,908	40	0
Other than temporary impairment of securities	(3,794)	(10,541)	0
Noncredit portion of other than temporary impairment on securities	742	0	0
Other operating income	1,205	1,087	1,405

Total noninterest income	3,784	(6,045)	5,038

Noninterest expense
Salaries and employee benefits	7,739	8,082	8,600
Occupancy and equipment, net	2,330	2,433	2,309
Data processing	1,847	1,705	1,564
Legal	1,278	463	439
FDIC insurance	1,376	222	61
Audit and professional	883	1,263	1,145
Amortization of intangible assets	464	464	464
Printing and supplies	346	306	403
Write-down of goodwill	9,522	0	0
Write-down of other real estate owned	1,722	44	0
Other operating expenses	2,646	1,947	1,845

Total noninterest expense	30,153	16,929	16,830

Income (loss) before income taxes	(29,996)	(15,558)	6,488
Provision for income taxes	5,562	(6,285)	2,100

Net (loss) income	$(35,558)	$(9,273)	$4,388

Contractual dividends to preferred stockholders	743	0	0
Accretion of discount on preferred stock	111	0	0

Net (loss) income available to common stockholders	$(36,412)	$(9,273)	$4,388

Basic earnings (loss) per share	$(8.94)	$(2.26)	$1.05

Diluted earnings (loss) per share	$(8.94)	$(2.26)	$1.05
The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
($ 000s)

Years ended December 31,	2009	2008	2007
Net (loss) income	$(35,558)	$(9,273)	$4,388
Other comprehensive income:
Unrealized gains on securities available for sale, net of tax	(2,223)	1,139	1,852

Comprehensive (loss) income	$(37,781)	$(8,134)	$6,240

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
($ 000s, except per share data)

							Accumulated
				Additional			Other	Total
	Common	Preferred		Paid-In	Retained	Treasury	Comprehensive	Stockholders’
Years ended December 31, 2009, 2008 and 2007	Stock	Stock	Warrants	Capital	Earnings	Stock, at Cost	Income (Loss), Net	Equity
Balance, December 31, 2006	$1,789	$—	$—	$11,584	$65,603	$(5,961)	$(1,552)	$71,463
Net income					4,388			4,388
Purchase of 55,000 shares of common stock as treasury stock						(1,241)		(1,241)
Cash dividends ($ .72 per share)					(3,008)			(3,008)
Unrealized net gain on securitie available for sale							1,852	1,852

Balance, December 31, 2007	1,789	—	—	11,584	66,983	(7,202)	300	73,454
Net loss					(9,273)			(9,273)
Purchase of 105,850 shares of common stock as treasury stock						(2,078)		(2,078)
Cash dividends ($ .40 per share)					(1,628)			(1,628)
Unrealized net gain on securities available for sale							1,139	1,139

Balance, December 31, 2008	1,789	—	—	11,584	56,082	(9,280)	1,439	61,614
Net loss					(1,457)			(1,457)
Issuance of preferred stock and warrants		16,530	681					17,211
Accrued dividend on preferred stock					(98)			(98)
Accretion of preferred stock discount issued		20			(20)			—
Unrealized net loss on securities available for sale							(735)	(735)

Balance, March 31, 2009	1,789	16,550	681	11,584	54,507	(9,280)	704	76,535
Adjustment for change in accounting from adoption of new accounting pronouncement (see Note 1)					962		(962)	—

Balance, April 1, 2009	1,789	16,550	681	11,584	55,469	(9,280)	(258)	76,535
Net loss					(34,101)			(34,101)
Accrued dividend on preferred stock					(645)			(645)
Accretion of preferred stock discount issued		91			(91)			—
Unrealized net loss on securities available for sale							(1,488)	(1,488)

Balance, December 31, 2009	$1,789	$16,641	$681	$11,584	$20,632	$(9,280)	$(1,746)	$40,301

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ 000s)

Years ended December 31,	2009	2008	2007
Cash flows from operating activities
Net income (loss)	$(35,558)	$(9,273)	$4,388
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	632	544	573
Net gain on sales of securities	(3,908)	(40)	0
Net impairment loss on securities	3,052	10,541	0
Provision for loan and lease losses	22,778	13,663	81
Write-down of other real estate owned	1,722	44	0
Deferred loan fees	(183)	272	42
Deferred tax expense (benefit)	(5,944)	(6,561)	68
Change in deferred tax asset valuation allowance	13,680	0	0
Net losses on sale of other real estate owned	1,432	0	8
Write-down of goodwill	9,522	0	0
Amortization of intangible assets	464	464	464
Net change in interest receivable	131	750	1,151
Net change in other assets	(2,549)	(1,784)	1,120
Net change in interest payable and other liabilities	(533)	(1,181)	(1,001)

Net cash provided from operating activities	4,738	7,439	6,894

Cash flows from investing activities
Proceeds from maturities, calls and principal repayments of securities available for sale	33,248	100,626	247,289
Proceeds from sales of securities available for sale	74,283	8,240	0
Purchases of securities available for sale	(142,128)	(67,396)	(118,485)
Purchases of Federal Home Loan Bank Stock	(44)	(312)	0
Change in loans made to customers	16,239	(60,698)	(64,699)
Property and equipment expenditures	(435)	(1,262)	(377)
Improvements to other real estate owned	(243)	(281)	0
Proceeds from sale of other real estate owned	6,783	0	118

Net cash provided (used) from investing activities	(12,297)	(21,083)	63,846

Cash flows from financing activities
Net increase (decrease) in:
Deposits	16,415	19,862	(41,637)
Securities sold under repurchase agreements and other short-term borrowings	6,790	(24,223)	(19,978)
Advances from borrowers for taxes and insurance	(113)	(55)	272
Proceeds from Federal Home Loan Bank advances	10,000	70,000	10,000
Repayment of Federal Home Loan Bank advances	(30,000)	(50,000)	(21,500)
Net proceeds from issuance of preferred stock	17,211	0	0
Purchases of treasury stock	0	(2,078)	(1,241)
Dividends paid on preferred stock	(418)	0	0
Dividends paid on common stock	0	(1,628)	(3,008)

Net cash provided (used) in financing activities	19,885	11,878	(77,092)

Net change in cash and cash equivalents	12,326	(1,766)	(6,352)
Cash and cash equivalents at beginning of year	21,868	23,634	29,986

Cash and cash equivalents at end of year	$34,194	$21,868	$23,634

Supplemental disclosures
Cash paid during the year for
Interest	$10,745	$15,071	$20,604
Income taxes	0	2,130	1,475
Noncash investing activities
Transfers made from loans to other real estate owned	18,317	7,481	0
The accompanying notes are an integral part of these consolidated financial statements.

Northern States Financial Corporation
Notes to the Consolidated Financial Statements
Note 1 – Summary of Significant Accounting Policies
Principles of Consolidation: The consolidated financial statements include the accounts of Northern States Financial Corporation (“Company”), its wholly owned subsidiaries, NorStates Bank (“Bank”) and NorProper-ties, Inc. (“NorProp”) and NorStates Bank’s wholly-owned subsidiaries, Northern States Community Development Corporation (“NSCDC”), XPC LLC and Waukegan Hotels, LLC (“WHLLC”). NorProp was formed during the fourth quarter of 2008 to purchase nonperforming assets of the Bank which NorProp manages and disposes. NSCDC was formed in 2002 and the Bank contributed a parcel of the other real estate owned and cash to this entity. XPC LLC was formed during 2009 to make collections on a charged off relationship. WHLLC was formed in 2006 to operate two motels that the Bank had acquired through foreclosure. The Bank contributed the two motels and cash to WHLLC. WHLLC was dissolved during the second quarter of 2007 as the motels were sold in the fourth quarter of 2006 and all operations were completed during the first quarter of 2007. Significant inter-company transactions and balances are eliminated in consolidation.
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
Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosure provided, and future results could differ. The allowance for loan and lease losses, fair value of other real estate owned, fair value of financial instruments, deferred tax asset valuation allowance, value of goodwill, valuation of securities and status of contingencies are particularly subject to change.
Cash Flow Reporting: Cash and cash equivalents are defined as cash and due from banks, federal funds sold and interest bearing deposits in financial institutions maturing in less than ninety days. Net cash flows are reported for customer loan and deposit transactions, securities sold under repurchase agreements and other short-term borrowings.
Securities: Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported separately as other comprehensive income, net of tax.
     Gains and losses on sales are determined using the amortized cost of the specific security sold. Interest income includes amortization of premiums and accretion of discounts. Securities are written down for expected credit losses when a decline in fair value is determined as not being temporary.
     Declines in fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other than temporary impairment losses, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) the discount value of cash flows, and (4) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

Federal Home Loan Bank Stock: The Company as a member of the Federal Home Loan Bank of Chicago (“FHLB”) is required to maintain an investment in the capital stock of the FHLB. There is no ready market for the stock and it does not have any quoted market value. The stock is redeemable at par by the FHLB and is, carried at cost and periodically evaluated for impairment. The Company records dividends in income on the dividend declaration date. In October 2007, the FHLB entered into a consensual cease and desist order with its regulator, the Federal Housing Finance Board (“Finance Board”), which prohibits capital stock repurchases and redemptions without approval of the Finance Board, and requires certain capital ratios. FHLB does not expect the order to impact any products or services offered to its members and the FHLB is not paying dividends until certain capital ratios are met.
     At acquisition, the Company carries FHLB stock at cost. The FHLB stock is periodically assessed to determine impairment and any such impairment will be recognized in the period identified. During 2009, the Company assessed its FHLB stock for impairment. This assessment reviewed the financial condition and credit rating of the FHLB. This assessment also considered the imputed value of the services available to the Company from the FHLB as the result of the Company’s ownership of FHLB stock. At year-end 2009, it was concluded that the Company’s investment in FHLB was not impaired.
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
Other Real Estate Owned: Real estate acquired in settlement of loans is initially reported at the lesser amount of the principal balance of the loan transferred or the estimated fair value at acquisition less estimated costs to sell. After acquisition, the carrying value of the real estate is reduced if the estimated fair value less estimated costs to sell declines below the carrying value of the property. Other real estate is periodically assessed to determine impairment and any such impairment will be recognized in the period identified.

Goodwill and Other Intangible Assets: Goodwill results from prior business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. During 2009, goodwill was assessed and determined to be impaired and a write-down was done for the entire amount of goodwill.
     The core deposit intangible arising from the First State Bank of Round Lake acquisition was measured at fair value and is being amortized on the straight-line method over seven years.
Long-lived Assets: These assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future discounted cash flows. If impaired, the assets are recorded at discounted amounts.
Repurchase Agreements: Substantially all repurchase agreement liabilities represent amounts advanced by various customers. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.
Employee Benefits: A profit sharing plan covers substantially all employees. Contributions are expensed annually and are made at the discretion of the Board of Directors. No contribution was made in 2009 and 2008. Contributions totaled $216,000 in 2007. The plan allows employees to make voluntary contributions, although such contributions are not matched by the Company.
Income Taxes: Income tax expense is the sum of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. During 2009, a deferred tax asset valuation reserve was created in the amount of $13,680,000.
Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed separately. Fair value estimates involve uncertainties and matters of significant judgement regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. The fair value estimates of on- and off-balance sheet financial instruments does not include the value of anticipated future business or the values of assets and liabilities not considered financial instruments.
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
Comprehensive Income: Comprehensive income consists of results of operations and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, net of deferred tax, which are also recognized as separate components of equity.
Reclassification: Some items in the prior year financial statements were reclassified to conform to current presentation.

Adopted Recently Issued Accounting Pronouncements:
Other Than Temporary Impairment — On April 9, 2009 the Financial Accounting Standards Board released new accounting guidance on the recognition and presentation of other than temporary impairment, amending the prior guidance for investment securities available for sale and held to maturity. The objective of the new other than temporary impairment guidance was to make the prior guidance more operational and to improve the presentation and disclosure of other than temporary impairment on debt and equity securities in the financial statements.
     Prior to the new guidance, if other than temporary impairment was determined to exist, the Company recognized an other than temporary impairment charge into earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value as of the balance sheet date. Under the new guidance, if other than temporary has been incurred, and it is more likely that the Company will not sell the security before the recovering of its amortized cost basis, then the other than temporary impairment was to be separated into (a) the amount representing the credit loss and (b) the amount related to all other factors.
     During 2008, the Company had recognized other than temporary impairment losses on its consolidated statements of operations of $10,541,000 on its debt securities consisting of Collateralized Debt Obligations (“CDOs”) where there was no available market for these CDOs. The Company changed its accounting treatment to comply with the new guidance effective April 1, 2009 and determined that $1,572,000 of the 2008 other than temporary impairment loss was the result of noncredit related loss. As such the Company on April 1, 2009 added back the noncredit related loss less the tax effect, or $962,000, to retained earnings.
Estimating Fair Value — On April 9, 2009, the FASB released new accounting guidance for determining fair value when the volume and level of activity for the asset or liability has significantly decreased and for identifying transactions that are not orderly. This guidance emphasizes that despite significant decreases in volume and level of activity and regardless of the valuation technique used for the asset or liability, the fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.
     This accounting guidance was adopted effective April 1, 2009. The guidance had no effect on the Company’s financial statements at the time of adoption.
Disclosures about Fair Value - On April 9, 2009, the FASB released new guidance which amended disclosures about fair values of financial instruments to require entities to disclose, among other things, the methods and significant assumptions used to estimate the fair value of financial instruments in both interim and annual financial statements. The new disclosure guidance was adopted effective April 1, 2009.
Subsequent Events — On May 28, 2009, the FASB released new guidance pertaining to subsequent events. The new guidance defines subsequent events as events or transactions that occur after the balance sheet date but before the financial statements are issued or filed with the SEC.
     One type of subsequent event consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing the financial statements. The Company is required to recognize the effects of these subsequent events in our financial statements as of the balance sheet date; for example, subsequent events affecting the realization of assets such as investment securities may need to be recognized.
     Another type of subsequent event consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date (non-recognized subsequent events). The Company may be required to disclose the effects of these subsequent events in our SEC filing; for example a significant commitment entered into after the balance sheet date.
     The Company adopted this new guidance effective December 31, 2009.
Accounting Standards Codification — On July 1, 2009, the FASB issued new accounting guidance pertaining to the accounting standards Codification and the hierarchy of Generally Accepted Accounting Principles (“GAAP”). Effective July 1, 2009, the Codification became the single source of authoritative nongovernmental U.S. GAAP.

All existing accounting standard documents are superseded. All other accounting literature not included in the Codification will be considered non-authoritative. All guidance contained in the Codification carries an equal level of authority. Any effects of applying the provisions of Codification should be accounted for as a change in accounting principle or correction of an error, as applicable. The Company’s adoption of the Codification did not have a significant effect on the Company’s financial statements.
Amendment to Existing Fair Value Measurement — In August 2009, the FASB issued an amendment to existing fair value measurement guidance with respect to measuring liabilities. The guidance indicates that the preferred fair value measurement methodology is in the following order:
     Level 1 — A quoted price of an identical liability should be used when available. If unavailable, then a quoted price of the identical liability when traded as asset should be used provided that no adjustments need to be made to the quoted price.
     Level 2 — A quoted price for similar liabilities or similar liabilities when traded as assets should be used.
     Level 2 or Level 3 — Another valuation technique that is consistent with fair value measurements principles should be used, such as the income approach, present value measurement or a market approach. The fair value determined under these valuation techniques should reflect the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date.
     The amendment clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.
     The amendment is effective for the reporting period beginning October 1, 2009. The amendment did not have an effect on the Company’s financial statements at the time of adoption.
Recently Issued Accounting Pronouncements Not Yet Adopted:
Transfers of Financial Assets — On June 12, 2009, the FASB issued new accounting guidance on the accounting for transfers of financial assets. The new guidance eliminates the scope exception for qualifying special purpose entities, thereby requiring a determination as to whether consolidation of such entities is appropriate under consolidation accounting guidance.
     The new guidance also clarifies that the transferor must consider all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer of financial assets, even if they were not entered into at a the time of transfer when determining whether or not the transferor has surrendered control over the transferred financial assets.
     This new guidance is applicable only to transfers of financial assets occurring on or after January 1, 2010. The Company is still assessing the potential effect of the new guidance on the financial statements or operating activities of the Company.
Variable Interest Entities — On June 12, 2009, the FASB issued new accounting guidance pertaining to consolidating variable interest entities. The new guidance amends existing consolidation accounting principles to require an analysis to determine whether the enterprise’s variable interest or interests give it a controlling interest in a variable interest entity.
     This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has the power to direct the activities of a variable interest entity that most significantly impacts the entity’s activities. The analysis also identifies any obligations to absorb losses of the entity that could potentially be significant to the variable interest entity of the right to receive benefits from the entity that could potentially be significant to the variable interest entity.
     This new guidance is applicable is effective after January 1, 2010 and earlier application is prohibited. The Company is still assessing the potential effect of the new guidance on the financial statements or operating activities of the Company.

Note 2 — Securities
(Table amounts in $ 000s)
     Year-end securities available for sale were as follows:

	Fair	Gross Unrealized
December 31, 2009	Value	Gains	Losses

U.S. Treasury	$1,006	$7	$0
States and political subdivisions	9,641	193	(27)
Mortgage-backed securities	118,729	207	(2,477)
Other bonds	37	0	(742)
Equity securities	4,008	0	(9)

Total	$133,421	$407	$(3,255)

	Fair	Gross Unrealized
December 31, 2008	Value	Gains	Losses

U.S. Treasury	$1,024	$27	$0
U.S. government-sponsored entities	1,038	38	0
States and political subdivisions	11,987	83	(211)
Mortgage-backed securities	83,055	2,484	(2)
Other bonds	2,265	0	0
Equity securities	3,825	0	(41)

Total	$103,194	$2,632	$(254)

     Sales of securities available for sale were as follows:

	2009	2008	2007

Proceeds	$74,283	$8,240	$0
Gross gains	3,908	40	0
Gross losses	0	0	0
     Contractual maturities of debt securities available for sale at year-end 2009 were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Fair
Value
Due in one year or less	$4,179
Due after one year through five years	792
Due after five years through ten years	1,886
Due after ten years	3,827

10,684
Mortgage-backed securities	118,729
Equity securities	4,008

Total	$133,421

Note 2 — Securities (Continued)
(Table amounts in $ 000s)
     Securities carried at $94,156,000 and $72,023,000 at year-end 2009 and 2008, were pledged to secure public deposits, repurchase agreements and for other purposes as required or permitted by law.
     The Company holds securities issued by municipalities within various states with no state’s aggregate total exceeding 10% of consolidated stockholders’ equity.
     Securities with unrealized losses at year-end 2009 and 2008 aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2009	Value	Losses	Value	Losses	Value	Losses

States and political subdivisions	$616	$(7)	$771	$(20)	$1,387	$(27)
Mortgage-backed securities	100,181	(2,477)	0	0	100,181	(2,477)
Other bonds	0	0	37	(742)	37	(742)
Equity securities	3,965	(9)	0	0	3,965	(9)

Total temporarily impaired	$104,762	$(2,493)	$808	$(762)	$105,570	$(3,255)

     On December 31, 2009, the Company had 20 individual securities in an unrealized loss position.

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2008	Value	Losses	Value	Losses	Value	Losses

States and political subdivisions	$5,601	$(211)	$0	$0	$5,601	$(211)
Mortgage-backed securities	157	(2)	0	0	157	(2)
Equity securities	3,782	(41)	0	0	3,782	(41)

Total temporarily impaired	$9,540	$(254)	$0	$0	$9,540	$(254)

     On December 31, 2008, the Company had 20 individual securities in an unrealized loss position.
     Management has the intent and ability to hold these securities for the foreseeable future and the decline in fair value is largely due to increases in market interest rates subsequent to the purchase of the securities. The fair value is expected to recover as the securities approach their maturity date.
     During 2009 and 2008, the Company recognized net other than temporary impairment losses of $3,052,000 and $8,529,000, respectively, on Collateral Debt Obligation securities (“CDOs”) classified as other bonds. The impairment losses on the CDOs were due to defaults and deferral of payments by the financial institutions and insurance companies that issued the debt underlying the securities.
     The Company’s investment in CDOs at year-end 2009 consisted of three securities; PreTSL XXII, PreTSL XXIV and PreTSL XXVII. The Company’s CDOs consist of various tranches of each security with tranches having various risk factors and repayment schedules with an “A” tranche having the least risk and “D” and “Income Notes” having the highest risk. For PreTSL XXII, the Company’s tranche level is “Mezzanine Class C-2” and at year-end 2009, approximately 24.5% of the issuers of the debt underlying PreTSL XXII were in default or deferring payments on their debt. For PreTSL XXIV, the Company’s tranche level is “Mezzanine Class D” and at year-end 2009, approximately 29.4% of the issuers of the debt underlying PreTSL XXIV were in default or deferring payments on their debt. For PreTSL XXVII, the Company’s tranche level is “Mezzanine Class C-1” and at year-end 2009, approximately 21.2% of the issuers of the debt underlying PreTSL XXVII were in default or deferring payments on their debt.
     At April 1, 2009, the Company changed its accounting treatment to comply with the new accounting guidance. It was determined that $1,572,000 of net other than temporary loss taken during 2008 was the result of noncredit related loss and as such was added back to retained earnings less the tax effect.
     The Company purchased preferred stock, during 2008, issued by the Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”). During 2008, the Company incurred other than temporary impairment losses of $2,012,000 as these preferred stocks became impaired when these entities were placed in receivership with the U.S. Treasury. At that time, the U.S. Treasury suspended dividend payments and began to restructure these entities. There have been no further impairment losses on the FNMA and FHLMC preferred stocks during 2009. At December 31, 2009 and 2008, the Company’s carrying value of the FNMA and FHLMC preferred stocks was $43,000.

Note 3 — Loans
(Table amounts in $ 000s)
     Year-end loans were as follows:

	2009	2008

Commercial	$31,685	$54,529
Real estate — construction	39,006	57,707
Real estate — mortgage 1-4 family	43,803	47,289
Real estate — mortgage 5+ family	54,986	55,302
Real estate — mortgage commercial	232,634	234,765
Home equity	26,501	26,826
Leases	955	2,352
Installment	2,236	2,745

Total loans	431,806	481,515
Less:
Deferred loan fees	(520)	(703)

Loans, net of unearned income and deferred loan fees	431,286	480,812
Allowance for loan and lease losses	(18,027)	(10,402)

Loans, net	$413,259	$470,410

     Impaired loans were as follows:

	2009	2008	2007

Year-end impaired loans and leases with no allowance for loan and lease losses allocated	$20,755	$18,036	$8,825
Year-end impaired loans and leases with allowance for loan and lease losses allocated	35,499	25,720	1,917

Total impaired loans and leases impaired at year-end	$56,254	$43,756	$10,742

Amount of the allowance allocated to impaired loans and leases	$10,052	$2,898	$510
Average of impaired loans and leases during the year	49,061	17,425	7,311
Interest income recognized on impaired loans and leases during impairment	98	101	71
Non-performing loans and leases were as follows:

	2009	2008	2007

Nonaccrual loans and leases	$41,589	$36,624	$10,752
Loans and leases past due over 90 days and still accruing interest	30	442	1,230

Total nonperforming loans	$41,619	$37,066	$11,982

     Related party loans were as follows:

2009
Total loans at beginning of year	$978
New loans	45
Repayments	(531)
Other changes	0

Total loans at end of year	$492

     The Company had pledged loans to the Federal Home Loan Bank of Chicago of $35,038,000 and to the Federal Reserve Bank of Chicago of $26,139,000 at December 31, 2009.
     Real estate-mortgage commercial loans with a carrying value of $71,971,000 and $65,168,000 were made to borrowers in the hotel industry at December 31, 2009 and 2008.
     At December 31, 2009, there were approximately $121,716,000 of loans that had payment schedules where only interest is collected until the loans mature. Of these loans, $26,501,000 consist of home equity loans.
     There were no loans held for sale at year-end 2009 and 2008.

Note 4 — Allowance for Loan and Lease Losses
(Table amounts in $ 000s)
     Activity in the allowance for loan and lease losses for the years ended December 31, 2009, 2008 and 2007 follows:

	2009	2008	2007

Balance at beginning of year	$10,402	$4,606	$7,162
Provision charged to operating expense	22,778	13,663	81
Loans charged off	(16,134)	(8,120)	(2,693)
Recoveries on loans previously charged off	981	253	56

Balance at end of year	$18,027	$10,402	$4,606

Note 5 — Office Buildings and Equipment
(Table amounts in $ 000s)
     Office and equipment consisted of the following at December 31, 2009 and 2008:

	2009	2008

Land	$2,895	$2,895
Office buildings and improvement	12,880	12,800
Furniture and equipment	4,798	4,481

Total cost	20,573	20,176
Accumulated depreciation	(10,854)	(10,260)

Net book value	$9,719	$9,916

     Depreciation expense amounted to approximately $632,000 in 2009, $544,000 in 2008, and $573,000 in 2007.

Note 6 — Other Real Estate Owned
(Table amounts in $000s)
     The Company carries as other real estate owned properties acquired through loan foreclosure and repossession. Year-end other real estate owned consisted of the following properties:

	2009	2008

Real estate — construction and land development	$3,765	$1,991
Real estate — 1-4 family	1,680	6,104
Real estate — commercial	13,753	2,480

Total other real estate owned	$19,198	$10,575

     Activity to other real estate owned for the years ended December 31, 2009, 2008, and 2007 follows.

	2009	2008	2007

Balance at beginning of year	$10,575	$2,857	$2,983
Additions	18,317	7,481	0
Improvements	243	281	0
Sales proceeds	(6,783)	0	(118)
Gains (losses) on sales	(1,432)	0	(8)
Write-downs	(1,722)	(44)	0

Balance at end of year	$19,198	$10,575	$2,857

Note 7 — Goodwill and Core Deposit Intangible Assets
(Table amounts in $ 000s)
     The change in goodwill during the year is as follows:

	2009	2008	2007

Balance at beginning of year	$9,522	$9,522	$9,522
Write-down of goodwill	(9,522)	0	0

Balance at end of year	$0	$9,522	$9,522

     During 2009, the Company conducted its annual review of its goodwill for impairment in light of decreases to the Company’s stock price. The Company’s results of operations due to increased nonperforming assets and increased provisions to the allowance for loan losses was a factor in the Company’s reviewing of its goodwill. Another factor leading up to the goodwill impairment review was the general decline in the valuation of financial institutions.
     To determine whether the Company’s goodwill was impaired, the Company determined the fair value of the Company’s equity. To assist the Company with this determination during 2009, the Company engaged a specialist. The Company used both a market based approach and an income approach to evaluate the fair value of the Company’s equity. The market approach reviewed sales of comparable financial institutions while the income approach estimated the present value of expected future earnings to determine the fair value of the Company’s equity.
     The analysis determined that the Company’s goodwill was impaired in its entirety and as such the Company recognized a $9,522,000 write-down to its goodwill during 2009.
     The core deposit intangible asset arising from the First State Bank of Round Lake acquisition on January 5, 2004 was recorded at $3,246,000. Amortization expense was $464,000 in 2009, 2008 and 2007. The core deposit intangible is being amortized on the straight-line method over seven years with one year remaining as of December 31, 2009.
     Acquired intangible assets were as follows as of year end:

	2009			2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Core deposit intangible	$3,246	$2,784	$462	$3,246	$2,320	$926

     Amortization for 2010 is expected to be $462,000.

Note 8 — Deposits
(Table amounts in $ 000s)
     At year-end 2009, stated maturities of time deposits were:

2010	$231,830
2011	36,481
2012	4,175
$272,486
     Related party deposits at year-end 2009 and 2008 totaled $10,178,000 and $11,727,000, respectively. Brokered deposits at year-end 2009 and 2008 totaled $94,947,000 and $99,197,000, respectively.
     Included in brokered deposits were CDARS time deposits. CDARS time deposits are Bank customer time deposits of $250,000 or greater that allows the depositor to increase their FDIC insurance coverage over the FDIC limits. The Bank trades portions of the customers’ time deposits with other independent financial institutions across the county to accomplish this. The effect is that it allows large time deposit customers to have their entire time deposits fully FDIC insured. At year-end 2009 and 2008, the Company had $47,336,000 and $9,552,000, respectively, of CDARS time deposits.
Note 9 — Borrowings
(Table amounts in $ 000s)
     Securities sold under agreements to repurchase totaled $49,364,000 and $42,574,000 at year-end 2009 and 2008, respectively. These repurchase agreements were secured by U.S. government-sponsored entity or mortgaged-backed securities with a carrying amount of $55,221,000 and $43,720,000 at December 31, 2009 and 2008, respectively.
     Securities sold under agreements to repurchase are financing arrangements that mature within one year. At maturity, the securities underlying the concerning securities sold under agreements to repurchase and federal funds purchased is summarized agreements are returned to the Company. Information as follows:

	2009	2008
Average daily balance during the year	$41,532	$48,724
Average interest rate during the year	1.43%	2.03%
Maximum month end balance during the year	$49,364	$74,767
Weighted average interest rate at year-end	0.71%	1.71%
     Related party securities sold under repurchase agreements at year-end 2009 and 2008 totaled $12,955,000 and $4,836,000.
     At year-end 2009, there were three customer relationships in which the customer had securities sold under repurchase agreements that totaled in excess of 10% of the consolidated stockholders’ equity. One relationship totaled $9,720,000 and had a weighted average maturity of 229 days. Another relationship totaled $8,489,000 and had a weighted average maturity of one day in an overnight product. The third relationship totaled $7,579,000 and had a weighted average maturity of one day in an overnight product.
     The Company had no advances from the Federal Home Loan Bank at December 31, 2009. The Company had $20,000,000 in advances from the Federal Home Loan Bank at December 31, 2008.
     The Banks maintains a collateral pledge agreement with the FHLB covering secured advances whereby the Bank agrees to retain first mortgage loans with an unpaid principal balances aggregating no less than 167% of the outstanding secured advance from the FHLB.
     Federal funds purchased is a short-term borrowing from a money center bank or from the Federal Reserve Bank discount window. At December 31, 2009 and December 31, 2008 there were no federal funds purchased.

Note 10 — Subordinated Debentures
          On September 15, 2005, the Company issued $10 million of trust preferred securities through Northern States Statutory Trust I, an unconsolidated wholly-owned grantor trustee. The Company issued $10 million of subordinated debentures to Northern States Statutory Trust I, which in turn issued $10 million of trust preferred securities. The subordinated debentures mature in September 2035 and at December 31, 2009 bear interest at a rate of 4.120%. At December 31, 2008, the subordinated debenture carried a rate of 4.991%. From December 2005 until September 15, 2010, the subordinated debentures bear interest at a rate equal to the sum of the product of 50% times the 3-month London Interbank Offered Rate (“LIBOR”) plus 1.80%, plus the product of 50% times 6.186%, and thereafter at a rate equal to the 3-month LIBOR plus 1.80%. The 3-month LIBOR rate used at December 31, 2009 and 2008 was 0.254% and 1.996%, respectively. For the years ended December 31, 2009, 2008 and 2007, interest expense on the subordinated debentures was $455,000, $570,000 and $680,000, respectively.
          The Company has guaranteed the payment of distributions and payments upon liquidation or redemption of the trust preferred securities, in each case to the extent of funds held by the Trust. The Company and the Trust believe that, taken together, the obligations of the Company under the guarantee, the subordinated debentures, and other related agreements provide, in the aggregate, a full, irrevocable and unconditional guarantee, on a subordinated basis, of all of the obligations of the Trust under the trust preferred securities. Subject to certain limitations, the Company has the right to defer the payment of interest on the junior subordinated debentures at any time, or from time to time, for a period not to exceed 20 consecutive quarters. In November 2009, the Company notified the trustee that holds the Company’s junior subordinated debentures relating to its outstanding trust preferred securities that the Company would be deferring its regularly scheduled quarterly interest payments. At December 15, 2009, the Company deferred payment of $108,000 for its quarterly interest payment on the subordinated debentures. During the deferral period, the Company may not pay any dividends on its common or preferred stock. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the subordinated debentures at maturity or their earlier redemption. The subordinated debentures are callable at par beginning at September 15, 2010 and earlier at the discretion of the Company if certain conditions are met, and, in any event, only after the Company has obtained Federal Reserve approval, if then required under applicable guidelines or regulations. Subject to certain exceptions, the Company may not, without the consent of the Treasury, engage in repurchases of the Company’s common stock or trust preferred securities for three years or, if earlier, the date on which all shares of Series A Preferred Stock issued to the Treasury have been redeemed or transferred by the Treasury.
          Regulations allow bank holding companies and banks to include subordinated debentures, subject to some limitations, as a component of capital for the purpose of meeting certain regulatory requirements.

Note 11 — Income Taxes
(Table amounts in $ 000s)
     A summary of federal and state income taxes on operations follow:

	2009	2008	2007

Current payable tax:
Federal	$(2,174)	$276	$2,032
State	0	0	0
Change in valuation allowance	13,680	0	0
Deferred tax (benefit)	(5,944)	(6,561)	68

Provision for income taxes	$5,562	$(6,285)	$2,100

     The components of deferred tax assets and liabilities at December 31, 2009 and 2008 follow:

	2009	2008

Deferred tax assets:
Allowance for loan and lease losses	$6,998	$4,636
Deferred compensation and directors’ fees	94	91
Net operating loss carry forward for state income tax purposes	856	405
Net operating loss carry forward for federal income tax purposes	1,275	186
Alternative minimum tax credit carry forward	380	0
Low income housing limited partnership credit carry forward	322	80
Impairment on securities available for sale	4,666	4,092
Unrealized loss on securities available for sale	1,102	0
Other items	921	178

Gross deferred tax assets	16,614	9,668
Deferred tax liabilities:
Depreciation	(836)	(813)
Federal Home Loan Bank stock dividends	(195)	(195)
Deferred loan fees	(267)	(146)
Basis difference in acquired assets	(514)	(684)
Unrealized gain on securities available for sale	0	(939)
Other items	(20)	(94)

Gross deferred tax liabilities	(1,832)	(2,871)

Valuation allowance	(13,680)	0

Net deferred tax asset	$1,102	$6,797

     The remaining net deferred tax asset of the Company at year-end 2009 of $1,102,000 consisted primarily of the tax effect of the net gross unrealized losses of the Company’s securities. There was no deferred tax asset valuation allowance against these deferred taxes as the market values of the securities change. Subsequent to year-end, at February 28, 2010, the Company had a deferred tax liability as the Company had net gross unrealized gains on its securities.
     In 2009, the Company had an accumulated net operating loss for state income tax purposes of approximately $17,757,000, which will be carried forward to reduce future taxable income. The net operating loss carried forward will begin to expire in 2017 if it is not utilized.
     In 2009, the Company had an accumulated net operating loss for federal income tax purposes of approximately $3,750,000, which will be carried forward to reduce future taxable income. The credit will expire in 2029 if it is not utilized.
     In 2009, the Company had a low income housing investments tax credit carry forward of $322,000 for federal income tax purposes. This credit will expire in 2026 if it is not utilized.
     In 2009, the Company had an alternative minimum tax credit carry forward of $380,000 for federal income tax purposes. There is no statutory expiration date for the alternative minimum tax credits.

Note 11 — Income Taxes (continued)
(Table amounts in $ 000s)
     The provision for income taxes differs from that computed at the statutory federal corporate rates as follows:

	2009	2008	2007

Income tax calculated at statutory rate (34%)	$(10,199)	$(5,290)	$2,206
Add (subtract) tax effect of
Tax-exempt income, net of disallowed interest expense	(171)	(218)	(135)
State income tax, net of federal tax benefit	(143)	(810)	(27)
Tax credits from low income housing investments	(80)	(80)	(81)
Goodwill impairment	3,696	0	0
Change in valuation allowance	13,680	0	0
Other items, net	(1,221)	113	137

Provision for income taxes	$5,562	$(6,285)	$2,100

     During 2009, the Company recognized a $9,522,000 write-down of goodwill. The Company was unable to tax effect the goodwill write-down as the goodwill primarily was derived from the acquisition of another financial institution through the purchase of the financial institution’s stock.
     Prior to being merged with the Bank, the former subsidiary, First Federal Bank, fsb (the “Thrift”) qualified under provisions of the Internal Revenue Code which permitted it to deduct from taxable income a provision for bad debts which differed from the provision charged to income in the financial statements. Tax legislation passed in 1996 requires all thrift institutions to deduct a provision for bad debts for tax purposes based on actual loss experience. Retained earnings at December 31, 2009, includes approximately $3,269,000 for which no provision for federal income taxes has been made. If, in the future, this portion of retained earnings is used for any purpose other than to absorb bad debt losses, federal income taxes would be imposed at the then prevailing rates, resulting in approximately $1,269,000 of deferred tax liability.
     At year-end 2009, management reviewed whether it had any material contingent liabilities associated with uncertain tax positions and determined that it had none.

Note 12 — Preferred Stock
     On February 20, 2009, pursuant to the Treasury’s TARP CPP, the Company issued to the Treasury, in exchange for total proceeds of $17,211,000, (i) 17,211 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), par value $.40 per share and a liquidation amount per share equal to $1,000 per share, and (ii) a ten-year warrant (the “Warrant”) to purchase up to 584,084 shares of the Company’s common stock, at an exercise price of $4.42 per share. The $17,211,000 of proceeds were allocated to the Series A Preferred Stock and the Warrant based on the relative fair value of the instruments. The fair value of the Series A Preferred Stock was estimated using an approximate 12% discount rate and a five-year expected life. A fair value of $681,000 was estimated for the warrants using a Black-Sholes valuation. The assumptions used in Black-Sholes valuation were as follows: $4.42 strike price based on the contract, approximately 53% for the calculated volatility, 3.1% for the weighted average dividends, five years for the expected term and 2% for the risk free rate.
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
     Dividends are payable quarterly on the Series A Preferred Stock at an annual dividend rate of 5% per year for the first five years, and 9% per year thereafter. The effective yield of the Series A Preferred Stock approximates 5.94%. In November 2009, the Company notified the Treasury of its intent to suspend its dividend payments on its Series A Preferred Stock. At November 15, 2009, the Company suspended its dividend payment to the Treasury of $215,000. The suspension of dividend payments is permissible under the terms of the TARP CPP, but the dividend is a cumulative dividend and failure to pay dividends for six dividend periods would trigger board of director appointment rights for the holder of the Series A Preferred Stock.
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
     The Company may not repurchase any of its common stock of the Company without the prior consent of the Treasury for as long as the shares of Series A Preferred Stock are outstanding to the Treasury or the Treasury transfers all of the Series A Preferred Stock it owns to third parties.

Note 13 — Regulatory Matters
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
     The prompt corrective action regulations provide five statutory classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required for the Bank to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.
Actual capital levels and minimum statutory required levels were as follows at December 31, 2009 and 2008:

					Minimum Required to be
			Minimum Required		Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2009
Tier I Capital (to average assets)
Consolidated	$51,576	8.10%	$25,457	4.00%	N/A
NorStates Bank	51,045	8.05	25,355	4.00	31,694	5.00

Tier I Capital (to risk weighted assets)
Consolidated	51,576	11.17	18,476	4.00	N/A
NorStates Bank	51,045	11.05	18,477	4.00	27,716	6.00

Total Capital (to risk weighted assets)
Consolidated	57,501	12.45	36,952	8.00	N/A
NorStates Bank	56,970	12.33	36,954	8.00	46,193	10.00

2008
Tier I Capital (to average assets)
Consolidated	$59,686	9.04%	$26,407	4.00%	N/A
NorStates Bank	50,593	7.70	26,297	4.00	32,872	5.00

Tier I Capital (to risk weighted assets)
Consolidated	59,686	10.50	22,744	4.00	N/A
NorStates Bank	50,583	9.19	22,013	4.00	33,020	6.00

Total Capital (to risk weighted assets)
Consolidated	66,834	11.75	45,488	8.00	N/A
NorStates Bank	57,516	10.50	44,027	8.00	55,034	10.00

     Following a joint examination of NorStates Bank (“Bank”) by the Federal Deposit Insurance Corporation (“FDIC”) and the Illinois Department of Financial and Professional Regulation (“IDFPR”), the Board of Directors of the Bank approved and signed on September 21, 2009, a memorandum of understanding (“MOU”) concerning the Bank’s commitment to enhance certain areas of the Bank’s operation as identified during the regulators’ examination of the Bank.
     The MOU provides an understanding among the FDIC, IDFPR and the Bank, that the Bank will, among other things adopt written plans to: (i) formulate and implement a profit plan and budget, including goals and strategies fro improving earnings; (ii) create a written plan to monitor, improve and lessen risks from the Bank’s substandard assets; (iii) implement steps to correct loan administration weaknesses; and (iv) maintain the Bank’s Leverage Ratio at a level at or exceeding 8% while the MOU is in effect. As noted above, the Bank’s Leverage Ratio was 8.05% as of December 31, 2009. Pursuant to the MOU, the Bank will submit quarterly progress reports to the FDIC and the IDFPR with respect to the matters outlined in the MOU. Management is committed to resolving the issues addressed in the MOU as promptly as possible, and has already taken numerous steps to address these matters prior to executing the MOU.
     Following a review of the Company by the Federal Reserve Bank of Chicago (“Federal Reserve”), the Board of Directors of the Company adopted a Board Resolution dated November 17, 2009 whereby the Company agreed to obtain written approval from the Federal Reserve prior to: (1) paying dividends to common or preferred stockholders (2) increasing holding company level debt or subordinated debentures issued in conjunction with trust preferred securities obligations (3) paying interest on subordinated debentures.
     In response, in November 2009, the Company notified the U.S. Treasury Department of its intent to suspend its dividend payments on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A. The suspension of the dividend payments is permissible under the terms of the TARP Capital Purchase Program, but the dividend is a cumulative dividend and failure to pay dividends for six dividend periods would trigger board of director appointment rights for the holder of the Series A Preferred Stock. While dividends are being deferred on the preferred stock issued under the TARP Capital Purchase Program, the Company may not pay dividends on its common stock. Also, per the Board Resolution, in November 2009, the Company notified the trustee that holds the Company’s junior subordinated debentures relating to its trust preferred securities that the Company would be deferring its regularly scheduled quarterly interest payments. The Company has the right to defer the payment of interest on the junior subordinated debentures at any time, for a period not to exceed 20 consecutive quarters. During the deferral period, the Company may not pay any dividends on its common or preferred stock. Accordingly, the Company may not now pay dividends on its common stock and does not contemplate the ability to pay dividends on its common stock for the foreseeable future.
For subsequent events affecting regulatory matters, see Note 21 and Note 22.

Note 14 — Commitments, Off-Balance Sheet Risk, and Contingencies
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
     At year-end 2009 and 2008, reserves of $9,108,000 and $6,262,000 were required as deposits with the Federal Reserve or as cash on hand. At year-end 2009, the Company earns interest on its deposits at the Federal Reserve at a rate of 0.25%.
     Cash and cash equivalents at December 31, 2009 and 2008 included $17,956,000 and $14,352,000 at the Company’s main correspondent bank, Bank of America, Chicago IL.
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
     A summary of the notional or contractual amounts of financial instruments with off-balance-sheet risk at year-end follows:

	2009	2008
Unused lines of credit and commitments to make loans:
Fixed rate	$8,496	$12,583
Variable rate	50,241	70,825

Total	$58,737	$83,408

Standby letters of credit	$6,535	$7,800
Commitments to make loans at a fixed rate have interest rates ranging primarily from 6.00% to 7.50% at December 31, 2009.
Commitments to make loans to related parties totaled $1,887,000 and $1,885,000 at December 31, 2009 and 2008.
     Other real estate includes a property acquired in 1987 through the receipt of a deed in lieu of foreclosure. This property is a former commercial/industrial site located overlooking Lake Michigan in Waukegan, Illinois, with a carrying value of $2,081,000 at December 31, 2009. During the fourth quarter of 2009, the Company had an independent environmental consultant update its opinion as to the estimated environmental remediation costs that may be incurred in disposing of this property. This updated report estimated that there were costs remaining of approximately $104,000 to achieve acceptable levels of contaminants for commercial/industrial or restricted residential land use and to prevent migration of contaminants to adjoining off-site properties and Lake Michigan. The Company has made environmental improvements to the property of $90,000 and $281,000 during 2009 and 2008, respectively. No determination has yet been made as to the ultimate use of the property, which must be approved by the City of Waukegan as part of its Lakefront Downtown Master Plan. The appraised value of the property supports the Company’s carrying value plus the estimated remaining remediation costs. At this time no liability has been recorded for the remaining estimated environmental remediation costs.

Note 15 — Earnings Per Share and Capital Matters
(Table amounts in $ 000s, except per share data)
     Information related to common stockholders’ equity at December 31, 2009 and 2008 was as follows:

	2009	2008

Par value per share	$0.40	$0.40
Authorized shares	6,500,000	6,500,000
Issued shares	4,472,255	4,472,255
Outstanding shares	4,072,255	4,072,255
Treasury shares	400,000	400,000
     Net (loss) income was utilized to calculate earnings (loss) per share for all years presented. During 2009, the Company had preferred stock and common stock equivalents from warrants related to funds received from the U.S. Department of the Treasury (the “Treasury Department”) through its Capital Purchase Program. However, common stock equivalents from warrants during 2009 were antidilutive and, therefore, not considered in computing diluted earnings per share. The Company had no common stock equivalents during 2008 and 2007.
     Net (loss) income available to common stockholders was utilized to calculate both basic and diluted earnings per share for all years presented. Information regarding weighted average shares utilized in computing basic and diluted earnings per share is as follows:

	2009	2008	2007

Basic earnings per share:
Net (loss) income	$(35,558)	$(9,273)	$4,388

Dividends to preferred stockholders	743	0	0
Accretion of discount on preferred stock	111	0	0

Net (loss) income available to common stockholders	$(36,412)	$(9,273)	$4,388

Weighted average common shares outstanding	4,072,255	4,102,276	4,189,256

Basic earnings per share	$(8.94)	$(2.26)	$1.05

Diluted earnings per share:
Net (loss) income	$(35,558)	$(9,273)	$4,388

Dividends to preferred stockholders	743	0	0
Accretion of discount on preferred stock	111	0	0

Net (loss) income available to common stockholders	$(36,412)	$(9,273)	$4,388

Weighted average common shares outstanding	4,072,255	4,102,276	4,189,256
Add: Dilutive effect of common stock equivilents	0	0	0

Weighted average common and dilutive common shares outstanding	4,072,255	4,102,276	4,189,256

Diluted earnings per share	$(8.94)	$(2.26)	$1.05

Note 16 — Other Comprehensive (Loss) Income
(Table amounts in $ 000s)
Other comprehensive (loss) income components and related taxes were as follows:

Years ended December 31,	2009	2008	2007

Changes in unrealized holding gains on securities available for sale	$(4,370)	$(8,613)	$3,024
Reclassification adjustments for gains recognized in income	(3,908)	(40)	0
Impairment losses recognized in income	3,052	10,541	0

Net unrealized (losses) gains	(5,226)	1,888	3,024
Adjustment for change in accounting from adoption of new accounting pronouncement (see Note 1)	1,572	0	0
Tax effect	1,431	(749)	(1,172)

Other comprehensive (loss) income	$(2,223)	$1,139	$1,852

Note 17 — Fair Value Measurement
(Table amounts in $ 000s)
     Below shows information about the Company’s securities that were measured at fair value on a recurring basis at year-end 2009, and the valuation techniques used by the Company on a recurring basis at year-end 2009 and 2008, and the valuation techniques used by the Company to determine fair values.
     In general, fair values determined by Level 1 inputs use a quoted price in active markets for identical securities that the Company had the ability to access.
     Fair values determined by Level 2 inputs use other inputs that are observable, either directly or indirectly. These Level 2 inputs include quoted prices for similar securities in active markets, and other input such as interest rates and yield curves that are observable at commonly quoted intervals.
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
     On an annual basis, the Company validates the measurement of the fair values of its securities to an independent securities valuation firm. This independent securities valuation firm determines the fair values of the securities portfolio that is then compared to the fair value using the methods outlined. When this validation was last done on September 30, 2009, the difference between the fair value reported and the fair value determined by the independent securities valuation firm was considered immaterial.

Fair Value Measurements at Reporting Date Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Securities Available for Sale	Total	(Level 1)	(Level 2)	(Level 3)

At December 31, 2009	$133,421	$1,006	$132,378	$37

At December 31, 2008	$103,194	$1,024	$99,905	$2,265

The Company’s change in Level 3 measured at fair value on a recurring basis were as follows:

Securities
Available
for Sale
Balance at December 31, 2007	$0
Total realized losses included in income	(8,529)
Total unrealized gains (losses) included in other comprehensive income	0
Net transfers into Level 3	10,794

Balance at December 31, 2008	2,265
Total realized losses included in income	(3,052)
Total unrealized gains (losses) included in other comprehensive income	830
Net principal reductions	(6)
Net transfers into Level 3	0

Balance at December 31, 2009	$37

Note 17 — Fair Value Measurement (continued)
(Table amounts in $ 000s)
     The Company used accounting guidelines to determine other than temporary impairment losses on its Collateralized Debt Obligations (“CDOs”) as the fair values of these securities were not readily determinable by the market. The impairment losses on the CDOs were due to defaults and deferral of payments by the financial institutions and insurance companies that issued the debt underlying the securities. The Company used cash flow analyses on its CDOs to determine other than temporary impairment losses of $3,052,000 on these CDOs during 2009. The cash flow analyses used at December 31, 2009 assumed that 5.00 percent of the debt that underlies the CDOs will default during 2010, and annually thereafter, there will be defaults of 1.25 percent and recoveries of .15 percent lagging two years after the defaults. The Company believes that these estimates are supportable based on its analyses of actual defaults and deferrals and of the actual financial condition of the debtors underlying the CDOs. At year-end 2009 and 2008, the Company’s carrying value of the CDOs was $37,000 an $2,265,000, respectively.
     The Company also has assets that under certain conditions are subject to measurement at fair value on a nonrecurring basis. These assets are held to maturity loans or other real estate owned that are considered impaired per accounting principles. The Company has estimated the fair value of these impaired assets using Level 3 inputs, specifically discounted cash flow projections or fair value of collateral.

Fair Value Measurements at Reporting Date Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Impaired Loans	Total	(Level 1)	(Level 2)	(Level 3)
At December 31, 2009	$25,447	$0	$0	$25,447

At December 31, 2008	$22,822	$0	$0	$22,822

     During 2009 and 2008, the Company recorded adjustments to certain collateral dependent loans that were measured for impairment in accordance with accounting guidelines. Such amounts are generally based on the estimated underlying collateral values less estimated costs to sell that support the loans. In cases where the carrying value of the loans exceed the estimated fair value of the collateral less estimated costs, an impairment loss was recognized.

Fair Value Measurements at Reporting Date Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Impaired Other Real Estate Owned	Total	(Level 1)	(Level 2)	(Level 3)

At December 31, 2009	$13,185	$0	$0	$13,185

At December 31, 2008	$982	$0	$0	$982

     During 2009 and 2008, the Company recorded adjustments to certain properties carried as other real estate owned that were measured for impairment in accordance with accounting guidelines. Such amounts are generally based on the estimated underlying fair values of the properties less estimated costs to sell. In cases where the carrying value of the properties exceed the estimated fair value of the property less estimated costs, an impairment loss was recognized.

Note 18 — Fair Values of Financial Instruments
(Table amounts in $ 000s)
     The following methods and assumptions were used to estimate fair values for financial instruments. Securities fair values are based on quoted market prices or, if no quotes are available, on the rate and term of the security and or information about the issuer. For loans, leases, deposits, securities sold under repurchase agreements and fixed rate FHLB advances, the fair value is estimated by discounted cash flow analysis using market rates for the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable. Then fair value of off-balance sheet items is based on the fees or cost that would currently be charged to enter or terminate such arrangements, and the fair value is not material.
The estimated year end fair values of financial instruments were:

	Carrying	Estimated
2009	Value	Fair Value

Financial assets:
Cash and cash equivalents	$34,194	$34,194
Securities available for sale	133,421	133,421
Loans and leases, net	413,259	418,085
Federal Home Loan Bank stock	1,801	1,801
Accrued interest receivable	2,203	2,203

Financial liabilities:
Deposits	$(517,236)	$(519,606)
Securities sold under repurchase agreements	(49,364)	(49,244)
Subordinated debentures	(10,000)	(6,728)
Advances from borrowers for taxes and insurance	(898)	(898)
Accrued interest payable	(1,773)	(1,773)

	Carrying	Estimated
2008	Value	Fair Value

Financial assets:
Cash and cash equivalents	$21,868	$21,868
Securities available for sale	103,194	103,194
Loans and leases, net	470,410	485,206
Federal Home Loan Bank stock	1,757	1,757
Accrued interest receivable	2,334	2,334

Financial liabilities:
Deposits	$(500,821)	$(505,905)
Securities sold under repurchase agreements	(42,574)	(42,541)
Federal Home Loan Bank advances	(20,000)	(20,004)
Subordinated debentures	(10,000)	(10,151)
Advances from borrowers for taxes and insurance	(1,011)	(1,011)
Accrued interest payable	(2,331)	(2,331)

Note 19 — Parent Company Condensed Financial Statements
(Table amounts in $ 000s)
     Following are condensed parent company financial statements:
Condensed Balance Sheets

December 31,	2009	2008

Assets
Cash on deposit at subsidiary bank — noninterest bearing	$1,024	$1,604

Interest-bearing deposits in unaffiliated bank	0	0

Total cash and cash equivalents	1,024	1,604
Investment in wholly-owned subsidiary bank	49,769	62,436
Investment in wholly-owned subsidiary company	26	7,239
Other assets	3	458

Total assets	$50,822	$71,737

Liabilities and Stockholders’ Equity
Accounts payable and other liabilities	$521	$123
Subordinated debentures	10,000	10,000

Total liabilities	10,521	10,123
Stockholders’ equity	40,301	61,614

Total liabilities and stockholders’ equity	$50,822	$71,737

Condensed Statements of Operations

Years ended December 31,	2009	2008	2007

Operating income
Dividends from NorStates Bank	$0	$9,951	$2,936
Dividends from NorProperties, Inc	5,473	0	0
Interest income	0	0	2

Total operating income	5,473	9,951	2,938
Operating expenses
Interest expense	455	570	680
Other operating expenses	417	264	264

Total operating expenses	872	834	944

Income before income taxes and equity in undistributed (overdistributed) earnings of wholly-owned subsidiaries	4,601	9,117	1,994
Income tax benefit (expense)	(52)	323	365

Income before equity in undistributed (overdistributed) earnings of wholly owned subsidiaries	4,549	9,440	2,359
Equity in undistributed (overdistributed) earnings of NorStates Bank	(32,894)	(17,652)	2,029
Equity in undistributed (overdistributed) earnings of NorProperties, Inc	(7,213)	(1,061)	0

Net (loss) income	$(35,558)	$(9,273)	$4,388

Note 19 — Parent Company Condensed Financial Statements (continued)
(Table amounts in $ 000s)
Condensed Statements of Cash Flows

Years ended December 31,	2009	2008	2007

Cash flows from operating activities
Net (loss) income	$(35,558)	$(9,273)	$4,388
Adjustments to reconcile net income to to net cash from operating activities
Equity in (undistributed) overdistributed earnings of NorStates Bank	32,894	17,652	(2,029)
Equity in (undistributed) overdistributed earnings of NorProperties, Inc	7,213	1,061	0
Write-down of goodwill	85	0	0
(Increase) decrease in other assets	45	88	86
Increase (decrease) in other liabilities	398	(13)	16

Net cash provided from operating activities	5,077	9,515	2,461

Cash flows from investing activities
Investment in NorStates Bank	(22,450)	0	0
Investment in NorProperties Inc	0	(8,300)	0

Net cash used from investing activities	(22,450)	(8,300)	0

Cash flows from financing activities
Purchases of treasury stock	0	(2,078)	(1,241)
Net proceeds from the issuance of preferred stock	17,211	0	0
Dividends paid on preferred stock	(418)	0	0
Dividends paid on common stock	0	(1,628)	(3,008)

Net cash provided (used) from financing activities	16,793	(3,706)	(4,249)

Decrease in cash and cash equivalents	(580)	(2,491)	(1,788)
Cash and cash equivalents at beginning of year	1,604	4,095	5,883

Cash and cash equivalents at end of year	$1,024	$1,604	$4,095

Note 20 — Quarterly Financial Data (Unaudited)
(Table amounts in $000s, except per share data)

	Interest	Net Interest	Net (Loss)	Earnings per Share
2009	Income	Income	Income	Basic and Diluted (1)

First quarter (2)	$7,789	$4,793	$(1,457)	$(0.39)
Second quarter (3)	7,213	4,566	(11,831)	(2.97)
Third quarter (4)	7,375	4,963	(17,742)	(4.42)
Fourth quarter (5)	6,961	4,829	(4,528)	(1.17)
	$29,338	$19,151	$(35,558)	$(8.94)

	Interest	Net Interest	Net (Loss)	Earnings per Share
2008	Income	Income	Income	Basic and Diluted (1)

First quarter	$9,319	$5,383	$1,201	$0.29
Second quarter (6)	8,881	5,556	(150)	(0.04)
Third quarter (7)	8,960	5,748	(2,781)	(0.68)
Fourth quarter (8)	7,714	4,392	(7,543)	(1.85)
	$34,874	$21,079	$(9,273)	$(2.26)

(1)	Earnings per share for the quarters and fiscal year have been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of rounding, and differences to average shares outstanding quarter to quarter.

(2)	During the first quarter 2009, there was a provision for loan and lease losses of $1.7 million as nonperforming loans increased $2.4 million from year-end 2008 and real estate values on properties used as collateral for the nonperforming loans declined. The Company also recognized a loss on the sale of other real estate owned of $1.7 million.

(3)	During the second quarter 2009, the Company recognized a $9.5 million one-time write-down of goodwill due to the economy negatively affecting bank stock prices and the Company’s earnings. The provision for loan and lease losses was $3.7 million as nonperforming loans increased $10.6 million during the quarter. Impairment write-downs of $628,000 to collateralized debt obligations in the Company’s securities portfolio were also recognized.

(4)	During the third quarter 2009, the Company had a provision for loan and lease losses of $12.8 million of which $8.3 million was specifically allocated to a $10.3 million loan relationship that had allegations of possible fraud. The Company recognized $9.2 million of increased income tax expense as accounting rules required the creation of a deferred tax asset valuation allowance. The Company took $2.4 million of additional impairment write-downs to its collateralized debt obligations in the Company’s securities portfolio.

(5)	During the fourth quarter 2009, the Company had gains from the sale of investment securities of $3.9 million. The provision for loan and lease losses was $4.6 million as real estate values on properties used as collateral for the nonperforming loans declined The Company recognized $4.5 million of increased income tax expense as accounting rules required an adjustment to the deferred tax asset valuation allowance. Declining real estate values also caused the Company to recognize a write-down to its other real estate owned of $1.7 million.

(6)	During the second quarter 2008, there was a provision for loan and lease losses of $2.7 million due to the growth in nonperforming loans by $7.6 million from year-end 2007.

(7)	During the third quarter 2008, there was a provision for loan and lease losses of $5.1 million due to the growth in nonperforming loans by $8.2 million during the quarter. In addition, the Company recognized impairment losses on its securities of $2.3 million mainly relating to impairment to its investment in Federal National Mortgage Association and Federal Home Loan Mortgage Corporation preferred stocks.

(8)	During the fourth quarter 2008, the Company recognized impairment losses of $8.4 million on its other bond securities consisting of collateralized debt obligation securities. In addition, there was a provision for loan and lease losses of $5.5 million due to the growth in nonperforming loans by $9.2 million during the quarter. Approximately $1.1 million in loan interest income was also reversed out of interest income as nonperforming loans were placed on nonaccrual status.

Note 21 – Subsequent Events
     During the fourth quarter of 2009, the FDIC and the IDFPR conducted a risk management review of the Bank. As a result of that review, during the first quarter of 2010, the FDIC and the IDFPR advised management of their decision to propose that the Bank be required to enter into a joint Consent Order, whereby the Bank would agree, among other things, to: (1) maintain a Leverage Ratio of at least 8% and a Total Risk-Based Capital Ratio of at least 12%, (2) prohibit the extension of additional credit to any existing borrower with an outstanding classified loan or a loan that has been previously charged-off, (3) adopt written action plans to reduce the Bank’s level of classified assets and delinquent loans and to reduce concentrations of credit identified by the examiners, and (4) adopt a profit plan, a capital contingency plan and a liquidity plan. A final Consent Order has not yet been negotiated. The Bank expects to report to the FDIC and the IDFPR quarterly regarding its progress in complying with the provisions to be included in the Consent Order. Should the Bank enter into the Consent Order, and because the Consent Order establishes specific capital amounts to be maintained by the Bank, the Bank will not be considered better than “adequately capitalized” for capital adequacy purposes, even if the Bank exceeds the levels of capital set forth in the Consent Order. Currently, the Bank does exceed the capital levels being proposed by the FDIC and the IDFPR in the proposed Consent Order.
Note 22 – Management Plans
     For the year ended December 31, 2009, the Company had a net loss of approximately $35,558,000. As of December 31, 2009, the Bank’s total risk-based capital ratio was above well capitalized while core Tier 1 ratios are still above well capitalized. In addition, the Bank experienced significant decline in asset quality related to loans and investments largely due to downturns in the national and regional real estate market, but also because of other general economic conditions. The financial impact of the aforementioned events has resulted in notification by the Bank’s Federal and State regulators subsequent to year-end that they intend to issued a formal Consent Order based on the FDIC risk management review conducted prior to year-end as described in Note 21.
     Definitive plans are being developed to conduct a formal assessment of Bank’s management. The Bank continues to dedicate significant resources to effectively identify, monitor, and manage problem assets and reduce real estate loan concentrations. The Company does not intend to replace its expected reductions in real estate concentrations due to liquidity and capital considerations. Dividends have already been restricted and the Company has suspended its dividend payments on its Series A Preferred Stock issued to the Treasury Department as is permissible under the terms of the TARP Capital Purchase Program.
     In view of these matters, the Bank’s ability to improve its financial condition is dependent upon the success of management’s plans to address concerns regarding profitability and asset quality. The Bank’s management believes they have taken appropriate steps aimed at returning the Bank to profitability and improving asset quality. Management’s success will ultimately be determined by its implementation of its plans, as well as factors beyond its control, such as the economy and the real estate market.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.

Item 9A(T).	Controls and Procedures.
Disclosure Control and Procedures
     The Company maintains disclosure and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports it furnishes to or files with the Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision and with the participation of the President and Chief Executive Officer and Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon, and as of the date of that evaluation, the President and Chief Executive Officer and Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms.

Report of Management on Internal Control over Financial Reporting
     The management of Northern States Financial Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
     Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework”. Based on that assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective based on the criteria established in “Internal Control-Integrated Framework”.

/s/ Scott Yelvington	/s/ Brett Houston

Scott Yelvington	Brett Houston
President & Chief Executive Officer	Vice President & Chief Financial Officer
     This annual report does not included an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Commission that permit the Company to provide only management’s report in the annual report.

Changes in Internal Control over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.
     None.
PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.
Directors
     The information required by this item with respect to Directors of the Company is set forth under the caption “Directors and Executive Officers” in the Company’s definitive proxy statement, relating to its 2010 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of December 31, 2009 and is incorporated herein by reference as if set forth in full herein as permitted by the General Instruction G(3) to Form 10-K.
Executive Officers
     The Company’s executive officers are Scott Yelvington, President and Chief Executive Officer of the Company, Brett Houston, Vice President and Chief Financial Officer of the Company, Kerry Biegay, Vice President and Secretary of the Company, Thomas M. Nemeth, Vice President and Treasurer of the Company, and Shelly Christian, Executive Vice President and Chief Lending Officer of the Bank. The information called for by this item with respect to executive officers is set forth under the caption “Directors and Executive Officers” in the Company’s Proxy Statement and is incorporated herein by reference.
     The information set forth under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement is incorporated herein by reference.
     Information regarding the Company’s Nominating and Corporate Governance Committee of its Board of Directors and the procedures by which stockholders may recommend nominees to the Company’s Board of Directors, and information regarding the Company’s Audit Committee of its Board of Directors and its “audit committee financial expert”, is included in the Company’s Proxy Statement under the headings “Corporate Governance — Board Committees — Director Nomination Process”, “Corporate Governance — Board Committees — Stockholder Recommendations”, “Corporate Governance — Board Committees — Nominating and Corporate Governance Committee”, and “Corporate Governance — Board Committees — Audit Committee” and is incorporated herein by reference.
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
     The information called for by this item is set forth under the captions “Compensation Discussion and Analysis”, “Summary Executive Officer Compensation”, “Director Compensation”, “Directors Compensation for 2009”, “Compensation and Employee Benefits Committee Report”, and “Summary Compensation Table” in the Company’s Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans
     The following table sets forth information, as of December 31, 2009, relating to our equity compensation plan pursuant to which equity awards are authorized for issuance.

	Equity Compensation Plan Information
			Number of securities
		Weighted-average	remaining available for
	Number of securities to	exercise price of	future issuance under
	be issued upon exercise	outstanding options,	equity compensation plans
	of outstanding options,	warrants, and	(excluding securities
	warrants, and rights	rights	reflected in column (a))
Equity Compensation Plan Category	(a)	(b)	(c)
Approved by securities holders(1)	0	$0	400,000
Not approved by security holders	0	0	—

Total	0	$0	400,000

(1)	Includes all shares authorized for issuance under the Company’s 2009 Restricted Stock Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
     The information called for by this item is set forth under the captions “Certain Relationships and Related Transactions”, “Directors and Executive Officers” and “Corporate Governance — Board Committees” in the Company’s Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.
     The information called for by this item is set forth under the caption “Ratification of the Selection of Independent Auditors” in the Company’s Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a).1	Financial Statements
All financial statements of the Company are incorporated herein by reference as set forth under Item 9, Part II of this report on Form 10-K.

2.	Financial Statement Schedules – Not applicable

3.	Exhibits (numbered in accordance with Item 601 of Regulation S-K)

The following exhibits are filed as part of this report:

3.1	Certificate of Incorporation of the Company, as amended (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 000-19300)).

3.2	Certificate of Amendment of the Certificate of Incorporation of the Company, as amended, dated April 27, 1998 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-19300) filed on March 25, 2009).

3.3	Certificate of Amendment of the Certificate of Incorporation of the Company, as amended, dated January 20, 2009 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-19300) filed on March 25, 2009).

3.4	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, dated February 18, 2009 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-19300) filed on February 20, 2009).

3.5	Amended and Restated By-laws of the Company dated April 20, 2004 (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-19300) filed on May 10, 2004).

4.1	Form of Certificate of the Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-19300) filed on February 20, 2009).

4.2	Warrant to purchase shares of Common Stock (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 000-19300) filed on February 20, 2009).

10.1	Letter Agreement including the Securities Purchase Agreement – Standard Terms attached thereto, dated February 20, 2009, between the Company and the U.S. Department of the Treasury, with respect to the issuance and sale of Preferred Stock and the Warrant (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-19300) filed on February 20, 2009).

10.2	Side Letter with the U.S. Department of the Treasury, dated February 20, 2009, relating to the Letter Agreement and Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-19300) filed on February 20, 2009).

10.3	Form of Senior Executive Officer Letter Agreement and Waiver executed by each of the following executive officers of the Company as required pursuant to the Securities Purchase Agreement dated February 20, 2009 entered into between the Company and the U.S. Department of the Treasury: Fred Abdula, Kerry Biegay, Shelly Christian, Brett Houston, Thomas Nemeth and Scott Yelvington (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-19300) filed on March 25, 2009).*

10.4	Employment Agreement by and between NorStates Bank and Scott Yelvington dated September 16, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-19300) filed on September 17, 2008).*

10.5	Northern States Financial Corporation 2009 Restricted Stock Plan (incorporated herein by reference to Appendix A to the Proxy Statement for Northern States Financial Corporation’s 2009 Annual Meeting of Stockholders (File No. 000-19300) filed on April 23, 2009).*

11.1	Statement of Computation of Per Share Earnings. Contained in Notes 1 and 15 to the consolidated financial statements.

14	Code of Ethics.

21	List of Subsidiaries.

24	Power of Attorney (set forth on signature page).

31.1	Section 302 Certification of President and Chief Executive Officer.

31.2	Section 302 Certification of Vice President and Chief Financial Officer.

32	Section 906 Certification.

99.1	Certification of Chief Executive Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009.

99.2	Certification of Chief Financial Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009.

*	Exhibits 10.3 through10.5 are management contracts or compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, on this 26th day of March 2010.
NORTHERN STATES FINANCIAL CORPORATION
(Registrant)

Scott Yelvington,
President and Chief Executive Officer
/s/ Scott Yelvington	(Principal Executive Officer)

Brett Houston,
Vice President and Chief Financial Officer
/s/ Brett Houston	(Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY
     Each director of the Registrant, whose signature appears below, hereby appoints Scott Yelvington and Brett Houston and each of them severally, as his attorney-in-fact, to sign in his name and on his behalf, as a director of the Registrant, and to file with the Commission any and all Amendments to this Report on Form 10-K, on this 16th day of March 2010.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on this 16th day of March 2010.

Fred Abdula, Director	/s/ Fred Abdula

Kenneth W. Balza, Director	/s/ Kenneth W. Balza

Theodore A. Bertrand, Director	/s/ Theodore A. Bertrand

Jack H. Blumberg, Director	/s/ Jack H. Blumberg

Frank J. Furlan, Director	/s/ Frank J. Furlan

James A. Hollensteiner, Director	/s/ James A. Hollensteiner

Allan J. Jacobs, Director	/s/ Allan J. Jacobs

Raymond M. Mota, Director	/s/ Raymond M. Mota

Scott Yelvington, Director	/s/ Scott Yelvington

EXHIBIT INDEX
Exhibits
3.1	Certificate of Incorporation of the Company, as amended (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 000-19300)).

3.2	Certificate of Amendment of the Certificate of Incorporation of the Company, as amended, dated April 27, 1998 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-19300) filed on March 25, 2009).

3.3	Certificate of Amendment of the Certificate of Incorporation of the Company, as amended, dated January 20, 2009 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-19300) filed on March 25, 2009).

3.4	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, dated February 18, 2009 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-19300) filed on February 20, 2009).

3.5	Amended and Restated By-laws of the Company dated April 20, 2004 (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-19300) filed on May 10, 2004).

4.1	Form of Certificate of the Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-19300) filed on February 20, 2009).

4.2	Warrant to purchase shares of Common Stock (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 000-19300) filed on February 20, 2009).

10.1	Letter Agreement including the Securities Purchase Agreement – Standard Terms attached thereto, dated February 20, 2009, between the Company and the U.S. Department of the Treasury, with respect to the issuance and sale of Preferred Stock and the Warrant (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-19300) filed on February 20, 2009).

10.2	Side Letter with the U.S. Department of the Treasury, dated February 20, 2009, relating to the Letter Agreement and Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-19300) filed on February 20, 2009).

10.3	Form of Senior Executive Officer Letter Agreement and Waiver executed by each of the following executive officers of the Company as required pursuant to the Securities Purchase Agreement dated February 20, 2009 entered into between the Company and the U.S. Department of the Treasury: Fred Abdula, Kerry Biegay, Shelly Christian, Brett Houston, Thomas Nemeth and Scott Yelvington (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-19300) filed on March 25, 2009).*

10.4	Employment Agreement by and between NorStates Bank and Scott Yelvington dated September 16, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-19300) filed on September 17, 2008).*

10.5	Northern States Financial Corporation 2009 Restricted Stock Plan (incorporated herein by reference to Appendix A to the Proxy Statement for Northern States Financial Corporation’s 2009 Annual Meeting of Stockholders (File No. 000-19300) filed on April 23, 2009).*

11.1	Statement of Computation of Per Share Earnings. Contained in Notes 1 and 15 to the consolidated financial statements.

14	Code of Ethics.

21	List of Subsidiaries.

24	Power of Attorney (set forth on signature page).

31.1	Section 302 Certification of President and Chief Executive Officer.

31.2	Section 302 Certification of Vice President and Chief Financial Officer.

32	Section 906 Certification.

99.1	Certification of Chief Executive Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009.

99.2	Certification of Chief Financial Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009.

*	Exhibits 10.3 through10.5 are management contracts or compensatory plans or arrangements.