Form 10-Q
period 2010-03-31
NORTHERN STATES FINANCIAL CORP /DE/
filed 2010-05-05
CIK 744485

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549
________________________________________________________

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
       Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                     YES:  ☐              NO:  ☒

4,072,255 shares of common stock were outstanding at May 4, 2010

NORTHERN STATES FINANCIAL CORPORATION AND SUBSIDIARY
FORM 10-Q
For the Quarter Ended March 31, 2010
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Northern States Financial Corporation
Waukegan, Illinois

We have reviewed the accompanying interim condensed consolidated balance sheet of NORTHERN STATES FINANCIAL CORPORATION as of March 31, 2010, the condensed consolidated statements of income for the three month periods ended March 31, 2010 and 2009 and the condensed statements of cash flows and stockholders equity for the three month periods ended March 31, 2010 and 2009.  These interim financial statements are the responsibility of the company's management.

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

  /s/  Plante & Moran, PLLC

Chicago, Illinois
April 29, 2010

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2010 and December 31, 2009
(In thousands of dollars) (Unaudited)

	March 31, 2010	December 31, 2009
Assets
Cash and due from banks	$9,955	$10,646
Interest bearing deposits in financial institutions - maturities less than 90 days	3,414	2,760
Federal funds sold	29,839	20,788
Total cash and cash equivalents	43,208	34,194
Securities available for sale	96,814	133,421
Loans and leases	409,501	431,286
Less: Allowance for loan and lease losses	(21,122)	(18,027)
Loans and leases, net	388,379	413,259
Federal Home Loan Bank stock	1,801	1,801
Office buildings and equipment, net	9,596	9,719
Other real estate owned	27,089	19,198
Core deposit intangible asset	346	462
Accrued interest receivable and other assets	8,512	10,236
Total assets	$575,745	$622,290

Liabilities and Stockholders' Equity
Liabilities
Deposits
Demand - noninterest bearing	$61,150	$58,001
Interest bearing	415,344	459,235
Total deposits	476,494	517,236
Securities sold under repurchase agreements	43,265	49,364
Subordinated debentures	10,000	10,000
Advances from borrowers for taxes and insurance	1,375	898
Accrued interest payable and other liabilities	4,923	4,491
Total liabilities	536,057	581,989

Stockholders' Equity
Common stock (Par value $0.40 per share, authorized 6,500,000 shares, issued 4,472,255 shares and outstanding 4,072,255 at March 31, 2010 and December 31, 2009)	1,789	1,789
Preferred stock (Par value $0.40 per share, authorized 1,000,000 shares, issued 17,211 shares with liquidation amounts of $1,000.00 per share at March 31, 2010 and December 31, 2009)	16,672	16,641
Warrants (584,084 issued and outstanding at March 31, 2010 and December 31, 2009)	681	681
Additional paid-in capital	11,584	11,584
Retained earnings	18,383	20,632
Treasury stock, at cost (400,000 shares at March 31, 2010 and December 31, 2009)	(9,280)	(9,280)
Accumulated other comprehensive income	(141)	(1,746)
Total stockholders' equity	39,688	40,301
Total liabilities and stockholders' equity	$575,745	$622,290

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended March 31, 2010 and 2009
(In thousands of dollars, except per share data) (Unaudited)

	Three months ended
	March 31, 2010	March 31, 2009
Interest income
Loans (including fee income)	$5,179	$6,434
Securities
Taxable	1,015	1,254
Exempt from federal income tax	76	98
Federal funds sold and other	6	3
Total interest income	6,276	7,789
Interest expense
Time deposits	1,284	2,255
Other deposits	204	420
Repurchase agreements and federal funds purchased	76	171
Federal Home Loan Bank advances	8	27
Subordinated debentures	104	123
Total interest expense	1,676	2,996
Net interest income	4,600	4,793
Provision for loan and lease losses	3,713	1,704
Net interest income after provision for loan and lease losses	887	3,089
Noninterest income
Service fees on deposits	550	538
Trust income	191	172
Gain on sale of securities	653	0
Gain (loss) on sale of other real estate owned	138	(1,673)
Other than temporary impairment of securities	(208)	0
Noncredit portion of other than temporary impairment of securities	(20)	0
Other operating income	307	238
Total noninterest income	1,611	(725)
Noninterest expense
Salaries and employee benefits	1,795	2,101
Occupancy and equipment, net	629	732
Data processing	454	391
FDIC insururance	337	152
Legal	162	239
Audit and other professional	283	271
Amortization of core deposit intangible asset	116	116
Other operating expenses	719	821
Total noninterest expense	4,495	4,823
Income before income taxes	(1,997)	(2,459)
Income tax expense	0	(1,002)
Net loss	$(1,997)	$(1,457)

Dividends to preferred stockholders	221	98
Accretion of discount on preferred stock	31	20
Net loss to common stockholders	$(2,249)	$(1,575)

Basic loss per share	$(0.55)	$(0.39)

Diluted loss per share	$(0.55)	$(0.39)

Comprehensive loss	$(392)	$(2,192)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2010 and 2009
(In thousands of dollars) (Unaudited)

	Three months ended
	March 31, 2010	March 31, 2009
Cash flows - operating activities
Net loss	$(1,997)	$(1,457)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	163	157
Amortization of other intangible assets	116	116
Provision for loan and lease losses	3,713	1,704
Net gain on sales of securities	(653)	0
Impairment loss on securities	228	0
Net (gains)/losses on sale of other real estate owned	(138)	1,673
Net change in accrued interest receivable and other assets	727	(1,375)
Net change in accrued interest payable and other liabilities	211	332
Net cash - operating activities	2,370	1,150
Cash flows - investing activities
Proceeds from maturities, calls and principal reductions
of securities available for sale	3,589	5,448
Proceeds from sales of securities available for sale	41,193	0
Purchases of securities available for sale	(5,148)	(38)
Change in loans made to customers	13,111	3,443
Property and equipment expenditures	(40)	(97)
Improvements to other real estate owned	(29)	(5)
Proceeds from sales of other real estate owned	332	4,242
Net cash - investing activities	53,008	12,993
Cash flows - financing activities
Net increase (decrease) in:
Deposits	(40,742)	(301)
Securities sold under repurchase agreements and federal funds purchased	(6,099)	(3,820)
Advances from borrowers for taxes and insurance	477	195
Proceeds from issuance of preferred stock	0	17,211
Federal Home Loan Bank advances	0	10,000
Repayment of Federal Home Loan Bank advances	0	(10,000)
Net cash - financing activities	(46,364)	13,285
Net change in cash and cash equivalents	9,014	27,428
Cash and cash equivalents at beginning of period	34,194	21,868
Cash and cash equivalents at end of period	$43,208	$49,296

Noncash transfer of loans to other real estate owned	$8,056	$1,610

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
Three months ended March 31, 2010 and 2009
(In thousands of dollars, except for per share data) (Unaudited)

	Common Stock	Preferred Stock	Warrants	Additional Paid-In Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2008	$1,789	$0	$0	$11,584	$56,082	$(9,280)	$1,439	$61,614
Net loss					(1,457)			(1,457)
Issuance of preferred stock and warrants		16,530	681					17,211
Accrued dividend on preferred stock					(98)			(98)
Accretion of preferred stock discount issued		20			(20)			0
Unrealized loss on securities available for sale, net of deferred tax							(735)	(735)
Balance, March 31, 2009	$1,789	$16,550	$681	$11,584	$54,507	$(9,280)	$704	$76,535

Balance, December 31, 2009	$1,789	$16,641	$681	$11,584	$20,632	$(9,280)	$(1,746)	$40,301
Net loss					(1,997)			(1,997)
Accrued dividend on preferred stock					(221)			(221)
Accretion of preferred stock discount issued		31			(31)			0
Unrealized gain on securities available for sale, net of deferred tax							1,605	1,605
Balance, March 31, 2010	$1,789	$16,672	$681	$11,584	$18,383	$(9,280)	$(141)	$39,688

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

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

The interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes (or "notes thereto") of the Company for the years ended December 31, 2009 and 2008 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission.  The results of operations for the three month period ended March 31, 2010 included herein are not necessarily indicative of the results to be expected for the full year 2010.

Net income (loss) was utilized to calculate earnings (loss) per share for all periods presented.  During the periods presented, the Company had preferred stock and common stock equivalents from warrants related to funds received from the U.S Department of the Treasury (the “Treasury Department”) through its Capital Purchase Program.  However, common stock equivalents from warrants during the periods presented were antidilutive and, therefore, not considered in computing diluted earnings per share.  The average outstanding common shares used for earnings (loss) per share were as follows:

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended
	March 31,
	2010	2009
Basic earnings per share:
Net loss	$(1,997)	$(1,457)
Dividends accrued to preferred stockholders	221	98
Accretion of discount on preferred stock	31	20
Net loss available to common stockholders	$(2,249)	$(1,575)
Weighted average common shares outstanding	4,072,255	4,072,255
Basic loss per share	$(0.55)	$(0.39)

Diluted earnings per share:
Net loss	$(1,997)	$(1,457)
Dividends accrued to preferred stockholders	221	98
Accretion of discount on preferred stock	31	20
Net loss available to common stockholders	$(2,249)	$(1,575)
Weighted average common shares outstanding	4,072,255	4,072,255
Add: Dilutive effect of common stock equivalents	0	0

Weighted average common and dilutive common shares outstanding	4,072,255	4,072,255
Diluted loss per share	$(0.55)	$(0.39)

Note 2 – Preferred Stock

    On February 20, 2009, pursuant to the Treasury Department’s TARP Capital Purchase Program, the Company issued to the Treasury Department, in exchange for total proceeds of $17,211,000, (i) 17,211 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), par value $.40 per share and a liquidation amount per share equal to $1,000 per share, and (ii) a ten-year warrant (the “Warrant”) to purchase up to 584,084 shares of the Company’s common stock, at an exercise price of $4.42 per share.  The $17,211,000 proceeds were allocated to the Series A Preferred Stock and the Warrant based on the relative fair value of the instruments.  The fair value of the preferred stock was estimated using an approximate 12% discount rate and a five-year expected life.  A fair value of $681,000 was estimated for the warrants using a Black-Sholes valuation.  The assumptions used in the Black-Sholes valuation were as follows: $4.42 strike price based on the contract, approximately 53% for the calculated volatility, 3.1% for the weighted average dividends, five years for the expected term and 2% for the risk free rate.

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

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

In the event of a liquidation or dissolution of the Company, the Series A Preferred Stock then outstanding takes precedence over the Company’s common stock for the payment of dividends and distribution of assets.

Dividends are payable quarterly on the Series A Preferred Stock at an annual dividend rate of 5% per year for the first five years, and 9% per year thereafter.  The effective yield of the Series A Preferred Stock approximates 5.94%.  In November 2009, the Company notified the Treasury Department of its intent to suspend its dividend payments on its Series A Preferred Stock.  At November 15, 2009, the Company suspended its dividend payment to the Treasury Department of $215,000.  The suspension of dividend payments is permissible under the terms of the TARP Capital Purchase Program, but the dividend is a cumulative dividend and failure to pay dividends for six dividend periods would trigger board of director appointment rights for the holder of the Series A Preferred Stock.

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

The Company may not repurchase any of its common stock without the prior consent of the Treasury Department for as long as the shares of Series A Preferred Stock are outstanding to the Treasury Department or the Treasury Department transfers all of the Series A Preferred Stock it owns to third parties.

Note 3 – Common Stock

Information related to common stock at the dates indicated was as follows:

	March 31, 2010	December 31, 2009
Par value per share	$0.40	$0.40
Authorized shares	6,500,000	6,500,000
Issued shares	4,472,255	4,472,255
Treasury shares	400,000	400,000
Outstanding shares	4,072,255	4,072,255

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

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

Note 4 – Securities

At March 31, 2010 and December 31, 2009, the Company had the following securities in its investment securities portfolio:

		Gross Unrealized
March 31, 2010 ($000's)	Fair Value	Gain	Loss

U.S. Treasury	$1,002	$2	$—
States and political subdivisions	5,157	90	(14)
Mortgage-backed securities	86,560	377	(191)
Other bonds	17	—	(534)
Equity securities	4,078	24	—

Total securities available-for-sale	$96,814	$493	$(739)

		Gross Unrealized
December 31, 2009 ($000's)	Fair Value	Gains	Losses

U.S. Treasury	$1,006	$7	$—
States and political subdivisions	9,641	193	(27)
Mortgage-backed securities	118,729	207	(2,477)
Other bonds	37	—	(742)
Equity securities	4,008	—	(9)

Total securities available-for-sale	$133,421	$407	$(3,255)

During the first quarter of 2010 the Company sold investment securities, classified as available for sale, for liquidity purposes.  These securities had a carrying value of $40.5 million and the Company recognized a $653,000 gain receiving $41.2 million in proceeds.  There were no sales of securities available for sale during the three months ended March 31, 2009.  Contractual maturities of securities available for sale at March 31, 2010 were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

March 31, 2010 ($000's)	Fair Value

Due in one year or less	$2,967
Due after one year through five years	667
Due after five years through ten years	718
Due after ten years	1,824
6,176
Mortgage-backed securities	86,560
Equity securities	4,078
Total securities available-for-sale	$96,814

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

At March 31, 2010 and December 31, 2009, there were 11 and 20 securities, respectively, in an unrealized loss position.  Securities with unrealized losses at March 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	Less than 12 Months		12 Months or More		Total
March 31, 2010 ($000’s)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

States and political subdivisions	$170	$(1)	$776	$(13)	$946	$(14)
Mortgage-backed securities	35,148	(191)	—	—	35,148	(191)
Other bonds	0	0	17	(534)	17	(534)
Total temporarily impaired	$35,318	$(192)	$793	$(547)	$36,111	$(739)

	Less than 12 Months		12 Months or More		Total
December 31, 2009 ($000’s)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

States and political subdivisions	$616	$(7)	$771	$(20)	$1,387	$(27)
Mortgage-backed securities	100,181	(2,477)	—	—	100,181	(2,477)
Other bonds	—	—	37	(742)	37	(742)
Equity securities	3,965	(9)	—	—	3,965	(9)
Total temporarily impaired	$104,762	$(2,493)	$808	$(762)	$105,570	$(3,255)

At March 31, 2010, for those securities in a loss position, the Company does not have the intent to sell these securities and the Company believes it is unlikely that the Company will be required to sell these securities while they are in a loss position.

The other bonds consist of Collateralized Debt Obligations (“CDOs”).  During 2010, the Company had recognized impairment losses of $228,000 on these CDOs using cash flow analysis pursuant to the current guidelines on recognition of impairment losses.

The Company’s investment in CDOs at March 31, 2010 consisted of three securities; PreTSL XXII, PreTSL XXIV and PreTSL XXVII.  The Company’s CDOs consist of various tranches of each security with tranches having various risk factors and repayment schedules with an “A” tranche having the least risk and “D” and “Income Notes” having the highest risk.  For PreTSL XXII, the Company’s tranche level is “Mezzanine Class C-2” and at March 31, 2010, approximately 26.5% of the issuers of the debt underlying PreTSL XXII were in default or deferring payments on their debt as compared with 24.5% at year-end 2009.  For PreTSL XXIV, the Company’s tranche level is “Mezzanine Class D” and at March 31, 2010, approximately 31.4% of the issuers of the debt underlying PreTSL XXIV were in default or deferring payments on their debt as compared with 29.4% at year-end 2009.  For PreTSL XXVII, the Company’s tranche level is “Mezzanine Class C-1” and at March 31, 2010, approximately 25.1% of the issuers of the debt underlying PreTSL XXVII were in default or deferring payments on their debt as compared with 21.2% at year-end 2009.

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

Note 5 – Subordinated Debentures

During September 2005, the Company issued $10 million of trust preferred securities through Northern States Statutory Trust I, a wholly-owned grantor trust.  The Company issued $10 million of subordinated debentures to Northern States Statutory Trust I, which in turn issued $10 million of trust preferred securities.  The subordinated debentures mature in September 2035.  From December 2005 until September 15, 2010, the subordinated debentures bear interest at a rate equal to the sum of the product of 50% times the 3-month LIBOR plus 1.80%, plus the product of 50% times 6.186%, and thereafter at a rate equal to the 3-month LIBOR plus 1.80%.  The rate on the subordinated debentures was 4.12152% at March 31, 2010, which is the effective rate from March 15, 2010 through June 14, 2010.    For the three months ended March 31, 2010 and 2009, interest expense on the subordinated debentures was $104,000 and $123,000, respectively.

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

Note 6 – Subsequent Events

During the fourth quarter of 2009, the Federal Deposit Insurance Corporation (the “FDIC”) and the Illinois Department of Financial and Professional Regulation (the “IDFPR”) conducted a risk management review of the Bank.  As a result of that review, during the first quarter of 2010, the FDIC and the IDFPR advised management of their decision to propose that the Bank be required to enter into a joint Consent Order.

On April 16, 2010, the Bank and the FDIC and the IDFPR entered into a final joint Consent Order.  Pursuant to the Consent Order, among other things, the Bank has agreed to undertake the following:

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

(1)
increase the participation of the Bank’s Board of Directors in overseeing and supervising the affairs and activities of the Bank, including holding meetings of the Board no less frequently than monthly;

(2)
adopt and implement a program for monitoring compliance with the Consent Order, including establishing a committee comprised of at least three outside Bank board members responsible for such oversight;

(3)	maintain a Tier 1 capital to total assets ratio of at least 8% and a total risk-based capital ratio of at least 12%;

(4)
prohibit the extension of additional credit to or for the benefit of any existing borrower with a loan that has been previously charged-off or classified “loss” by the examiners, as well as prohibit the extension of additional credit in any amount in excess of $10,000 to any existing borrower with an outstanding classified or “special mention” loan unless the Board of Directors or a committee thereof determines the loan to be in the best interests of the Bank;

(5)	adopt a written action plan with respect to each classified asset and delinquent loan in excess of $1,000,000 for the purpose of reducing the Bank’s risk position with respect to such asset;

(6)	correct all deficiencies in the loans listed as “special mention” by the examiners;

(7)
adopt a written action plan to reduce and manage concentrations of credit identified by the examiners, including procedures that provide for the ongoing measurement and monitoring of the concentrations of credit, the performance of portfolio stress testing analysis and the setting of concentration limits commensurate with the Bank’s capital levels and overall risk profile;

(8)	provide for quarterly reviews of and adjustments to the allowance for loan and lease losses in accordance with bank regulatory guidelines;

(9)
implement revised written lending and collection policies as indicated by the examiners, as well as revised loan grading and review procedures, including procedures for periodic confirmation of the accuracy and completeness of the watch list and all risk grade assignments, identification of loan relationships that warrant special management attention, and identification and tracking of credit and collateral documentation exceptions;

(10)	adopt a written profit plan and comprehensive budget containing formal goals and strategies to reduce discretionary expenses and to improve the Bank’s overall earnings;

(11)
adopt a written contingency funding/liquidity plan which includes identification of the sources of liquid assets available to meet the Bank’s contingency funding needs over one-, two- and three-month time horizons;

(12)	adopt a revised investment policy and interest rate risk policy to address the recommendations of the examiners;

The Consent Order also prohibits the payment of any dividends by the Bank to the Company without the prior written consent of both the FDIC and the IDFPR.

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

Because the Consent Order establishes specific capital amounts to be maintained by the Bank, the Bank may not be considered better than “adequately capitalized” for capital adequacy purposes, even if the Bank exceeds the levels of capital set forth in the Consent Order. Currently, the Bank exceeds the capital levels established by the FDIC and the IDFPR in the Consent Order.

As an adequately capitalized institution, the Bank may not accept, renew or roll over brokered deposits without prior approval of the FDIC.  Brokered deposits also include deposits with rates of interest that are more than 75 basis points above the rate applicable to the applicable market of the Bank as determined by the FDIC.  The Bank has also applied for a designation by the FDIC that the Bank is operating in a high rate area, which if approved would give the Bank additional flexibility in offering competitive interest rates on deposits.

Any material failure to comply with the provisions of the Consent Order could result in additional enforcement actions by the FDIC as allowed by 12 U.S.C. §1818 and the IDFPR. While the Company intends to take such actions as may be necessary to enable the Bank to comply with the requirements of the Consent Order, there can be no assurance that the Bank will be able to comply fully with the provisions of the Consent Order, or that efforts to comply with the Consent Order will not have adverse effects on the operations and financial condition of the Company and the Bank.

Note 7 – Management Plans

Management and the Board of Directors are committed to complying with the terms of the Consent Order, and has already taken, and continues to take, numerous steps to address these matters.  The Bank will report to the FDIC and the IDFPR quarterly regarding its progress in complying with the provisions included in the Consent Order.  Compliance with the terms of the Consent Order will be an ongoing priority for management of the Bank.

The Bank continues to dedicate significant resources to effectively identify, monitor, and manage problem assets and reduce real estate loan concentrations.  A liquidity plan is being developed to identify the sources of liquid assets available to meet the Bank’s contingency funding.  Dividends have already been restricted and the Company has suspended its dividend payments on its Series A Preferred Stock issued to the Treasury Department as is permissible under the terms of the TARP Capital Purchase Program.  The Bank’s Tier 1 to average assets ratio and total capital to assets ratio, on a risk adjusted basis, were 8.11 percent and 12.43 percent, respectively, as of March 31, 2010 which were above the capital levels required by the Consent Order of 8.00 percent and 12.00 percent, respectively.

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

NORTHERN STATES FINANCIAL CORPORATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS.

The following discussion focuses on the consolidated financial condition of Northern States Financial Corporation (the “Company”) at March 31, 2010 and the consolidated results of operations for the three month period ended March 31, 2010, compared with the three month period ended March 31, 2009.  The purpose of this discussion is to provide a better understanding of the condensed consolidated financial statements of the Company and the operations of its two wholly-owned subsidiaries, NorStates Bank (the “Bank”) and NorProperties, Inc. (“NorProp”), and the Bank’s wholly-owned subsidiary, Northern States Community Development Corporation (“NSCDC”). This discussion should be read in conjunction with the interim condensed consolidated unaudited financial statements and notes thereto included herein.

Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties.  The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "plan," or similar expressions.  The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted.  The Company undertakes no obligation to update these forward-looking statements in the future.  The Company cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to March 31, 2010 to differ materially from those expressed in forward-looking statements.  Factors that could cause actual results to differ from those predicted and could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, the potential for further deterioration in the credit quality of the Company’s loan and lease portfolios, uncertainty regarding the Company’s ability to ultimately recover on loans currently on nonaccrual status, the Company’s ability to comply with the provisions of the Consent Order, unanticipated changes in interest rates, general economic conditions, increasing regulatory compliance burdens or potential legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the Company’s loan or investment portfolios, deposit flows, liquidity issues, competition, demand for loan products and financial services in the Company’s market area, and changes in accounting principles, policies and guidelines.  These risks and uncertainties should be considered in evaluating forward-looking statements.

OVERVIEW

Total assets at March 31, 2010 were $575.7 million, a decrease of $46.6 million from total assets of $622.3 million at December 31, 2009.  Loans totaled $409.5 million at March 31, 2010, a decrease of $21.8 million, or 5.1 percent, from loans of $431.3 million at December 31, 2009.  Loans decreased as $8.1 million in loans were transferred to other real estate owned and as the Company received scheduled principal loan payments and loan payoffs received in the normal course of business.  Investment in overnight federal funds sold increased to $29.8 million at March 31, 2010, as compared with $20.8 million at December 31, 2009, as the Company managed its liquidity levels.  During the first quarter of 2010, the Company sold $40.5 million of investment securities, classified as available for sale, for liquidity purposes.  The Company recognized a $653,000 gain from the sale of the securities while receiving $41.2 million in proceeds.  As a consequence, the Company’s securities portfolio was reduced to $96.8 million at March 31, 2010 as compared with $133.4 million at year-end 2009.

NORTHERN STATES FINANCIAL CORPORATION

Deposits totaled $476.5 million at March 31, 2010, decreasing $40.7 million from $517.2 million in deposits at December 31, 2009.  Much of the reduction to deposits came from decreases to brokered time deposits of $20.2 million, to $74.7 million at March 31, 2010, compared with $94.9 million at December 31, 2009.  During the first quarter of 2010, the Company decreased its brokered time deposits in expectation of entering into the Consent Order, as described in Note 6 above.  Deposits, net of brokered time deposits, declined $20.4 million to $401.8 million at March 31, 2010 as compared with $422.2 million at December 31, 2009.  The decrease to deposits net of brokered time deposits was primarily due to seasonal reductions to public and commercial deposits.

The Company had a loss for the three months ended March 31, 2010 of $2.0 million, or $.55 per share, compared with a loss of $1.5 million, or $0.39 per share for the same three months of 2009.  The loss in the first quarter of 2010 was due primarily to the provision to the allowance for loan and lease losses of $3.7 million, as compared with a provision of $1.7 million during the first quarter of 2009.  The first quarter 2010 provision of $3.7 million was primarily allocated to hotel/motel loan relationships where the borrowers have experienced cash flow difficulties.

The Company’s noninterest income increased $2.3 million during the quarter ended March 31, 2010 to $1.6 million as compared with a loss to noninterest income of $725,000 during the same quarter of 2009.  This loss to noninterest income during the first quarter of 2009 was the result of the Company recognizing a loss on the sale of other real estate owned of $1.7 million.  Noninterest income also increased during the first quarter of 2010 as the Company recognized a gain of $653,000 on the sale of $40.5 million of securities available for sale.

The Company’s noninterest expense was reduced $328,000 during the first quarter of 2010 as compared to the same quarter of 2009.  The lower first quarter 2010 noninterest expense was due to decreases to salaries and employee benefits of $306,000 as executive salaries were reduced and the number of Company employees March 31, 2010 declined by 13 as compared with staff levels at March 31, 2009.

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

The allowance for loan and lease losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan and lease losses and decreased by charge-offs less recoveries. Management analyzes the adequacy of the allowance for loan and lease losses at least quarterly. In its analysis management estimates the allowance balance required using past loan and lease loss experience, the nature and volume of the portfolio, information about specific borrower situations, the present value of expected cash flows and collateral values, economic conditions and other factors.  Allocations of the allowance may be made for specific loans and leases, but the entire allowance is available for any loan or lease that, based on management’s judgment, should be charged-off.  Based on management’s analysis, management believes the allowance for loan and lease losses at March 31, 2010 is adequate to cover probable incurred credit losses.

One of the components of the allowance for loan losses is historical loss experience.  Due to the increased historical losses during the past couple years, the loss percentages used were based on the recent trailing 12 months as it is believed to be more indicative of current loan loss estimates.

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

The Company analyzed its net deferred tax asset that totaled $14.5 million at March 31, 2010 due to its recent losses prior to income taxes.  The analysis of the deferred tax asset requires income projections into the future as well as any income tax refunds that the Company may be able to receive.  The Company’s deferred tax asset valuation allowance was $14.5 million at March 31, 2010 based on its analysis as compared with $13.7 million at December 31, 2009.  The Company will need to continue to analyze its deferred tax asset quarterly.

FINANCIAL CONDITION

The Company’s federal funds sold at March 31, 2010 increased to $29.8 million compared with $20.8 million at December 31, 2009 as the Company managed its liquidity.  The Company’s federal funds sold position increased primarily as the result of the receipt of $41.2 million in proceeds from the sale of investment securities classified as available for sale.  Federal funds sold are excess funds above what is necessary to maintain at the Federal Reserve that the Company lends/sells to other financial institutions on an overnight basis.  The Company also uses these funds for its liquidity needs.

The Company’s securities available for sale declined $36.6 million, or 27.4 percent, to $96.8 million at March 31, 2010 compared with $133.4 million at year-end 2009.  The Company’s investments in mortgage-backed securities decreased $32.2 million to $86.5 million at March 31, 2010 as compared with $118.7 million at December 31, 2009.  The Company’s investments in state and political subdivision securities decreased $4.5 million to $5.2 million at March 31, 2010 as compared with $9.6 million at December 31, 2009.  These decreases to the Company’s investment securities portfolio were the primarily the result of the sale of $37.1 million of mortgage-backed securities and $3.4 million of securities issued by state and political subdivisions during the first quarter of 2010, which together totaled $40.5 million. The Company sold these securities for liquidity purposes and recognized a gain of $653,000 on the sale of the securities.  At March 31, 2010, securities totaling $79.3 million were pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.

Loans and leases totaled $409.5 million at March 31, 2010, decreasing $21.8 million from $431.3 million at December 31, 2009.  The decrease was due in part to $8.1 million in loans that were transferred to other real estate owned.  The balance of the decrease to loans and leases was due to scheduled principal loan payments, loan payoffs and lower borrower demands attributed to the poor economy and to stricter loan underwriting.

Approximately 93 percent of the Bank’s loan portfolio at March 31, 2010 was secured by real estate.  The Company’s loans to the hotel industry totaled $71.6 million at March 31, 2010.    Loans totaling $37.0 million at March 31, 2010 were pledged to secure a line of credit from the Federal Home Loan Bank of Chicago.  At March 31, 2010, loans totaling $130.5 million had payment schedules where only interest is collected until the loans mature as compared with $121.7 million in loans at December 31, 2009.  At March 31, 2010, $25.9 million of the loans having interest only payments consisted of home equity loans.

NORTHERN STATES FINANCIAL CORPORATION

Loan commitments have decreased $10.4 million to $48.3 million at March 31, 2010, compared with $58.7 million at December 31, 2009, corresponding with the decline in loan demand during the first quarter of 2010.  Letters of credit also decreased during the three months ended March 31, 2010, to $6.2 million from $6.5 million at year-end.  At March 31, 2010, loans to related parties totaled $281,000 and loan commitments and letters of credit issued to related parties were $774,000.  Loans, loan commitments and letters of credit to related parties are made on the same terms and conditions that are available to the public.

Deposits totaled $476.5 million at March 31, 2010, decreasing $40.7 million or 7.9 percent from $517.2 million at year-end 2009.   Brokered time deposits decreased $20.2 million to $74.7 million or 15.7 percent of total deposits at March 31, 2010 as compared with $94.9 million or 18.4 percent of total deposits at December 31, 2009.  The decrease to brokered time deposits was planned as the Company lowered its dependence on brokered deposits in expectation of entering into the Consent Order. The Company expects to have further reductions to its brokered time deposits during 2010.

Because the Consent Order establishes specific capital amounts to be maintained by the Bank, the Bank may not be considered better than “adequately capitalized” for capital adequacy purposes, even if the Bank exceeds the levels of capital set forth in the Consent Order. Currently, the Bank exceeds the capital levels established by the FDIC and the IDFPR in the Consent Order.

As an adequately capitalized institution, the Bank may not accept, renew or roll over brokered deposits without prior approval of the FDIC.  Brokered deposits also include deposits with rates of interest that are more than 75 basis points above the rate applicable to the applicable market of the Bank as determined by the FDIC.  As of March 31, 2010, 15.67 percent of the Bank’s deposits were brokered deposits.  The Bank believes it will be able to find alternative funding sources for these brokered deposits as they come due.  Replacement funding sources for the maturing brokered deposits include, among other sources: the growth of core deposits from current and new retail and commercial customers; scheduled repayments on existing loans; and the possible sale of investment securities.  Furthermore, the Bank has applied for a designation by the FDIC that the Bank is operating in a high rate area, which if approved would give the Bank additional flexibility in offering competitive interest rates on deposits.  However, other depositors, including some local government entities, may not maintain their deposits at the Bank if the Bank is no longer well capitalized.

Total deposits also declined during the first quarter of 2010 due to the reduction to public deposits that decreased $7.0 million to $49.8 million at March 31, 2010 from $56.8 million at December 31, 2009.  Public deposit balances seasonally decline during the first half of the year as the public entities draw down their balances prior to the receipt of real estate tax collections late in the second quarter.  Also, it is expected that the Consent Order may cause some public depositors to further lower their deposit levels held at the Bank.   Commercial deposits also declined $4.5 million from year-end as commercial customers drew down their balances for business reasons.

Offsetting some of these decreases in deposits was increases to noninterest-bearing demand deposits.  These noninterest-bearing demand deposits increased $3.2 million to $61.2 million at March 31, 2010 as compared with $58.0 million at year-end 2009 as the Company continues its efforts to increase core deposits.

The Company’s total retail NOW accounts also increased $2.0 million from year-end 2009 due to the Company’s “High Yield Checking Account” NOW product. This NOW product deposits totaled $18.8 million at March 31, 2010.  An interest rate of 3.50 percent interest was paid on this product during the first quarter of 2010 on the first $25,000 in the account if certain requirements are met such as e-statements and debit card usage.   As a result of the Consent Order, these “High Yield Checking” accounts are deemed to be brokered deposits due to the premium rate being offered.  As a consequence, subsequent to March 31, 2010, the Bank lowered the rate offered on this account product to 1.10 percent in order to keep this

NORTHERN STATES FINANCIAL CORPORATION

account product from being considered a brokered deposit.  The Company expects that the balances in this account product may decrease as a result of this change.

Securities sold under repurchase agreements declined $6.1 million at March 31, 2010 to $43.3 million as compared with $49.4 million at December 31, 2009.  The decrease was due largely to one customer who lowered their repurchase agreement at the Company for business reasons by $5.5 million at March 31, 2010 as compared with December 31, 2009.

FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s securities in its investment portfolio that were measured at fair value on a recurring basis at March 31, 2010, and the valuation techniques used by the Company to determine the fair values.

TABLE 1

NORTHERN STATES FINANCIAL CORPORATION
ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS
SECURITIES AVAILABLE FOR SALE
($ 000s)

Securities Available for Sale		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Treasury	$1,002	$1,002
States and political subdivisions	5,157		5,157
Mortgage - backed securities	86,560		86,560
Other bonds	17			17
Equity securities	4,078		4,078

Total at March 31, 2010	$96,814	$1,002	$95,795	$17

U.S. Treasury	$1,006	$1,006
States and political subdivisions	9,641		9,641
Mortgage - backed securities	118,729		118,729
Other bonds	37			37
Equity securities	4,008		4,008

Total at December 31, 2009	$133,421	$1,006	$132,378	$37

NORTHERN STATES FINANCIAL CORPORATION

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

On an annual basis the Company validates the measurement of the fair values of its securities by sending a listing of its securities to an independent securities valuation firm.  This independent securities valuation firm determines the fair values of the Company’s securities portfolio that is then compared to the fair value using the methods outlined.  When this validation was last done at September 30, 2009, the difference between the fair value reported and the fair value determined by the independent securities valuation firm was considered immaterial.

TABLE 2

NORTHERN STATES FINANCIAL CORPORATION
CHANGES IN LEVEL 3 MEASURED AT FAIR VALUE ON A RECURRING BASIS
SECURITIES AVAILABLE FOR SALE
($ 000s)

Securities Available for Sale
Balance at December 31, 2009	$37
Total realized and unrealized gains (losses) included in income	(228)
Total unrealized gains (losses) included in other comprehensive income	208
Net purchase, sales, calls and maturities	0
Net transfer into Level 3	0
Balance at March 31, 2010	$17

Securities Available for Sale
Balance at December 31, 2008	$2,265
Total realized and unrealized gains (losses) included in income	0
Total unrealized gains (losses) included in other comprehensive income	(2,021)
Net purchase, sales, calls and maturities	0
Net transfer into Level 3	0
Balance at March 31, 2009	$244

NORTHERN STATES FINANCIAL CORPORATION

There were no changes between securities from Level 1 to Level 2 during the three months ended March 31, 2010.  The Company’s change in Level 3 securities available for sale measured on a recurring basis are shown in Table 2.

Securities classified within Level 3 consist primarily of collateralized debt obligations (“CDOs”).  The CDOs were valued using accounting guidelines to determine other than temporary impairment losses.  The impairment losses on the CDOs were due to defaults and deferral of payments by the financial institutions and insurance companies that issued the debt underlying the securities.  The Company used cash flow analyses at March 31, 2010 that assume that 3.00 percent of the debt that underlies the CDOs will default within the next 9 months and that annually thereafter, there will be defaults of 1.25 percent annually and recoveries of .15 percent annually lagging two years after the defaults.  The Company believes that these estimates are supportable based on its analyses of actual defaults and deferrals and the actual financial condition of the debtors underlying the CDOs.

TABLE 3

NORTHERN STATES FINANCIAL CORPORATION
ASSETS MEASURED AT FAIR VALUE ON A NON-RECURRING BASIS
IMPAIRED LOANS
($ 000s)

Impaired Loans		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2010	$40,284	$—	$—	$40,284

At December 31, 2009	$25,447	$—	$—	$25,447

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are held to maturity loans that are considered impaired per standards regarding impairment of assets.  The Company has estimated the fair values of the impaired loans using Level 3 inputs, specifically discounted cash flow projections, or, if collateral dependent, the net realizable value of the collateral.

During the first quarter of 2010 and during 2009, the Company recorded adjustments to certain collateral dependent loans that were measured for impairment in accordance with accounting guidelines.  Such amounts are generally based on the estimated underlying collateral values less estimated costs to sell that support the loan.  In cases where the carrying value of the loans exceed the estimated fair value of the collateral less estimated costs, an impairment loss was recognized. These adjustments to impaired loans for the first quarter 2010 totaled $3.1 million as additional allocations to the allowance for loan and lease losses.

NORTHERN STATES FINANCIAL CORPORATION

During 2009, the Company recorded adjustments to certain properties carried as other real estate owned that were measured for impairment in accordance with accounting guidelines.  Such amounts are generally based on the underlying fair value of the properties less estimated costs to sell.  In cases where the carrying value of the properties exceed the estimated fair value of the property less estimated costs, an impairment loss was recognized.  During the quarter ended March 31, 2010, there was no impairment loss recognized on the Company’s other real estate owned.

TABLE 4

NORTHERN STATES FINANCIAL CORPORATION
ASSETS MEASURED AT FAIR VALUE ON A NON-RECURRING BASIS
IMPAIRED OTHER REAL ESTATE OWNED
($ 000s)

Impaired Other Real Estate Owned		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2010	$13,185	$—	$—	$13,185

At December 31, 2009	$13,185	$—	$—	$13,185

The following methods and assumptions were used to estimate fair values for financial instruments.  Securities fair values are based on quoted market prices, are based on observable inputs, including prices for similar securities in active markets and interest rates and yield curves at commonly quoted intervals, or are based on unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related securities.  It is estimated that cash and cash equivalents, accrued interest receivable and accrued interest payable are carried at fair value.  For loans and leases, deposits, securities sold under repurchase agreements and the subordinated debentures, the fair value is estimated by discounted cash flow analysis using market rates for the estimated life and credit.  Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.  The fair value of off-balance sheet items are based on the fees or costs that would currently be charged to enter or terminate such arrangements and the fair values are not material.

NORTHERN STATES FINANCIAL CORPORATION

TABLE 5

NORTHERN STATES FINANCIAL CORPORATION
FAIR VALUE OF FINANCIAL INSTRUMENTS
As of March 31, 2010
($ 000s)

March 31, 2010	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$43,208	$43,208
Securities available for sale	96,814	96,814
Loans and leases, net	388,379	396,294
Federal Home Loan Bank stock	1,801	1,801
Accrued interest receivable	1,840	1,840

Financial liabilities:
Deposits	$(476,494)	$(477,741)
Securities sold under repurchase agreement	(43,265)	(43,104)
Subordinated debentures	(10,000)	(6,826)
Advances from borrowers for taxes and insurance	(1,375)	(1,375)
Accrued interest payable	(1,588)	(1,588)

December 31, 2009	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$34,194	$34,194
Securities available for sale	133,421	133,421
Loans and leases, net	413,259	418,085
Federal Home Loan Bank stock	1,801	1,801
Accrued interest receivable	2,203	2,203

Financial liabilities:
Deposits	$(517,236)	$(519,606)
Securities sold under repurchase agreement	(49,364)	(49,244)
Subordinated debentures	(10,000)	(6,728)
Advances from borrowers for taxes and insurance	(898)	(898)
Accrued interest payable	(1,773)	(1,773)

CAPITAL RESOURCES

Total stockholders’ equity decreased $613,000 to $39.7 million at March 31, 2010, as compared with $40.3 million at year-end 2009.  The decrease was the result of losses for the first three months of 2010 of $2.0 million and the accrual of dividends that totaled $221,000.   Also increasing capital by $1.6 million during the three months ended March 31, 2010 was increases to the accumulated other comprehensive income relating to the unrealized gains on securities available for sale, net of deferred tax.

NORTHERN STATES FINANCIAL CORPORATION

The book value of the Company’s outstanding common stock at March 31, 2010 was $5.52 per share, compared with $5.67 at December 31, 2009.

On a consolidated basis, the Company’s Tier 1 to average assets ratio and total capital to assets ratio, on a risk adjusted basis, were 8.10 percent and 12.46 percent, respectively, as of March 31, 2010.  The Bank’s Tier 1 to average assets ratio and total capital to assets ratio, on a risk adjusted basis, were 8.11 percent and 12.43 percent, respectively, as of March 31, 2010 which were above the capital levels required by the Consent Order of 8.00 percent and 12.00 percent, respectively.

At the Company’s annual meeting of stockholders held on May 21, 2009, the stockholders approved the 2009 Restricted Stock Plan (“Plan”).  The goal of the Plan is to promote the Company’s long-term financial success, increase stockholder value and enhance our ability to attract and retain employees and directors.  The Plan authorizes the issuance of up to 400,000 shares of the Company’s common stock, which is approximately 10 percent of the Company’s total shares currently issued and outstanding, in connection with incentive compensation awards.  Shares of the Company’s common stock issued under the Plan as awards may consist of treasury shares or authorized and unissued shares not reserved for any other purpose. Awards under the Plan may be made to directors and employees of both the Company and its subsidiaries and may consist of restricted stock with associated voting rights and the right to receive dividends.   Awards may also be issued as restricted stock units not having voting rights or the right to receive dividends until the terms of the award are satisfied and shares of the Company’s common stock are actually issued; however, dividends may be credited to a restricted stock unit award.  The terms and conditions of each award will be set forth and described in an award agreement between the Company and the participant.  No awards have been issued under the Plan as of March 31, 2010.

LIQUIDITY
The Company’s liquidity is measured by the ability to raise funds through deposits, borrowed funds, capital or cash flow from the repayment or maturities of loans and securities and net profits.   Liquidity is primarily managed through the growth of deposits and by liquid assets such as cash and due from banks less any reserve requirements, securities available for sale less any pledged securities and federal funds sold.  Asset and liability management is the process of managing the balance sheet to achieve a mix of earning assets and liabilities in such a way that achieves an interest rate risk profile acceptable to management and assists in achieving a desired level of profitability.  An important part of the overall asset and liability management process is providing adequate liquidity.  Liquid assets at the Bank consist of cash and cash equivalents less any Federal Reserve Bank deposit requirements plus unpledged securities available for sale.  The Bank’s liquid assets totaled $53.1 million at March 31, 2010, as compared with $64.4 million at December 31, 2009.

As required by the Consent Order, management is in the process of developing a liquidity plan that identifies the sources of liquid assets available to meet the Bank’s contingency funding over one-, two- and three-month time horizons.  This liquidity plan looks at the Bank’s ability to meet the cash flow requirements of customers and other operating needs and seeks to manage liquidity to meet these requirements.  The Company needs to have sufficient cash flow to meet borrowers’ needs to fund loans or the requirements of depositors wanting to withdraw funds.  The Statements of Cash Flows shows that for the three months ended March 31, 2010, cash and cash equivalents increased by $9.0 million to $43.2 million, primarily as the result of the proceeds from the sale of securities of $41.2 million.

The Consent Order also restricts payments of dividends from the Bank to the Company and as such this conserves liquidity at the Bank.  Dividends from the Bank are needed to fund the dividend payments to the Company’s preferred and common stockholders and the interest payments on its subordinated debentures.   Due to this restriction, among other factors, it is expected that the Company will continue to suspend dividend payments on its Series A Preferred Stock issued under the TARP Capital Purchas Program for the balance of 2010 and there will be no dividends to common stockholders in 2010.  Also, the Company will continue to defer interest payments on its subordinated debentures.  The dividends on the

NORTHERN STATES FINANCIAL CORPORATION

Series A Preferred Stock and the interest payments on the subordinated debentures, if paid, would total an estimated $1.3 million for 2010.

As part of the liquidity plan being developed, management reviews the liquidity ratio as well as its sources and uses of funds weekly.  The liquidity ratio is the net liquid assets divided by net deposits and short-term liabilities.  At March 31, 2010, this ratio at the Bank was 12.0 percent, compared with 13.6 percent at year-end 2009, and was within management’s internal policy guidelines.

The liquidity plan being developed will consider the liquidity provided by scheduled principal payments by loan customers as well as estimated anticipated payoffs of loans as the Bank attempts to lower its concentrations of loans to the hotel industry.  The Bank expects to receive liquidity from loans of approximately $3.0 million per month.

Federal funds sold, interest bearing deposits in banks and available for sale securities, particularly those of shorter maturities, are principal sources of liquidity.  Federal funds sold at March 31, 2010 were $29.8 million as compared with $20.8 million at December 31, 2009.

The Company classifies all of its securities as available for sale, which increases the Company's flexibility in that the Company can use its unpledged securities to meet liquidity requirements by selling the unpledged securities or by increasing its repurchase agreement balances.  During the first quarter of 2010, liquidity of $41.2 million was made available through the sale of securities available for sale. Securities available for sale totaled $96.8 million at March 31, 2010, of which $79.3 million were pledged to secure public deposits and repurchase agreements, as compared with pledged securities of $94.2 million at December 31, 2009.  The liquidity plan being developed anticipates that additional unpledged securities available for sale may be sold for liquidity purposes in 2010.

An important source of liquidity to the Company is deposits.  Under the Consent Order, the Bank must limit its brokered time deposits and lower the interest rates paid on its “High Yield Checking” NOW account product.  As a result of the Consent Order, the Bank is not permitted to pay a rate of interest on deposit products that is more than 75 basis points above the rate applicable to the applicable market of the Bank as determined by the FDIC.  The liquidity plan being developed anticipates that brokered time deposits, “High Yield Checking” NOW accounts and public deposits may decrease from their current levels due in part to Bank compliance with the Consent Order. The Bank expects that a portion of these deposit reductions will be offset by continued growth from core deposits to new retail and commercial customers.  The Bank has applied for a classification by the FDIC that the Bank is operating in a high rate area, which, if approved, would give the Bank additional flexibility in offering competitive rates on deposits.  However, it is expected that deposits will decline during the balance of 2010 and liquidity available from this source will be limited.

Another important source of liquidity to the Company is borrowings.  The Bank’s liquidity plan being developed considers the Bank’s line of credit available at the Federal Home Loan Bank of Chicago which was $18.0 million at March 31, 2010.  The Company has pledged loans totaling $37.0 million at March 31, 2010 as security for potential borrowings the Company may incur by drawing on the line of credit at the Federal Home Loan Bank of Chicago.  Additional funds from available lines of credit at two independent banks at March 31, 2010 totaling $20.0 million may also supplement the Company’s ability to meet any funding needs, including any unexpected strain on liquidity.

NORTHERN STATES FINANCIAL CORPORATION

RESULTS OF OPERATIONS

NET INCOME

The Company recognized a loss for the quarter ended March 31, 2010 of $2.0 million, as compared with a loss of $1.5 million for the same quarter of 2009.  The loss during the first quarter of 2010 was primarily impacted by a provision for loan and lease losses of $3.7 million. Other factors affecting the loss for the three months ended March 31, 2010, include an impairment charge of $228,000 taken on collateralized debt obligations of trust preferred securities issued by financial institutions and the current inability to recognize a tax benefit of $810,000 on the loss for the quarter.

NET INTEREST INCOME

Net interest income, the difference between interest income on earning assets and interest expense on interest bearing liabilities, decreased 4.0 percent, or $193,000, to $4.6 million for the three months ended March 31, 2010, as compared with $4.8 million for the same quarter of 2009.  The decline in net interest income was attributable to decreases to interest earning assets, changes to the mix of earning assets and increased levels of nonearning nonaccrual loans during the first quarter of 2010 as compared with the same quarter of 2009.

Average interest earning assets during the three months ended March 31, 2010 totaled $575.9 million, a decrease of $28.3 million from average earning assets of $604.2 million during the three months ended March 31, 2009.  The decrease to average earning assets contributed to the decline in interest income on a fully tax equivalent basis of $1.5 million, to $6.3 million for the first quarter of 2010 as compared with $7.8 for the same quarter of 2009.

The mix of average interest earning assets shows that higher earning average loan balances during the first quarter of 2010 totaled $424.0 million or 73.6 percent of total average earning assets as compared with $480.0 million or 79.4 percent of total average earning assets for the same quarter of 2009.   Lower interest earning taxable securities averaged $124.8 million or 21.6 percent of total average earning assets during the first quarter of 2010, as compared with $96.0 million or 15.9 percent of total average earning assets for the same quarter of 2009.  This change in mix contributed to the decrease to interest income and to the decline of 83 basis points on the yield on interest earning assets for the first quarter of 2010, which was 4.40 percent as compared with 5.23 percent for the same quarter of 2009.

At March 31, 2010, the Company had $47.9 million of nonaccrual loans, a $10.9 million increase as compared with $37.0 million of nonaccrual loans at March 31, 2009.  These increased nonaccrual loans were a factor in that the average loan yield for the first quarter of 2010 was 4.91 percent, 47 basis points less than for the same quarter of 2009.

NORTHERN STATES FINANCIAL CORPORATION

TABLE 6

NORTHERN STATES FINANCIAL CORPORATION
ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES
For the Three Months Ended March 31, 2010 and 2009 - Rates are Annualized
($ 000s)

	2010			2009
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets
Loans (1)(2)(3)	$424,021	$5,206	4.91%	$479,994	$6,456	5.38%
Taxable securities (4)	124,836	1,015	3.24%	96,047	1,254	5.38%
Tax advantaged securities (2) (4)	7,663	115	6.15%	9,418	149	6.33%
Federal funds sold	19,454	6	0.12%	18,761	3	0.06%
Interest earning assets	575,974	6,342	4.40%	604,220	7,862	5.23%
Noninterest earning assets	35,157			39,319
Average assets	$611,131			$643,539

Liabilities and stockholders' equity
NOW deposits	$62,629	$107	0.68%	$43,617	$35	0.32%
Money market deposits	55,296	82	0.59%	65,173	316	1.94%
Savings deposits	61,882	15	0.10%	60,733	69	0.45%
Time deposits	261,194	1,284	1.97%	273,466	2,255	3.30%
Other borrowings	59,809	188	1.26%	73,583	321	1.74%
Interest bearing liabilities	500,810	1,676	1.34%	516,572	2,996	2.32%
Demand deposits	58,331			50,692
Other noninterest bearing liabilities	7,614			8,503
Stockholders' equity	44,376			67,772
Average liabilities and stockholders' equity	$611,131			$643,539

Net interest income		$4,666			$4,886

Net interest spread			3.06%			2.91%

Net yield on interest earning assets (4)			3.24%			3.24%

Interest-bearing liabilities to earning assets ratio			86.95%			85.49%
____________
(1) -	Interest income on loans includes loan origination and other fees of $20,000 and $32,000 for the three months ended March 31, 2010 and 2009, respectively.
(2) -
Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34 percent tax rate. The tax equivalent adjustment reflected in the above table for municipal loans is approximately $27,000 and $22,000 for the three months ended March 31, 2010 and 2009, respectively.  The tax equivalent adjustment reflected in the above table for municipal securities is approximately $39,000 and $51,000 for the three months ended March 31, 2010 and 2009, respectively.

(3) -	Non-accrual loans are included in average loans.
(4) -
Rate information was calculated on the average amortized cost for securities.  The three months ended March 31, 2010 and 2009 average balance information includes an average unrealized gain (loss) for taxable securities of ($519,000) and $2,743,000 and for tax-advantaged securities of $188,000 and ($3,000), respectively.

NORTHERN STATES FINANCIAL CORPORATION

ASSET QUALITY AND THE PROVISION FOR LOAN AND LEASE LOSSES

At March 31, 2010, management, with the concurrence of the Board of Directors, after carefully reviewing the adequacy of the allowance for loan and lease losses and the levels of nonperforming and impaired loans and leases, determined that an allowance of $21.1 million was adequate to cover probable incurred loan and lease losses, as compared with $18.0 million at year-end 2009.  The Company’s allowance for loan and lease losses to total loans ratio was 5.16 percent at March 31, 2010.

During the first quarter of 2010, $624,000 in loans and leases were charged-off against the allowance compared with charge-offs of $201,000 during the same period last year.  During the first quarter of 2010, recoveries of loans previously charged-off totaled $6,000, as compared with $9,000 in recoveries during the same period in 2009.  During the first quarter of 2010, the provision for loan and lease losses was $3.7 million as compared with $1.7 million during the same quarter of 2009.

Nonperforming loans and leases, which include loans and leases on nonaccrual status in addition to loans and leases 90 days or more past due and still accruing interest, were $49.8 million at March 31, 2010, or 12.18 percent of total loans and leases, as compared with $41.6 million at December 31, 2009, or 9.65 percent of loans and leases.  The increase to nonperforming loans was attributable to the continued poor economic climate and to the continued decline in real estate prices.  Many borrowers have experienced cash flow problems as unemployment rates have increased due to the economy, causing the borrowers to become delinquent with their loan payments.

During the first quarter of 2010, nonaccrual loans increased $6.3 million to $47.9 million at March 31, 2010, as compared with $41.6 million at year-end 2009.  Three loan relationships totaling $8.3 million were placed on nonaccrual status during the first quarter of 2010.  A loan relationship totaling $4.7 million for apartment complexes in Chicago was placed on nonaccrual basis as increased vacancies and damage to one of the buildings by the tenants has caused cash flow difficulties to the borrowers.  Another loan relationship, totaling $3.2 million, was placed on nonaccrual status as the motel securing the loan has had declining room occupancy rates causing the borrower to experienced cash flow problems. The other loan relationship totaling $475,000 is secured by vacant land that was to be sold for real estate construction of single family homes.  The inability to sell any of the lots has caused the borrower to have cash flow difficulties and consequently the loan was placed on nonaccrual status.  During the quarter ended March 31, 2010, the Company placed two nonaccrual loan relationships totaling $1.9 million back onto accrual status as the borrowers demonstrated ability to make payments is accordance to their loan contracts.

Loans and leases 90 days or more past due and still accruing interest increased to $1.9 million at March 31, 2010 compared with $30,000 at December 31, 2009.  These loans are well secured and in the process of collection.

Impaired loans and leases at March 31, 2010 totaled $82.1 million, as compared with $56.2 million at December 31, 2009, an increase of $25.9 million.  The Company considers a loan or lease impaired if full principal and interest will not be collected under the contractual terms of the note.  Nonaccrual loans and leases are classified as impaired.  Impaired loans and leases are carried at the present value of expected cash flows discounted at the loan's effective interest rate or at the fair value of the collateral, if the loan or lease is collateral dependent.  At March 31, 2010, $12.5 million of the allowance for loan and lease losses was allocated to the impaired loans.

At March 31, 2010, the Company’s impaired loans increased $25.9 million as $25.0 million in hotels loans were classified as impaired during the first quarter of 2010.  At March 31, 2010, these hotel loans were still on accrual basis and payments had been made up to date.  However, these hotel loans have

NORTHERN STATES FINANCIAL CORPORATION

shown cash flow problems due to higher vacancy rates that have reduced the collateral value of the hotels.  Of these hotel loans, $22.3 million have been restructured during the first quarter of 2010 to reduce the payments in order to assist the borrower in keeping their loan payments current.

The $25.0 million in hotel loans placed on impaired status during the three months ended March 31, 2010 were to three principal borrowers.  One borrower’s hotel loans total $13.4 million that were restructured for which $1.8 million of the allowance for loan and lease losses was allocated.  Another borrower’s hotel loan totaled $8.9 million that was restructured and had an allocation of the allowance for loan and lease losses of $1.5 million.  The third borrower’s hotel loan was $2.7 million and has not been restructured.  This loan had an allocation of $486,000 at March 31, 2010.

TABLE 7

NORTHERN STATES FINANCIAL CORPORATION

NONPERFORMING ASSETS

($ 000’s)

	March 31, 2010	December 31, 2009
Loans and leases
Nonaccrual status	$47,978	$41,589
90 days or more past due, still accruing	1,901	30
Total nonperforming loans and leases	49,879	41,619
Other real estate owned	27,089	19,198
Total nonperforming assets	$76,968	$60,817

Nonperforming loans and leases as a percentage of total loans, net of unearned income and deferred loan fees	12.18%	9.65%
Nonperforming assets as a percentage of total assets	13.37%	9.77%
Nonperforming loans and leases as a percentage of the allowance for loan losses	236.15%	230.87%

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

Another component of nonperforming assets is other real estate owned, consisting of assets acquired through loan foreclosure and repossession. At March 31, 2010, other real estate owned totaled $27.1 million, an increase of $7.9 million from $19.2 million at December 31, 2009.  During the three months ended March 31, 2010, the Company sold one property carried at $194,000 and recognized a net gain on the sale of this property of $138,000 and net proceeds of $332,000.  The Company had additions to other real estate owned as $8.1 million was transferred from loans that were secured by lumber yards during the three months ended March 31, 2010.  The Company came into possession of the lumber yards as the customer has effectively abandoned the properties and closed the business.

NORTHERN STATES FINANCIAL CORPORATION

TABLE 8

NORTHERN STATES FINANCIAL CORPORATION
OTHER REAL ESTATE OWNED
($ 000s)

	March 31, 2010	December 31, 2009

Real estate - construction and land development	$3,948	$3,765
Real estate - 1-4 family	1,527	1,680
Real estate - commercial	21,614	13,753

Total other real estate owned	$27,089	$19,198

	Three months ended
	March 31, 2010	March 31, 2009

Balance beginning of the period	$19,198	$10,575
Additions	8,056	1,610
Improvements	29	5
Sales proceeds	(332)	(4,242)
Gains (losses) on sales	138	(1,673)
Write-downs	0	0

Balance at end of period	$27,089	$6,275

Other real estate owned includes a property acquired in 1987 through the receipt of deed in lieu of foreclosure.  This property is a former commercial/industrial site located in Waukegan, Illinois, overlooking Lake Michigan, with a carrying value of $2.1 million at March 31, 2010.  The Company is attempting to sell this property through the Bank’s subsidiary, Northern States Community Development Corporation as part of the City of Waukegan’s lakefront development plans.

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

NORTHERN STATES FINANCIAL CORPORATION

NONINTEREST INCOME

Noninterest income for the three months ended March 31, 2010 was $1.6 million as compared with a loss of $725,000 for the three months ended March 31, 2009, an increase of $2.3 million. During the first quarter of 2010 the Company booked a gain on the sale of other real estate owned of $138,000 as compared with a loss of $1.7 million for the same quarter last year, which resulted in a loss to noninterest income during the first quarter of 2009.  Noninterest income also increased during the first quarter of 2010 as the Company recognized a gain of $653,000 on the sale of $40.5 million of securities available for sale.

NONINTEREST EXPENSE

Noninterest expense for the quarter ended March 31, 2010 was $4.5 million, decreasing $328,000 from $4.8 million for the same quarter last year. The lower 2010 noninterest expense was primarily due to decreases to salaries and employee benefits of $306,000 for the first quarter of 2010 as compared with the same quarter of 2009 as executive salaries were reduced during 2010 and the number of employees declined by 13 at March 31, 2010 as compared with staff levels at March 31, 2009.  Combined reductions of $180,000 for occupancy and legal expenses for the first quarter of 2010 as compared with the same quarter of 2009 were largely offset by increases to FDIC insurance premiums of $185,000 during the same time periods.

FEDERAL AND STATE INCOME TAXES

For the three months ended March 31, 2010, the Company calculated an income tax benefit totaling $810,000 on the first quarter 2010 pretax loss of $2.0 million.  The Company booked the tax benefit $810,000 as a deferred tax asset.  However, per accounting pronouncements, the Company credited a deferred tax asset valuation allowance in the first quarter of 2010 by $810,000 and, as a result, did not recognize any tax benefit during the quarter.  In order to take advantage of the tax benefits for its losses, the Company must show sustained profitability in future periods.  At March 31, 2010, the Company has a deferred tax asset of $14.5 million that was offset by a deferred tax asset valuation allowance for the same amount.  During the first quarter of 2009, the Company recognized a tax benefit of $1.0 million on its pretax loss of $1.5 million.

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

The MOU provides an understanding among the FDIC, IDFPR and the Bank, that the Bank will, among other things, adopt written plans to: (1) formulate and implement a profit plan and budget, including goals and strategies for improving earnings; (2) create a written plan to monitor, improve and lessen risks from the Bank’s substandard assets; (3) implement steps to correct loan administration weaknesses; and (iv) maintain the Bank’s Leverage Ratio at a level at or exceeding 8 percent while the MOU is in effect.  The Bank’s Leverage Ratio was 8.11 percent at March 31, 2010.  Pursuant to the MOU, the Bank will submit quarterly progress reports to the FDIC and the IDFPR with respect to the matters outlined in the MOU.

NORTHERN STATES FINANCIAL CORPORATION

Following a review of the Company by the Federal Reserve Bank of Chicago (“Federal Reserve”), the Board of Directors of the Company adopted a Board Resolution dated November 17, 2009 whereby the Company agreed to obtain written approval from the Federal Reserve prior to (1) paying dividends to common or preferred stockholders (2) increasing holding company level debt or subordinated debentures issued in conjunction with trust preferred securities obligations and (3) paying interest on its existing subordinated debentures.

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

On April 16, 2010, the Bank and the FDIC and the IDFPR entered into a final joint Consent Order.  Various items required of the Bank, as agreed to under the Consent Order, are described in Note 6 “Subsequent Events” in this document in the notes to interim condensed consolidated financial statements.

Because the Consent Order establishes specific capital amounts to be maintained by the Bank, the Bank may not be considered better than “adequately capitalized” for capital adequacy purposes, even if the Bank exceeds the levels of capital set forth in the Consent Order. Currently, the Bank exceeds the capital levels established by the FDIC and the IDFPR in the Consent Order.

As an adequately capitalized institution, the Bank may not accept, renew or roll over brokered deposits without prior approval of the FDIC.  Brokered deposits also include deposits with rates of interest that are more than 75 basis points above the rate applicable to the applicable market of the Bank as determined by the FDIC.  As of March 31, 2010, 15.67 percent of the Bank’s deposits were brokered deposits.  The Bank believes it will be able to find alternative funding sources for these brokered deposits as they come due.  Replacement funding sources for the maturing brokered deposits include, among other sources: the growth of core deposits from current and new retail and commercial customers; scheduled repayments on existing loans; and the possible sale of investment securities.  The Bank has also applied for a designation by the FDIC that the Bank is operating in a high rate area, which if approved would give the Bank additional flexibility in offering competitive interest rates on deposits.

Any material failure to comply with the provisions of the Consent Order could result in additional enforcement actions by the FDIC as allowed by 12 U.S.C. §1818 and the IDFPR. While the Company intends to take such actions as may be necessary to enable the Bank to comply with the requirements of the Consent Order, there can be no assurance that the Bank will be able to comply fully with the provisions of the Consent Order, or that efforts to comply with the Consent Order will not have adverse effects on the operations and financial condition of the Company and the Bank.

Management and the Board of Directors are committed to complying with the terms of the Consent Order, and have already taken, and continue to take, numerous steps to address these matters.  The Bank will report to the FDIC and the IDFPR quarterly regarding its progress in complying with the provisions

NORTHERN STATES FINANCIAL CORPORATION

included in the Consent Order.  Compliance with the terms of the Consent Order will be an ongoing priority for management of the Bank.   See also Note 7-“Management Plans” to the interim consolidated financial statement included herein.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The Company has contractual obligations that may not appear on the balance sheet.  Table 9 presents the Company’s significant fixed and determinable contractual obligations as of March 31, 2010, by payment date.  The payment amounts in Table 9 represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts or similar carrying amount adjustments.

TABLE 9

NORTHERN STATES FINANCIAL CORPORATION
CONTRACTUAL OBLIGATIONS
As of March 31, 2010
($ 000s)

Contractual obligations	One year or less	Greater than 1 yr. and less than or equal to 3 yrs.	Greater than 3 yrs. and less than or equal to 5 yrs.	Greater than 5 yrs.	Total

Long-term debt
Subordinated debentures	$0	$0	$0	$10,000	$10,000
Time deposits	197,655	37,850	0	0	235,505
Other contractual obligations
Standby letters of credit	6,189	0	0	0	6,189

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

NORTHERN STATES FINANCIAL CORPORATION

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

Table 10 shows how interest rate shocks of decreasing rates 1% and 2% and increasing rates 1% and 2% affect 12-month projected net interest income at March 31, 2010 and December 31, 2009.  The computer simulation model used to do the interest rate shocks and calculate the effect on projected net interest income takes into consideration maturity and repricing schedules of the various assets and liabilities as well as call provisions on the Company’s securities.

TABLE 10

NORTHERN STATES FINANCIAL CORPORATION
EFFECT OF INTEREST SHOCKS ON NET INTEREST INCOME
as of March 31, 2010 and December 31, 2009
($000s)

	Immediate Change in Rates
	-2.00%	-1.00%	+1.00%	+2.00%
March 31, 2010:
Dollar Change from Base Forecast	$(1,009)	$(182)	$229	$432
Percent Change from Base Forecast	-5.85%	-1.06%	1.33%	2.50%

December 31, 2009:
Dollar Change from Base Forecast	$(427)	$(17)	$(2)	$(59)
Percent Change from Base Forecast	-2.35%	-0.09%	-0.01%	-0.33%

At March 31, 2010 the projected annual net interest income increases $432,000 when rates are shocked upward 2% while projected net interest income decreases $1,009,000 for a 2% downward rate shock.  Interest rates at March 31, 2010 were very low, as evidenced by the prime lending rate being at 3.25 percent, its lowest level since 1955.  Many deposit rates could not go down 200 basis points as the deposit rate would then become negative.  As such, the rate shocks downward would lower interest income earned on loans and investments to a greater extent than interest paid on deposits and borrowings, thereby causing net interest income to decline.   Management believes that it is highly unlikely that rates will decrease further in the near future.

NORTHERN STATES FINANCIAL CORPORATION

At both March 31, 2010 and December 31, 2009, the percentage changes from the base forecasted 12-month net interest income are within policy guidelines and show that interest rate risk was minimal at March 31, 2010.

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s management has evaluated, with the participation of the President and Chief Executive Officer, and Vice President and Chief Financial Officer, the Company’s disclosure controls and procedures (as such term is defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on that evaluation, the President and Chief Executive Officer, and Vice President and Chief Financial Officer have concluded that these controls and procedures were effective as of such date.  There were no changes in internal control over financial reporting (as such term is defined in Rule 13a – 15(f) under the Securities Exchange Act of 1934) that occurred during the first quarter of 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS.

There have been no material changes to the risk factors relating to the Company from those risk factors previously disclosed in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2009 in response to Item 1A. to Part I of Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

             None.

ITEM 4.  (REMOVED AND RESERVED).

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

Exhibit 31.1 Section 302 Certification of President and Chief Executive Officer.

Exhibit 31.2 Section 302 Certification of Vice President and Chief Financial Officer.

Exhibit 32.1 Section 906 Certification.

NORTHERN STATES FINANCIAL CORPORATION
FORM 10-Q
March 31, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized.

NORTHERN STATES FINANCIAL CORPORATION
(Registrant)

Date: May 4, 2010	By: /s/ Scott Yelvington Scott Yelvington President and Chief Executive Officer
Date: May 4, 2010	By: /s/ Brett Houston Brett Houston Vice President and Chief Financial Officer

NORTHERN STATES FINANCIAL CORPORATION
FORM 10-Q
March 31, 2010

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

Exhibit 31.1 Section 302 Certification of President and Chief Executive Officer.

Exhibit 31.2 Section 302 Certification of Vice President and Chief Financial Officer.

Exhibit 32.1 Section 906 Certification.