Form 10-Q
period 2010-06-30
NORTHERN STATES FINANCIAL CORP /DE/
filed 2010-07-29
CIK 744485

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549
________________________________________________________

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
      Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                     YES:  ☐              NO:  ☒

4,072,255 shares of common stock were outstanding at July 29, 2010

NORTHERN STATES FINANCIAL CORPORATION AND SUBSIDIARY
FORM 10-Q
For the Quarter Ended June 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Northern States Financial Corporation
Waukegan, Illinois

We have reviewed the accompanying interim condensed consolidated balance sheet of NORTHERN STATES FINANCIAL CORPORATION as of June 30, 2010, the condensed consolidated statements of income for the three and six month periods ended June 30, 2010 and 2009 and the condensed statements of cash flows and stockholders equity for the six month periods ended June 30, 2010 and 2009.  These interim financial statements are the responsibility of the company’s management.

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

  /s/  Plante & Moran, PLLC

Chicago, Illinois
July 29, 2010

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2010 and December 31, 2009
(In thousands of dollars, except per share data) (Unaudited)

	June 30, 2010	December 31, 2009
Assets
Cash and due from banks	$12,016	$10,646
Interest bearing deposits in financial institutions - maturities less than 90 days	2,975	2,760
Federal funds sold	16,094	20,788
Total cash and cash equivalents	31,085	34,194
Securities available for sale	96,483	133,421
Loans and leases	403,130	431,286
Less: Allowance for loan and lease losses	(17,077)	(18,027)
Loans and leases, net	386,053	413,259
Federal Home Loan Bank stock	1,801	1,801
Office buildings and equipment, net	9,437	9,719
Other real estate owned	23,635	19,198
Core deposit intangible asset	230	462
Accrued interest receivable and other assets	7,257	10,236
Total assets	$555,981	$622,290
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand - noninterest bearing	$59,827	$58,001
Interest bearing	402,540	459,235
Total deposits	462,367	517,236
Securities sold under repurchase agreements	37,384	49,364
Subordinated debentures	10,000	10,000
Advances from borrowers for taxes and insurance	933	898
Accrued interest payable and other liabilities	4,622	4,491
Total liabilities	515,306	581,989
Stockholders’ Equity
Common stock (Par value $0.40 per share, authorized 6,500,000 shares, issued 4,472,255 shares and outstanding 4,072,255 at June 30, 2010 and December 31, 2009)	1,789	1,789
Preferred stock (Par value $0.40 per share, authorized 1,000,000 shares, issued 17,211 shares with liquidation amounts of $1,000.00 per share at June 30, 2010 and December 31, 2009)	16,705	16,641
Warrants (584,084 issued and outstanding at June 30, 2010 and December 31, 2009)	681	681
Additional paid-in capital	11,584	11,584
Retained earnings	17,554	20,632
Treasury stock, at cost (400,000 shares at June 30, 2010 and December 31, 2009)	(9,280)	(9,280)
Accumulated other comprehensive income	1,642	(1,746)
Total stockholders’ equity	40,675	40,301
Total liabilities and stockholders’ equity	$555,981	$622,290

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and six months ended June 30, 2010 and 2009
(In thousands of dollars, except per share data) (Unaudited)
	Three months ended				Six months ended
	June 30, 2010		June 30, 2009		June 30, 2010		June 30, 2009
Interest income
Loans (including fee income)		$5,284		$5,999		$10,463		$12,433
Securities
Taxable		697		1,117		1,712		2,371
Exempt from federal income tax		45		88		121		186
Federal funds sold and other		15		9		21		12
Total interest income		6,041		7,213		12,317		15,002
Interest expense
Time deposits		980		2,029		2,264		4,284
Other deposits		146		324		350		744
Repurchase agreements and federal funds purchased		72		156		148		327
Federal Home Loan Bank advances		0		21		8		48
Subordinated debentures		108		117		212		240
Total interest expense		1,306		2,647		2,982		5,643
Net interest income		4,735		4,566		9,335		9,359
Provision for loan and lease losses		517		3,715		4,230		5,419
Net interest income after provision for loan and lease losses		4,218		851		5,105		3,940
Noninterest income
Service fees on deposits		546		577		1,096		1,115
Trust income		206		236		397		408
Gain on sale of securities		0		0		653		0
Gain (loss) on sale of other real estate owned		262		37		400		(1,636)
Other than temporary impairment of securities		(404)		(72)		(613)		(2,086)
Noncredit portion of other than temporary impairment of securities		(13)		(556)		(32)		1,458
Other operating income		321		323		628		561
Total noninterest income		918		545		2,529		(180)
Noninterest expense
Salaries and employee benefits		1,704		2,076		3,499		4,177
Occupancy and equipment, net		590		584		1,219		1,316
Data processing		492		482		946		873
FDIC insururance		364		604		701		756
Legal		260		395		422		634
Audit and other professional		379		180		662		451
Amortization of core deposit intangible asset		116		116		232		232
Write-down of goodwill		0		9,522		0		9,522
Write-down of other real estate owned		1,424		0		1,424		0
Other operating expenses		381		804		1,100		1,625
Total noninterest expense		5,710		14,763		10,205		19,586
Loss before income taxes		(574)		(13,367)		(2,571)		(15,826)
Income tax benefit		0		(1,536)		0		(2,538)
Net loss		$(574)		$(11,831)		$(2,571)		$(13,288)
Dividends to preferred stockholders		222		215		443		313
Accretion of discount on preferred stock		33		31		64		51
Net loss to common stockholders		$(829)		$(12,077)		$(3,078)		$(13,652)
Basic loss per share		$(0.20)		$(2.97)		$(0.76)		$(3.35)
Diluted loss per share	$	(0.20)	$	(2.97)	$	(0.76)	$	(3.35)
Comprehensive income (loss)		$1,209		$(11,653)		$1,117		$(13,845)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 30, 2010 and 2009
(In thousands of dollars) (Unaudited)

	Six months ended
	June 30, 2010	June 30, 2009
Cash flows - operating activities
Net loss	$(2,571)	$(13,288)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	326	308
Amortization of other intangible assets	232	232
Provision for loan and lease losses	4,230	5,419
Net gain on sales of securities	(653)	0
Impairment loss on securities	645	628
Net (gains)/losses on sale of other real estate owned	(400)	1,636
Write-down of other real estate owned	1,424	0
Write-down of goodwill	0	9,522
Net change in accrued interest receivable and other assets	964	(1,268)
Net change in accrued interest payable and other liabilities	(312)	836
Net cash - operating activities	3,885	4,025
Cash flows - investing activities
Proceeds from maturities, calls and principal reductions of securities available for sale	7,412	12,192
Proceeds from sales of securities available for sale	41,193	0
Purchases of securities available for sale	(6,188)	(7,076)
Purchases of Federal Home Loan Stock	0	(44)
Change in loans made to customers	12,977	4,316
Property and equipment expenditures	(44)	(145)
Improvements to other real estate owned	(34)	(62)
Proceeds from sales of other real estate owned	4,504	4,596
Net cash - investing activities	59,820	13,777
Cash flows - financing activities
Net increase (decrease) in:
Deposits	(54,869)	(112)
Securities sold under repurchase agreements and federal funds purchased	(11,980)	(1,177)
Advances from borrowers for taxes and insurance	35	(164)
Proceeds from issuance of preferred stock	0	17,211
Dividends paid on preferred stock	0	(203)
Federal Home Loan Bank advances	0	10,000
Repayment of Federal Home Loan Bank advances	0	(20,000)
Net cash - financing activities	(66,814)	5,555
Net change in cash and cash equivalents	(3,109)	23,357
Cash and cash equivalents at beginning of period	34,194	21,868
Cash and cash equivalents at end of period	$31,085	$45,225

Noncash transfer of loans to other real estate owned	$9,931	$1,610
Noncash accrual of preferred dividends	443	110
Cash paid for interest	3,181	5,873
Cash received (paid) for income taxes	0	0

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
Six months ended June 30, 2010 and 2009
(In thousands of dollars) (Unaudited)

	Common Stock	Preferred Stock	Warrants	Additional Paid-In Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2008	$1,789	$0	$0	$11,584	$56,082	$(9,280)	$1,439	$61,614
Net loss					(1,457)			(1,457)
Issuance of preferred stock and warrants		16,530	681					17,211
Accrued dividend on preferred stock					(98)			(98)
Accretion of preferred stock discount issued		20			(20)			0
Unrealized loss on securities available for sale, net of deferred tax							(735)	(735)
Balance, March 31, 2009	1,789	16,550	681	11,584	54,507	(9,280)	704	76,535
Adjustment for change in accounting from adoption of new accounting pronouncement					962		(962)	0
Balance, April 1, 2009	1,789	16,550	681	11,584	55,469	(9,280)	(258)	76,535
Net loss					(11,831)			(11,831)
Accrued dividend on preferred stock					(215)			(215)
Accretion of preferred stock discount issued		31			(31)			0
Unrealized gain on securities available for sale, net of deferred tax							178	178
Balance, June 30, 2009	$1,789	$16,581	$681	$11,584	$43,392	$(9,280)	$(80)	$64,667

Balance, December 31, 2009	$1,789	$16,641	$681	$11,584	$20,632	$(9,280)	$(1,746)	$40,301
Net loss					(2,571)			(2,571)
Accrued dividend on preferred stock					(443)			(443)
Accretion of preferred stock discount issued		64			(64)			0
Unrealized gain on securities available for sale, net of deferred tax							3,388	3,388
Balance, June 30, 2010	$1,789	$16,705	$681	$11,584	$17,554	$(9,280)	$1,642	$40,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

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

The interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes (or “notes thereto”) of the Company for the years ended December 31, 2009 and 2008 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission.  The results of operations for the three and six month periods ended June 30, 2010 included herein are not necessarily indicative of the results to be expected for the full year 2010.

Net loss was utilized to calculate loss per share for all periods presented.  During the periods presented, the Company had preferred stock and common stock equivalents from warrants related to funds received from the U.S Department of the Treasury (the “Treasury Department”) through its Capital Purchase Program.  However, common stock equivalents from warrants during the periods presented were antidilutive and, therefore, not considered in computing diluted loss per share.  The average outstanding common shares used for loss per share were as follows:

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Basic earnings per share:
Net loss	$(574)	$(11,831)	$(2,571)		$(13,288)
Dividends accrued to preferred stockholders	222	215	443		313
Accretion of discount on preferred stock	33	31	64		51
Net loss available to common stockholders	$(829)	$(12,077)	$(3,078)		$(13,652)
Weighted average common shares outstanding	4,072,255	4,072,255	4,072,255		4,072,255
Basic loss per share	$(0.20)	$(2.97)	$(0.76)		$(3.35)

Diluted earnings per share:
Net loss	$(574)	$(11,831)	$(2,571)		$(13,288)
Dividends accrued to preferred stockholders	222	215	443		313
Accretion of discount on preferred stock	33	31	64		51
Net loss available to common stockholders	$(829)	$(12,077)	$(3,078)		$(13,652)
Weighted average common shares outstanding	4,072,255	4,072,255	4,072,255		4,072,255
Add: Dilutive effect of assumed warrant exercises	—	—	—		—
Weighted average common and dilutive common shares outstanding	4,072,255	4,072,255	4,072,255		4,072,255
Diluted loss per share	$(0.20)	$(2.97)	$(0.76)	$	(3.35)

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

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

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

Note 3 – Common Stock

Information related to common stock at the dates indicated was as follows:

	June 30, 2010	December 31, 2009
Par value per share	$0.40	$0.40
Authorized shares	6,500,000	6,500,000
Issued shares	4,472,255	4,472,255
Treasury shares	400,000	400,000
Outstanding shares	4,072,255	4,072,255

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

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

Note 4 – Securities

At June 30, 2010 and December 31, 2009, the Company had the following securities in its investment securities portfolio:

		Gross Unrealized
June 30, 2010 ($000’s)	Fair Value	Gain	Loss

U.S. Treasury	$1,004	$1	$—
States and political subdivisions	3,958	101	(9)
Mortgage - backed securities	87,331	2,563	—
Other bonds	5	-	(129)
Equity securities	4,185	96	-

Total securities available-for-sale	$96,483	$2,761	$(138)

		Gross Unrealized
December 31, 2009 ($000’s)	Fair Value	Gains	Losses

U.S. Treasury	$1,006	$7	$—
States and political subdivisions	9,641	193	(27)
Mortgage-backed securities	118,729	207	(2,477)
Other bonds	37	-	(742)
Equity securities	4,008	-	(9)

Total securities available-for-sale	$133,421	$407	$(3,255)

During the first quarter of 2010, the Company sold investment securities, classified as available for sale, for liquidity purposes.  These securities had a carrying value of $40.5 million and the Company recognized a $653,000 gain receiving $41.2 million in proceeds.  There were no sales of securities available for sale during the first half of 2009.

At June 30, 2010, the Company had pledged securities of $72.3 million as compared with pledged securities of $94.1 million at December 31, 2009.  Securities are pledged to secure public deposits, repurchase agreements and for other purposes as required or permitted by law.

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

Contractual maturities of securities available for sale at June 30, 2010 were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

June 30, 2010 ($000’s)	Fair Value

Due in one year or less	$1,865
Due after one year through five years	546
Due after five years through ten years	724
Due after ten years	1,832
4,967
Mortgage-backed securities	87,331
Equity securities	4,185
Total securities available-for-sale	$96,483

At June 30, 2010, there were 3 securities and at December 31, 2009, there were 20 securities in an unrealized loss position.  Securities with unrealized losses at June 30, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2010 ($000’s)

States and political subdivisions	$—	$—	$782	$(9)	$782	$(9)
Other bonds	$—	$—	5	(129)	5	(129)
Total temporarily impaired	$—	$—	$787	$(138)	$787	$(138)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2009 ($000’s)	Value	Losses	Value	Losses	Value	Losses

States and political subdivisions	$616	$(7)	$771	$(20)	$1,387	$(27)
Mortgage - backed securities	100,181	(2,477)	—	—	100,181	(2,477)
Other bonds	—	—	37	(742)	37	(742)
Equity securities	3,965	(9)	—	—	3,965	(9)
Total temporarily impaired	$104,762	$(2,493)	$808	$(762)	$105,570	$(3,255)

At June 30, 2010, for those securities in a loss position, the Company does not have the intent to sell these securities and the Company believes it is unlikely that the Company will be required to sell these securities while they are in a loss position.

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

The other bonds consist of Collateralized Debt Obligations (“CDOs”).  For the three months ended June 30, 2010 the Company recognized $417,000 of impairment losses on these CDOs using cash flow analysis pursuant to the current guidelines on recognition of impairment losses.  For the six months ended June 30, 2010, impairment losses of $645,000 were recognized on these CDOs.

The Company’s investment in CDOs at June 30, 2010 consisted of three securities; PreTSL XXII, PreTSL XXIV and PreTSL XXVII.  The Company’s CDOs consist of various tranches of each security with tranches having various risk factors and repayment schedules with an “A” tranche having the least risk and “D” and “Income Notes” having the highest risk.  For PreTSL XXII, the Company’s tranche level is “Mezzanine Class C-2” and at June 30, 2010, approximately 28.5% of the issuers of the debt underlying PreTSL XXII were in default or deferring payments on their debt as compared with 24.5% at year-end 2009.  For PreTSL XXIV, the Company’s tranche level is “Mezzanine Class D” and at June 30, 2010, approximately 33.3% of the issuers of the debt underlying PreTSL XXIV were in default or deferring payments on their debt as compared with 29.4% at year-end 2009.  For PreTSL XXVII, the Company’s tranche level is “Mezzanine Class C-1” and at June 30, 2010, approximately 27.8% of the issuers of the debt underlying PreTSL XXVII were in default or deferring payments on their debt as compared with 21.2% at year-end 2009.

Note 5 – Subordinated Debentures

During September 2005, the Company issued $10 million of trust preferred securities through Northern States Statutory Trust I, a wholly-owned grantor trust.  The Company issued $10 million of subordinated debentures to Northern States Statutory Trust I, which in turn issued $10 million of trust preferred securities.  The subordinated debentures mature in September 2035.  From December 2005 until September 15, 2010, the subordinated debentures bear interest at a rate equal to the sum of the product of 50% times the 3-month LIBOR plus 1.80%, plus the product of 50% times 6.186%, and thereafter at a rate equal to the 3-month LIBOR plus 1.80%.  After September 15, 2010, the subordinated debentures will bear an interest rate of the 3-month LIBOR plus 1.80%.  The rate on the subordinated debentures was 4.26153% at June 30, 2010, which is the effective rate from June 15, 2010 through September 14, 2010.  For the three months ended June 30, 2010 and 2009, interest expense on the subordinated debentures was $108,000 and $117,000, respectively.  For the six months ended June 30, 2010 and 2009, interest expense on the subordinated debentures was $212,000 and $240,000, respectively.

The Company has guaranteed the payment of distributions and payments upon liquidation or redemption of the trust preferred securities, in each case to the extent of funds held by the Trust. The Company and the Trust believe that, taken together, the obligations of the Company under the guarantee, the subordinated debentures, and other related agreements provide, in the aggregate, a full, irrevocable and unconditional guarantee, on a subordinated basis, of all of the obligations of the Trust under the trust preferred securities. Subject to certain limitations, the Company has the right to defer the payment of interest on the junior subordinated debentures at any time, or from time to time, for a period not to exceed 20 consecutive quarters.  In November 2009, the Company notified the trustee that holds the Company’s junior subordinated debentures relating to its outstanding trust preferred securities that the Company would be deferring its regularly scheduled quarterly interest payments.  The Company has continued to defer its quarterly interest payments through June 30, 2010.  As of June 30, 2010, the accrued interest payable on the subordinated debentures totaled $346,000.  During the deferral period, the Company may not pay any dividends on its common or preferred stock. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the subordinated debentures at maturity or their earlier redemption. The subordinated debentures are callable at par beginning in 2010 and earlier at the discretion

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

of the Company if certain conditions are met, and, in any event, only after the Company has obtained Federal Reserve approval, if then required under applicable guidelines or regulations.  Subject to certain exceptions, the Company may not without the consent of the Treasury Department engage in repurchases of the Company’s common stock or trust preferred securities for three years or, if earlier, the date on which all shares of Series A Preferred Stock issued to the Treasury Department have been redeemed or transferred by the Treasury Department.

Note 6 – Consent Order

On April 16, 2010, the Company’s wholly-owned subsidiary, NorStates Bank (the “Bank”) and the Federal Deposit Insurance Corporation (the “FDIC”) and the Illinois Department of Financial and Professional Regulation (the “IDFPR”) entered into a joint Consent Order, which replaced a memorandum of understanding entered into by and among the Board of Directors of the Bank, the FDIC and the IDFRP on September 21, 2009.  Pursuant to the Consent Order, among other things, the Bank has agreed to undertake the following:

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

(4)
prohibit the extension of additional credit to or for the benefit of any existing borrower with a loan that has been previously charged-off or classified “loss” by the examiners, as well as prohibit the extension of additional credit in any amount in excess of $10,000 to any existing borrower with an outstanding loan classified as “substandard”, “doubtful” or “special mention” unless the Board of Directors or a committee thereof determines the loan to be in the best interests of the Bank;

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

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

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

(11)
adopt a written contingency funding/liquidity plan which includes identification of the sources of liquid assets available to meet the Bank’s contingency funding needs over one-, two- and three-month time horizons; and

(12)	adopt a revised investment policy and interest rate risk policy to address the recommendations of the examiners.

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

As an adequately capitalized institution, the Bank may not accept, renew or roll over brokered deposits without prior approval of the FDIC.  Brokered deposits also include deposits with rates of interest that are more than 75 basis points above the rate applicable to the applicable market of the Bank as determined by the FDIC.  The FDIC has approved that the Bank is operating in a high rate area, which allows the Bank to use a local average deposit rates as a basis for setting competitive rates on its deposits.

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

The Bank continues to dedicate significant resources to effectively identify, monitor, and manage problem assets and reduce real estate loan concentrations.  A liquidity plan has been developed to identify the sources of liquid assets available to meet the Bank’s contingency funding.  Dividends have already been restricted and the Company has suspended its dividend payments on its Series A Preferred Stock issued to

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

the Treasury Department as is permissible under the terms of the TARP Capital Purchase Program.  The Bank’s Tier 1 to average assets ratio and total capital to assets ratio, on a risk adjusted basis, were 8.64 percent and 13.19 percent, respectively, as of June 30, 2010 which were above the capital levels required by the Consent Order of 8.00 percent and 12.00 percent, respectively.

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

Note 8 – Recent Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board issued a statement which expands disclosures about credit quality of financing receivables and allowance for credit losses.  The standard will require the Company to expand disclosures about the credit quality of our loans and the related reserves against them.  The extra disclosures will include details on our past due loans, credit quality indicators, and modifications of loans.  The Company will adopt the standard beginning with the December 31, 2010 financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS.

The following discussion focuses on the consolidated financial condition of Northern States Financial Corporation (the “Company”) at June 30, 2010 and the consolidated results of operations for the three and six month periods ended June 30, 2010, compared with the three and six month periods ended June 30, 2009.  The purpose of this discussion is to provide a better understanding of the condensed consolidated financial statements of the Company and the operations of its two wholly-owned subsidiaries, NorStates Bank (the “Bank”) and NorProperties, Inc. (“NorProp”), and the Bank’s wholly- owned subsidiaries, Northern States Community Development Corporation (“NSCDC”) and XPC LLC. This discussion should be read in conjunction with the interim condensed consolidated unaudited financial statements and notes thereto included herein.

Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties.  The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted.  The Company undertakes no obligation to update these forward-looking statements in the future.  The Company cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to June 30, 2010 to differ materially from those expressed in forward-looking statements.  Factors that could cause actual results to differ from those predicted and could have a material adverse effect on the operations of the Company and its subsidiaries

NORTHERN STATES FINANCIAL CORPORATION

include, but are not limited to, the potential for further deterioration in the credit quality of the Company’s loan and lease portfolios, uncertainty regarding the Company’s ability to ultimately recover on loans currently on nonaccrual status, the Company’s ability to comply with the provisions of the Consent Order, unanticipated changes in interest rates, general economic conditions, increasing regulatory compliance burdens or potential legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the quality or composition of the Company’s loan or investment portfolios, deposit flows, liquidity issues, competition, demand for loan products and financial services in the Company’s market area, and changes in accounting principles, policies and guidelines.  These risks and uncertainties should be considered in evaluating forward-looking statements.

OVERVIEW

Total assets at June 30, 2010 were $556.0 million, a decrease of $66.3 million from total assets of $622.3 million, or 10.7 percent, at December 31, 2009.  Loans totaled $403.1 million at June 30, 2010, a decrease of $28.2 million, or 6.5 percent, from loans of $431.3 million at December 31, 2009.  The Company lowered its assets as it managed its balance sheet to improve its capital ratios.  Loans decreased as $9.9 million in loans were transferred to other real estate owned, $5.2 million in loans were charged-off to the allowance for loan and lease losses and as the Company received scheduled principal loan payments and loan payoffs received in the normal course of business.  During the first quarter of 2010, the Company sold $40.5 million of investment securities, classified as available for sale, for liquidity purposes.  The Company recognized a $653,000 gain from the sale of the securities while receiving $41.2 million in proceeds.  As a consequence, the Company’s securities portfolio was reduced to $96.5 million at June 30, 2010 compared with $133.4 million at year-end 2009.

Deposits totaled $462.4 million at June 30, 2010, decreasing $54.8 million from $517.2 million in deposits at December 31, 2009.  The reduction to deposits was attributable to decreases to brokered time deposits that totaled $37.6 million at June 30, 2010, a decline of $57.3 million, as compared with a total of $94.9 million at December 31, 2009.  The Company decreased its brokered time deposits to meet the terms of the Consent Order.

The Company had a loss for the three months ended June 30, 2010 of $574,000 or $0.20 per share, compared with a loss of $11.8 million, or $2.97 per share for the same three months of 2009.  The loss for the three months ended June 30, 2010 was due primarily to the provision for loan and lease losses of $517,000, recognition of impairment losses on investment securities of $417,000 and write-downs of real estate owned of $1.4 million which was partially offset by gains of $262,000 from sales of other real estate owned.   The loss for same three months of 2009 was primarily due to provision for loan and lease losses of $3.7 million and the one-time write-down of goodwill of $9.5 million.

The Company’s net interest income, the difference between interest earned on loans and investments and interest paid on deposits and borrowings, increased 3.7 percent, or $169,000 and totaled $4.7 million for the second quarter of 2010 despite the reduction in assets.  This compares with net interest income of $4.5 million for the same quarter of 2009.  The improvement to net interest income was attributable to reduction to rates paid on deposits.  The net yield on interest earning assets increased to 3.58 percent during the second quarter of 2010 as compared with 3.09 percent during the second quarter of 2009.

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

NORTHERN STATES FINANCIAL CORPORATION

provided, and future results could differ. The allowance for loan and lease losses is a critical accounting policy for the Company because management must make estimates of losses and these estimates are subject to change.

The allowance for loan and lease losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan and lease losses and decreased by charge-offs less recoveries. Management analyzes the adequacy of the allowance for loan and lease losses at least quarterly. In its analysis management estimates the allowance balance required using past loan and lease loss experience, the nature and volume of the portfolio, information about specific borrower situations, the present value of expected cash flows and collateral values, economic conditions and other factors.  Allocations of the allowance may be made for specific loans and leases, but the entire allowance is available for any loan or lease that, based on management’s judgment, should be charged-off.  Based on management’s analysis, management believes the allowance for loan and lease losses at June 30, 2010 is adequate to cover probable incurred credit losses.

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

Intangible assets consist of core deposits and acquired customer relationship intangible assets arising from whole bank and branch acquisitions, which is periodically evaluated for impairment.  These assets were initially measured at fair value and are being amortized on the straight-line method over their estimated useful life of seven years and will be fully amortized by year-end 2010.

The Company analyzed its net deferred tax asset, exclusive of the deferred tax liability related to the unrealized gain on securities available for sale, that totaled $14.9 million at June 30, 2010 due to its recent losses prior to income taxes.  The analysis of the deferred tax asset requires income projections into the future as well as any income tax refunds that the Company may be able to receive.  The Company’s deferred tax asset valuation allowance was $14.9 million at June 30, 2010 based on its analysis as compared with $13.7 million at December 31, 2009.  The Company will need to continue to analyze its deferred tax asset quarterly.

FINANCIAL CONDITION

The Company’s federal funds sold at June 30, 2010 decreased to $16.1 million compared with $20.8 million at December 31, 2009 as the Company’s total assets declined as the Company managed its balance sheet to improve its capital ratios.  Federal funds sold are excess funds above what is necessary to maintain at the Federal Reserve that the Company lends/sells to other financial institutions on an overnight basis.  The Company also uses these funds for its liquidity needs.

The Company’s securities available for sale declined $36.9 million, or 27.7 percent, to $96.5 million at June 30, 2010 compared with $133.4 million at year-end 2009.  The Company’s investments in mortgage-backed securities decreased $31.4 million to $87.3 million at June 30, 2010 as compared with $118.7 million at December 31, 2009.  The Company’s investments in state and political subdivision securities decreased $5.7 million to $3.9 million at June 30, 2010 as compared with $9.6 million at

NORTHERN STATES FINANCIAL CORPORATION

December 31, 2009.  These decreases to the Company’s investment securities portfolio were the primarily the result of the sale of $37.1 million of mortgage-backed securities and $3.4 million of securities issued by state and political subdivisions during the first quarter of 2010, which together totaled $40.5 million. The Company sold these securities for liquidity purposes and recognized a gain of $653,000 on the sale of the securities.  Securities also decreased by $645,000 due to other than temporary impairment write-downs to the Company’s CDOs that are carried as other bonds. The write-downs to the CDOs were based on an analysis of the collateral and the expected discounted cash flows. At June 30, 2010, securities totaling $72.3 million were pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.

Loans and leases totaled $403.1 million at June 30, 2010, decreasing $28.2 million from $431.3 million at December 31, 2009.  The decrease was due in part to $9.9 million in loans that were transferred to other real estate owned as properties securing past due loans were foreclosed.  The Company also charged-off uncollectible loans totaling $5.2 million, further reducing loan balances. The balance of the decrease to loans and leases was due to scheduled principal loan payments, loan payoffs and lower borrower demands attributed to the poor economy and to stricter loan underwriting.

Approximately 93 percent of the Bank’s loan portfolio at June 30, 2010 was secured by real estate.  The Company’s loans to the hotel industry totaled $71.5 million at June 30, 2010.    Loans secured by 1-4 family homes totaling $36.3 million at June 30, 2010 were pledged to secure a line of credit from the Federal Home Loan Bank of Chicago.  At June 30, 2010, loans totaling $120.0 million had payment schedules where only interest is collected until the loans mature as compared with $121.7 million in loans at December 31, 2009.  At June 30, 2010, $23.9 million of the loans having interest only payments consisted of home equity loans.

Loan commitments have decreased $9.6 million to $49.1 million at June 30, 2010, compared with $58.7 million at December 31, 2009, corresponding with the decline in loan demand during the first six months of 2010.  Letters of credit also decreased during the six months ended June 30, 2010, to $6.2 million from $6.5 million at year-end.  At June 30, 2010, loans to related parties totaled $274,000 and loan commitments and letters of credit issued to related parties were $775,000.  Loans, loan commitments and letters of credit to related parties are made on the same terms and conditions that are available to the public.

Deposits totaled $462.4 million at June 30, 2010, decreasing $54.8 million, or 10.6 percent, from $517.2 million at year-end 2009.   Brokered time deposits decreased $57.3 million to $37.6 million, or 8.1 percent of total deposits, at June 30, 2010, as compared with $94.9 million, or 18.4 percent of total deposits, at December 31, 2009.  The Company lowered its dependence on brokered deposits in response to the provisions of the Consent Order.

Because the Consent Order establishes specific capital amounts to be maintained by the Bank, the Bank may not be considered better than “adequately capitalized” for capital adequacy purposes, even if the Bank exceeds the levels of capital set forth in the Consent Order. Currently, the Bank exceeds the capital levels established by the FDIC and the IDFPR in the Consent Order.

As an adequately capitalized institution, the Bank may not accept, renew or roll over brokered deposits without prior approval of the FDIC.  Brokered deposits also include deposits with rates of interest that are more than 75 basis points above the rate applicable to the applicable market of the Bank as determined by the FDIC.  During the second quarter of 2010, the Bank was able to open $29.7 million of new wholesale time deposits through internet advertising that are not considered brokered deposits.  Furthermore, the Bank has received designation by the FDIC that the Bank is operating in a high rate area.  This allows the Bank to use a local average deposit rates as a basis for setting competitive rates on its deposits.  However, other depositors, including some local government entities, may not maintain their deposits at the Bank, if the Bank is no longer classified as well capitalized.

NORTHERN STATES FINANCIAL CORPORATION

The mix of deposits has changed as money market accounts declined $11.3 million to $49.1 million at June 30, 2010 as compared with $60.4 million at December 31, 2009.  The decline to the money market accounts was primarily attributed to the lower interest rates paid on this deposit product.  This decline was offset by increases to time deposits of $9.5 million from wholesale time deposits obtained through internet advertising that are not considered brokered deposits and from increases to savings accounts of $3.2 million since year-end 2009.

Securities sold under repurchase agreements declined $12.0 million at June 30, 2010 to $37.4 million compared with $49.4 million at December 31, 2009.  The decrease was due largely to one customer who lowered their repurchase agreements by $7.9 million during 2010 for business reasons.

FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s securities in its investment portfolio that were measured at fair value on a recurring basis at June 30, 2010, and the valuation techniques used by the Company to determine the fair values.

TABLE 1

NORTHERN STATES FINANCIAL CORPORATION
ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS
SECURITIES AVAILABLE FOR SALE
($ 000s)

Securities Available for Sale		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Treasury	$1,004	$1,004
States and political subdivisions	3,958		3,958
Mortgage - backed securities	87,331		87,331
Other bonds	5			5
Equity securities	4,185		4,185

Total at June 30, 2010	$96,483	$1,004	$95,474	$5

U.S. Treasury	$1,006	$1,006
States and political subdivisions	9,641		9,641
Mortgage - backed securities	118,729		118,729
Other bonds	37			37
Equity securities	4,008		4,008
Total at December 31, 2009	$133,421	$1,006	$132,378	$37

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

TABLE 2

NORTHERN STATES FINANCIAL CORPORATION
CHANGES IN LEVEL 3 MEASURED AT FAIR VALUE ON A RECURRING BASIS
SECURITIES AVAILABLE FOR SALE
($ 000s)

Securities Available for Sale

Balance at December 31, 2009	$37
Total realized and unrealized gains (losses) included in income	(645)
Total unrealized gains (losses) included in other comprehensive income	613
Net purchase, sales, calls and maturities	0
Net transfer into Level 3	0
Balance at June 30, 2010	$5

Securities Available for Sale

Balance at December 31, 2008	$2,265
Total realized and unrealized gains (losses) included in income	(628)
Total unrealized gains (losses) included in other comprehensive income	(1,458)
Net purchase, sales, calls and maturities	(7)
Net transfer into Level 3	0
Balance at June 30, 2009	$172

NORTHERN STATES FINANCIAL CORPORATION

There were no changes between securities from Level 1 to Level 2 during the six months ended June 30, 2010.  The Company’s change in Level 3 securities available for sale measured on a recurring basis are shown in Table 2.

Securities classified within Level 3 consist primarily of collateralized debt obligations (“CDOs”).  The CDOs were valued using accounting guidelines to determine other than temporary impairment losses.  The impairment losses on the CDOs were due to defaults and deferral of payments by the financial institutions and insurance companies that issued the debt underlying the securities.  The Company used cash flow analyses at June 30, 2010 that assume that 2.00 percent of the debt that underlies the CDOs will default within the next six months and that annually thereafter, there will be defaults of 1.25 percent annually and recoveries of .15 percent annually lagging two years after the defaults.  The Company believes that these estimates are supportable based on its analyses of actual defaults and deferrals and the actual financial condition of the debtors underlying the CDOs.

TABLE 3

NORTHERN STATES FINANCIAL CORPORATION
ASSETS MEASURED AT FAIR VALUE ON A NON-RECURRING BASIS
IMPAIRED LOANS
($ 000s)

Impaired Loans		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

At June 30, 2010	$37,063	$—	$—	$37,063

At December 31, 2009	$25,447	$—	$—	$25,447

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

During the first half of 2010 and during 2009, the Company recorded adjustments to certain collateral dependent loans that were measured for impairment in accordance with accounting guidelines.  Such amounts are generally based on the estimated underlying collateral values less estimated costs to sell that secure the loan.  In cases where the carrying value of the loans exceed the estimated fair value of the collateral less estimated costs, an impairment loss was recognized. These adjustments to impaired loans for the first half of 2010 totaled $3.3 million as additional allocations to the allowance for loan and lease losses.

NORTHERN STATES FINANCIAL CORPORATION

During 2010, the Company recorded adjustments to certain properties carried as other real estate owned that were measured for impairment in accordance with accounting guidelines.  Such amounts are generally based on the underlying fair value of the properties less estimated costs to sell.  In cases where the carrying value of the properties exceeded the estimated fair value of the property less estimated costs, an impairment loss was recognized.  During the six months ended June 30, 2010, there was $1,424,000 in impairment loss recognized as write-downs to other real estate owned.

TABLE 4

NORTHERN STATES FINANCIAL CORPORATION
ASSETS MEASURED AT FAIR VALUE ON A NON-RECURRING BASIS
IMPAIRED OTHER REAL ESTATE OWNED
($ 000s)

Impaired Other Real Estate Owned		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

At June 30, 2010	$16,927	$—	$—	$16,927

At December 31, 2009	$13,185	$—	$—	$13,185

The following methods and assumptions were used to estimate fair values for financial instruments.  Securities fair values are based on quoted market prices, on observable inputs, including prices for similar securities in active markets and interest rates and yield curves at commonly quoted intervals, or are based on unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related securities.  It is estimated that cash and cash equivalents, accrued interest receivable and accrued interest payable are carried at fair value.  For loans and leases, deposits, securities sold under repurchase agreements and the subordinated debentures, the fair value is estimated by discounted cash flow analysis using market rates for the estimated life and credit.  Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.  The fair value of off-balance sheet items are based on the fees or costs that would currently be charged to enter or terminate such arrangements and the fair values are not material.

NORTHERN STATES FINANCIAL CORPORATION

TABLE 5

NORTHERN STATES FINANCIAL CORPORATION
FAIR VALUE OF FINANCIAL INSTRUMENTS
As of June 30, 2010
($ 000s)

June 30, 2010	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$31,085	$31,085
Securities available for sale	96,483	96,483
Loans and leases, net	386,053	392,992
Federal Home Loan Bank stock	1,801	1,801
Accrued interest receivable	2,062	2,062

Financial liabilities:
Deposits	$(462,367)	$(463,442)
Securities sold under repurchase agreement	(37,384)	(37,239)
Subordinated debentures	(10,000)	(5,902)
Advances from borrowers for taxes and insurance	(933)	(933)
Accrued interest payable	(1,574)	(1,574)

	Carrying Value	Estimated Fair Value
December 31, 2009
Financial assets:
Cash and cash equivalents	$34,194	$34,194
Securities available for sale	133,421	133,421
Loans and leases, net	413,259	418,085
Federal Home Loan Bank stock	1,801	1,801
Accrued interest receivable	2,203	2,203

Financial liabilities:
Deposits	$(517,236)	$(519,606)
Securities sold under repurchase agreement	(49,364)	(49,244)
Subordinated debentures	(10,000)	(6,728)
Advances from borrowers for taxes and insurance	(898)	(898)
Accrued interest payable	(1,773)	(1,773)

CAPITAL RESOURCES

Total stockholders’ equity increased $374,000 to $40.7 million at June 30, 2010, as compared with $40.3 million at year-end 2009.  The growth was the result of $3.4 million of increases to accumulated other comprehensive income relating to the unrealized gains on securities available for sale, net of deferred tax.  Offsetting most of this growth was losses for the first six months of 2010 of $2.6 million and the accrual of preferred stock dividends that totaled $443,000.  The book value of the Company’s outstanding common stock at June 30, 2010 was $5.76 per share, compared with $5.67 at December 31, 2009.

On a consolidated basis, the Company’s Tier 1 to average assets ratio and total capital to assets ratio, on a risk adjusted basis, were 8.56 percent and 13.10 percent, respectively, as of June 30, 2010.  The Bank’s Tier 1 to average assets ratio and the total capital to assets ratio, on a risk adjusted basis, were 8.64 percent and 13.19 percent, respectively, as of June 30, 2010 which were above the capital levels required by the Consent Order of 8.00 percent and 12.00 percent, respectively.

NORTHERN STATES FINANCIAL CORPORATION

At the Company’s annual meeting of stockholders held on May 21, 2009, the stockholders approved the 2009 Restricted Stock Plan (“Plan”).  The goal of the Plan is to promote the Company’s long-term financial success, increase stockholder value and enhance our ability to attract and retain employees and directors.  The Plan authorizes the issuance of up to 400,000 shares of the Company’s common stock, which is approximately 10 percent of the Company’s total shares currently issued and outstanding, in connection with incentive compensation awards.  Shares of the Company’s common stock issued under the Plan as awards may consist of treasury shares or authorized and unissued shares not reserved for any other purpose. Awards under the Plan may be made to directors and employees of both the Company and its subsidiaries and may consist of restricted stock with associated voting rights and the right to receive dividends.   Awards may also be issued as restricted stock units not having voting rights or the right to receive dividends until the terms of the award are satisfied and shares of the Company’s common stock are actually issued; however, dividends may be credited to a restricted stock unit award.  The terms and conditions of each award will be set forth and described in an award agreement between the Company and the participant.  No awards have been issued under the Plan as of June 30, 2010.

LIQUIDITY

The Company’s liquidity is measured by the ability to raise funds through deposits, borrowed funds, capital or cash flow from the repayment or maturities of loans and securities and net profits.  Liquidity is primarily managed through the growth of deposits and by liquid assets such as cash and due from banks less any reserve requirements, securities available for sale less any pledged securities and federal funds sold.  Asset and liability management is the process of managing the balance sheet to achieve a mix of earning assets and liabilities in such a way that achieves an interest rate risk profile acceptable to management and assists in achieving a desired level of profitability.  An important part of the overall asset and liability management process is providing adequate liquidity.  Liquid assets at the Bank consist of cash and cash equivalents less any Federal Reserve Bank deposit requirements plus unpledged securities available for sale.  The Bank’s liquid assets totaled $47.5 million at June 30, 2010, as compared with $64.4 million at December 31, 2009.

As required by the Consent Order, management has developed a liquidity plan that identifies the sources of liquid assets available to meet the Bank’s contingency funding over one-, two- and three-month time horizons.  This liquidity plan looks at the Bank’s ability to meet the cash flow requirements of customers and other operating needs and seeks to manage liquidity to meet these requirements.  The Company needs to have sufficient cash flow to meet borrowers’ needs to fund loans or the requirements of depositors wanting to withdraw funds.  The Statements of Cash Flows shows that for the six months ended June 30, 2010, cash and cash equivalents decreased by $3.1 million to $31.1 million, primarily as the result of decreases to deposits.

The Consent Order also restricts payments of dividends from the Bank to the Company and as such this conserves liquidity at the Bank.  Dividends from the Bank are needed to fund the dividend payments to the Company’s preferred and common stockholders and the interest payments on its subordinated debentures.   Due to this restriction, among other factors, it is expected that the Company will continue to suspend dividend payments on its Series A Preferred Stock issued under the TARP Capital Purchase Program for the balance of 2010 and there will be no dividends to common stockholders in 2010.  Also, the Company will continue to defer interest payments on its subordinated debentures.  The dividends on the Series A Preferred Stock and the interest payments on the subordinated debentures, if paid, would total an estimated $1.3 million for 2010.

As part of the liquidity plan, management reviews the Bank’s liquidity ratio daily as well as the Bank’s sources and uses of funds weekly.  The liquidity ratio is the net liquid assets divided by net deposits and short-term liabilities.  At June 30, 2010, this ratio at the Bank was 11.0 percent, compared with 13.6 percent at year-end 2009, and was within management’s internal policy guidelines.

NORTHERN STATES FINANCIAL CORPORATION

The liquidity plan considers the liquidity provided by scheduled principal payments by loan customers as well as estimated anticipated payoffs of loans as the Bank attempts to lower its concentrations of loans to the hotel industry.  The Bank expects to receive liquidity from loan principal payments of approximately $3.0 million per month.

Federal funds sold, interest bearing deposits in banks and available for sale securities, particularly those of shorter maturities, are principal sources of liquidity.  Federal funds sold at June 30, 2010 were $16.1 million compared with $20.8 million at December 31, 2009.

The Company classifies all of its securities as available for sale, which increases the Company’s flexibility in that the Company can use its unpledged securities to meet liquidity requirements by selling the unpledged securities or by increasing its repurchase agreement balances.  During the first half of 2010, liquidity of $41.2 million was made available through the sale of securities available for sale. Securities available for sale totaled $96.8 million at June 30, 2010, of which $72.3 million were pledged to secure public deposits and repurchase agreements, as compared with pledged securities of $94.2 million at December 31, 2009.

An important source of liquidity to the Company is deposits.  Under the Consent Order, the Bank must limit its brokered time deposits and lower the interest rates paid on its “High Yield Checking” NOW account product.  As a result of the Consent Order, the Bank is not permitted to pay a rate of interest on deposit products that is more than 75 basis points above the rate applicable to the applicable market of the Bank as determined by the FDIC.  As a factor in its liquidity plan, the Company anticipates that brokered time deposits, “High Yield Checking” NOW accounts and public deposits may decrease from their current levels due in part to Bank compliance with the Consent Order. The Bank expects that a portion of these deposit reductions will be offset by continued growth from core deposits to new retail and commercial customers as well as internet advertised wholesale time deposits.  The FDIC has recognized that the Bank is operating in a high rate area, which allows the Bank to use local average deposit rates as a basis for setting competitive rates on its deposits.  However, it is expected that deposits will decline during the balance of 2010 and liquidity available from this source will be limited.

Another important source of liquidity to the Company is borrowings.  In its liquidity plan, the Bank considers its line of credit available at the Federal Home Loan Bank of Chicago, which was $18.2 million at June 30, 2010, as a source of liquidity.  The Company has pledged loans totaling $36.3 million at June 30, 2010 as security for potential borrowings the Company may incur by drawing on the line of credit at the Federal Home Loan Bank of Chicago.  Additional funds from available lines of credit at two independent banks at June 30, 2010 totaling $20.0 million may also supplement the Company’s ability to meet any funding needs, including any unexpected strain on liquidity.

RESULTS OF OPERATIONS

NET INCOME

The Company recognized a loss for the quarter ended June 30, 2010 of $574,000, as compared with a loss of $11.8 million for the same quarter of 2009.  The loss during the second quarter of 2010 was primarily due to write-downs to other real estate owned of $1.4 million as these property values declined. Other factors affecting the loss for the three months ended June 30, 2010, include provisions for loan losses of $517,000 and impairment charges of $417,000 taken on collateralized debt obligations of trust preferred securities issued by financial institutions.

NORTHERN STATES FINANCIAL CORPORATION

For the six months ended June 30, 2010, the Company posted a loss of $2.6 million as compared with a loss of $13.3 million for the same period of 2009.  The loss for the first half of 2010 resulted from provisions for loan losses of $4.2 million, write-downs of other real estate owned of $1.4 million and impairment write-downs to securities of $645,000.   The loss was partially offset by gains from the sale of securities of $653,000 and gains from sales of other real estate owned of $400,000.

NET INTEREST INCOME

Net interest income, the difference between interest income on earning assets and interest expense on interest bearing liabilities, increased 3.7 percent, or $169,000, to $4.7 million for the three months ended June 30, 2010, as compared with $4.6 million for the same quarter of 2009.  Net interest income for the quarter increased despite a decline to interest earning assets for the second quarter of 2010 compared with same quarter of 2009.  The increase in net interest income was attributable to decreases in rates paid on interest bearing deposits as during the second quarter of 2010 as compared with the same quarter last year.

Average interest earning assets during the three months ended June 30, 2010 totaled $535.7 million, a decrease of $67.1 million from average earning assets of $602.8 million during the three months ended June 30, 2009.  Most of the decline to average assets was attributable to decreases to average loans of $65.7 million for the quarter as compared to the same quarter last year.

Net interest income for the second quarter of 2010 increased as the net interest spread, the difference between rates earned on interest earning assets and paid on deposits and borrowings, increased as compared with the same quarter of 2009.  The net interest spread increased 67 basis points to 3.42 percent for the second quarter of 2010 as compared with 2.75 percent for the second quarter last year.  Although the yields on interest earning assets declined 30 basis points for the second quarter of 2010, rates paid on deposits and borrowings declined to a greater extent by 97 basis points.  After careful review, the Company lowered certain rates on deposits and borrowings in order to increase net interest income.

Net interest income for the first half of 2010, declined $24,000 as compared with the first half of 2009.   The net interest spread increased 40 basis points to 3.23 percent for the first half of 2010 as compared with 2.83 percent for the same time period last year.  The slight decrease to net interest income for the six months ended June 30, 2010 as compared with the same time period of 2009 was attributable to the decrease in interest earning assets.

NORTHERN STATES FINANCIAL CORPORATION

TABLE 6

NORTHERN STATES FINANCIAL CORPORATION
ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES
For the Three Months Ended  June 30, 2010 and 2009 - Rates are Annualized
($ 000s)

	2010			2009
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets
Loans (1)(2)(3)	$407,763	$5,312	5.21%	$473,482	$6,021	5.09%
Taxable securities (4)	93,192	697	3.00%	85,303	1,117	5.43%
Tax advantaged securities (2) (4)	4,627	69	6.06%	8,716	133	6.12%
Federal funds sold	30,088	15	0.20%	35,279	9	0.10%
Interest earning assets (4)	535,670	6,093	4.55%	602,780	7,280	4.85%
Noninterest earning assets	34,417			42,975
Average assets	$570,087			$645,755

Liabilities and stockholders’ equity
NOW deposits	$65,015	$61	0.38%	$47,469	$51	0.43%
Money market deposits	51,678	69	0.53%	63,717	234	1.47%
Savings deposits	64,432	16	0.10%	62,565	39	0.25%
Time deposits	230,838	980	1.70%	266,574	2,029	3.04%
Other borrowings	50,085	180	1.44%	64,621	294	1.82%
Interest bearing liabilities	462,048	1,306	1.13%	504,946	2,647	2.10%
Demand deposits	61,547			56,848
Other noninterest bearing liabilities	5,876			681
Stockholders’ equity	40,616			83,280
Average liabilities and stockholders’ equity	$570,087			$645,755

Net interest income		$4,787			$4,633

Net interest spread			3.42%			2.75%

Net yield on interest earning assets (4)			3.58%			3.09%

Interest-bearing liabilities to earning assets ratio			86.26%			83.77%
_____________
(1) -	Interest income on loans includes loan origination and other fees of $10,000 and $14,000 for the three months ended June 30, 2010 and 2009, respectively.
(2) -
Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34 percent tax rate.  The tax equivalent adjustment reflected in the above table for municipal loans is approximately $28,000 and $22,000 for the three months ended June 30, 2010 and 2009, respectively.  The tax equivalent adjustment reflected in the above table for municipal securities is approximately $24,000 and $45,000 for the three months ended June 30, 2010 and 2009, respectively.

(3) -	Non-accrual loans are included in average loans.
(4) -
Rate information was calculated on the average amortized cost for securities.  The three months ended June 30, 2010 and 2009 average balance information includes an average unrealized gain for taxable securities of $269,000 and $2,897,000,  respectively, and for tax-advantaged securities of $76,000 and $27,000, respectively.

NORTHERN STATES FINANCIAL CORPORATION

TABLE 7

NORTHERN STATES FINANCIAL CORPORATION
ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES
For the Six Months Ended  June 30, 2010 and 2009 - Rates are Annualized
($ 000s)

	2010			2009
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets
Loans (1)(2)(3)	$415,892	$10,518	5.06%	$476,738	$12,477	5.23%
Taxable securities (4)	109,014	1,712	3.14%	90,675	2,371	5.40%
Tax advantaged securities (2) (4)	6,145	184	6.12%	9,067	282	6.23%
Federal funds sold	24,771	21	0.17%	27,020	12	0.09%
Interest earning assets (4)	555,822	12,435	4.47%	603,500	15,142	5.04%
Noninterest earning assets	34,787			41,147
Average assets	$590,609			$644,647

Liabilities and stockholders’ equity
NOW deposits	$63,822	$168	0.53%	$45,543	$86	0.38%
Money market deposits	53,487	151	0.56%	64,445	550	1.71%
Savings deposits	63,157	31	0.10%	61,649	108	0.35%
Time deposits	246,016	2,264	1.84%	270,020	4,284	3.17%
Other borrowings	54,947	368	1.34%	69,102	615	1.78%
Interest bearing liabilities	481,429	2,982	1.24%	510,759	5,643	2.21%
Demand deposits	59,939			53,770
Other noninterest bearing liabilities	6,745			4,592
Stockholders’ equity	42,496			75,526
Average liabilities and stockholders’ equity	$590,609			$644,647

Net interest income		$9,453			$9,499

Net interest spread			3.23%			2.83%

Net yield on interest earning assets (4)			3.40%			3.16%

Interest-bearing liabilities to earning assets ratio			86.62%			84.63%
_____________
(1) -	Interest income on loans includes loan origination and other fees of $30,000 and $46,000 for the six months ended June 30, 2010 and 2009, respectively.
(2) -
Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34 percent tax rate.  The tax equivalent adjustment reflected in the above table for municipal loans is approximately $55,000 and $44,000 for the six months ended June 30, 2010 and 2009, respectively.  The tax equivalent adjustment reflected in the above table for municipal securities is approximately $63,000 and $96,000 for the six months ended June 30, 2010 and 2009, respectively.

(3) -	Non-accrual loans are included in average loans.
(4) -
Rate information was calculated on the average amortized cost for securities.  The six months ended June 30, 2010 and 2009 average balance information includes an average unrealized gain (loss) for taxable securities of ($125,000) and $2,820,000, respectively, and for tax-advantaged securities of $132,000 and $12,000, respectively.

NORTHERN STATES FINANCIAL CORPORATION

ASSET QUALITY AND THE PROVISION FOR LOAN AND LEASE LOSSES

At June 30, 2010, management, with the concurrence of the Board of Directors, after carefully reviewing the adequacy of the allowance for loan and lease losses and the levels of nonperforming and impaired loans and leases, determined that an allowance of $17.1 million was adequate to cover probable incurred loan and lease losses, as compared with $18.0 million at year-end 2009.  The Company’s allowance for loan and lease losses to total loans ratio was 4.24 percent at June 30, 2010 compared with 4.18 percent at December 31, 2009.

During the first half of 2010, $5.2 million in loans and leases were charged-off against the allowance compared with charge-offs of $1.0 million during the same period last year.  During the first half of 2010, recoveries of loans previously charged-off totaled $26,000, as compared with $12,000 in recoveries during the same period in 2009.  During the first half of 2010, the provision for loan and lease losses was $4.2 million as compared with $5.4 million during the same period of 2009.

Nonperforming loans and leases, which include loans and leases on nonaccrual status in addition to loans and leases 90 days or more past due and still accruing interest, were $42.8 million at June 30, 2010, or 10.61 percent of total loans and leases, as compared with $41.6 million at December 31, 2009, or 9.65 percent of loans and leases.

Nonaccrual loans totaled $40.8 million at June 30, 2010 compared with $41.6 million at December 31, 2009 and consisted primarily of $16.4 million of loans secured by 5 plus family properties and $15.0 million of loans secured by commercial properties.  Also included as nonaccrual loans were $6.8 million of construction loans and $2.6 million of home mortgage loans.  The Company is attempting to work with the nonaccrual borrowers to resolve the issues, but in many cases the Company will be foreclosing on the properties securing the loans and will transfer the loans to other real estate owned.  During the six months ended June 30, 2010, the Company had additions to other real estate owned of $9.9 million as it had foreclosed on properties or received properties in lieu of foreclosure that had been collateral for loans.

Loans and leases 90 days or more past due and still accruing interest increased to $2.0 million at June 30, 2010 compared with $30,000 at December 31, 2009.  These loans are well secured and in the process of collection.

Impaired loans and leases at June 30, 2010 totaled $70.3 million, as compared with $56.2 million at December 31, 2009, an increase of $14.1 million.  The Company considers a loan or lease impaired if full principal and interest will not be collected under the contractual terms of the note.  Nonaccrual loans and leases are classified as impaired.  Also included as impaired loans were $29.5 million in loans that were still on accrual basis and are not delinquent, but analysis shows that the borrowers had cash flow difficulties to the extent that it was prudent to consider these loans impaired.  Of these loans still on accrual basis and not delinquent, $22.3 million were considered restructured as the Company has made concessions to the borrowers.  Impaired loans and leases are carried at the present value of expected cash flows discounted at the loan’s effective interest rate or at the fair value of the collateral, if the loan or lease is collateral dependent.  At June 30, 2010, $8.2 million of the allowance for loan and lease losses was allocated to the impaired loans.

NORTHERN STATES FINANCIAL CORPORATION

Management continues to emphasize the early identification of loan-related problems and remains aggressive in pursuing resolution strategies.  The Company has adopted a more stringent and disciplined loan underwriting policy in regards to relationship size and out of market credits.  The Company continues to be an active lender for its current customers as well as qualifying prospective loan customers.

TABLE 8

NORTHERN STATES FINANCIAL CORPORATION
NONPERFORMING ASSETS
($ 000’s)

	June 30, 2010	December 31, 2009

Loans and leases
Nonaccrual status	$40,754	$41,589
90 days or more past due, still accruing	2,007	30
Total nonperforming loans and leases	42,761	41,619
Other real estate owned	23,635	19,198
Total nonperforming assets	$66,396	$60,817

Nonperforming loans and leases as a percentage of total loans, net of unearned income and deferred loan fees	10.61%	9.65%
Nonperforming assets as a percentage of total assets	11.94%	9.77%
Nonperforming loans and leases as a percentage of the allowance for loan losses	250.40%	230.87%

Another component of nonperforming assets is other real estate owned, consisting of assets acquired through loan foreclosure and repossession. At June 30, 2010, other real estate owned totaled $23.6 million, an increase of $4.4 million from $19.2 million at December 31, 2009.  During the six months ended June 30, 2010, the Company sold ten properties carried at $4.1 million and recognized a net gain on the sale of these properties of $400,000 and received net proceeds of $4.5 million.  The Company had additions to other real estate owned as $9.9 million was transferred from loans.

The Company’s other real estate portfolio at June 30, 2010 consisted primarily of $17.5 million of commercial real estate of which approximately $10.2 million was office buildings and $5.0 million was lumberyards.   Other real estate owned also consists of $4.1 million in construction and land development properties and $2.0 million in 1-4 family homes.  The Company is actively marketing these properties for sale.

NORTHERN STATES FINANCIAL CORPORATION

TABLE 9
NORTHERN STATES FINANCIAL CORPORATION
OTHER REAL ESTATE OWNED
($ 000’s)

	June 30, 2010	December 31, 2009

Real estate – construction and land development	$4,114	$3,765
Real estate – 1-4 family	2,036	1,680
Real estate – commercial	17,485	13,753

Total other real estate owned	$23,635	$19,198

	Six months ended
	June 30, 2010	June 30, 2009

Balance beginning of the period	$19,198	$10,575
Additions	9,931	1,611
Improvements	34	61
Sales proceeds	(4,504)	(4,596)
Gains (losses) on sales	400	(1,636)
Write-downs	(1,424)	0

Balance at end of period	$23,635	$6,015

Other real estate owned includes a property acquired in 1987 through the receipt of deed in lieu of foreclosure that was classified as a construction and land development property as it consists of approximately 525,000 square feet of vacant land.  This property was a former commercial/industrial site and is located in Waukegan, Illinois, overlooking Lake Michigan, with a carrying value of $2.1 million at June 30, 2010.  The Company is attempting to sell this property through the Bank’s subsidiary, Northern States Community Development Corporation as part of the City of Waukegan’s lakefront development plans.

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

The fair value of other real estate owned is reviewed by management at least quarterly to help ensure the reasonableness of its carrying value, which is lower of cost or the fair value less estimated selling costs.  During the second quarter of 2010 this review resulted in the write-down to the valuation of other real estate owned of $1.4 million.

NORTHERN STATES FINANCIAL CORPORATION

NONINTEREST INCOME

Noninterest income for the three months ended June 30, 2010 was $918,000 as compared with $545,000 for the three months ended June 30, 2009, an increase of $373,000.  During the second quarter of 2010 the Company booked gains on the sales of other real estate owned of $262,000 as compared with only $37,000 for the same quarter last year.  Noninterest income also increased during the second quarter of 2010 as the Company recognized decreased net securities impairment losses of $417,000 as compared with to $628,000 last year.

For the six months ended June 30, 2010, the Company recognized noninterest income of $2.5 million as compared with a net loss of $180,000 for the same time period of last year.  The increase to noninterest income of $2.7 million for the first half of 2010 is attributable to the net gains on the sale of securities of $653,000 and on the sale of other real estate owned of $400,000.  This compares with net losses on the sale of other real estate owned of $1.6 million during the first half of 2009.

NONINTEREST EXPENSE

Noninterest expense for the quarter ended June 30, 2010 was $5.7 million, decreasing $9.1 million from $14.8 million for the same quarter last year. The lower second quarter 2010 noninterest expense was primarily due to the $9.5 million one-time write-down of goodwill during the second quarter of 2009.   Contributing to the decreases to noninterest income for the second quarter 2010 was decreases in salaries and employee benefits of $372,000 as compared with the same quarter of 2009 as executive salaries were reduced during 2010 and the number of employees declined by 13 at June 30, 2010 compared with staff levels at June 30, 2009.  The Company had combined reductions of $798,000 for legal, FDIC insurance and other operating expenses for the second quarter of 2010 as compared with the same quarter of 2009.  These declines were offset by the $1.4 million write-down of other real estate owned during the second quarter of 2010 and the increases to audit and other professional fees of $199,000 as the Company responded to the Consent Order.

For the six month ended June 30, 2010 the Company had noninterest expense of $10.2 million as compared with $19.6 million for the same six months of 2009, a decrease of $9.4 million.  The decrease to noninterest expense was attributable to the $9.5 million one-time write-down of goodwill during the second quarter of 2009.  Salaries and employee benefits decreased $678,000 for the first half 2010 as compared with the first half of 2009 as executive salaries were reduced and the number of employees decreased.  The Company had combined reductions of $889,000 for occupancy, legal, FDIC insurance and other operating expenses for the six months ended June 30, 2010 as compared with the same six months of 2009 because the Company reviewed and reduced expenses.  These declines were offset by the $1.4 million write-down of other real estate owned during the second quarter of 2010 and increases to audit and other professional fees of $211,000 as the Company responded to the Consent Order.

FEDERAL AND STATE INCOME TAXES

For the three months ended June 30, 2010, the Company calculated an income tax benefit totaling $239,000 on the second quarter 2010 pretax loss of $574,000.  The Company booked the tax benefit of $239,000 as a deferred tax asset.  However, per accounting requirements, the Company increased the deferred tax asset valuation allowance in the second quarter of 2010 by $239,000 and, as a result, did not recognize any tax benefit during the quarter.  In order to take advantage of the tax benefits for its losses, the Company must analyze and show positive evidence, such as generating positive taxable income for a number of consecutive reporting periods, that it will more likely than not be able to use the tax benefit in future periods.  At June 30, 2010, the Company had a net deferred tax asset, exclusive of the deferred tax liability related to the unrealized gain on securities available for sale, of $14.9 million that was offset by a

NORTHERN STATES FINANCIAL CORPORATION

deferred tax asset valuation allowance for the same amount.  During the second quarter of 2009, the Company recognized a tax benefit of $1.5 million on its pretax loss of $13.3 million.

For the six months ended June 30, 2010, the Company calculated an income tax benefit totaling $1.0 million on the 2010 pretax loss for the first six months of $2.6 million.  The Company booked the tax benefit as a deferred tax asset and, per accounting requirements, the Company increased the corresponding amount to the deferred tax asset valuation allowance resulting in no tax benefit for the first half of 2010.  The Company recognized a tax benefit of $2.5 million for the first half of 2009 on its pretax loss of $15.8 million.

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

NORTHERN STATES FINANCIAL CORPORATION

On April 16, 2010, the Bank and the FDIC and the IDFPR entered into a final joint Consent Order, which replaced the MOU.  Various items required of the Bank, as agreed to under the Consent Order, are described in Note 6-“Consent Order” in this document in the notes to interim condensed consolidated financial statements.

Because the Consent Order establishes specific capital amounts to be maintained by the Bank, the Bank may not be considered better than “adequately capitalized” for capital adequacy purposes, even if the Bank exceeds the levels of capital set forth in the Consent Order. Currently, the Bank exceeds the capital levels established by the FDIC and the IDFPR in the Consent Order.

As an adequately capitalized institution, the Bank may not accept, renew or roll over brokered deposits without prior approval of the FDIC.  Brokered deposits also include deposits with rates of interest that are more than 75 basis points above the rate applicable to the applicable market of the Bank as determined by the FDIC.  As of June 30, 2010, 8.1 percent of the Bank’s deposits were brokered deposits.  The Bank believes it will be able to find alternative funding sources for these brokered deposits as they mature.  Replacement funding sources for the maturing brokered deposits include, among other sources: the growth of core deposits from current and new retail and commercial customers; internet advertised wholesale time deposits; scheduled repayments on existing loans; and the possible sale of investment securities.  The Bank has received designation by the FDIC that the Bank is operating in a high rate area, which allows the Bank to use a local average deposit rates as a basis for setting competitive rates on its deposits.

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

In July 2010, Congress enacted regulatory reform legislation known as the Dodd-Frank Wall Street Reform and Consumer Protection Act, which the President signed into law on July 21, 2010. This new law broadly affects the financial services industry by establishing a framework for systemic risk oversight, creating a resolution authority, mandating higher capital and liquidity requirements, requiring banks to pay increased fees to regulatory agencies and containing numerous other provisions aimed at strengthening the sound operation of the financial services sector. Many aspects of the law are subject to further rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact to the Company or across the industry.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The Company has contractual obligations that may not appear on the balance sheet.  Table 10 presents the Company’s significant fixed and determinable contractual obligations as of June 30, 2010, by payment date.  The payment amounts in Table 10 represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts or similar carrying amount adjustments.

NORTHERN STATES FINANCIAL CORPORATION

TABLE 10

NORTHERN STATES FINANCIAL CORPORATION
CONTRACTUAL OBLIGATIONS
As of June 30, 2010
($ 000s)

Contractual obligations	One year or less	Greater than 1 yr. and less than or equal to 3 yrs.	Greater than 3 yrs. and less than or equal to 5 yrs.	Greater than 5 yrs.	Total

Long-term debt
Subordinated debentures	$0	$0	$0	$10,000	$10,000
Time deposits	198,778	25,928	0	0	224,706

Other contractual obligations Standby letters of credit	6,208	0	0	0	6,208

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

The primary approach used by management to analyze interest rate risk is to periodically evaluate the “shock” to net interest income of an assumed instantaneous decrease and increase in rates of 1% and 2% using computer simulation to show the effect of rate changes on the base 12-month projected net interest income.  This approach falls under the broad definition of asset/liability management.

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

NORTHERN STATES FINANCIAL CORPORATION

TABLE 11

NORTHERN STATES FINANCIAL CORPORATION
EFFECT OF INTEREST SHOCKS ON NET INTEREST INCOME
as of June 30, 2010 and December 31, 2009
($000s)

		Immediate Change in Rates
	-2.00%	-1.00%	+1.00%	+2.00%

June 30, 2010:
Dollar Change from Base Forecast	$(1,555)	$(329)	$320	$660
Percent Change from Base Forecast	-8.57%	-1.81%	1.76%	3.64%

December 31, 2009:
Dollar Change from Base Forecast	$(427)	$(17)	$(2)	$(59)
Percent Change from Base Forecast	-2.35%	-0.09%	-0.01%	-0.33%

Financial institutions are also subject to interest rate risk in a rising rate environment.  Call features on securities may not be exercised and lower yielding securities may remain in the Company’s securities portfolio until maturity.

At June 30, 2010 the projected annual net interest income increases $660,000 when rates are shocked upward 2% while projected net interest income decreases $1.6 million for a 2% downward rate shock.  Interest rates at June 30, 2010 were very low, as evidenced by the prime lending rate being at 3.25 percent, its lowest level since 1955.  Many deposit rates could not go down 200 basis points as the deposit rate would then become negative.  As such, the rate shocks downward would lower interest income earned on loans and investments to a greater extent than interest paid on deposits and borrowings, thereby causing net interest income to decline.  Management believes that it is highly unlikely that rates will decrease further in the near future.

At both June 30, 2010 and December 31, 2009, the percentage changes from the base forecasted 12-month net interest income were within the Company’s policy guidelines.

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s management has evaluated, with the participation of the President and Chief Executive Officer, and Vice President and Chief Financial Officer, the Company’s disclosure controls and procedures (as such term is defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on that evaluation, the President and Chief Executive Officer, and Vice President and Chief Financial Officer have concluded that these controls and procedures were effective as of such date.  There were no changes in internal control over financial reporting (as such term is defined in Rule 13a – 15(f) under the Securities Exchange Act of 1934) that occurred during the second quarter of 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

NORTHERN STATES FINANCIAL CORPORATION

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

ITEM 1A.  RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in response to Item 1A to Part I in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results.  Other than updating the following risk factor: “Regulatory Risk,” as set forth below, there have been no material changes from the risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, a sweeping financial reform bill, was signed into law.  This new law will result in a number of new regulations that potentially could impact community banks.  The act includes, among other things, provisions establishing a Bureau of Consumer Financial Protection, which will have broad authority to develop and implement rules regarding most consumer financial products; provisions affecting corporate governance and executive compensation at all publicly traded companies; provisions that would broaden the base for FDIC insurance assessments and permanently increase FDIC deposit insurance to $250,000; and new restrictions on how mortgage brokers and loan originators may be compensated.  These provisions, or any other aspects of current proposed regulatory or legislative changes to laws applicable to the financial industry, if enacted or

NORTHERN STATES FINANCIAL CORPORATION

adopted, may impact the profitability of our business activities or change certain of our business practices, including our ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs.  These changes also may require us to invest significant management attention and resources to make any necessary changes to our business in order to comply, and could therefore also materially adversely affect our business, financial condition and results of operations.  See “Supervision and Regulation”.

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

Exhibit 31.1 Section 302 Certification of President and Chief Executive Officer.

Exhibit 31.2 Section 302 Certification of Vice President and Chief Financial Officer.

Exhibit 32.1 Section 906 Certification.

NORTHERN STATES FINANCIAL CORPORATION
FORM 10-Q
June 30, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN STATES FINANCIAL CORPORATION (Registrant)
Date: July 29, 2010	By: /s/ Scott Yelvington Scott Yelvington President and Chief Executive Officer
Date: July 29, 2010	By: /s/ Brett Houston Brett Houston Vice President and Chief Financial Officer

NORTHERN STATES FINANCIAL CORPORATION
FORM 10-Q
June 30, 2010

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