Form 10-Q/A
period 2010-06-30
NORTHERN STATES FINANCIAL CORP /DE/
filed 2010-08-12
CIK 744485

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549
________________________________________________________

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

NORTHERN STATES FINANCIAL CORPORATION (THE “COMPANY”) IS FILING THIS AMENDMENT TO ITS QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2010 (THE “INITIAL REPORT”) FILED ON JULY 29, 2010 SOLELY TO CORRECT AN INADVERTENT CLERICAL ERROR IN THE COMPREHENSIVE INCOME (LOSS) LINE ITEM IN THE COMPANY’S CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2010 INCLUDED IN THE INITIAL REPORT.  THE DOLLAR AMOUNT OF THE COMPREHENSIVE INCOME (LOSS) WAS REPORTED INCORRECTLY AS $1,117,000 INSTEAD OF $817,000 FOR THE SIX MONTHS ENDED JUNE 30, 2010 PERIOD.  FOR THE CONVENIENCE OF THE READER, THIS FORM 10-Q/A SETS FORTH THE INITIAL REPORT IN ITS ENTIRETY.  THE ONLY CHANGE TO THE INITIAL REPORT BEING MADE BY THIS FORM 10-Q/A, HOWEVER, IS THE CHANGE DESCRIBED ABOVE.  THIS FORM 10-Q/A DOES NOT REFLECT EVENTS OCCURRING AFTER THE FILING OF THE INITIAL REPORT OR MODIFY OR UPDATE ANY OTHER DISCLOSURES INCLUDED IN THE INITIAL REPORT.  ALL OTHER INFORMATION IN THIS DOCUMENT NOT AFFECTED BY THE AMENDMENT IS UNCHANGED AND REFLECTS THE DISCLOSURES MADE AT THE TIME OF THE FILING OF THE INITIAL REPORT.

NORTHERN STATES FINANCIAL CORPORATION AND SUBSIDIARY
FORM 10-Q/A
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

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and six months ended June 30, 2010 and 2009
(In thousands of dollars, except per share data) (Unaudited)
	Three months ended				Six months ended
	June 30, 2010		June 30, 2009		June 30, 2010		June 30, 2009
Interest income
Loans (including fee income)		$5,284		$5,999		$10,463		$12,433
Securities
Taxable		697		1,117		1,712		2,371
Exempt from federal income tax		45		88		121		186
Federal funds sold and other		15		9		21		12
Total interest income		6,041		7,213		12,317		15,002
Interest expense
Time deposits		980		2,029		2,264		4,284
Other deposits		146		324		350		744
Repurchase agreements and federal funds purchased		72		156		148		327
Federal Home Loan Bank advances		0		21		8		48
Subordinated debentures		108		117		212		240
Total interest expense		1,306		2,647		2,982		5,643
Net interest income		4,735		4,566		9,335		9,359
Provision for loan and lease losses		517		3,715		4,230		5,419
Net interest income after provision for loan and lease losses		4,218		851		5,105		3,940
Noninterest income
Service fees on deposits		546		577		1,096		1,115
Trust income		206		236		397		408
Gain on sale of securities		0		0		653		0
Gain (loss) on sale of other real estate owned		262		37		400		(1,636)
Other than temporary impairment of securities		(404)		(72)		(613)		(2,086)
Noncredit portion of other than temporary impairment of securities		(13)		(556)		(32)		1,458
Other operating income		321		323		628		561
Total noninterest income		918		545		2,529		(180)
Noninterest expense
Salaries and employee benefits		1,704		2,076		3,499		4,177
Occupancy and equipment, net		590		584		1,219		1,316
Data processing		492		482		946		873
FDIC insururance		364		604		701		756
Legal		260		395		422		634
Audit and other professional		379		180		662		451
Amortization of core deposit intangible asset		116		116		232		232
Write-down of goodwill		0		9,522		0		9,522
Write-down of other real estate owned		1,424		0		1,424		0
Other operating expenses		381		804		1,100		1,625
Total noninterest expense		5,710		14,763		10,205		19,586
Loss before income taxes		(574)		(13,367)		(2,571)		(15,826)
Income tax benefit		0		(1,536)		0		(2,538)
Net loss		$(574)		$(11,831)		$(2,571)		$(13,288)
Dividends to preferred stockholders		222		215		443		313
Accretion of discount on preferred stock		33		31		64		51
Net loss to common stockholders		$(829)		$(12,077)		$(3,078)		$(13,652)
Basic loss per share		$(0.20)		$(2.97)		$(0.76)		$(3.35)
Diluted loss per share	$	(0.20)	$	(2.97)	$	(0.76)	$	(3.35)
Comprehensive income (loss)		$1,209		$(11,653)		$817		$(13,845)

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

Exhibit 31.1 Section 302 Certification of President and Chief Executive Officer.

Exhibit 31.2 Section 302 Certification of Vice President and Chief Financial Officer.

Exhibit 32.1 Section 906 Certification.

NORTHERN STATES FINANCIAL CORPORATION
FORM 10-Q/A
June 30, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN STATES FINANCIAL CORPORATION (Registrant)
Date: August 12, 2010	By: /s/ Scott Yelvington Scott Yelvington President and Chief Executive Officer
Date: August 12, 2010	By: /s/ Brett Houston Brett Houston Vice President and Chief Financial Officer

NORTHERN STATES FINANCIAL CORPORATION
FORM 10-Q/A
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