Form 10-Q
period 2010-09-30
NORTHERN STATES FINANCIAL CORP /DE/
filed 2010-11-04
CIK 744485

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                     YES: ☐               NO: ☒

4,072,255 shares of common stock were outstanding at November 3, 2010

NORTHERN STATES FINANCIAL CORPORATION AND SUBSIDIARY
FORM 10-Q
For the Quarter Ended September 30, 2010

Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Northern States Financial Corporation
Waukegan, Illinois

We have reviewed the accompanying interim condensed consolidated balance sheet of NORTHERN STATES FINANCIAL CORPORATION as of September 30, 2010, the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2010 and 2009 and the condensed statements of cash flows and stockholders equity for the three and nine month periods ended September 30, 2010 and 2009.  These interim financial statements are the responsibility of the company's management.

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

  /s/  Plante & Moran, PLLC

Chicago, Illinois
November 4, 2010

Index

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2010 and December 31, 2009
(In thousands of dollars, except per share data) (Unaudited)
Assets	September 30, 2010	December 31, 2009
Cash and due from banks	$11,124	$10,646
Interest bearing deposits in financial institutions -maturities less than 90 days	2,677	2,760
Federal funds sold	32,023	20,788
Total cash and cash equivalents	45,824	34,194
Securities available for sale	94,341	133,421
Loans and leases.	398,421	431,286
Less: Allowance for loan and lease losses	(14,439)	(18,027)
Loans and leases, net	383,982	413,259
Federal Home Loan Bank stock	1,801	1,801
Office buildings and equipment, net	9,520	9,719
Other real estate owned	16,680	19,198
Core deposit intangible asset	114	462
Accrued interest receivable and other assets	7,125	10,236
Total assets	$559,387	$622,290

Liabilities and Stockholders' Equity
Liabilities
Deposits
Demand - noninterest bearing	$61,408	$58,001
Interest bearing	400,548	459,235
Total deposits	461,956	517,236
Securities sold under repurchase agreements	42,071	49,364
Subordinated debentures	10,000	10,000
Advances from borrowers for taxes and insurance	587	898
Accrued interest payable and other liabilities	4,444	4,491
Total liabilities	519,058	581,989

Stockholders' Equity
Common stock (Par value $0.40 per share, authorized 6,500,000 shares, issued 4,472,255 shares and 4,072,255 outstanding at September 30, 2010 and December 31, 2009)	1,789	1,789
Preferred stock (Par value $0.40 per share, authorized 1,000,000 shares, issued 17,211 shares with liquidation amounts of $1,000.00 per share at September 30, 2010 and December 31, 2009	16,736	16,641
Warrants (584,084 issued and outstanding at September 30, 2010
and December 31, 2009	681	681
Additional paid-in capital	11,584	11,584
Retained earnings	17,158	20,632
Treasury stock, at cost (400,000 shares at September 30, 2010 and December 31, 2009)	(9,280)	(9,280)
Accumulated other comprehensive income (loss)	1,661	(1,746)
Total stockholders' equity	40,329	40,301
Total liabilities and stockholders' equity	$559,387	$622,290

  The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and nine months ended September 30, 2010 and 2009 (In thousands of dollars, except per share data) (Unaudited)	Three months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Interest income
Loans (including fee income)	$5,424	$6,187	$15,887	$18,620
Securities
Taxable	655	1,093	2,367	3,464
Exempt from federal income tax	39	87	160	273
Federal funds sold and other	8	8	29	20
Total interest income	6,126	7,375	18,443	22,377
Interest expense
Time deposits	804	1,831	3,068	6,115
Other deposits	125	306	475	1,050
Repurchase agreements and federal funds purchased	67	162	215	489
Federal Home Loan Bank advances	0	4	8	52
Subordinated debentures	102	109	314	349
Total interest expense	1,098	2,412	4,080	8,055
Net interest income	5,028	4,963	14,363	14,322
Provision for loan and lease losses	338	12,825	4,568	18,244
Net interest income after provision for loan and lease losses	4,690	(7,862)	9,795	(3,922)
Noninterest income
Service fees on deposits	515	638	1,611	1,753
Trust income	197	182	594	590
Gain on sale of securities	0	0	653	0
Gain (loss) on sale of other real estate owned	(426)	42	(26)	(1,594)
Other than temporary impairment of securities	(36)	(150)	(634)	(2,243)
Noncredit portion of other than temporary impairment of securities	22	(2,274)	(25)	(809)
Other operating income	343	320	971	881
Total noninterest income	615	(1,242)	3,144	(1,422)
Noninterest expense
Salaries and employee benefits	1,729	2,109	5,228	6,286
Occupancy and equipment, net	552	556	1,771	1,872
Data processing	498	472	1,444	1,345
FDIC insururance	402	324	1,103	1,080
Legal	194	308	616	942
Audit and other professional	317	244	979	695
Amortization of core deposit intangible asset	116	116	348	348
Write-down of goodwill	0	0	0	9,522
Write-down of other real estate owned	1,076	0	2,500	0
Other real estate owned expense	99	178	327	442
Other operating expenses	465	663	1,337	2,024
Total noninterest expense	5,448	4,970	15,653	24,556
Loss before income taxes	(143)	(14,074)	(2,714)	(29,900)
Provision for income taxes	0	3,668	0	1,130
Net loss	$(143)	$(17,742)	$(2,714)	$(31,030)

Dividends to preferred stockholders	222	215	665	528
Accretion of discount on preferred stock	31	30	95	81
Net loss available to common stockholders	$(396)	$(17,987)	$(3,474)	$(31,639)

Basic loss per share	$(0.10)	$(4.42)	$(0.85)	$(7.77)

Diluted loss per share	$(0.10)	$(4.42)	$(0.85)	$(7.77)

Comprehensive income (loss)	$(124)	$(15,686)	$693	$(29,531)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2010 and 2009 (In thousands of dollars) (Unaudited)	Nine months ended
	September 30, 2010	September 30, 2009
Cash flows - operating activities
Net loss	$(2,714)	$(31,030)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	488	466
Amortization of other intangible assets	348	348
Provision for loan and lease losses	4,568	18,244
Net gain on sales of securities	(653)	0
Impairment loss on securities	659	3,052
Net losses on sale of other real estate owned	26	1,594
Write-down of other real estate owned	2,500	0
Write-down of goodwill	0	9,522
Net change in accrued interest receivable and other assets	1,008	4,709
Net change in accrued interest payable and other liabilities	(712)	1,557
Net cash - operating activities	5,518	8,462
Cash flows - investing activities
Proceeds from maturities, calls and principal reductions of securities available for sale	9,588	25,887
Proceeds from sales of securities available for sale	41,193	0
Purchases of securities available for sale	(6,224)	(48,884)
Purchases of Federal Home Loan Bank Stock	0	(44)
Change in loans made to customers	14,266	8,752
Property and equipment expenditures	(289)	(374)
Improvements to other real estate owned	(34)	(69)
Proceeds from sales of other real estate owned	10,496	4,791
Net cash - investing activities	68,996	(9,941)
Cash flows - financing activities
Net increase (decrease) in:
Deposits	(55,280)	19,332
Securities sold under repurchase agreements and federal funds purchased	(7,293)	(158)
Advances from borrowers for taxes and insurance	(311)	(567)
Proceeds from issuance of preferred stock	0	17,211
Dividends paid on preferred stock	0	(418)
Federal Home Loan Bank advances	0	10,000
Repayment of Federal Home Loan Bank advances	0	(30,000)
Net cash - financing activities	(62,884)	15,400
Net change in cash and cash equivalents	11,630	13,921
Cash and cash equivalents at beginning of period	34,194	21,868
Cash and cash equivalents at end of period	$45,824	$35,789

Noncash transfer of loans to other real estate owned	$10,470	$17,202
Noncash accrual of preferred dividends	665	110
Cash paid for interest	4,473	8,504
Cash received (paid) for income taxes	0	2,252

  The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
Nine months ended September 30, 2010 and 2009
(In thousands of dollars) (Unaudited)
	Common Stock	Preferred Stock	Warrants	Additional Paid-In Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, December 31, 2008	$1,789	$-	$-	$11,584	$56,082	$(9,280)	$1,439	$61,614
Net loss					(1,457)			(1,457)
Issuance of preferred stock and warrants		16,530	681					17,211
Accrued dividend on preferred stock					(98)			(98)
Accretion of preferred stock discount issued		20			(20)			0
Unrealized loss on securities available for sale, net of deferred tax							(735)	(735)
Balance, March 31, 2009	1,789	16,550	681	11,584	54,507	(9,280)	704	76,535
Adjustment for change in accounting from adoption of new accounting pronouncement					962		(962)	0
Balance, April 1, 2009	1,789	16,550	681	11,584	55,469	(9,280)	(258)	76,535
Net loss					(29,573)			(29,573)
Accrued dividend on preferred stock					(430)			(430)
Accretion of preferred stock discount issued		61			(61)			0
Unrealized gain on securities available for sale, net of deferred tax..							2,234	2,234
Balance, September 30, 2009	$1,789	$16,611	$681	$11,584	$25,405	$(9,280)	$1,976	$48,766

Balance, December 31, 2009	$1,789	$16,641	$681	$11,584	$20,632	$(9,280)	$(1,746)	$40,301
Net loss					(2,714)			(2,714)
Accrued dividend on preferred stock					(665)			(665)
Accretion of preferred stock discount issued		95			(95)			0
Unrealized gain on securities available for sale, net of deferred tax							3,407	3,407
Balance, September 30, 2010	$1,789	$16,736	$681	$11,584	$17,158	$(9,280)	$1,661	$40,329

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

NORTHERN STATES FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2010

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

To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information.  These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ.  Estimates and assumptions used for the allowance for loan and lease losses, valuation of other real estate owned, valuation of other than temporarily impaired securities, valuation of deferred tax assets and status of contingencies are particularly subject to change.

 The interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes (or "notes thereto") of the Company for the years ended December 31, 2009 and 2008 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission.  The results of operations for the three and nine month periods ended September 30, 2010 included herein are not necessarily indicative of the results to be expected for the full year 2010.

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

Index

NORTHERN STATES FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2010

(Unaudited)

Dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Basic earnings per share:
Net loss	$(143)	$(17,742)	$(2,714)		$(31,030)
Dividends accrued to preferred stockholders	222	215	665		528
Accretion of discount on preferred stock	31	30	95		81
Net loss available to common stockholders	$(396)	$(17,987)	$(3,474)		$(31,639)
Weighted average common shares outstanding	4,072,255	4,072,255	4,072,255		4,072,255
Basic loss per share	$(0.10)	$(4.42)	$(0.85)		$(7.77)

Diluted earnings per share:
Net loss	$(143)	$(17,742)	$(2,714)		$(31,030)
Dividends accrued to preferred stockholders	222	215	665		528
Accretion of discount on preferred stock	31	30	95		81
Net loss available to common stockholders	$(396)	$(17,987)	$(3,474)		$(31,639)
Weighted average common shares outstanding	4,072,255	4,072,255	4,072,255		4,072,255
Add: Dilutive effect of assumed warrant exercises	-	-	-		-
Weighted average common and dilutive common shares outstanding	4,072,255	4,072,255	4,072,255		4,072,255
Diluted loss per share	$(0.10)	$(4.42)	$(0.85)	$	(7.77)

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

Index

NORTHERN STATES FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2010

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

Dividends are payable quarterly on the Series A Preferred Stock at an annual dividend rate of 5% per year for the first five years, and 9% per year thereafter.  The effective yield of the Series A Preferred Stock approximates 5.94%.  In November 2009, the Company notified the Treasury Department of its intent to suspend its dividend payments on its Series A Preferred Stock.  At November 15, 2009, the Company suspended its dividend payment of $215,000 to the Treasury Department.  The suspension of the dividend has continued through September 30, 2010.  At September 30, 2010, the dividend payable to the Treasury Department totaled $990,000.  The suspension of dividend payments is permissible under the terms of the TARP Capital Purchase Program, but the dividend is a cumulative dividend and failure to pay dividends for six dividend periods would trigger board of director appointment rights for the holder of the Series A Preferred Stock.

For as long as any shares of Series A Preferred Stock are outstanding, no dividends may be declared or paid on the Company’s common stock unless all accrued and unpaid dividends for all past dividend periods on the Series A Preferred Stock are fully paid. Pursuant to the Capital Purchase Program, the Treasury Department’s consent is required for any increase in dividends on the Company’s common stock from the amount of $0.40 per share, the last semi-annual stock dividend declared by the Company prior to October 14, 2008, unless the Series A Preferred Stock is redeemed in whole or until the Treasury Department has transferred all of the Series A Preferred Stock it owns to third parties.

The Company may not repurchase any of its common stock without the prior consent of the Treasury Department for as long as the shares of Series A Preferred Stock are outstanding to the Treasury Department or until the Treasury Department transfers all of the Series A Preferred Stock it owns to third parties.

Note 3 – Common Stock

Information related to common stock at the dates indicated was as follows:

	September 30, 2010	December 31, 2009
Par value per share	$0.40	$0.40
Authorized shares	6,500,000	6,500,000
Issued shares	4,472,255	4,472,255
Treasury shares	400,000	400,000
Outstanding shares	4,072,255	4,072,255

Index

NORTHERN STATES FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2010

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

Note 4 – Securities

At September 30, 2010 and December 31, 2009, the Company had the following securities in its investment securities portfolio:

		Gross Unrealized
September 30, 2010 ($000's)	Fair Value	Gain	Loss

U.S. Treasury	$1,003	$1	$-
States and political subdivisions	4,035	170	-
Mortgage-backed securities	85,040	2,445	-
Other bonds	26	-	(108)
Equity securities	4,237	127	-

Total securities available for sale	$94,341	$2,743	$(108)

		Gross Unrealized
December 31, 2009 ($000's)	Fair Value	Gains	Losses

U.S. Treasury	$1,006	$7	$-
States and political subdivisions	9,641	193	(27)
Mortgage-backed securities	118,729	207	(2,477)
Other bonds	37	-	(742)
Equity securities	4,008	-	(9)

Total securities available for sale	$133,421	$407	$(3,255)

During the first quarter of 2010, the Company sold investment securities, classified as available for sale, for liquidity purposes.  Other than the sale of securities during the first quarter of 2010, there were no other sales of securities during 2010.  The securities sold during the first quarter of 2010 had a carrying value of $40.5 million and the Company recognized a $653,000 gain and received $41.2 million in proceeds.  There were no sales of securities available for sale during the first nine months of 2009.

At September 30, 2010, the Company had pledged securities of $78.3 million as compared to $94.1   million at December 31, 2009.  Securities are pledged to secure public deposits, repurchase agreements and   for other purposes as required or permitted by law.

 Contractual maturities of securities available for sale at September 30, 2010 were as follows. Securities not  due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Index

NORTHERN STATES FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2010

(Unaudited)

September 30, 2010 ($000's)	Fair Value

Due in one year or less	$1,859
Due after one year through five years	550
Due after five years through ten years	745
Due after ten years	1,910
5,064
Mortgage-backed securities	85,040
Equity securities	4,237
Total securities available-for-sale	$94,341

The Company’s equity securities consist of Federal National Mortgage Association (“FNMA”) preferred stock, Federal Home Loan Mortgage Corporation (“FHLMC”) preferred stock and the CRA Qualified Investment Fund.   The FNMA and FHLMC preferred stock was written down $2.0 million during 2008 to a net carrying value of $43,000.  For the three months ended September 30, 2010 the Company recognized $14,000 of other than temporary impairment losses on the FNMA and FHLMC preferred stock bringing the carrying value to $29,000.  The other than temporary losses on the FNMA and FHLMC preferred stock impairment losses were based on market values pursuant to the current guidelines on recognition of impairment losses for equity securities.  For the nine months ended September 30, 2010, impairment losses on the equity securities were $14,000.

At September 30, 2010, there were 3 securities and at December 31, 2009, there were 20 securities in an unrealized loss position.  The securities at September 30, 2010 and December 30, 2009, with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position were as follows:

	Less than 12 Months		12 Months or More		Total
September 30, 2010 ($000's)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Other bonds	$-	$-	$26	$(108)	$26	$(108)
Total temporarily impaired	$-	$-	$26	$(108)	$26	$(108)

	Less than 12 Months		12 Months or More		Total
December 31, 2009 ($000's)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

States and political subdivisions	$616	$(7)	$771	$(20)	$1,387	$(27)
Mortgage-backed securities	100,181	(2,477)	-	-	100,181	(2,477)
Other bonds	-	-	37	(742)	37	(742)
Equity securities	3,965	(9)	-	-	3,965	(9)
Total temporarily impaired	$104,762	$(2,493)	$808	$(762)	$105,570	$(3,255)

Index

NORTHERN STATES FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2010

(Unaudited)
At September 30, 2010, the Company does not intend to sell those securities in a loss position and the Company believes it is unlikely that the Company will be required to sell the securities while they are in a loss position.

Other bonds consist of Collateralized Debt Obligations (“CDOs”).  For the three months ended September 30, 2010, the Company recognized no impairment losses on these CDOs based on cash flow analysis pursuant to the current guidelines on recognition of impairment losses.  For the nine months ended September 30, 2010, impairment losses of $645,000 were recognized on these CDOs.

The Company’s investment in CDOs at September 30, 2010, consisted of three securities; PreTSL XXII, PreTSL XXIV and PreTSL XXVII.  The Company’s CDOs consist of various tranches of each security with tranches having various risk factors and repayment schedules with an “A” tranche having the least risk and “D” and “Income Notes” having the highest risk.  For PreTSL XXII, the Company’s tranche level is “Mezzanine Class C-2” and at September 30, 2010, approximately 28.6% of the issuers of the debt underlying PreTSL XXII were in default or deferring payments on their debt as compared with 24.5% at year-end 2009.  For PreTSL XXIV, the Company’s tranche level is “Mezzanine Class D” and at September 30, 2010, approximately 35.7% of the issuers of the debt underlying PreTSL XXIV were in default or deferring payments on their debt as compared with 29.4% at year-end 2009.  For PreTSL XXVII, the Company’s tranche level is “Mezzanine Class C-1” and at September 30, 2010, approximately 29.3% of the issuers of the debt underlying PreTSL XXVII were in default or deferring payments on their debt as compared with 21.2% at year-end 2009.

Note 5 – Subordinated Debentures

During September 2005, the Company issued $10 million of subordinated debentures to Northern States Statutory Trust I, , a wholly-owned grantor trust, which in turn issued $10 million of trust preferred securities.  The subordinated debentures mature in September 2035.  From December 2005 until September 15, 2010, the subordinated debentures bore interest at a rate equal to the sum of the product of 50% times the 3-month LIBOR plus 1.80%, plus the product of 50% times 6.186%.  After September 15, 2010 and until maturity, the subordinated debentures bear an interest rate of the 3-month LIBOR plus 1.80%.  The rate on the subordinated debentures was 2.09219% at September 30, 2010, which is the effective rate from September 15, 2010 through December 14, 2010.  For the three months ended September 30, 2010 and 2009, interest expense on the subordinated debentures was $102,000 and $109,000, respectively.  For the nine months ended September 30, 2010 and 2009, interest expense on the subordinated debentures was $314,000 and $349,000, respectively.

The Company has guaranteed the payment of distributions and payments upon liquidation or redemption of the trust preferred securities, in each case to the extent of funds held by the Trust. The Company and the Trust believe that, taken together, the obligations of the Company under the guarantee, the subordinated debentures, and other related agreements provide, in the aggregate, a full, irrevocable and unconditional guarantee, on a subordinated basis, of all of the obligations of the Trust under the trust preferred securities. Subject to certain limitations, the Company has the right to defer the payment of interest on the junior subordinated debentures at any time, or from time to time, for a period not to exceed 20 consecutive quarters.  In November 2009, the Company notified the trustee that holds the Company’s junior subordinated debentures relating to its outstanding trust preferred securities that the Company would be deferring its regularly scheduled quarterly interest payments.  The Company has continued to defer its quarterly interest payments through September 30, 2010.  As of September 30, 2010, the accrued interest payable on the subordinated debentures totaled $438,000.  During the deferral period, the Company may not pay any dividends on its common or preferred stock. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the subordinated debentures at maturity or their earlier redemption. The subordinated debentures are callable at par beginning in 2010 and earlier at the discretion of the Company if certain conditions are met, and, in any event, only after the Company has obtained Federal Reserve approval, if then required under applicable guidelines or regulations.  Subject to certain exceptions, the Company may not without the consent of the Treasury Department engage in repurchases of the Company’s common stock or trust preferred securities for three years or, if earlier, the date on which all shares of Series A Preferred Stock issued to the Treasury Department have been redeemed or transferred by the Treasury Department.

Index

NORTHERN STATES FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2010

(Unaudited)

Note 6 – Consent Order

On April 16, 2010, the Company’s wholly-owned subsidiary, NorStates Bank (the “Bank”) and the Federal Deposit Insurance Corporation (the “FDIC”) and the Illinois Department of Financial and Professional Regulation (the “IDFPR”) entered into a joint Consent Order.  Pursuant to the Consent Order, among other things, the Bank has agreed to undertake the following:

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

Index

NORTHERN STATES FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2010

(Unaudited)

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

Index

NORTHERN STATES FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2010

(Unaudited)

The Bank continues to dedicate significant resources to effectively identify, monitor, and manage problem assets and reduce real estate loan concentrations.  A liquidity policy has been developed to identify the sources of liquid assets available to meet the Bank’s contingency funding.  Dividends have already been restricted and the Company has suspended its dividend payments on its Series A Preferred Stock issued to the Treasury Department as is permissible under the terms of the TARP Capital Purchase Program.  The Bank’s Tier 1 to average assets ratio and total capital to assets ratio, on a risk adjusted basis, were 9.00 percent and 13.33 percent, respectively, as of September 30, 2010, which were above the capital levels required by the Consent Order of 8.00 percent and 12.00 percent, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion focuses on the consolidated financial condition of Northern States Financial Corporation (the “Company”) at September 30, 2010 and the consolidated results of operations for the three and nine month periods ended September 30, 2010, compared with the three and nine month periods ended September 30, 2009.  The purpose of this discussion is to provide a better understanding of the condensed consolidated financial statements of the Company and the operations of its two wholly-owned subsidiaries, NorStates Bank (the “Bank”) and NorProperties, Inc. (“NorProp”), and the Bank’s wholly-owned subsidiary, Northern States Community Development Corporation (“NSCDC”). This discussion should be read in conjunction with the interim condensed consolidated unaudited financial statements and notes thereto included herein.

Index

 NORTHERN STATES FINANCIAL CORPORATION

Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties.  The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "plan," or similar expressions.  The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted.  The Company undertakes no obligation to update these forward-looking statements in the future.  The Company cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to September 30, 2010 to differ materially from those expressed in forward-looking statements.  Factors that could cause actual results to differ from those predicted and could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, the potential for further deterioration in the credit quality of the Company’s loan and lease portfolios, uncertainty regarding the Company’s ability to ultimately recover on loans currently on nonaccrual status, the Company’s ability to comply with the provisions of the Consent Order, unanticipated changes in interest rates, general economic conditions, increasing regulatory compliance burdens or potential legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the quality or composition of the Company’s loan or investment portfolios, deposit flows, liquidity issues, competition, demand for loan products and financial services in the Company’s market area, and changes in accounting principles, policies and guidelines.  These risks and uncertainties should be considered in evaluating forward-looking statements.

OVERVIEW

Total assets at September 30, 2010 were $559.4 million, a decrease of $62.9 million, or 10.1 percent, from total assets of $622.3 million at December 31, 2009.  Loans totaled $398.4 million at September 30, 2010, a decrease of $32.9 million, or 7.6 percent, from loans of $431.3 million at December 31, 2009.  The Company reduced its assets as it managed its balance sheet to improve its capital ratios.  Loans decreased as $10.5 million in loans were transferred to other real estate owned, $8.3 million in loans were charged-off to the allowance for loan and lease losses. Loans also declined as the Company received scheduled principal loan payments and loan payoffs in the normal course of business and as loan demand decreased due to the poor economy.  During the first quarter of 2010, the Company sold $40.5 million of investment securities, classified as available for sale, for liquidity purposes with the proceeds being used to decrease the Company’s brokered time deposits.  The Company recognized a $653,000 gain from the sale of the securities and received $41.2 million in proceeds.  The Company had no further sales of securities available for sale since the first quarter of 2010.  As a consequence of the securities sale, the Company’s securities portfolio was reduced to $94.3 million at September 30, 2010 compared with $133.4 million at year-end 2009.

Deposits totaled $462.0 million at September 30, 2010, decreasing $55.2 million, or 10.7 percent, from $517.2 million in deposits at December 31, 2009.  The reduction to deposits was attributable to a decrease in brokered time deposits, which totaled $30.2 million at September 30, 2010, a decline of $64.7 million from deposits of $94.9 million at December 31, 2009.  The Company’s brokered time deposits decreased as a result of the Consent Order and as part of its management of its balance sheet.

Index

NORTHERN STATES FINANCIAL CORPORATION

The Company had a loss for the three months ended September 30, 2010 of $143,000, or $0.10 per share, compared with a loss of $17.7 million, or $4.42 per share for the same three months of 2009.  The loss for the three months ended September 30, 2010 was due primarily to the provision for loan and lease losses of $338,000, write-downs of other real estate owned of $1.1 million and losses of $426,000 from sales of other real estate owned.   The loss for the same three months of 2009 was primarily due to provision for loan and lease losses of $12.8 million, the recognition of impairment losses on investment securities of $2.4 million and income tax expense of $3.7 million to create a deferred tax valuation allowance of $9.2 million.

The Company’s net interest income, the difference between interest earned on loans and investments and interest paid on deposits and borrowings, was $5.0 million for the third quarter of 2010 increasing 1.3 percent, or $65,000. This compares with net interest income of $4.9 million for the same quarter of 2009.  The slight improvement to net interest income, despite declines to average assets in 2010, was attributable to reductions to rates paid on deposits.  The net yield on average interest earning assets on a tax equivalent basis increased to 3.94 percent during the third quarter of 2010 as compared with 3.32 percent during the third quarter of 2009.

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

 The allowance for loan and lease losses is a valuation allowance for potential credit losses, increased by the provision for loan and lease losses and decreased by charge-offs less recoveries. Management analyzes the adequacy of the allowance for loan and lease losses at least quarterly. In its analysis management estimates the allowance balance required using past loan and lease loss experience, the nature and volume of the portfolio, information about specific borrower situations, the present value of expected cash flows and collateral values, economic conditions and other factors.  Allocations of the allowance may be made for specific loans and leases, but the entire allowance is available for any loan or lease that, based on management’s judgment, should be charged-off.  Based on this analysis, management believes the allowance for loan and lease losses at September 30, 2010 is adequate to cover potential credit losses.

One of the components of the allowance for loan losses is historical loss experience.  Due to the increased historical losses during the recent past, the loss percentages used were based on the recent trailing 12 months as it is believed to be more indicative of current loan loss estimates.

Management specifically analyzes its impaired loans for losses.  The change in the volume of impaired loans may significantly impact the amount of estimated losses specifically allocated to these loans depending on the adequacy of the loan collateral and the borrowers’ ability to repay the loans.  As specific allocations are done on a loan-by-loan basis, the amount of the specific allocation is more likely subject to fluctuation than an allocation for a pool of loans based on historical loss trends. The amount of the allocations on impaired loans may fluctuate in future periods due to changes in conditions of underlying collateral and changes in the borrowers’ ability to repay.

Intangible assets consist of core deposits and acquired customer relationship intangible assets arising from whole bank and branch acquisitions, which is periodically evaluated for impairment.  These assets were initially measured at fair value and are being amortized on the straight-line method over their estimated useful life of seven years and will be fully amortized by year-end 2010.

Index

NORTHERN STATES FINANCIAL CORPORATION

The Company analyzed its net deferred tax asset, exclusive of the deferred tax liability related to the unrealized gain on securities available for sale, that totaled $14.5 million at September 30, 2010 primarily due to its recent losses prior to income taxes.  The analysis of the deferred tax asset requires income projections into the future as well as any income tax refunds that the Company may be able to receive.  The Company’s deferred tax asset valuation allowance was $14.5 million at September 30, 2010 based on its analysis as compared with $13.7 million at December 31, 2009.  The Company will need to continue to analyze its deferred tax asset quarterly.

FINANCIAL CONDITION

The Company’s federal funds sold at September 30, 2010 increased to $32.0 million compared with $20.8 million at December 31, 2009 as the Company’s total assets declined as the Company managed its balance sheet to improve its capital ratios.  Federal funds sold are excess funds above what is necessary to maintain at the Federal Reserve that the Company lends/sells to other financial institutions on an overnight basis.  The Company also uses these funds for its liquidity needs.

The Company’s securities available for sale declined $39.1 million, or 29.3 percent, to $94.3 million at September 30, 2010 compared with $133.4 million at year-end 2009.  The Company’s investments in mortgage-backed securities decreased $33.7 million to $85.0 million at September 30, 2010 as compared with $118.7 million at December 31, 2009.  The Company’s investments in state and political subdivision securities decreased $5.6 million to $4.0 million at September 30, 2010 as compared with $9.6 million at December 31, 2009.  These decreases to the Company’s investment securities portfolio were primarily the result of the sale of $37.1 million of mortgage-backed securities and $3.4 million of securities issued by state and political subdivisions during the first quarter of 2010, which together totaled $40.5 million. The Company sold these securities for liquidity purposes and recognized a gain of $653,000 on the sale of the securities.  The liquidity from the securities sale was used to lower brokered time deposits.  Securities also decreased by $659,000 due to other than temporary impairment write-downs of $645,000 to the Company’s CDOs consisting of trust preferred securities issued by other financial institutions that are carried as other bonds and of $14,000 to equity securities. The write-downs to the CDOs were based on an analysis of the collateral and the expected discounted cash flows. At September 30, 2010, securities totaling $78.3 million were pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.

Loans and leases totaled $398.4 million at September 30, 2010, decreasing $32.9 million from $431.3 million at December 31, 2009.  The decrease was due in part to $10.5 million in loans that were transferred to other real estate owned as the Bank foreclosed on properties securing past due loans.  The Company also charged-off uncollectible loans totaling $8.3 million, further reducing loan balances. The balance of the decrease to loans and leases was due to scheduled principal loan payments, loan payoffs and lower borrower demands attributed to the poor economy and to stricter loan underwriting.

At September 30, 2010, approximately 93 percent of the Bank’s loan portfolio was secured by real estate.  The Company’s loans to the hotel industry totaled $71.7 million, or 18 percent of total loans, at September 30, 2010.  Loans totaling $33.0 million secured by 1-4 family homes and 5+ family residences at September 30, 2010 were pledged to secure a line of credit of $17.2 million from the Federal Home Loan Bank of Chicago.  At September 30, 2010, loans totaling $131.9 million had payment schedules where only interest is collected until the loans mature as compared with $121.7 million in loans at December 31, 2009.  At September 30, 2010, $23.3 million of the loans having interest only payments consisted of home equity loans.

Loan commitments have decreased $19.6 million to $39.1 million at September 30, 2010, compared with $58.7 million at December 31, 2009, corresponding with the decline in loan demand during the first nine months of 2010.  Letters of credit also decreased during the nine months ended September 30, 2010, to $5.5 million from $6.5 million at year-end 2009.  At September 30, 2010, loans to related parties totaled $280,000 and loan commitments and letters of credit issued to related parties were $414,000.  Loans, loan commitments and letters of credit to related parties are made on the same terms and conditions that are available to the public.

Index

NORTHERN STATES FINANCIAL CORPORATION

Deposits totaled $462.0 million at September 30, 2010, decreasing $55.2 million, or 10.7 percent, from $517.2 million at year-end 2009.   Brokered time deposits decreased $64.7 million to $30.2 million, or 6.5 percent of total deposits, at September 30, 2010, as compared with $94.9 million, or 18.4 percent of total deposits, at December 31, 2009.  The Company lowered its dependence on brokered deposits in response to the provisions of the Consent Order.

Because the Consent Order establishes specific capital amounts to be maintained by the Bank, the Bank may not be considered better than “adequately capitalized” for capital adequacy purposes, even if the Bank exceeds the levels of capital set forth in the Consent Order. Currently, the Bank exceeds the capital levels established by the FDIC and the IDFPR in the Consent Order.

As an adequately capitalized institution, the Bank may not accept, renew or roll over brokered deposits without prior approval of the FDIC.  Brokered deposits also include deposits with rates of interest that are more than 75 basis points above the rate applicable to the applicable market of the Bank as determined by the FDIC.  At September 30, 2010, the Bank has $44.1 million of wholesale time deposits obtained through internet advertising that are not considered brokered deposits.  Furthermore, the Bank has received designation by the FDIC that the Bank is operating in a high rate area.  This allows the Bank to use a local average deposit rates as a basis for setting competitive rates on its deposits.  However, other depositors, including some local government entities, may not maintain their deposits at the Bank, if the Bank is no longer classified as well capitalized.

The mix of deposits has changed as money market accounts declined $7.0 million to $53.4 million at September 30, 2010 as compared with $60.4 million at December 31, 2009.  The decline to the money market accounts was primarily attributed to the lower interest rates paid on this deposit product.  This decline was partially offset by increases to demand deposits of $3.4 million and to savings accounts of $1.5 million since year-end 2009.

Securities sold under repurchase agreements declined $7.3 million at September 30, 2010 to $42.1 million compared with $49.4 million at December 31, 2009.  The decrease was due largely to one customer who lowered their repurchase agreements by $7.9 million during 2010 for business reasons.

FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s securities in its investment portfolio that were measured at fair value on a recurring basis at September 30, 2010, and the valuation techniques used by the Company to determine the fair values.

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

Index

NORTHERN STATES FINANCIAL CORPORATION

TABLE 1

NORTHERN STATES FINANCIAL CORPORATION
ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS
SECURITIES AVAILABLE FOR SALE
($ 000s)

Securities Available for Sale		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Treasury	$1,003	$1,003
States and political subdivisions	4,035		4,035
Mortgage - backed securities	85,040		85,040
Other bonds	26			26
Equity securities	4,237		4,237

Total at September 30, 2010	$94,341	$1,003	$93,312	$26

U.S. Treasury	$1,006	$1,006
States and political subdivisions	9,641		9,641
Mortgage - backed securities	118,729		118,729
Other bonds	37			37
Equity securities	4,008		4,008

Total at December 31, 2009	$133,421	$1,006	$132,378	$37

On an annual basis the Company validates the measurement of the fair values of its securities by sending a listing of its securities to an independent securities valuation firm.  This independent securities valuation firm determines the fair values of the Company’s securities portfolio that is then compared to the fair value using the methods outlined.  When this validation was last done at September 30, 2009, the difference between the fair value reported and the fair value determined by the independent securities valuation firm was considered immaterial.  This valuation for September 30, 2010 is expected to be completed in the fourth quarter of 2010.

There were no changes between securities from Level 1 to Level 2 during the nine months ended September 30, 2010.  The Company’s change in Level 3 securities available for sale measured on a recurring basis are shown in Table 2.

Index

NORTHERN STATES FINANCIAL CORPORATION

TABLE 2

NORTHERN STATES FINANCIAL CORPORATION
CHANGES IN LEVEL 3 MEASURED AT FAIR VALUE ON A RECURRING BASIS
SECURITIES AVAILABLE FOR SALE
($ 000s)

Securities Available for Sale
Balance at December 31, 2009	$37
Total realized and unrealized gains (losses) included in income	(645)
Total unrealized gains (losses) included in other comprehensive income	634
Net purchase, sales, calls and maturities	0
Net transfer into Level 3	0
Balance at September 30, 2010	$26

Securities Available for Sale
Balance at December 31, 2008	$2,265
Total realized and unrealized gains (losses) included in income	(3.052)
Total unrealized gains (losses) included in other comprehensive income	816
Net purchase, sales, calls and maturities	(7)
Net transfer into Level 3	0
Balance at September 30, 2009	$22

Securities classified within Level 3 consist primarily of collateralized debt obligations (“CDOs”).  The CDOs were valued using accounting guidelines to determine other than temporary impairment losses.  The impairment losses on the CDOs were due to defaults and deferral of payments by the financial institutions and insurance companies that issued the debt underlying the securities.  The Company used cash flow analyses at September 30, 2010 that assume that 1.00 percent of the debt that underlies the CDOs will default within the next three months and that annually thereafter, there will be defaults of 1.25 percent annually and recoveries of .15 percent annually lagging two years after the defaults.  The Company believes that these estimates are supportable based on its analyses of actual defaults and deferrals and the actual financial condition of the debtors underlying the CDOs.

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

During the first nine months of 2010 and during 2009, the Company recorded adjustments to certain collateral dependent loans that were measured for impairment in accordance with accounting guidelines.  Such amounts are generally based on the estimated underlying collateral values less estimated costs to sell that secure the loan.  In cases where the carrying value of the loans exceed the estimated fair value of the collateral less estimated costs, an impairment loss was recognized. These adjustments to impaired loans for the quarter ended September 30, 2010 totaled $2.0 million as compared with $9.9 million for the same quarter of 2009.  For the first nine months of 2010, the adjustments to impaired loans totaled $5.3 million as compared with $16.7 million for the same time period of 2009.  These adjustments in 2010 and 2009 to the impaired loans were recorded as additional allocations to the allowance for loan and lease losses.

Index

NORTHERN STATES FINANCIAL CORPORATION

TABLE 3

NORTHERN STATES FINANCIAL CORPORATION
ASSETS MEASURED AT FAIR VALUE ON A NON-RECURRING BASIS
IMPAIRED LOANS
($ 000s)

Impaired Loans		Fair Value Measurements at Reporting Date Using
	Total	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At September 30, 2010	$46,873	$-	$-	$46,873

At December 31, 2009	$25,447	$-	$-	$25,447

During 2010, the Company recorded adjustments to certain properties carried as other real estate owned that were measured for impairment in accordance with accounting guidelines.  Such amounts are generally based on the underlying fair value of the properties less estimated costs to sell.  In cases where the carrying value of the properties exceeded the estimated fair value of the property less estimated costs, an impairment loss was recognized.  For the quarter ended September 30, 2010, impairment loss recognized as write-downs to other real estate owned totaled $1.1 million.  During the nine months ended September 30, 2010, there was $2.5 million in impairment loss recognized as write-downs to other real estate owned.   There was no impairment loss due to write-downs to other real estate during the first nine months of 2009.

TABLE 4

NORTHERN STATES FINANCIAL CORPORATION
ASSETS MEASURED AT FAIR VALUE ON A NON-RECURRING BASIS
IMPAIRED OTHER REAL ESTATE OWNED
($ 000s)

Impaired Other Real Estate Owned		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At September 30, 2010	$12,668	$-	$-	$12,668

At December 31, 2009	$13,185	$-	$-	$13,185

Index

NORTHERN STATES FINANCIAL CORPORATION

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

TABLE 5

NORTHERN STATES FINANCIAL CORPORATION
FAIR VALUE OF FINANCIAL INSTRUMENTS
As of September 30, 2010
($ 000s)

September 30, 2010	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$45,824	$45,824
Securities available for sale	94,341	94,341
Loans and leases, net	383,982	395,290
Federal Home Loan Bank stock	1,801	1,801
Accrued interest receivable	1,723	1,723

Financial liabilities:
Deposits	$(461,956)	$(462,434)
Securities sold under repurchase agreement	(42,071)	(41,833)
Subordinated debentures	(10,000)	(5,415)
Advances from borrowers for taxes and insurance	(587)	(587)
Accrued interest payable	(1,380)	(1,380)

December 31, 2009	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$34,194	$34,194
Securities available for sale	133,421	133,421
Loans and leases, net	413,259	418,085
Federal Home Loan Bank stock	1,801	1,801
Accrued interest receivable	2,203	2,203

Financial liabilities:
Deposits	$(517,236)	$(519,606)
Securities sold under repurchase agreement	(49,364)	(49,244)
Subordinated debentures	(10,000)	(6,728)
Advances from borrowers for taxes and insurance	(898)	(898)
Accrued interest payable	(1,773)	(1,773)

Index

NORTHERN STATES FINANCIAL CORPORATION

CAPITAL RESOURCES

     Total stockholders’ equity remained stable at $40.3 million at September 30, 2010, relatively unchanged from year-end 2009.  The Company’s net loss of $2.7 million and accrual for dividends on the preferred stock of $665,000 for the nine months ended September 30, 2010 were offset by a $3.4 million of increase to accumulated other comprehensive income relating to the unrealized gains on securities available for sale, net of deferred tax.  The book value of the Company’s outstanding common stock at September 30, 2010 was $5.68 per share, compared with $5.67 at December 31, 2009.

On a consolidated basis, the Company’s Tier 1 to average assets ratio and total capital to assets ratio, on a risk adjusted basis, were 8.80 percent and 13.14 percent, respectively, at September 30, 2010.  The Bank’s Tier 1 to average assets ratio and the total capital to assets ratio, on a risk adjusted basis, were 9.00 percent and 13.33 percent, respectively, as of September 30, 2010 which were above the capital levels required by the Consent Order of 8.00 percent and 12.00 percent, respectively.

At the Company’s annual meeting of stockholders held on May 21, 2009, the stockholders approved the 2009 Restricted Stock Plan (“Plan”).  The goal of the Plan is to promote the Company’s long-term financial success, increase stockholder value and enhance our ability to attract and retain employees and directors.  The Plan authorizes the issuance of up to 400,000 shares of the Company’s common stock, which is approximately 10 percent of the Company’s total shares currently issued and outstanding, in connection with incentive compensation awards.  Shares of the Company’s common stock issued under the Plan as awards may consist of treasury shares or authorized and unissued shares not reserved for any other purpose. Awards under the Plan may be made to directors and employees of both the Company and its subsidiaries and may consist of restricted stock with associated voting rights and the right to receive dividends.   Awards may also be issued as restricted stock units not having voting rights or the right to receive dividends until the terms of the award are satisfied and shares of the Company’s common stock are actually issued; however, dividends may be credited to a restricted stock unit award.  The terms and conditions of each award will be set forth and described in an award agreement between the Company and the participant.  No awards have been issued under the Plan as of September 30, 2010.

LIQUIDITY

The Company’s liquidity is measured by the ability to raise funds through deposits, borrowed funds, capital or cash flow from the repayment or maturities of loans and securities and net profits.   Liquidity is primarily managed through the growth of deposits and by liquid assets such as cash and due from banks less any reserve requirements, securities available for sale less any pledged securities and federal funds sold.  Asset and liability management is the process of managing the balance sheet to achieve a mix of earning assets and liabilities in such a way that achieves an interest rate risk profile acceptable to management and assists in achieving a desired level of profitability.  An important part of the overall asset and liability management process is providing adequate liquidity.  Liquid assets at the Bank consist of cash and cash equivalents less any Federal Reserve Bank deposit requirements plus unpledged securities available for sale.  The Bank’s liquid assets totaled $54.6 million at September 30, 2010, as compared with $64.4 million at December 31, 2009.

Index

NORTHERN STATES FINANCIAL CORPORATION

As required by the Consent Order, management is developing a liquidity plan that identifies the sources of liquid assets available to meet the Bank’s contingency funding over one-, two- and three-month time horizons.  This liquidity plan looks at the Bank’s ability to meet the cash flow requirements of customers and other operating needs and seeks to manage liquidity to meet these requirements.  The Company needs to have sufficient cash flow to meet borrowers’ needs to fund loans or the requirements of depositors wanting to withdraw funds.  The Statements of Cash Flows shows that for the nine months ended September 30, 2010, cash and cash equivalents increased by $11.6 million to $45.8 million.

The Consent Order also restricts payments of dividends from the Bank to the Company and as such this conserves liquidity at the Bank.  Dividends from the Bank are needed to fund the dividend payments to the Company’s preferred and common stockholders and the interest payments on its subordinated debentures.   Due to this restriction, among other factors, it is expected that the Company will continue to suspend dividend payments on its Series A Preferred Stock issued under the TARP Capital Purchase Program for the balance of 2010 and there will be no dividends to common stockholders in 2010.  Also, the Company will continue to defer interest payments on its subordinated debentures.  The dividends payable on the Series A Preferred Stock and the interest payments payable on the subordinated debentures totaled $1.4 million at September 30, 2010.

 As part of the liquidity policy, management reviews the Bank’s liquidity ratio daily.  The liquidity ratio is the net liquid assets divided by net deposits and short-term liabilities.  At September 30, 2010, this internally calculated ratio at the Bank was 12.8 percent, compared with 13.6 percent at year-end 2009, and was within management’s internal policy guidelines.

The liquidity plan considers the liquidity provided by scheduled principal payments of loan customers as well as estimated anticipated payoffs of loans as the Bank attempts to lower its concentrations to the hotel industry.  The Bank expects to receive liquidity from loan principal payments of approximately $3.0 million per month.

Federal funds sold, interest bearing deposits in banks and available for sale securities, particularly those of shorter maturities, are principal sources of liquidity.  Federal funds sold at September 30, 2010 were $32.0 million compared with $20.8 million at December 31, 2009.

The Company classifies all of its securities as available for sale, which increases the Company's flexibility in that the Company can use its unpledged securities to meet liquidity requirements by selling the unpledged securities or by increasing its repurchase agreement balances.  During the first nine months of 2010, liquidity of $41.2 million was made available through the sale of securities available for sale. Securities available for sale totaled $94.3 million at September 30, 2010, of which $78.3 million were pledged to secure public deposits and repurchase agreements, as compared with pledged securities of $94.2 million at December 31, 2009.

An important source of liquidity to the Company is deposits.  Under the Consent Order, the Bank must limit its brokered time deposits. As a result of the Consent Order, the Bank is not permitted to pay a rate of interest on deposit products that is more than 75 basis points above the rate applicable to the applicable market of the Bank as determined by the FDIC.  As a factor in its liquidity plan, the Company anticipates that brokered time deposits, “High Yield Checking” NOW accounts and public deposits may decrease from their current levels due in part to the Bank’s compliance with the Consent Order. The Bank expects that a portion of these deposit reductions will be offset by continued growth from core deposits to new retail and commercial customers as well as internet advertised wholesale time deposits.  The FDIC has recognized that the Bank is operating in a high rate area, which allows the Bank to use local average deposit rates as a basis for setting competitive rates on its deposits.  However, it is expected that deposits will decline during the balance of 2010 and liquidity available from this source will be limited.

Another important source of liquidity to the Company is borrowings.  In its liquidity plan, the Bank considers its line of credit available at the Federal Home Loan Bank of Chicago, which was $17.2 million at September 30, 2010, as a source of liquidity.  The Company has pledged loans totaling $33.0 million at September 30, 2010 as security for potential borrowings the Company may incur by drawing on the line of credit at the Federal Home Loan Bank of Chicago.  Additional funds from an available line of credit secured by cash at an independent bank at September 30, 2010 totaling $10.0 million may also supplement the Company’s ability to meet any funding needs, including any unexpected strain on liquidity.

Index

NORTHERN STATES FINANCIAL CORPORATION

RESULTS OF OPERATIONS

NET INCOME

The Company recognized a loss for the quarter ended September 30, 2010 of $143,000, as compared with a loss of $17.7 million for the same quarter of 2009.  The loss during the third quarter of 2010 was primarily due to write-downs to other real estate owned of $1.1 million as these property values declined and losses from the sale of other real estate owned of $426,000.  Other factors affecting the loss for the three months ended September 30, 2010, include provisions for loan losses of $338,000.

For the nine months ended September 30, 2010, the Company posted a loss of $2.7 million as compared with a loss of $31.0 million for the same period of 2009.  The loss for the nine months of 2010 resulted from provisions for loan losses of $4.6 million, write-downs of other real estate owned of $2.5 million and impairment write-downs to securities of $659,000.   The loss was partially offset by gains from the sale of securities of $653,000.

NET INTEREST INCOME

Net interest income, the difference between interest income on earning assets and interest expense on interest bearing liabilities, increased 1.3 percent, or $65,000, to $5.0 million for the three months ended September 30, 2010, as compared with $4.9 million for the same quarter of 2009.  Net interest income for the quarter increased despite a decline in average interest earning assets for the third quarter of 2010 of $86.2 million as compared with same quarter of 2009.  The increase in net interest income was primarily attributable to decreases in rates paid on interest bearing deposits during the third quarter of 2010 as compared with the same quarter last year.

Average interest earning assets during the three months ended September 30, 2010 totaled $518.3 million, a decrease of $86.2 million from average earning assets of $604.5 million during the three months ended September 30, 2009.  Most of the decline to average assets was attributable to decreases to average loans of $68.6 million as compared to the same quarter last year.

The net interest spread, the difference between rates earned on interest earning assets and paid on deposits and borrowings, increased as compared with the same quarter of 2009.  The net interest spread increased 80 basis points to 3.80 percent for the third quarter of 2010 as compared with 3.00 percent for the third quarter last year.  Although the yields on interest earning assets declined 12 basis points for the third quarter of 2010, rates paid on deposits and borrowings declined by 92 basis points.  The yields on earning assets were negatively impacted by nonperforming loans that were on nonaccrual status and those restructured loans in which the Company made a concession by lowering the borrowers’ loan rate.  Deposit rates declined as the Company lowered certain rates on deposits and borrowings in order to increase net interest income.

Index

NORTHERN STATES FINANCIAL CORPORATION

Net interest income for the first nine months of 2010 increased $41,000 as compared with the same nine months of 2009.   The net interest spread increased 53 basis points to 3.42 percent for the first nine months of 2010 as compared with 2.89 percent for the same time period last year.  Net interest income increased despite a decline to average interest earning assets compared with last year due to decreases in deposit rates.

TABLE 6

NORTHERN STATES FINANCIAL CORPORATION
ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES
For the Three Months Ended  September 30, 2010 and 2009 - Rates are Annualized
($ 000s)

		2010			2009
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets
Loans (1)(2)(3)	$401,897	$5,453	5.43%	$470,543	$6,208	5.28%
Taxable securities (4)	93,474	655	2.89%	91,728	1,093	4.69%
Tax advantaged securities (2) (4)	3,988	58	6.04%	8,554	132	6.18%
Federal funds sold	18,984	8	0.17%	33,761	8	0.09%
Interest earning assets (4)	518,343	6,174	4.79%	604,586	7,441	4.91%
Noninterest earning assets	33,344			29,711
Average assets	$551,687			$634,297

Liabilities and stockholders' equity
NOW deposits	$61,278	$41	0.27%	$50,001	$77	0.62%
Money market deposits	51,003	68	0.53%	61,343	191	1.25%
Savings deposits	63,427	16	0.10%	61,388	38	0.25%
Time deposits	217,699	804	1.48%	275,531	1,831	2.66%
Other borrowings	48,542	169	1.39%	56,847	275	1.94%
Interest bearing liabilities	441,949	1,098	0.99%	505,110	2,412	1.91%
Demand deposits	62,834			57,439
Other noninterest bearing liabilities	5,467			6,503
Stockholders' equity	41,437			65,245
Average liabilities and stockholders' equity	$551,687			$634,297

Net interest income		$5,076			$5,029

Net interest spread			3.80%			3.00%

Net yield on interest earning assets (4)			3.94%			3.32%

Interest-bearing liabilities to earning assets ratio			85.26%			83.55%

(1) -	Interest income on loans includes loan origination and other fees of $100,000 and ($4,000) for the three months ended September 30, 2010 and 2009, respectively.
(2) -
Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34 percent tax rate. The tax equivalent adjustment reflected in the above table for municipal loans is approximately $29,000 and $21,000 for the three months ended September 30, 2010 and 2009, respectively.  The tax equivalent adjustment reflected in the above table for municipal securities is approximately $19,000 and $45,000 for the three months ended September 30, 2010 and 2009, respectively.

(3) -	Non-accrual loans are included in average loans.
(4) -
Rate information was calculated on the average amortized cost for securities.  The three months ended September 30, 2010 and 2009 average balance information includes an average unrealized gain (loss) for taxable securities of $2,890,000 and ($1,578,000), respectively, and for tax-advantaged securities of $144,000 and $12,000, respectively.

Index

NORTHERN STATES FINANCIAL CORPORATION

TABLE 7

NORTHERN STATES FINANCIAL CORPORATION
ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES
For the Nine Months Ended  September 30, 2010 and 2009 - Rates are Annualized
($ 000s)

		2010			2009
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets
Loans (1)(2)(3)	$411,227	$15,971	5.18%	$474,673	$18,685	5.25%
Taxable securities (4)	103,834	2,367	3.07%	91,026	3,464	5.15%
Tax advantaged securities (2) (4)	5,426	242	6.10%	8,896	414	6.21%
Federal funds sold	22,842	29	0.17%	29,267	20	0.09%
Interest earning assets (4)	543,329	18,609	4.58%	603,862	22,583	5.00%
Noninterest earning assets	34,306			37,335
Average assets	$577,635			$641,197

Liabilities and stockholders' equity
NOW deposits	$62,974	$209	0.44%	$47,029	$163	0.46%
Money market deposits	52,659	219	0.55%	63,411	741	1.56%
Savings deposits	63,247	47	0.10%	61,562	146	0.32%
Time deposits	236,577	3,068	1.73%	271,857	6,115	3.00%
Other borrowings	52,812	537	1.36%	65,017	890	1.83%
Interest bearing liabilities	468,269	4,080	1.16%	508,876	8,055	2.11%
Demand deposits	60,904			54,993
Other noninterest bearing liabilities	6,319			5,229
Stockholders' equity	42,143			72,099
Average liabilities and stockholders' equity	$577,635			$641,197

Net interest income		$14,529			$14,528

Net interest spread			3.42%			2.89%

Net yield on interest earning assets (4)			3.57%			3.22%

Interest-bearing liabilities to earning assets ratio			86.19%			84.27%

(1) -	Interest income on loans includes loan origination and other fees of $130,000 and $42,000 for the nine months ended September 30, 2010 and 2009, respectively.
(2) -
Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34 percent tax rate. The tax equivalent adjustment reflected in the above table for municipal loans is approximately $84,000 and $65,000 for the nine months ended September 30, 2010 and 2009, respectively.  The tax equivalent adjustment reflected in the above table for municipal securities is approximately $82,000 and $141,000 for the nine months ended September 30, 2010 and 2009, respectively.

(3) -	Non-accrual loans are included in average loans.
(4) -
Rate information was calculated on the average amortized cost for securities.  The nine months ended September 30, 2010 and 2009 average balance information includes an average unrealized gain for taxable securities of $880,000 and $1,354,000, respectively, and for tax-advantaged  securities of $136,000 and $12,000, respectively.

Index

NORTHERN STATES FINANCIAL CORPORATION

ASSET QUALITY AND THE PROVISION FOR LOAN AND LEASE LOSSES

At September 30, 2010, management, with the concurrence of the Board of Directors, after carefully reviewing the adequacy of the allowance for loan and lease losses and the levels of nonperforming and impaired loans and leases, determined that an allowance of $14.4 million was adequate to cover potential loan and lease losses, as compared with $18.0 million at year-end 2009.  The Company’s allowance for loan and lease losses to total loans ratio was 3.62 percent at September 30, 2010 compared with 4.18 percent at December 31, 2009.

 During the first nine months of 2010, $8.2 million in loans and leases were charged-off against the allowance compared with charge-offs of $6.2 million during the same period last year.  During the first nine months of 2010, recoveries of loans previously charged-off totaled $124,000, as compared with $930,000 in recoveries during the same period in 2009.  During the first nine months of 2010, the provision for loan and lease losses was $4.6 million as compared with $18.2 million during the same period of 2009.

 Nonperforming loans and leases, which include loans and leases on nonaccrual status, loans and leases 90 days or more past due and still accruing interest and restructured loans still accruing interest, were $70.5 million at September 30, 2010, or 17.69 percent of total loans and leases, as compared with $42.1 million at December 31, 2009, or 9.76 percent of loans and leases.  Loans 30–89 days past due totaled $8.0 million at September 30, 2010, decreasing from $11.1 million at December 31, 2009.

Nonaccrual loans totaled $39.7 million at September 30, 2010 compared with $41.6 million at December 31, 2009, and consisted primarily of $20.0 million of loans secured by 5 plus family properties and $11.9 million of loans secured by commercial properties.  Also included as nonaccrual loans were $4.1 million of construction loans and $2.2 million of loans secured by 1–4 family homes.  Included as nonaccrual loans was $3.2 million in restructured loans where the borrower was unable to keep his payments up to date despite concessions made by the Company.

The Company is attempting to work with the nonaccrual borrowers to resolve the issues, but in many cases the Company will have to foreclose on the properties securing the loans and will transfer the collateral to other real estate owned.  During the nine months ended September 30, 2010, the Company had additions to other real estate owned of $10.5 million as the Company foreclosed on properties or received properties in lieu of foreclosure that had been collateral for loans.

Loans and leases 90 days or more past due and still accruing interest totaled $94,000 at September 30, 2010 as compared with $30,000 at December 31, 2009.  These loans are well secured and in the process of collection.

Restructured loans, still accruing, or trouble debt restructurings, consists of loans where the borrower has experienced financial difficulties and the Company has made concessions to the borrower.  These concessions may include extending the term of the loan, reducing loan payments to interest only, or reducing the interest rate on the loan among other strategies to give the borrower some relief.  At September 30, 2010, the Company had $30.7 million of restructured loans, still accruing as compared with $481,000 at year-end 2009.   The increase is indicative of the recession in the economy and borrowers experiencing decreased cash flows.  Of these restructured loans at September 30, 2010, $27.4 million were secured by commercial real estate.

Impaired loans and leases at September 30, 2010 totaled $78.4 million, as compared with $56.2 million at December 31, 2009, an increase of $22.2 million.  The Company considers a loan or lease impaired if full principal and interest will not be collected under the contractual terms of the note.  Nonaccrual loans and leases and restructured loans, still accruing are classified as impaired.  Also included as impaired loans were $8.0 million in loans that were still on accrual basis and are not delinquent, but analysis shows that the borrowers had cash flow difficulties to the extent that it was prudent to consider these loans impaired.  Of these impaired loans still on accrual basis and not delinquent, $7.3 million were secured by commercial real estate.  Impaired loans and leases are carried at the present value of expected cash flows discounted at the loan's effective interest rate or at the fair value of the collateral, if the loan or lease is collateral dependent.  At September 30, 2010, $7.2 million of the allowance for loan and lease losses was allocated to the impaired loans.

Index

NORTHERN STATES FINANCIAL CORPORATION

TABLE 8

NORTHERN STATES FINANCIAL CORPORATION
NONPERFORMING LOANS
($ 000s)

Nonperforming loans at September 30, 2010	Nonaccrual Loans	90 Days or More Past Due, Still Accruing	Restructured Loans, Still Accruing	Total Non- performing Loans	% Non- performing Loans

Commercial	$-	$-	$-	$-	0.0%
Real estate-construction	4,129	-	2,398	6,527	9.3%
Real estate-mortgage 1-4 family	2,245	90	923	3,258	4.6%
Real estate-mortgage 5+ family	20,040	-	-	20,040	28.5%
Real estate-mortgage commercial	11,884	-	27,408	39,292	55.7%
Home equity	1,366	-	-	1,366	1.9%
Leases	-	-	-	-	0.0%
Installment	2	4	-	6	0.0%
Total	$39,666	$94	$30,729	$70,489	100.0%

Nonperforming loans at December 31, 2009	Nonaccrual Loans	90 Days or More Past Due, Still Accruing	Restructured Loans, Still Accruing	Total Non- performing Loans	% Non- Performing Loans

Commercial	$63	$13	$291	$367	0.9%
Real estate-construction	9,286	-	-	9,286	22.1%
Real estate-mortgage 1-4 family	2,382	-	-	2,382	5.6%
Real estate-mortgage 5+ family	11,602	-	-	11,602	27.6%
Real estate-mortgage commercial	15,565	-	190	15,755	37.4%
Home equity	2,378	-	-	2,378	5.6%
Leases	306	-	-	306	0.7%
Installment	7	17	-	24	0.1%
Total	$41,589	$30	$481	$42,100	100.0%

Management continues to emphasize the early identification of loan-related problems and remains aggressive in pursuing resolution strategies.  The Company has adopted a more stringent and disciplined loan underwriting policy in regards to relationship size and out of market credits.  The Company continues to be an active lender for its current customers as well as other qualifying prospective loan customers.

Another component of nonperforming assets is other real estate owned, consisting of assets acquired through loan foreclosure and repossession. At September 30, 2010, other real estate owned totaled $16.7 million, a decrease of $2.5 million from $19.2 million at December 31, 2009.  The decrease in other real estate owned was due to write-downs taken on these properties during the nine months ended September 30, 2010 of $2.5 million. During the nine months ended September 30, 2010, the Company also sold properties carried at $10.5 million and recognized a net loss on the sale of these properties of $26,000 and received net proceeds of $10.5 million.  The decrease to other real estate owned from the sales of properties was offset by additions of $10.5 million to other real estate owned transferred from nonperforming loans.

Index

NORTHERN STATES FINANCIAL CORPORATION

The Company’s other real estate portfolio at September 30, 2010, consisted primarily of $10.9 million of commercial real estate of which approximately $5.8 million was office buildings and $2.8 million was lumberyards.   Other real estate owned also consisted of $3.2 million in vacant land and $2.6 million in 1-4 family homes.  The Company is actively marketing these properties for sale.

TABLE 9

NORTHERN STATES FINANCIAL CORPORATION
OTHER REAL ESTATE OWNED
($ 000's)

	September 30, 2010	December 31, 2009

Real estate - vacant land	$3,209	$2,999
Real estate - 1-4 family	2,602	3,265
Real estate - commercial	10,869	12,934

Total other real estate owned	$16,680	$19,198

	Nine months ended
	September 30, 2010	September 30, 2009

Balance beginning of the period	$19,198	$10,575
Additions	10,470	17,202
Improvements	34	69
Sales proceeds	(10,496)	(4,791)
Gains (losses) on sales	(26)	(1,594)
Write-downs	(2,500)	-

Balance at end of period	$16,680	$21,461

Subsequent to September 30, 2010, the Company sold two properties for $225,000 carried as other real estate owned and recognized gains of $38,000.  One property carried at $94,000 consisted of commercial real estate and the other property of $93,000 consisted of a 1-4 family residence.

Other real estate owned includes a property acquired in 1987 through the receipt of deed in lieu of foreclosure that was classified as a construction and land development property as it consists of approximately 525,000 square feet of vacant land.  This property was a former commercial/industrial site and is located in Waukegan, Illinois, overlooking Lake Michigan, with a carrying value of $2.1 million at September 30, 2010.  The Company is attempting to sell this property through the Bank’s subsidiary, Northern States Community Development Corporation as part of the City of Waukegan’s lakefront development plans.

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

Index

NORTHERN STATES FINANCIAL CORPORATION

The fair value of other real estate owned is reviewed by management at least quarterly to help ensure the reasonableness of its carrying value, which is lower of cost or the fair value less estimated selling costs.  During the third quarter of 2010 this review resulted in the write-down to the valuation of other real estate owned of $1.1 million.  For the nine months ended September 30, 2010, the Company had recognized $2.5 million in write-downs to the valuation of other real estate owned.  Both commercial and residential real estate values have nationally declined significantly during the past three years.  If values continue to deteriorate, the Company would expect to have additional write-downs to its other real estate owned portfolio.

NONINTEREST INCOME

 Noninterest income for the three months ended September 30, 2010 was $615,000 as compared with a net loss of $1.2 million for the three months ended September 30, 2009, an increase of $1.8 million.  Noninterest income increased during the third quarter of 2010 primarily as the Company recognized lower impairment losses on securities of only $14,000 compared with $2.4 million during the same quarter last year.  Noninterest income during the third quarter of 2010 showed reductions from losses on the sale of other real estate owned and from decreases in service fees on deposits.  During the third quarter of 2010, the Company booked losses on the sales of other real estate owned of $426,000 as compared with gains of $42,000 for the same quarter last year.  Service fees on deposits decreased $123,000 from the same quarter last year as new government regulations went into effect during the third quarter of 2010 limiting overdraft charges that could be assessed on overdrafts caused by debit card usage.

For the nine months ended September 30, 2010, the Company recognized noninterest income of $3.1 million as compared with a net loss of $1.4 million for the same time period of last year.  The increase to noninterest income of $4.5 million for the first nine months of 2010 was attributable to lower net securities impairment losses on securities of $659,000 as compared with $3.1 million during first nine months of 2009.  Contributing to the increase to noninterest income was lower net losses on sales of other real estate owned.  For the nine months ended September 30, 2010, the Company recognized losses of $26,000 on the sales of other real estate owned as compared with losses of $1.6 million during the same period of 2009.  The Company also had net gains on the sale of securities of $653,000 during the first nine months of 2010.

NONINTEREST EXPENSE

Noninterest expense for the quarter ended September 30, 2010 was $5.5 million, increasing $478,000 from $5.0 million for the same quarter last year. The increased third quarter 2010 noninterest expense was primarily due to the $1.1 million write-down of other real estate owned during the third quarter of 2010.   Partially offsetting the increase to noninterest expense for the quarter was decreases in salaries and employee benefits of $380,000 as compared with the same quarter of 2009 as executive salaries were reduced during 2010 and the number of employees declined by 10 at September 30, 2010 compared with staff levels at September 30, 2009.  The Company also had a reduction of $198,000 to its third quarter 2010 other operating expenses as marketing expenses were reduced $130,000 and printing and supplies expense were reduced $30,000.

For the nine month ended September 30, 2010, the Company had noninterest expense of $15.7 million as compared with $24.6 million for the same nine months of 2009, a decrease of $8.9 million.  The decrease to noninterest expense was partially attributable to the $9.5 million one-time write-down of goodwill during the second quarter of 2009.  Reductions to salaries and employee benefits of $1.1 million for the first nine months of 2010 as compared with the same nine months of 2009 as executive salaries decreased and the number of employees declined.  These declines were offset by the $2.5 million write-down of other real estate owned during the first nine months of 2010.

Index

NORTHERN STATES FINANCIAL CORPORATION

FEDERAL AND STATE INCOME TAXES

For the three months ended September 30, 2010, the Company had a pretax loss of $143,000 and an income tax benefit totaling $75,000.  The Company booked the tax benefit of $75,000 as a deferred tax asset.  However, per accounting requirements, the Company increased the deferred tax asset valuation allowance in the third quarter of 2010 by $75,000 and, as a result, did not recognize any tax benefit during the quarter.  In order to take advantage of the tax benefits for its losses, the Company must analyze and show positive evidence, such as generating positive taxable income for a number of consecutive reporting periods, that it will more likely than not to be able to use the tax benefit in future periods.  At September 30, 2010, the Company had a net deferred tax asset, exclusive of the deferred tax liability related to the unrealized gain on securities available for sale, of $14.5 million that was offset by a deferred tax asset valuation allowance for the same amount.  At September 30, 2010, the Company had a net deferred tax liability of $1.0 million related to the unrealized gain on securities available for sale.  The Company has not included this net deferred tax liability in the deferred tax asset valuation allowance as it has determined that the gains will more likely than not be realized in the near future.  During the third quarter of 2009, the Company recognized tax expense of $3.7 million although it had pretax loss of $14.1 million as it set up a deferred tax asset valuation allowance of $9.2 million.

For the nine months ended September 30, 2010, the Company calculated an income tax benefit totaling $1.1 million on the 2010 pretax loss for the first nine months of $2.7 million.  The Company booked the tax benefit as a deferred tax asset and, per accounting requirements, the Company increased the corresponding amount to the deferred tax asset valuation allowance resulting in no tax benefit for the first nine months of 2010.  The Company recognized tax expense of $1.1 million for the first nine months of 2009 on its pretax loss of $29.9 million as it set up its deferred tax asset valuation allowance during the third quarter of 2009.

REGULATORY ISSUES

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

In response, in November 2009, the Company notified the U.S. Treasury Department (“Treasury”) of its intent to suspend its dividend payments on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”). The suspension of the dividend payments is permissible under the terms of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”), but the dividend is a cumulative dividend and failure to pay dividends for six dividend periods would trigger board of director appointment rights for the holder of the Series A Preferred Stock. While dividends are being deferred on the preferred stock issued under the TARP Capital Purchase Program, the Company may not pay dividends on its common stock. Also, per the Board Resolution, in November 2009, the Company notified the trustee that holds the Company’s junior subordinated debentures relating to its trust preferred securities that the Company would be deferring its regularly scheduled quarterly interest payments. The Company has the right to defer the payment of interest on the junior subordinated debentures at any time, for a period not to exceed 20 consecutive quarters. During the deferral period, the Company may not pay any dividends on its common or preferred stock. Accordingly, the Company may not pay dividends on its common stock for the foreseeable future.

Index

NORTHERN STATES FINANCIAL CORPORATION

On April 16, 2010, the Bank Board of Directors, management, the Federal Deposit Insurance Corporation (“FDIC”) and the Illinois Department of Financial and Professional Regulation (“IDFPR”) entered into a final joint Consent Order.  Various items required of the Bank, as agreed to under the Consent Order, are described in Note 6-“Consent Order” in this document in the notes to interim condensed consolidated financial statements.

Because the Consent Order establishes specific capital amounts to be maintained by the Bank, the Bank may not be considered better than “adequately capitalized” for capital adequacy purposes, even if the Bank exceeds the levels of capital set forth in the Consent Order. At September 30, 2010, the Bank exceeded the capital levels established by the FDIC and the IDFPR in the Consent Order.

As an adequately capitalized institution, the Bank may not accept, renew or roll over brokered deposits without prior approval of the FDIC.  Brokered deposits also include deposits with rates of interest that are more than 75 basis points above the rate applicable to the applicable market of the Bank as determined by the FDIC.  As of September 30, 2010, 6.5 percent of the Bank’s deposits were brokered deposits.  The Bank believes it will be able to find alternative funding sources for these brokered deposits as they mature.  Replacement funding sources for the maturing brokered deposits include, among other sources: the growth of core deposits from current and new retail and commercial customers; internet advertised wholesale time deposits; scheduled repayments on existing loans; and the possible sale of investment securities.  The Bank has received designation by the FDIC that the Bank is operating in a high rate area, which allows the Bank to use a local average deposit rates as a basis for setting competitive rates on its deposits.

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

Management and the Board of Directors are committed to complying with the terms of the Consent Order, and have already taken, and continue to take, numerous steps to address these matters.  The Bank will report to the FDIC and the IDFPR quarterly regarding its progress in complying with the provisions included in the Consent Order.  Compliance with the terms of the Consent Order will be an ongoing priority for management of the Bank.   See also Note 7-“Management Plans” to the interim condensed consolidated financial statement included herein.

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

Subsequent to September 30, 2010, following a compliance examination of the Bank performed by the FDIC, the Board of Directors of the Bank approved and signed on October 20, 2010, a memorandum of understanding (“MOU”) concerning the Bank’s compliance program and deficiencies identified during the regulators’ compliance examination of the Bank.  As a part of the MOU, the Board has committed to enhance its 1) compliance management system, 2) internal compliance audit program and 3) training of staff in the area of compliance.

Index

NORTHERN STATES FINANCIAL CORPORATION

Management believes that the MOU will not have a material impact on the Company’s operating results or financial condition and that, unless the Bank fails to adequately address the concerns of the FDIC, the MOU will not constrain the Company’s business.  Management is committed to resolving the issues addressed in the MOU as promptly as possible, and has already taken numerous steps to address these matters prior to executing the MOU.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

     The Company has contractual obligations that may not appear on the balance sheet.  Table 10 presents the Company’s significant fixed and determinable contractual obligations as of September 30, 2010, by payment date. The payment amounts in Table 10 represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts or similar carrying amount adjustments.

TABLE 10

NORTHERN STATES FINANCIAL CORPORATION
CONTRACTUAL OBLIGATIONS
As of September 30, 2010
($ 000s)

Contractual obligations	One year or less	Greater than 1 yr. and less than or equal to 3 yrs.	Greater than 3 yrs. and less than or equal to 5 yrs.	Greater than 5 yrs.	Total

Long-term debt
Subordinated debentures	$0	$0	$0	$10,000	$10,000
Time deposits	203,003	16,181	0	0	219,184
Other contractual obligations
Standby letters of credit	5,544	0	0	0	5,544

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

Index
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

TABLE 11

NORTHERN STATES FINANCIAL CORPORATION
EFFECT OF INTEREST SHOCKS ON NET INTEREST INCOME
as of September 30, 2010 and December 31, 2009
($000s)

		Immediate Change in Rates
	-2.00%	-1.00%	+1.00%	+2.00%

September 30, 2010:
Dollar Change from Base Forecast	$(2,058)	$(542)	$423	$963
Percent Change from Base Forecast	-11.13%	-2.93%	2.29%	5.21%

December 31, 2009:
Dollar Change from Base Forecast	$(427)	$(17)	$(2)	$(59)
Percent Change from Base Forecast	-2.35%	-0.09%	-0.01%	-0.33%

Financial institutions are also subject to interest rate risk in a rising rate environment.  Call features on securities may not be exercised and lower yielding securities may remain in the Company’s securities portfolio until maturity.  In a rising rate environment, management would attempt to shorten maturities on interest sensitive assets and to book more variable rate loans in order to minimize interest rate risk.

At September 30, 2010 the projected annual net interest income increases $963,000 when rates are shocked upward 2% while projected net interest income decreases $2.1 million for a 2% downward rate shock.  Interest rates at September 30, 2010 were very low, as evidenced by the prime lending rate being at 3.25 percent, its lowest level since 1955.  Many deposit rates could not go down 200 basis points as the deposit rate would then become negative.  As such, the rate shocks downward would lower interest income earned on loans and investments to a greater extent than interest paid on deposits and borrowings, thereby causing net interest income to decline.   Management believes that it is highly unlikely that rates will decrease further in the near future.

At both September 30, 2010 and December 31, 2009, the percentage changes from the base forecasted 12-month net interest income were within the Company’s policy guidelines, with the exception of the 2.00% downward rate shock at September 30, 2010.  The 11.13 percent downward change to net interest income with a downward rate shock of 2.00% at September 30, 2010 is just outside the Company’s policy parameters.  Management does not believe that there will be further rates reductions in the near future.

Index

NORTHERN STATES FINANCIAL CORPORATION

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s management has evaluated, with the participation of the President and Chief Executive Officer, and Vice President and Chief Financial Officer, the Company’s disclosure controls and procedures (as such term is defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on that evaluation, the President and Chief Executive Officer, and Vice President and Chief Financial Officer have concluded that these controls and procedures were effective as of such date.  There were no changes in internal control over financial reporting (as such term is defined in Rule 13a – 15(f) under the Securities Exchange Act of 1934) that occurred during the third quarter of 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS.

There have been no material changes to the risk factors relating to the Company from those risk factors previously disclosed in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2009 in response to Item 1A. to Part I of Form 10K and the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 in response to Item 1A. of Part II of Form 10Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  (REMOVED AND RESERVED).

ITEM 5.  OTHER INFORMATION.

None.

Index

NORTHERN STATES FINANCIAL CORPORATION

ITEM 6.  EXHIBITS.

(a)	Exhibits.

Exhibit3.1   Certificate of Incorporation of the Company, as amended (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 000-19300)).

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

Exhibit 15.1 Acknowledgement of Independent Registered Public Accounting Firm.

Exhibit 31.1 Section 302 Certification of President and Chief Executive Officer.

Exhibit 31.2 Section 302 Certification of Vice President and Chief Financial Officer.

Exhibit 32.1 Section 906 Certification.

Index

NORTHERN STATES FINANCIAL CORPORATION
FORM 10-Q
September 30, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN STATES FINANCIAL CORPORATION (Registrant)

Date November 4, 2010	By:	/s/ Scott Yelvington
Scott Yelvington President and Chief Executive Officer

Date: November 4, 2010	By:	/s/ Steven Neudecker
Steven Neudecker Vice President and Chief Financial Officer

Index

NORTHERN STATES FINANCIAL CORPORATION
FORM 10-Q
September 30, 2010

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

Exhibit 15.1 Acknowledgement of Independent Registered Public Accounting Firm.

Exhibit 31.1 Section 302 Certification of President and Chief Executive Officer.

Exhibit 31.2 Section 302 Certification of Vice President and Chief Financial Officer.

Exhibit 32.1 Section 906 Certification.