Form 10-K
period 2010-12-31
NORTHERN STATES FINANCIAL CORP /DE/
filed 2011-03-02
CIK 744485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______
_____________________________________

Commission File Number 000 - 19300

NORTHERN STATES FINANCIAL CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State of incorporation)	36-3449727 (I.R.S. Employer Identification No.)

1601 North Lewis Avenue
Waukegan, Illinois 60085
(847) 244-6000
(Address, including zip code, and telephone number, including area code, of principal executive office)

Securities registered pursuant to Section 12(b) of the Act

The NASDAQ Stock Market
Common Stock $.40 par value	(NASDAQ Capital Market)
(Title of each class)	(Name of each exchange on which registered)

Indicate by check if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act. YES ☐ NO ☒

Indicate by check if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act. YES ☐ NO ☒

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

Large accelerated filer ☐	Accelerated filer ☐	Nonaccelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant is $6,365,630, as of June 30, 2010, based on the last sale price of the Registrant’s common stock on June 30, 2010 of $2.30 per share. Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are “affiliates”.

As of February 25, 2011, 4,279,755 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

A portion of Part III is incorporated by reference from the Registrant’s Proxy Statement for its 2011 Annual Meeting of Stockholders to be held on May 19, 2011.

PART I

Item 1. Business

Cautionary Note About Forward-Looking Statements. Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. Northern States Financial Corporation (the “Company”) cautions readers of this report that a number of important factors could cause the Company's actual results subsequent to December 31, 2010 to differ materially from those expressed in forward-looking statements contained in this report. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "plan," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future unless required to do so under the federal securities laws. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company and its subsidiaries include, but are not limited to, the potential for further deterioration in the credit quality of the Company's loan and lease portfolios, uncertainty regarding the Company's ability to ultimately recover on loan pools currently on nonaccrual status, the Company’s ability to comply with the provisions of any regulatory enforcement actions, including the Consent Order, deterioration of securities investments causing them to be other than temporarily impaired, unanticipated changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the Company's investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area, and changes in accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating any forward-looking statements.

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

The Company is registered under the Bank Holding Company Act of 1956, as amended, and owns all the outstanding stock of the Bank. At December 31, 2010, the Company had 287 registered stockholders of record, 4,072,255 shares of Common Stock outstanding, and total consolidated assets of approximately $532 million. Aside from the stock of the Bank, stock of NorProperties, Inc. and cash, the Company has no other substantial assets.

As a community-oriented, independent banking organization in Lake County in the State of Illinois, the Company believes it is well positioned to take advantage of the growth in the communities in Lake County, Illinois and surrounding counties. The Company (or its predecessors) has continuously served the community since 1919 when First Federal was chartered. The Company’s local management, coupled with its long record of service, has allowed it to compete successfully in the banking market. The Bank operates as a traditional community-oriented bank with conveniently located branches and a professional staff.

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

Subsidiary Operations

NorStates Bank was chartered as a state bank in 1962 and is located in Waukegan, Illinois. Waukegan is located approximately 37 miles north of Chicago, Illinois and has a population of approximately 90,000. At December 31, 2010, NorStates Bank had total assets of approximately $532 million, loans and leases of approximately $385 million, deposits of approximately $447 million and stockholder’s equity of approximately $44 million. The Bank has three branch offices located in Waukegan, one office located in Antioch, Illinois, one office located in Gurnee, Illinois, one office located in Winthrop Harbor, Illinois, one office in Round Lake Beach, Illinois and one office in Round Lake, Illinois.

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

The Bank’s trust department acts as executor, administrator, trustee, conservator, guardian, custodian and agent. At December 31, 2010, the Trust Department had assets under management or custodial arrangements of approximately $159 million. Its office is located at the Bank’s branch office at 3233 Grand Avenue, Waukegan, Illinois.

During 2002 the Bank formed Northern States Community Development Corporation (“NSCDC”), a wholly-owned subsidiary of the Bank. NSCDC’s assets consist of cash and of other real estate owned. This subsidiary was formed for the purpose of developing and selling a parcel of other real estate owned as part of the City of Waukegan’s lakefront development plans. At December 31, 2010, assets of NSCDC totaled $2.0 million, which includes cash of $19,000, and the property with a carrying value of $1,951,000, and were consolidated into the NorStates Bank’s financial statements.

During 2009 the Bank formed XPC LLC, a wholly-owned subsidiary of the Bank. This subsidiary was formed for the purpose of making collections on a charged off loan relationship. During 2010 XPC LLC was dissolved upon completion of its purpose.

During 2008, the Company formed NorProperties, Inc. (“NorProp”), a wholly-owned subsidiary of the Company. This subsidiary was formed for the purpose of managing and disposing of nonperforming assets of the Company. At December 31, 2010, assets of NorProp totaled $25,000, which consisted of cash. These assets were consolidated into the Company’s financial statements.

COMPANY OPERATING STRATEGY

Corporate policy, strategy and goals are established by the Board of Directors of the Company. Pursuant to the Company’s philosophy and applicable laws and regulations, the Company also establishes operational and administrative policies for the Bank. Within this framework, the Bank focuses on providing personalized services and quality products to customers to meet the needs of the communities in which it operates.

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

The Bank markets its services to qualified borrowers in both the commercial and consumer sectors. The Bank’s commercial lending officers solicit the business of new companies entering the surrounding market as well as long-standing members of the business community. Through personalized, professional service and competitive pricing, the Bank has been successful in attracting new commercial lending customers.

Commercial Loans - The Bank seeks new commercial loans in its market area. The Bank has also purchased commercial loans or portions of commercial loans from other financial institutions and investment banking firms. The Bank’s lending areas of emphasis include, but are not limited to, loans to manufacturers, building contractors, developers, hotels, business services companies and retailers. The Bank provides a wide range of commercial business loans, including lines of credit for working capital purposes and term loans for the acquisition of equipment and other purposes. Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate. Loans may be made on an unsecured basis where warranted by the overall financial condition of the borrower. Terms of commercial business loans generally range from one to five years. Greater than a third of the Bank’s commercial business loans have floating interest rates or reprice within one year. The primary repayment risk for commercial loans is the failure of the business due to economic or financial factors. In most cases, the Bank collateralizes these loans and/or takes personal guarantees to help assure repayment.

Mortgage Banking - From 1991 until 1998, the Bank funded conforming long-term residential mortgage loans and sold them in the secondary market with servicing retained. Since 1998, the Bank’s mortgage banking operation originates mortgage loans for a fee on behalf of other financial institutions that fund and own the loans. The Bank does not retain servicing on these originated mortgage loans. The Bank had a portfolio of serviced mortgages of approximately $1.2 million at December 31, 2010.

Consumer Lending - The Bank’s consumer lending department provides all types of consumer loans including motor vehicle, home improvement, home equity, unsecured loans and small personal credit lines.

Trust Activities

The Bank’s trust and investment services department has been providing trust services to the community for over 20 years. As of December 31, 2010, the Bank had approximately $159 million of trust assets under management and provides a full complement of trust services for individuals and corporations.

To build on the trust department’s mainstay of personal trust administration, the trust department’s focus is in two major areas: (i) investment management for individuals and (ii) administration and investment services for employee benefit plans.

COMPETITION

The Company and the Bank encounter significant competition in all of their activities. The Chicago metropolitan area and suburban Lake County have a high density of financial institutions, many of which are significantly larger and have substantially greater financial resources than the Company and its subsidiaries. In Lake County, Illinois there are 41 commercial banks and savings institutions. The Company and the Bank are subject to intense competition from various financial institutions, including state and national banks, state and federal savings associations, credit unions, certain non-banking consumer lenders, and other companies or firms, including brokerage firms and mortgage brokers that provide similar services in northeastern Illinois. The Bank also competes with Internet-based financial institutions, money market funds and insurance companies.

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

EMPLOYEES

The Company and its subsidiaries employed 129 full-time equivalent employees as of December 31, 2010. None of the Company’s employees are represented by any collective bargaining group. The Company offers a variety of employee benefits and management considers its employee relations to be good.

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

SUPERVISION AND REGULATION

Financial institutions and their holding companies are extensively regulated under federal and state laws. As a result, the business, financial condition and prospects of the Company and the Bank can be materially affected not only by management decisions and general economic conditions, but also by applicable statutes and regulations and other regulatory pronouncements and policies promulgated by regulatory agencies with jurisdiction over the Company and the Bank, such as the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the Federal Deposit Insurance Corporation (“FDIC”) and the Illinois Department of Financial and Professional Regulation (“IDFPR”). Such statutes, regulations and other pronouncements and policies are primarily intended to protect depositors and the FDIC’s Deposit Insurance Fund (“DIF”), rather than stockholders of banks and bank holding companies. As a company with securities registered under Section 12 of the Securities Exchange Act of 1934 (the “1934 Act”), the Company is also subject to the regulations of the Securities Exchange Commission (the “SEC”) and the periodic reporting, proxy solicitation and other requirement under the 1934 Act.

The following description of applicable statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effect on the Company and the Bank and is qualified in its entirety by reference to the actual statutes and regulations. These statutes and regulations may change in the future, and we cannot predict what effect these changes, if made, will have on our operations.

Recent Developments

Dodd Frank Act

On July 21, 2010, the Dodd Frank Wall Street Reform and Consumer Protection Act (the “Dodd Frank Act”) was signed into law. The Dodd Frank Act will likely result in dramatic changes across the financial regulatory system, some of which became effective immediately and some of which will not become effective until various future dates. Implementation of the Dodd Frank Act will require many new rules to be issued by various federal regulatory agencies over the next several years. There will be a significant amount of uncertainty regarding the overall impact of this new law on the financial services industry until final rulemaking is complete. The ultimate impact of this law could have a material adverse impact either on the financial services industry as a whole or on the Company’s business, results of operations, and financial condition. The Dodd Frank Act includes provisions addressing capital requirements, deposit insurance assessments, corporate governance and permissible bank activities. In particular, the Dodd Frank includes provisions that, among other things, will:

•
Centralize responsibility for consumer financial protection by creating a new agency, the Bureau of Consumer Financial Protection, responsible for implementing, examining, and enforcing compliance with federal consumer financial laws.

•
Create the Financial Stability Oversight Council that will recommend to the Federal Reserve Board increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity.

•
Provide mortgage reform provisions regarding a customer’s ability to repay, restricting variable-rate lending by requiring that the ability to repay variable-rate loans be determined by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to restrictions applicable to higher cost loans and new disclosures. In addition, certain compensation for mortgage brokers based on certain loan terms will be restricted.

•
Require financial institutions to make a reasonable and good faith determination that borrowers have the ability to repay loans for which they apply. If a financial institution fails to make such a determination, a borrower can assert this failure as a defense to foreclosure.

•	Require financial institutions to retain a specified percentage (5% or more) of certain non-traditional mortgage loans and other assets in the event that they seek to securitize such assets.

•
Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the DIF, and increase the floor on the size of the DIF, which generally will require an increase in the level of assessments for institutions with assets in excess of $10 billion.

•
Make permanent the $250,000 limit for federal deposit insurance and provide unlimited federal deposit insurance until January 1, 2013 for noninterest-bearing demand transaction accounts at all insured depository institutions.

•
Implement corporate governance revisions, including with regard to executive compensation, including say on pay votes, proxy access by shareholders, and clawback policies which apply to all public companies, not just financial institutions.

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transactions and other accounts.

•
Amend the Electronic Fund Transfer Act (“EFTA”) to, among other things, give the Federal Reserve Board the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

•
Eliminate the OTS one year from the date of the act’s passage, and the OCC, which is currently the primary federal regulator for national banks, will become the primary federal regulator for federal thrifts. In addition, the Federal Reserve Board will supervise and regulate all savings and loan holding companies that were formerly regulated by the OTS. It is expected that the OCC and the Federal Reserve Board will maintain most of the current regulations applicable to federal thrifts and their holding companies, however, these agencies will have the authority to revise such regulations in the future and it is uncertain if and when these agencies may amend or revise the regulations applicable to federal thrifts and their holding companies. In addition, the Federal Reserve Board will have authority to set capital levels for savings and loan holding companies.

•	Limit the hedging activities and private equity investments that may be made by various financial institutions.

As noted above, the Dodd Frank Act requires that the federal regulatory agencies draft many new regulations which will implement the foregoing provisions as well as other provisions contained in the Dodd Frank Act, the ultimate impact of which will not be known for some time.

Bank Holding Company Regulation

The Company is a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and subject to supervision and regulation by the Federal Reserve Board. The Bank is an Illinois state-chartered bank subject to supervision and regulation by the IDFPR and the FDIC. Under the BHC Act and the Federal Reserve Board’s regulations, a bank holding company, as well as its banking subsidiaries, is prohibited from engaging in certain tie-in arrangements in connection with an extension of credit, and a lease or sale of property, furnishings or services. Accordingly, a bank may not condition a customer’s purchase of one service on the purchase of another service offered by the bank or its holding company or other affiliates, except with respect to traditional banking products. The BHC Act also requires prior Federal Reserve Board approval for, among other things, a bank holding company’s acquisition of direct or indirect control of more than 5% of the voting shares or substantially all of the assets of any bank or for a merger or consolidation of a bank holding company with another bank holding company.

With limited exceptions, the BHC Act prohibits a bank holding company from acquiring direct or indirect ownership or control of voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or performing services for its authorized subsidiaries. A bank holding company may, however, engage in or acquire an interest in a company that engages in activities that the Federal Reserve Board has determined, by regulation or order, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto, such as owning and operating a savings association, performing functions or activities that may be performed by a trust company, owning a mortgage company, or acting as an investment or financial advisor. The Federal Reserve Board, as a matter of policy, generally requires a bank holding company to be well capitalized at the time of filing an acquisition application and upon consummation of a proposed acquisition.

The Gramm Leach Bliley Act (the “GLB Act”) permits qualifying holding companies, called “financial holding companies,” to engage in, or to affiliate with companies engaged in, a full range of financial activities including banking, certain insurance activities (including insurance underwriting and portfolio investing), securities activities and merchant banking activities. A bank holding company’s subsidiary banks must be “well capitalized” and “well managed” and have at least a “satisfactory” Community Reinvestment Act (the “CRA”) rating for the bank holding company to elect, and maintain, status as a financial holding company.

Under the Illinois Banking Act (the “IBA”), any acquisition of the Company’s stock that results in a change in control may require the prior approval of the IDFPR. Under the Change in Bank Control Act, a person may be required to obtain the prior regulatory approval of the Federal Reserve Board before acquiring the power to directly or indirectly control the management, operations or policies of the Company or before acquiring control of 10% or more of any class of our outstanding voting stock.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Act”) permits a bank holding company that is adequately capitalized and managed to acquire, with certain limitations and approval, a bank located in a state other than the bank holding company’s home state. The Interstate Act also permits a bank, with the approval of the appropriate Federal and state bank regulatory agencies, to establish a de novo branch in a state, other than the bank’s home state, in which the bank does not presently maintain a branch if the host state has enacted a law that applies equally to all banks and expressly permits all out-of-state banks to branch de novo into the host state. Banks having different home states may, under certain circumstances, with approval of the appropriate Federal and state bank regulatory agencies, merge across state lines.

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

As discussed below in more detail, federal and state statutes place certain restrictions and limitations on transactions between banks and their affiliates, which include holding companies. Among other provisions, these laws place restrictions upon:

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

The Federal Reserve Board issued updated guidance in 2009 regarding a bank holding company’s ability to pay dividends and engage in stock repurchases. Specifically, the updated guidance provides that, as a general matter, a bank holding company should consult with its applicable Federal Reserve Bank and eliminate, defer, or severely limit the payment of dividends if (i) the bank holding company’s net income over the prior four quarters is not sufficient to fully fund the dividends; (ii) the bank holding company’s prospective rate of earnings retention is not consistent with the bank holding company’s capital needs and overall current and prospective financial condition; and (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. Moreover, a bank holding company should inform the applicable Federal Reserve Bank reasonably in advance of declaring or paying a dividend that exceeds earnings for the period (e.g., quarter) for which the dividend is being paid or that could result in a material adverse change to the organization’s capital structure. Similarly, a bank holding company should apprise the Federal Reserve reasonably in advance of declaring any material increase in its common stock dividend to ensure that it does not raise safety and soundness concerns. The Federal Reserve Board may find that the bank holding company is operating in an unsafe and unsound manner if the bank holding company does not comply with the Federal Reserve Board’s dividend policy and may use its enforcement powers to limit or prohibit the payment of dividends by bank holding companies.

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

In response, in November 2009, the Company notified the U.S. Treasury Department (“Treasury”) of its intent to suspend its dividend payments on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”). The suspension of the dividend payments is permissible under the terms of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”), but the dividend is a cumulative dividend and failure to pay dividends for six dividend periods would trigger board of director appointment rights for the holder of the Series A Preferred Stock. The Company suspended the dividend payments on the Series A Preferred Stock for each of the November 2009, February 2010, May 2010, August 2010 and November 2010 quarterly payments. The Company’s failure to pay the required dividend on the Series A Preferred Stock for the February 2011 quarterly period will result in the failure to pay dividends for six dividend periods and the Treasury will then have the contractual right to appoint two (2) directors to the Company’s board of directors. In January 2011, the Company agreed to allow a Treasury observer to attend its Board of Directors meetings.

While dividends are being deferred on the Series A Preferred Stock issued under the CPP, the Company may not pay dividends on its common stock. Also, per the Board Resolution, in November 2009, the Company notified the trustee that holds the Company’s junior subordinated debentures relating to its trust preferred securities that the Company would be deferring its regularly scheduled quarterly interest payments. The Company has the right to defer the payment of interest on the junior subordinated debentures at any time, for a period not to exceed 20 consecutive quarters. During the deferral period, the Company may not pay any dividends on its common or preferred stock. Accordingly, the Company may not now pay dividends on its common stock for the foreseeable future.

In addition, pursuant to the terms of the existing Memorandum of Understanding (“MOU”) and the terms of the Consent Order entered into by the Bank, the FDIC and the IDFPR discussed below, the Bank cannot pay dividends to the Company without the written approval of the FDIC and the IDFPR. Distributions from the Bank serve as the sole source of dividends that may be paid by the Company.

Under Federal Reserve Board capital guidelines, bank holding companies are required to maintain a minimum Total Risk-Based Capital Ratio of 8%, of which at least 4% must be in the form of Tier 1 Capital. The minimum Leverage Ratio is 3% for strong bank holding companies (those rated a composite “1” under the Federal Reserve Bank’s rating system) and 4% for all other bank holding companies. The Federal Reserve Bank guidelines provide that banking organizations experiencing internal growth or completing acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels. As of December 31, 2010, the Company had a Total Risk-Based Capital Ratio of 12.78%, a Tier 1 Risk-Based Ratio of 11.49% and a Leverage Ratio of 8.11%.

Bank Regulation

As noted above, as an Illinois chartered, non-member bank, the Bank is regulated by the FDIC and the IDFPR. These agencies have general supervisory and regulatory authority over the Bank.

Capital Requirements

The FDIC, in conjunction with the other federal bank regulators, has adopted risk-based capital guidelines for state chartered, non-member banks. Under current FDIC regulations, a bank is adequately capitalized if its minimum ratio of qualifying total capital to risk-weighted assets, including certain off-balance sheet items (the “Total Risk-Based Capital Ratio”), is 8%, and the minimum ratio of that portion of total capital that is composed of items such as common stock, related additional paid-in capital, retained earnings, certain types of perpetual preferred stock and certain minority interests, less certain intangibles and other assets, including goodwill (“Tier 1 Capital”), to risk-weighted assets (the “Tier 1 Risk-Based Capital Ratio”) is 4%. Tier 1 Capital must comprise at least 50% of the total capital base of a bank; however, the federal regulator agencies have stated that in general they expect Tier 1 capital to be well in excess of the 50% threshold. The balance of total capital may consist of items such as other preferred stock, certain other instruments, and limited amounts of subordinated debt and the institution’s loan and lease loss allowance. The minimum ratio of Tier 1 Capital to total assets (the “Leverage Ratio”) for banks is 4%. As of December 31, 2010, the Bank had a Total Risk-Based Capital Ratio of 13.08%, a Tier 1 Risk-Based Capital Ratio of 11.79% and a Leverage Ratio of 8.34%.

Prompt Corrective Action

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

Federal and state statutes and regulations provide financial institution regulatory agencies with great flexibility to undertake enforcement action against an institution that fails to comply with regulatory requirements, violates certain laws or regulations or for various other reasons. Possible enforcement actions include the imposition of a capital plan and capital directive, civil money penalties, consent orders, cease-and-desist orders, conservatorship, receivership or deposit insurance termination.

Following a joint examination of the Bank by the FDIC and the IDFPR, the Board of Directors of the Bank approved and executed on September 21, 2009, a Memorandum of Understanding (“MOU”) concerning the Bank’s commitment to enhance certain areas of the Bank’s operation, including the implementation of a profit plan and budget with goals and strategies for improving earnings, the creation of a written plan to monitor, improve and lessen risks from the Bank’s substandard assets, the implementation of steps to correct loan administration weaknesses, and the maintenance of an 8% Leverage Ratio.

On April 16, 2010, the Bank then entered into a Consent Order with the FDIC and the IDFPR, pursuant to which the Bank agreed, among other things, to: (1) maintain a Leverage Ratio of at least 8% and a Total Risk-Based Capital Ratio of at least 12%, (2) prohibit the extension of additional credit to any existing borrower with an outstanding classified loan or a loan that has been previously charged-off, (3) adopt written action plans to reduce the Bank’s level of classified assets and delinquent loans and to reduce concentrations of credit identified by the examiners, (4) prohibit dividend payment, and (5) adopt a profit plan, a capital contingency plan and a liquidity plan. Because the Consent Order establishes specific capital amounts to be maintained by the Bank, the Bank will not be considered better than “adequately capitalized” for capital adequacy purposes, even if the Bank exceeds the levels of capital set forth in the Consent Order.

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

Deposit Insurance; Assessments

Due to the recent difficult economic conditions in the U.S., deposit insurance per account owner was increased from $100,000 to $250,000 through December 31, 2013. The Dodd Frank Act has now made this change in deposit insurance permanent and, as a result, each account owner’s deposits will be insured up to $250,000 by the FDIC.

In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program (“TLGP”) in October of 2008 by which, for a fee, noninterest bearing transaction accounts received unlimited FDIC insurance coverage through December 31, 2010 and certain senior unsecured debt issued by institutions and their holding companies would be guaranteed by the FDIC through December 31, 2012. We elected to participate in the unlimited noninterest bearing transaction account coverage, but not the debt guarantee program.

Under the Transaction Account Guarantee Program (“TAGP”), the FDIC provided unlimited deposit insurance coverage initially through December 31, 2009 for non-interest bearing transaction accounts (typically business checking accounts) and certain funds swept into non-interest bearing savings accounts. Institutions that participated in the TAGP paid a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance was in place. The FDIC authorized extensions of the TAGP through December 31, 2010 for institutions participating in the original TAGP, unless an institution opted out of the extension period. During the extension period, fees increased to 15 to 25 basis points depending on an institution’s risk category for deposit insurance purposes. Importantly, the Dodd Frank Act now requires all insured institutions, such as the Bank, to offer unlimited deposit insurance coverage on non-interest bearing transaction accounts, including IOLTA’s but excluding interest bearing NOW accounts, through December 31, 2012.

The TLGP also included the Debt Guarantee Program (“DGP”), under which the FDIC guarantees certain senior unsecured debt issued by FDIC-insured institutions and their holding companies. Under the DGP, upon a default by an issuer of FDIC-guaranteed debt, the FDIC will continue to make scheduled principal and interest payments on the debt. The unsecured debt must have been issued on or after October 14, 2008 and not later than October 31, 2009, and the guarantee is effective through the earlier of the maturity date (or mandatory conversion date) or December 31, 2012, although the debt may have a maturity date beyond December 31, 2012. The Bank did not issue any guaranteed debt under the DGP.

The Bank’s deposits are insured up to the applicable limits under the DIF. The DIF is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund. The FDIC maintains the DIF by assessing depository institutions an insurance premium. Pursuant to the Dodd Frank Act, the FDIC is required to set a DIF reserve ratio of 1.35% of estimated insured deposits and is required to achieve this ratio by September 30, 2020. Also, the act has eliminated the 1.50% ceiling on the reserve ratio and provides that the FDIC is no longer required to refund amounts in the DIF that exceed 1.50% of insured deposits. Also, pursuant to the Dodd Frank Act, the FDIC will now calculate an institution’s assessment level based on its total average consolidated assets during the assessment period less average tangible equity (i.e., Tier 1 capital) as opposed to an institution’s deposit level which was the previous basis for calculating insurance assessments.

Under the FDIC’s risk-based assessment system, insured institutions are required to pay deposit insurance premiums based on the risk that each institution poses to the DIF. Consistent with previous regulatory guidance, under the Dodd Frank Act, an institution’s risk to the DIF is measured by its regulatory capital levels, supervisory evaluations, and certain other factors. To determine an institution’s assessment rate, the FDIC places each insured depository institution in one of four risk categories using a two-step process based on capital and supervisory information. Each depository institution is assigned to one of three capital groups: “well capitalized,” “adequately capitalized” or “undercapitalized.” Each institution is then assigned one of three supervisory ratings: “A” (institutions with few minor weaknesses), “B” (institutions which demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to DIF) and “C” (institutions that pose a substantial probability of loss to DIF unless effective corrective action is taken). An institution’s assessment rate depends upon the risk category to which it is assigned. The assessment rate is then applied to the institution’s total average consolidated assets during the assessment period less average tangible equity to determine the amount of the assessment.

Prior to the passage of the Dodd Frank Act, assessments for FDIC deposit insurance ranged from seven to seventy-seven basis points per $100 of assessable deposits. On May 22, 2009, the FDIC imposed a special assessment of five basis points on each institution’s assets minus Tier 1 capital as of June 30, 2009, which was payable to the FDIC on September 30, 2009. The Bank paid a total of $2.2 million in deposit insurance assessments in 2009 including $495,000 related to the special assessment. No institution may pay a dividend if it is in default on its federal deposit insurance assessment. Also during 2009, the FDIC adopted a rule requiring each insured institution to prepay on December 30, 2009 the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter which was due on December 30, 2009). The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for deposit insurance. Collection of the prepayment amount does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future. If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments or receive a rebate of prepaid amounts not fully utilized after the collection of assessments due in June 2013. The amount of the Bank’s prepayment was $4.9 million and was paid on December 30, 2009.

In connection with the Dodd Frank Act’s requirement that insurance assessments be based on assets, the FDIC has recently issued the final rule implementing this provision of the act and setting forth the new assessment rate schedule. The FDIC has stated that the new assessment schedule, which will be effective as of April 1, 2011, should result in the collection of assessment revenue that is approximately revenue neutral compared to the current method of calculating assessments. Pursuant to this new rule, the assessment base will be larger than the current assessment base, but the new rates are lower than current rates, ranging from approximately 2.5 basis points to 45 basis points (depending on applicable adjustments for unsecured debt and brokered deposits) until such time as the FDIC’s reserve ratio equals 1.15%. Once the FDIC’s reserve ratio equals or exceeds 1.15%, the applicable assessment rates may range from 1.5 basis points to 40 basis points (subject to applicable adjustments for unsecured debt and brokered deposits).

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

In addition to its insurance assessment, each insured financial institution is subject to quarterly debt service assessments (“FICO assessments”) in connection with bonds issued by a government corporation that financed the federal savings and loan bailout of the 1980s. During 2010, the Bank’s FICO assessment totaled $50,000. These assessments will continue until the FICO bonds are repaid between 2017 and 2019.

Safety and Soundness

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

Reserve Requirement

As an insured depository institution, the Bank is subject to Federal Reserve Board regulations requiring depository institutions to maintain reserves against a specified percentage of transaction accounts (primarily NOW and regular checking accounts). Reserves are maintained in the form of vault cash or deposits with the Federal Reserve Bank. The first $10.7 million of transaction accounts (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Federal Reserve Board regulations generally require 3% reserves on the next $48.1 million of transaction accounts. For transaction accounts totaling over $58.8 million, Federal Reserve Board regulations require reserves of $1,443,000 plus 10% of the amount in excess of $58.8 million. The Bank is in compliance with the foregoing requirements.

Transactions with Affiliates

Transactions between a state chartered bank and its “affiliates” are subject to quantitative and qualitative restrictions under Sections 23A and 23B of the Federal Reserve Act and the implementing regulations contained in Regulation W. Affiliates of a bank include, among other entities, the bank’s holding company and companies that are under common control with the bank. In general, these restrictions limit the amount of the transactions between a bank and its affiliates, as well as the aggregate amount of transactions between a bank and all of its affiliates, impose collateral requirements in some cases, and require transactions with affiliates to be on the same terms comparable to those with unaffiliated entities.

The Dodd Frank Act also included specific changes to the law related to the definition of “covered transaction” in Sections 23A and 23B and limitations on asset purchases from insiders. With respect to the definition of “covered transaction,” the Dodd Frank Act now defines that term to include the acceptance of debt obligations issued by an affiliate as collateral for an institution’s loan or extension of credit to another person or company. In addition, a “derivative transaction” with an affiliate is now deemed to be a “covered transaction” to the extent that such a transaction causes an institution or its subsidiary to have a credit exposure to the affiliate. A separate provision of the Dodd Frank Act states that an insured depository institution may not “purchase an asset from, or sell an asset to” a bank insider (or their related interests) unless (1) the transaction is conducted on market terms between the parties, and (2) if the proposed transaction represents more than 10 percent of the capital stock and surplus of the insured institution, it has been approved in advance by a majority of the institution’s non-interested directors.

BSA and PATRIOT Act

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

Community Reinvestment Act

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

In addition to the above, the Bank is subject to many state and federal statutes and regulations that are designed to protect consumers, including the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act and the Home Mortgage Disclosure Act. As noted above, the new Bureau of Consumer Financial Protection will now have authority for amending existing federal consumer compliance regulations and implementing new such regulations. In addition, the Bureau will have the power to examine the compliance of financial institutions with assets in excess of $10 billion with these consumer protection rules. The Bank’s compliance with consumer protection rules will be examined by the FDIC since the Bank does not meet this $10 billion asset level threshold.

2008 Emergency Economic Stabilization Act

The Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law on October 3, 2008. ESSA gave the Treasury Department broad authority to address the then-current deterioration of the U.S. economy, to implement certain actions to help restore confidence, stability, and liquidity to U.S. financial markets, and to encourage financial institutions to increase their lending to clients and to each other. The EESA authorized the Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities, and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program (“TARP”). The Treasury Department allocated $250 billion to the voluntary Capital Purchase Program (“CPP”) under the TARP. The TARP also included direct purchases or guarantees of troubled assets of certain financial institutions by the U.S. government.

Under the CPP, the Treasury Department was authorized to purchase preferred stock securities from participating financial institutions in an amount not less than 1% of the institution’s risk-weighted assets and not more than 3% of the institution’s risk-weighted assets or $25 billion, whichever was less. Preferred stock issued pursuant to the CPP qualifies as Tier 1 capital. Preferred stock issuers under the CPP pay a 5% dividend per annum until the fifth year of the investment and 9% per annum thereafter. In addition to the senior preferred stock, participating public financial institutions were required to issue a warrant to Treasury for the purchase of common stock in an amount equal to 15% of the applicable preferred stock investment. Treasury will not exercise any voting rights with respect to the common shares acquired through the exercise of the warrant. Financial institutions participating in the CPP were required to agree to and comply with certain restrictions, including restrictions on dividends, stock redemptions and repurchases, and executive compensation, as discussed below. Finally, Treasury may unilaterally amend any provision of the CPP to comply with changes in applicable federal statutes.

Pursuant to the terms of the CPP, as modified by the American Recovery and Reinvestment Act of 2009 (“ARRA”), a financial institution may redeem the senior preferred stock if the institution receives approval from its primary federal regulator and the institution gives the preferred stock holder proper notice.

Prior to the earlier of the third anniversary of the investment or the date on which the Treasury’s senior preferred stock investment has been fully redeemed or transferred, the financial institution may not increase common dividends without Treasury’s consent. In addition, the financial institution may not pay dividends on common stock unless the financial institution has paid dividends on the preferred stock. If the financial institution does not pay dividends on the senior preferred stock for six dividend periods, the Treasury will have the right to elect two individuals to the institution’s board of directors. Also, prior to the earlier of the third anniversary of the investment or the date on which the Treasury’s senior preferred stock investment has been fully redeemed or transferred, the financial institution may not repurchase other equity securities or trust preferred securities without Treasury’s consent, except repurchases in the ordinary course related to employee benefit plans in a manner consistent with past practice, certain market-making and related transactions by a broker-dealer subsidiary of the financial institution, certain custodian or trustee transactions for another beneficial owner, or certain agreements pre-dating CPP participation.

Financial institutions participating in the CPP were also required to modify certain senior executive compensation agreements consistent with EESA, to generally prohibit incentive compensation agreements that encourage senior executive officers to take unnecessary and excessive risks. In addition, incentive compensation paid to senior executive officers must be recovered if such payments are subsequently determined to be based upon materially inaccurate financial results. Participating institutions are prohibited from making golden parachute payments to senior executive officers and are required to limit the federal tax deduction for compensation paid to senior executive officers to $500,000. For this purpose, “senior executive officer” means an individual who is one of the top five most highly paid executives whose compensation is required to be disclosed pursuant to the Exchange Act. As discussed below, these executive compensation restrictions were further expanded by ARRA.

On February 20, 2009, the Company closed the transaction with Treasury in order to participate in the CPP. The Company issued Series A Preferred Stock to Treasury equal to $17,211,000 and a warrant to purchase 584,084 shares of common stock at an exercise price of $4.42 per share. Pursuant to its participation in the CPP, the Company is subject to the provisions therein.

American Recovery and Reinvestment Act of 2009

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

•
a prohibition on certain golden parachute payments to cover any payment related to a departure for any reason (with limited exceptions) made to any senior executive officer and the next five most highly compensated employees;

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

•	a requirement that companies adopt a company-wide policy regarding excessive or luxury expenditures; and

•	a requirement that companies permit a separate, non-binding shareholder vote to approve the compensation of executives.

Item 1A. Risk Factors.

Our business, financial condition and results of operations are subject to various risks, including those discussed below, which may affect the value of our common stock. Set forth below are certain risk factors which we believe to be relevant to an understanding of our business. This list should not be considered a comprehensive list of all potential risks and uncertainties. You should also refer to the other information included or incorporated by reference in this Form 10-K, including our consolidated financial statements and related notes for the year ended December 31, 2010.

Significant risk factors include:

Credit Risk – The U.S. economy has been in a prolonged recession and the local economy in our market remains stressed and volatile. This market turmoil has decreased both our borrowers’ ability to repay their loans and the value of collateral, such as real estate, which secures many of our loans. As a result, the Company’s levels of nonperforming assets substantially increased during 2009 and 2010. If these economic conditions persist, our loan customers may not be able to repay their loans according to their terms and the collateral may be insufficient to repay the loan. Management makes quarterly provisions to the allowance for loan and lease losses after taking into account specifically impaired loans, historical loss ratios and general economic conditions, among other factors. To the extent the ability of our borrowers to repay their loans worsens, or general economic conditions continue to deteriorate, we may need to continue to substantially increase our allowance, which would have an adverse affect on our results of operations and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion of our allowance for loan and lease losses.

Economic Risk – Sustained weakness in the real estate market, reduced business activity, high unemployment, instability in the financial markets, less available credit and lack of confidence in the financial sector, among other factors, have adversely affected the Company and the financial services industry in general over the last two years. A sustained period of high unemployment or further deterioration in national or local business or economic conditions could result in, among other things, a further deterioration in credit quality or reduced demand for credit with a resultant negative effect on the Company’s loan portfolio and allowance for loan and lease losses. Economic factors may also continue to cause increased delinquencies and loan charge-offs, which will negatively affect our results of operations and financial condition.

Real Estate Market Risk – The commercial and residential real estate markets continue to experience extraordinary challenges. A significant amount of the Company’s loans are secured by real estate, which has declined in value. Economic factors have and may continue to cause deterioration to the value of real estate the Company uses to secure its loans. The resultant effect of the continued weakness of the economy and the deterioration of our real estate portfolio could result in additional increases in the provision for loan and lease losses, higher delinquencies and additional charge-offs in future periods that may materially affect the Company’s financial condition and results of operations.

Capital Resources and Liquidity Risk – Liquidity is a measure of whether our cash flows and liquid assets are sufficient to satisfy current and future financial obligations, such as demand for loans, deposit withdrawals and operating costs. Our liquidity position is affected by a number of factors, including the amount of cash and other liquid assets on hand, payment of interest and dividends on debt and equity instruments that we have issued, capital we inject into the Bank and dividends received from the Bank. Continued weakness or worsening of the economy, real estate markets or unemployment levels may deplete our liquid assets. If our liquidity becomes limited, it may have a material adverse effect on our results of operations and financial condition.

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

On April 16, 2010, the Company entered into a joint Consent Order with the FDIC and the IDFPR, which imposes certain restrictions on liquidity. It prohibits the payment of any dividends by the Bank to the Company without the prior written consent of both the FDIC and the IDFPR. Moreover, because the Consent Order establishes specific capital amounts to be maintained by the Bank, the Bank may not be considered better than “adequately capitalized” for capital adequacy purposes. As an adequately capitalized institution, the Bank may not accept, renew or roll over brokered deposits without prior approval of the FDIC. In addition, other depositors, including some local government entities may not maintain their deposits at the Bank if the Bank is no longer well capitalized. At year-end December 31, 2010, the Bank had brokered time deposits totaling $32.2 million and public deposits totaling $35.0 million. The Bank has developed a liquidity plan that identifies the sources of liquidity available to meet the Bank’s contingency funding over the next twelve months.

Concentration Risk – In the Company’s loan portfolio there is a concentration of loans to the hotel industry and an overall concentration of loans secured by real estate. The general downturn in hotel occupancy rates has impacted and will continue to negatively impact borrowers’ ability to repay and consequently affect the Company’s earnings and its allowance for loan and lease losses.

The Company also has a concentration of loans that have payment schedules where only interest is collected until the loan matures. If the value of the collateral securing these loans should decrease, the Bank’s loan to collateral value will decrease to a greater extent than loans that have payment schedules requiring principal reductions.

Regulatory Risk – We are subject to extensive supervision, regulation and examination. This regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies to address not only compliance with applicable laws and regulations (including laws and regulations governing consumer credit, and anti-money laundering and anti-terrorism laws), but also capital adequacy, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. As part of this regulatory structure, we are subject to policies and other guidance developed by the regulatory agencies with respect to capital levels, the timing and amount of dividend payments, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

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

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, a sweeping financial reform bill, was signed into law. This new law will result in a number of new regulations that potentially could impact community banks. The act includes, among other things, provisions establishing a Bureau of Consumer Financial Protection, which will have broad authority to develop and implement rules regarding most consumer financial products; provisions affecting corporate governance and executive compensation at all publicly traded companies; provisions that broaden the base for FDIC insurance assessments and permanently increase FDIC deposit insurance to $250,000; and new restrictions on how mortgage brokers and loan originators may be compensated. These provisions, or any other aspects of current proposed regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities or change certain of our business practices, including our ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to our business in order to comply, and could therefore also materially adversely affect our business, financial condition and results of operations. See “Supervision and Regulation”.

Finally, any material failure to comply with the provisions of the Consent Order could result in additional enforcement actions by the FDIC as allowed by 12 U.S.C. §1818 and the IDFPR. While the Company intends to take such actions as may be necessary to enable the Bank to comply with the requirements of the Consent Order, there can be no assurance that the Bank will be able to comply fully with the provisions of the Consent Order, or that efforts to comply with the Consent Order will not have adverse effects on the operations and financial condition of the Company and the Bank.

Personnel Risk – Our success depends upon the continued service of our senior management team, their relationships with our customers and our ability to attract and retain qualified financial services personnel. Loss of key personnel could negatively impact our results of operations and financial condition through loss of their customer relationships and the potential difficulty promptly replacing officers in this competitive environment.

Interest Rate Risk – Our earnings and profitability depend significantly on our net interest income, which is the difference between the interest earned on loans and investments and the interest paid on deposits and borrowings. Since interest rates can fluctuate in response to general economic conditions and the policies of various governmental and regulatory agencies, including the Federal Reserve Board, our asset-liability management strategy may not be able to prevent changes in interest rates from having a material adverse effect on our results of operations and financial condition.

Industry Risk – We operate in a rapidly changing and intensely competitive market, with numerous competitors including other banks and insurance companies, securities dealers, trust and investment companies and mortgage bankers. Our profitability depends upon our continued success in competing in the northeast Illinois and southeast Wisconsin markets.

Operational Risk – We are subject to operations risks, including, but not limited to, an interruption or breach in security of information systems, customer or employee fraud and catastrophic failures. While we maintain a system of internal controls and insurance coverage where applicable, an event may occur that has an adverse affect on our results of operations and financial condition.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

The Bank conducts its operations through its main office and seven branches. The Company’s office is located in the main office of the Bank. All of such offices are owned by the Bank and are located in Lake County, Illinois. The Company believes that its current facilities are adequate for the conduct of its business.

The following table sets forth information relating to each of the Bank’s offices:

Main Office: 1601 North Lewis Avenue Waukegan, Illinois 60085	Trust Department: 3233 Grand Avenue Waukegan, Illinois 60085

Branches: 3233 Grand Avenue Waukegan, Illinois 60085	40220 N. Route 59 Antioch, Illinois 60002

216 Madison Street Waukegan, Illinois 60085	700 N. Sheridan Road Winthrop Harbor, Illinois 60096

5384 Grand Avenue Gurnee, Illinois 60031	1777 N. Cedar Lake Road Round Lake Beach, Illinois 60073

301 Goodnow Boulevard Round Lake, Illinois 60073

Item 3. Legal Proceedings.

Due to the nature of their business, the Company and its subsidiaries are often subject to various legal actions. These legal actions, whether pending or threatened, arise through the normal course of business and are not considered by management to be unusual or material. Management believes that any liabilities arising from these actions or proceedings would not have a material adverse effect on the Company’s business, consolidated results of operations, financial condition or cash flows.

Item 4. (Removed and Reserved).

PART II

Item5. Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Stockholder Information - The Company’s common stock is traded on the NASDAQ Capital Market under the ticker symbol NSFC. As of February 24, 2011, there were 6,500,000 common shares authorized; 4,472,255 common shares issued and 4,279,755 outstanding; held by approximately 287 registered stockholders.

Stock Price Summary - The following schedule details the quarterly high and low bid price of the Company’s common stock for the periods presented:

	2010		2009
	HIGH	LOW	HIGH	LOW
QUARTER ENDED:
March 31	$4.33	$2.50	$7.92	$1.75
June 30	3.58	.72	7.00	2.20
September 30	2.38	1.50	5.61	3.25
December 31	1.70	1.16	4.37	2.25

Cash Dividends

The Company has historically paid semi-annual dividends in June and December. However, dividends are declared at the discretion of the Board of Directors, subject to applicable legal and regulatory restrictions, and there is no guarantee that the Company will pay dividends in the future. On October 21, 2008, the Board of Directors of the Company determined that there would be no cash dividend on December 1, 2008 due to the reduced earnings of the Company in 2008, and the Company did not pay dividends on its common stock in 2009 and 2010.

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

In addition, on April 16, 2010, the Company entered into a joint Consent Order with the FDIC and the IDFPR, as further described above under “Supervision and Regulation.” The Consent Order prohibits the payment of any dividends by the Bank to the Company without the prior written consent of both the FDIC and the IDFPR.

Item 6. Selected Financial Data.

SELECTED CONSOLIDATED FINANCIAL DATA
($ 000s, except per share data)

As of or for the Year Ended December 31,	2010	2009	2008	2007	2006

INCOME STATEMENT DATA:
Interest income	$24,305	$29,338	$34,874	$38,421	$36,633
Interest expense	5,007	10,187	13,795	20,060	20,695
Net interest income	19,298	19,151	21,079	18,361	15,938
Provision for loan and lease losses	9,668	22,778	13,663	81	0
Net interest income (loss) after provision for loan and lease losses	9,630	(3,627)	7,416	18,280	15,938
Noninterest income	5,657	3,784	(6,045)	5,038	5,346
Noninterest expenses	21,649	30,153	16,929	16,830	17,303
Income (loss) before income taxes	(6,362)	(29,996)	(15,558)	6,488	3,981
Provision (benefits) for income taxes	0	5,562	(6,285)	2,100	889
Net Income (Loss)	$(6,362)	$(35,558)	$(9,273)	$4,388	$3,092

BALANCE SHEET DATA:
Cash, non-interest bearing	$5,642	$10,646	$14,108	$14,273	$19,023
Investments (1)	118,346	158,770	112,711	164,083	291,464
Loans and leases, net	366,453	413,259	470,410	431,128	366,553
All other assets	41,287	39,615	43,490	28,672	32,969
Total Assets	$531,728	$622,290	$640,719	$638,156	$710,009

Deposits	$446,551	$517,236	$500,821	$480,959	$522,596
Securities sold under repurchase agreements and other borrowings (2)	35,517	49,364	42,574	66,797	86,775
Federal Home Loan Bank advances	0	0	20,000	0	11,500
Subordinated debentures	10,310	10,000	10,000	10,000	10,000
All other liabilities	6,065	5,389	5,710	6,946	7,675
Stockholder's equity	33,285	40,301	61,614	73,454	71,463
Total Liabilities and Stockholders' Equity	$531,728	$622,290	$640,719	$638,156	$710,009

	2010	2009	2008	2007	2006
PER SHARE DATA:
Basic and diluted earnings (loss) per share	$(1.81)	$(8.94)	$(2.26)	$1.05	$0.72
Cash dividends declared	0.00	0.00	0.40	0.72	0.65
Book value (at end of year)	3.95	5.67	15.13	17.58	16.88

SELECTED FINANCIAL AND OTHER RATIOS:
Return on average assets	-1.11%	-5.55%	-1.43%	0.66%	0.44%
Return on average equity	-15.17	-53.49	-13.09	6.06	4.36
Average stockholders' equity to average assets	7.34	10.39	10.90	10.83	10.03
Tax equivalent interest spread	3.48	2.92	3.06	2.38	1.89
Tax equivalent net interest income to average earning assets	3.63	3.22	3.49	2.96	2.41
Nonperforming assets to total assets	18.00	9.77	7.44	2.33	1.57
Dividend payout ratio (3)	0.00	0.00	-17.56	68.55	89.59

(1)	Includes interest bearing deposits in other financial institutions, federal funds sold, securities available for sale and Federal Home Loan Bank and Federal Reserve Bank stock.

(2)	Securities sold under repurchase agreements and federal funds purchased.

(3)	Total cash dividends divided by net income.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of Northern States Financial Corporation's (the “Company”) financial position and results of operations and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

OVERVIEW

In 2010, the Company experienced a net loss of $6.4 million or $1.81 loss per share as compared with a net loss of $35.6 million or $8.94 loss per share in 2009.  Although still recognizing a loss of $6.4 million in 2010, this showed significant improvement over the Company’s 2009 performance.

In 2010, the economy continued to impact the Company and most financial institutions.  Housing demand weakened sharply following the expiration of the homebuyer tax credit in the spring and commercial construction was hampered by high vacancy rates.  Although improving, continued high unemployment and bankruptcy data show that possible future loan defaults are likely.  Hiring has remained weak due to uncertainty about the economy and health care costs. The Company’s nonperforming assets continued to be at high levels as the Company worked with its borrowers to find resolution to the credit problems.  In these difficult economic times, the Company made concessions to borrowers experiencing difficulties.  These loans totaling $44.1 million at year-end 2010 are classified as trouble debt restructurings.  During 2010, year-end nonperforming assets, consisting of nonaccrual loans, loans ninety days past due and still accruing, troubled debt restructurings and other real estate owned acquired through, or in lieu of, foreclosure, totaled $95.7 million, an increase of $34.9 million from year-end 2009.

The Company in determining its provisions to the allowance for loan losses for 2010 analyzed the collateral values on its collateral dependent impaired loans and discounted cash flows on its cash flow dependent impaired loans.  In addition, the Company reviewed past charge-off loan history and economic and internal factors.  As a result of this analysis, the Company recognized provisions to the allowance for loan losses totaling $9.7 million during 2010 as compared with $22.8 million during 2009, a decrease of $13.1 million.  At year-end 2010, the Company’s allowance for loan and lease losses to total loans stood at 4.77% as compared with 4.18% at year-end 2009.

Interest rates during 2010 remained at low levels and are expected to continue at these levels through 2011.  The lower interest rates assisted the Company in decreasing its costs of funds, allowing the Company to maintain its net interest income at 2009 levels despite decreased assets during 2010.

The Company’s noninterest income increased during 2010 by $1.9 million.  This increase to noninterest income was primarily due to reductions to other than temporary impairment losses on securities as the Company recognized only $659,000 of these impairments in 2010 as compared with $3.1 million in 2009.  At year-end 2010, securities which have had other than temporary impairment have a remaining book value of $163,000.  Contributing to the 2010 increase to noninterest income was a $1.2 million reduction to losses on sales of other real estate owned as the 2010 loss was $236,000 compared with $1.4 million in 2009.  The increases in 2010 to noninterest income from these factors were partially offset by gains on sales of securities which were $1.5 million less in 2010 than in 2009.

Noninterest expense for 2010 declined $8.6 million to $21.6 million as compared with $30.2 million in 2009.  This decrease is the result of no write-downs of goodwill in 2010 as compared with a one-time write-down of $9.5 million in 2009.  During 2010, declining real estate values also caused write-downs to other real estate owned of $3.8 million as opposed to only $1.7 million in 2009.

Another factor affecting the Company’s 2010’s performance was no income taxes in 2010 as compared with $5.6 million in 2009.  Per accounting rules, during 2009, the Company was required to create a deferred tax asset valuation allowance of $13.7 million that caused 2009 income tax expense despite book losses, based on uncertainties as to whether the Company could realize tax benefits. The deferred tax valuation allowance was increased to $16.3 million during 2010 as the Company was unable to recognize 2010 tax benefits.  The changes to the deferred tax asset valuation allowance were noncash events that the Company believes, with improvements to the overall economy and stabilization of future earnings, may be realized in the future.

The Company’s asset levels decreased during 2010 due to repositioning of its balance sheet.  Assets at year-end 2010 were $531.7 million, decreasing $90.6 million from year-end 2009.  Loans and leases decreased $46.5 million during 2010 due to low loan demand and as $9.5 million of nonperforming loans were charged off and $21.3 million in loans were transferred into other real estate owned as properties securing the loans were obtained through, or in lieu of, foreclosure.  Investments in securities decreased $41.6 million as the Company received scheduled principal reductions and from sales of securities during the first quarter of 2010.  The funds received from these reductions were used to provide liquidity.

The Company’s investments in overnight federal funds and short-term interest bearing accounts at banks increased a combined $1.2 million at year-end 2010 as compared with year-end 2009.

The Company’s deposits decreased $70.6 million during 2010 while borrowings declined $13.8 million.  The decrease in deposits was attributable to decreases in brokered time deposits of $62.7 million which totaled $32.2 million at year-end 2010 as compared with $94.9 million at year-end 2009. The Company may not accept or renew any brokered deposits without the consent of the FDIC.

In 2010, the Company’s subsidiary Bank entered into a Consent Order with its regulators requiring, among other items, increased Bank Board of Directors oversight, certain minimum capital levels, action plans to reduce and manage its classified assets, and restrictions on the payment of dividends without prior approval from its regulators.  At year-end 2010, the Bank believes it is addressing the items required by the Consent Order.

CRITICAL ACCOUNTING POLICIES

Certain critical accounting policies involve estimates and assumptions by management.  To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information.  These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided and future results could differ. The allowance for loan and lease losses is a critical accounting policy for the Company because management must make estimates of losses and these estimates are subject to change. Estimates are also used to determine the fair value of financial assets including the disclosures as to the carrying value of securities.

The allowance for loan and lease losses is a valuation allowance for probable incurred credit losses that is increased by the provision for loan and lease losses and decreased by charge-offs less recoveries.  Management estimates the balance for the allowance based on information about specific borrower situations, estimated collateral values, discounted cash flows and the borrowers’ ability to repay the loan.  Management also reviews past loan and lease loss experience, the nature and volume of the portfolio, environmental and qualitative factors, economic conditions and other factors which may affect the repayment of loans.  Allocations of the allowance may be made for specific loans and leases, but the entire allowance is available for any loan or lease that, in management’s judgement, should be charged-off.  Loan and lease losses are charged against the allowance when management believes the uncollectability of a loan or lease balance is confirmed.

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

Other real estate owned consists of properties securing nonperforming loans obtained through, or in lieu of, foreclosure and is initially reported at the estimated fair value based on a real estate appraisal less estimate costs to sell. Other real estate is periodically assessed for impairment and any such impairment is recognized in the current period.

The fair value of securities is based on determinations from a securities broker. On an annual basis these are validated by an independent securities valuation firm. This validation was last done at September 30, 2010 and the differences in fair value were deemed to be immaterial.

There are various contingent liabilities that are not reflected in the financial statements, including claims and legal actions arising against the Company in the ordinary course of business. These matters are not expected to have a material effect on the Company’s operating results or financial condition.

The fair value of financial instruments such as cash and cash equivalents, accrued interest receivable, advances from borrowers for taxes and insurance and accrued interest payable is estimated at carrying value. The estimated fair value for Federal Home Loan Bank stock is equal to the carrying value based on the restricted nature of the stock.

The core deposit intangible asset arose from the acquisition of First State Bank of Round Lake in January 2004. The core deposit intangible asset was initially measured at fair value and was amortized over its estimated useful life.  At year-end 2010, the core deposit intangible was fully amortized.

The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations and judgment concerning certain accounting pronouncements and federal and state tax codes.  There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings.  For financial reporting purposes, at year-end 2010 and 2009, a valuation allowance offsets deferred tax assets related to federal and state tax carryforwards and other temporary tax differences. The Company believes that tax assets and liabilities are properly recorded in the consolidated financial statements.  See Note 1, “Summary of Significant Accounting Policies” and Note 11, “Income Taxes” of the notes to the consolidated financial statements and the section entitled “Federal and State Income Taxes”.

Table 1 - Analysis of Average Balances, Tax Equivalent Yields and Rates
($ 000s)

For the Years Ended December 31,	2010			2009			2008
	Average			Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Loans and leases (1) (2) (3)	$407,536	$21,163	5.19%	$467,370	$24,498	5.24%	$471,483	$27,908	5.92%
Taxable securities (5)	101,029	3,011	3.01	96,094	4,541	4.80	120,466	6,490	5.36
Securities exempt from federal income taxes (2) (5)	5,142	302	6.04	8,778	541	6.19	11,046	685	6.15
Federal funds sold and other interest earning assets	25,490	43	0.17	32,252	31	0.10	9,434	112	1.19
Interest earning assets (5)	539,197	24,519	4.56	604,494	29,611	4.91	612,429	35,195	5.74
Noninterest earning assets	32,394			35,620			38,021
Average assets (4) (5)	$571,591			$640,114			$650,450

Liabilities and stockholders' equity
NOW deposits	$62,701	245	0.39	$50,344	273	0.54	$44,813	151	0.34
Money market deposits	52,884	276	0.52	62,970	902	1.43	66,409	1,216	1.83
Savings deposits	63,225	63	0.10	61,483	173	0.28	61,863	320	0.52
Time deposits	231,542	3,770	1.63	274,396	7,739	2.82	258,727	10,081	3.90
Other borrowings	52,270	653	1.25	62,467	1,100	1.76	83,100	2,027	2.44
Interest bearing liabilities	462,622	5,007	1.08	511,660	10,187	1.99	514,912	13,795	2.68
Demand deposits	60,960			56,389			57,386
Other noninterest bearing liabilities	6,079			5,586			7,290
Stockholders' equity	41,930			66,479			70,862
Average liabilities and stockholders' equity	$571,591			$640,114			$650,450
Net interest income		$19,512			$19,424			$21,400
Net interest spread			3.48%			2.92%			3.06%
Net yield on interest earning assets (5)			3.63%			3.22%			3.49%
Interest-bearing liabilities to earning assets ratio			85.80%			84.64%			84.08%

(1) -	Interest income on loans includes loan origination and other fees of $173,000 for 2010, $119,000 for 2009 and $210,000 for 2008.
(2) -
Interest income is adjusted by the tax equivalent adjustment amount utilizing a 34% rate on federally tax-exempt municipal loans and securities.  The tax equivalent adjustment reflected in the above table for municipal loans is approximately $112,000, $89,000 and $88,000 for the years ended 2010, 2009 and 2008, respectively.  The tax equivalent adjustment reflected in the above table for municipal securities is approximately $102,000, $184,000 and $233,000 for the years ended 2010, 2009 and 2008, respectively.

(3) -	Nonaccrual loans are included in average loans.
(4) -	Average balances are derived from the average daily balances.
(5) -
Rate information was calculated based on the average amortized cost for securities. The 2010, 2009 and 2008 average balance information includes an average unrealized gain (loss) for taxable securities of $1,092,000, $1,525,000 and ($694,000), respectively. The 2010, 2009 and 2008 average balance information includes an average unrealized gain (loss) of $140,000, $45,000 and ($92,000), respectively for tax-exempt securities. Average taxable securities includes Federal Home Loan Bank stock.

RESULTS OF OPERATIONS – YEARS ENDED DECEMBER 31, 2010 COMPARED WITH DECEMBER 31, 2009 AND DECEMBER 31, 2009 COMPARED WITH DECEMBER 31, 2008

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

The Company's net interest income for 2010, on a fully tax equivalent basis, was $19.5 million, relatively unchanged, increasing only slightly by $88,000, from $19.4 million in 2009 after decreasing $2.0 million from 2008.  The net interest spread, the difference between rates earned on interest earning assets and paid on deposits and borrowings, in 2010 was 3.48% increasing 56 basis points from 2009 after decreasing 14 basis points from 2008.  During 2010, the yields on earning assets declined 35 basis points from 2009 while rates paid on interest bearing liabilities decreased 91 basis points.

Interest income earned on loans on a fully tax equivalent basis totaled $21.2 million in 2010, a decrease of $3.3 million as compared with $24.5 million in 2009 after decreasing $3.4 million from 2008.  Average rates earned on loans in 2010 were 5.19% as compared with 5.24% in 2009 and 5.92% in 2008.  Interest rates were at low levels in 2010 as government policy maintained low short-term rates in an effort to foster growth during the current economic environment.  During 2010 and 2009, the prime lending rate remained at 3.25% as compared with 2008 when the prime lending rate began the year at 7.25% declining through several rate reductions to 3.25% at year-end 2008.  Loan yields continued to decline in 2010 as seasoned loans matured and renewed at lower rates.  Another factor that lowered average loan rates in 2010 was the increase in performing trouble debt restructured loans that totaled $44.1 million at year-end 2010.  So that the borrowers’ cash flows could support a lower payment, concessions were often made.  Table 2 attributes $226,000 of the reduced loan interest income in 2010 to lower loan rates.  In addition, the level of nonaccrual loans negatively impacted loan yields.

Lower average loan balances in 2010 also contributed to the decline of interest income generated by loans.  Average loans for 2010 were $407.5 million as compared with $467.4 million, a decrease of $59.9 million. Table 2 attributes $3.1million of the reduced loan income for 2010 to the lower volume of loan balances in 2010.

Table 1 also shows that the Company’s taxable securities averaged $101.0 million in 2010 and increased $4.9 million from $96.1 million in 2009 after decreasing from $120.5 million in 2008. In 2010, taxable securities purchased to replace matured or sold taxable securities had lower rates due to the generally lower rates in 2010.  Taxable securities earned yields of 3.01% in 2010 decreasing from yields of 4.80% in 2009 and 5.36% in 2008.  Table 3 shows that at year-end 2010, mortgage-backed securities make up 90.0% of total securities and Table 4 shows that these mortgage-backed securities yield 2.71% at year-end 2010. Management believes that expected yields on the taxable securities for 2011 will decline from 2010 levels.

Average levels of tax-exempt securities in 2010, as shown in Table 1, totaled $5.1 million, a decrease of $3.6 million from 2009 levels after decreasing to $2.2 million from 2008.  Yields on tax-exempt securities for 2010 decreased 15 basis points to 6.04% from 6.19% in 2009 as compared with 6.15% in 2008.  Although the average tax equivalent yields on the qualified bonds issued by state and political subdivisions were greater than those earned on loans during 2010, the term to maturity of these investments is greater than that on loans.  The Company must carefully consider the effect of possible changes to future interest rates when deciding the proper levels of tax exempt securities to carry in its securities portfolio. With reduced earnings, the Company must also consider the realizable tax benefits from the tax-exempt securities.

To manage its liquidity, the Company invests in federal funds sold and other short-term deposits in financial institutions.  Federal funds sold are overnight investments that the Company places (sells) to money center banks.  Average balances for federal funds sold and other interest earning assets for 2010 were $25.5 million, decreasing $6.8 million from 2009 after increasing $22.9 million from 2008. Rates earned on federal funds sold for 2010 were 0.17% as compared with 0.10% for 2009, and 1.19% for 2008.

Interest expense in 2010 was $5.0 million, decreasing $5.2 million from 2009 after decreasing $3.6 million from 2008.  As interest rates remained at low levels during 2010, the Company’s rates paid on its deposits and other borrowings such as repurchase agreements declined and reduced the Company’s cost of funds.  Rates paid on the Company’s money market accounts, savings and time deposits in 2010 declined 91, 18 and 119 basis points, respectively, from 2009 continuing a trend as rates on these deposit products had declined in 2009 compared with 2008. Rates paid on NOW deposits decreased during 2010 by 15 basis points from 2009 after increasing 20 basis points from 2008.

Rates paid on the Company’s borrowings in 2010 also declined from 2009 by 51 basis points after decreasing 68 basis points from 2008.  The levels of the Company’s average borrowings decreased $10.2 million during 2010 from 2009 continuing a trend as borrowings declined $20.6 million during 2009 from 2008.

Table 2 attributes $3.9 million of the reduced interest expense for 2010 to the lower rates paid on interest bearing liabilities in 2010 as compared with 2009 and attributes $1.3 million of the reduced interest expense for 2010 to the lower volume of interest bearing liabilities in 2010 as compared with 2009. Average levels of interest bearing liabilities declined $49.0 million in 2010 as compared with 2009 as the Company repositioned its balance sheet as average loans declined.

It is estimated that short-term interest rates will continue to be at low levels during 2011 as the Federal Reserve continues to balance monetary stimulus while monitoring inflation.

Many other factors beyond management’s control have a significant impact on changes in net interest income from one period to another.  Examples of such factors are:  (1) credit demands by customers; (2) fiscal and debt management policy of federal and state governments; (3) monetary policy of the Federal Reserve Board; and (4) changes in regulations.

Table 2 - Analysis of Changes in Interest Income and Expense
($ 000s)

For the Year Ended December 31	2010 Compared to 2009			2009 Compared to 2008
	Increase (Decrease)			Increase (Decrease)

	Total Change	Change Due To Volume	Change Due To Rate	Total Change	Change Due To Volume	Change Due To Rate
Interest Income
Loans	$(3,335)	$(3,109)	$(226)	$(3,410)	$(241)	$(3,169)
Taxable securities	(1,530)	245	(1,775)	(1,949)	(1,324)	(625)
Securities exempt from federal income taxes	(239)	(226)	(13)	(144)	(149)	5
Federal funds sold and other	12	(8)	20	(81)	90	(171)
Total interest income	(5,092)	(3,098)	(1,994)	(5,584)	(1,624)	(3,960)
Interest Expense
NOW deposits	(28)	58	(86)	122	21	101
Money market deposits	(626)	(126)	(500)	(314)	(60)	(254)
Savings deposits	(110)	5	(115)	(147)	(2)	(145)
Time deposits	(3,969)	(1,071)	(2,898)	(2,342)	580	(2,922)
Other borrowings	(447)	(161)	(286)	(927)	(437)	(490)
Total interest expense	(5,180)	(1,295)	(3,885)	(3,608)	102	(3,710)
Net interest income	$88	$(1,803)	$1,891	$(1,976)	$(1,726)	$(250)

Notes:
Rate/volume variances are allocated to the rate variance and the volume variance on an absolute basis.

Interest income is adjusted by the tax equivalent amount utilizing a 34% rate on federally tax-exempt municipal loans and securities.  The tax equivalent adjustment reflected in the above table for municipal loans is approximately $112,000, $89,000 and $88,000 for the years ended 2010, 2009 and 2008, respectively. The tax equivalent adjustment reflected in the above table for municipal securities is approximately $102,000, $184,000 and $233,000 for the years ended 2010, 2009 and 2008, respectively.

Table 3 - Securities Available For Sale
($ 000s)

December 31,	2010		2009		2008

		% of		% of		% of
		Total		Total		Total
	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio

U.S. Treasury	$1,002	1.09%	$1,006	0.75%	$1,024	0.99%
U.S. government-sponsored entities	0	0.00	0	0.00	1,038	1.01
States and political subdivisions	3,997	4.36	9,641	7.23	11,987	11.62
Mortgage-backed securities	82,648	90.00	118,729	88.99	83,055	80.48
Other bonds	20	0.02	37	0.03	2,265	2.19
Equity securities	4,163	4.53	4,008	3.00	3,825	3.71

Total securities available for sale	$91,830	100.00%	$133,421	100.00%	$103,194	100.00%

SECURITIES

The Company maintains a securities portfolio to provide liquidity, meet pledging requirements, generate a reasonable rate of return, minimize the Bank’s tax liability through the purchase of municipal securities, and minimize risk.  The relative amount of securities held in the investment portfolio is determined by the overall asset management plan for the year, long-term trends, tax considerations and earnings potential.

All securities of the Company at December 31, 2010 were classified as available for sale and the carrying values reflect the fair or market value of the securities.  The Company classifies its securities as available for sale to provide flexibility in the event that it may be necessary to sell securities to raise cash for liquidity purposes, adjust its capital position, alter its interest rate risk profile or make changes for income tax purposes.

The carrying value of the securities portfolio decreased $41.6 million to $91.8 million at year-end 2010 as compared with $133.4 million at year-end 2009 after increasing $30.2 million from year-end 2008.  In 2010, the Company used the cash flows generated from maturities, calls and principal payments on securities as well as from securities sales during the first quarter of 2010 for liquidity purposes.

Table 3 shows the Company’s various types of investments and the percentage of each type to the total portfolio for the past three year-ends.  The Company’s investment in mortgage-backed securities as a percentage of the total securities portfolio continued to grow in 2010, increasing to 90% of the portfolio as compared with 89% at year-end 2009 and 80% at year-end 2008.

The Company holds mortgage-backed securities as the yield on this type of security is generally higher than yields on U.S. Treasury notes and on issues of U.S. government-sponsored entities.  The mortgage-backed securities are generally low risk as they are either guaranteed by the U.S government or by U.S. government-sponsored entities.

Mortgage-backed securities are preferred by the Company due to expected payment streams from the mortgages underlying this type of security.  Although Table 4 shows that the contractual maturities of the mortgage-backed securities are primarily greater than 10 years, the expected average life of these securities at year-end 2010 is 5 years.  Mortgage-backed securities are expected to be paid back sooner than their contractual maturity as the mortgages underlying these securities will be reduced due to regular payments, sales of the homes securing the loans and refinancing.   At year-end 2010, interest rates remain at historic lows and, if interest rates should increase, the Company may reinvest payments received on these securities to purchase higher yielding securities.

During 2010, the Company used its securities portfolio for liquidity and capital management purposes.  During the first quarter of 2010, the Company sold $40.5 million of its securities for $41.2 million and recognized a gain of $653,000 with the cash being used for liquidity purposes.  This realized gain of $653,000 provided increased capital for the Bank and Company.  During the fourth quarter of 2010, the Company sold $62.8 million of its securities for $64.5 million and recognized a gain of $1.7 million.  The Company then purchased a like amount of securities.  The effect of the transaction was that the realized gain of $1.7 million increased capital at the Bank and Company.  This fourth quarter sale of securities contributed to the decline in securities yields at year-end 2010 to 2.83% as compared with 3.57% at year-end 2009.

During 2010, the Company recognized other than temporary impairment losses totaling $659,000 of which $645,000 was due to additional impairment of its Collateralized Debt Obligations (“CDOs”) that the Company classifies as other bonds. These CDOs had a book value of $11.6 million before becoming impaired.  During 2008 these securities became impaired as issuers of the debt underlying the CDOs defaulted or deferred their contractual payments and the Company recognized other than temporary impairment write-downs of $8.5 million.  At April 1, 2009, the Company changed its accounting treatment to comply with the new accounting guidance and had to reverse $1.6 million of 2008’s other than temporary impairment loss.  Later in 2009, other than temporary impairment losses of $3.8 million were recognized on the CDOs.  At year-end 2010, these CDOs have a remaining book value of $134,000.

During 2010, the Company recognized other than temporary impairment losses totaling $14,000 due to additional impairment of its equity investment in Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) preferred stock.  During 2008, the Company had recognized other than temporary impairment losses of $2.0 million on these equity securities as these agencies defaulted in 2008 leaving a remaining book value of $43,000 at year-end 2008.  At year-end 2010, these equity securities have a remaining book value of $29,000.

The Company pledges securities to secure public deposits, repurchase agreements and for other purposes as required or permitted by law.  At December 31, 2010, the Company had $59.0 million of its securities pledged, or 64.2% of its total securities portfolio as compared with $94.2 million or 70.6% of its securities portfolio at year-end 2009.

Holdings of securities issued by states and political subdivisions, of which, at year-end 2010, are all tax-exempt, decreased $5.6 million to $4.0 from $9.6 million at year-end 2009.  According to federal tax law, a bank is not allowed an interest deduction for the cost of deposits or borrowings used to fund most tax-exempt issues acquired after August 7, 1986.  As the Company lacked taxable income during 2010, the Company was unable to take full advantage of the interest deductions provided by tax-exempt securities issued by states and political subdivisions.  As a result of the lack of taxable income, the Company chose to let its investment in these types of securities decrease during 2010 as a portion of these securities were sold during the first quarter of 2010 and as these securities matured or were called.

The maturity distribution and average yields, on a fully tax equivalent basis, of the securities portfolio at December 31, 2010 is shown in Table 4, “Securities Maturity Schedules & Yields”.

Table 4 - Securities Maturity Schedule & Yields
( $ 000s)

Securities available for sale	Less than or equal to 1 yr.		Greater than 1 yr. and less than or equal to 5 yrs.		Greater than 5 yrs. and less than or equal to 10 yrs.		Greater than 10 yrs.		Totals
As of December 31, 2010	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield

U.S. Treasury	$1,002	0.48%	$0	0.00%	$0	0.00%	$0	0.00%	$1,002	0.48%
States and political subdivisions (1)	926	3.81	541	5.41	720	6.28	1,810	6.37	3,997	5.63
Mortgage-backed securities (2)	0	0.00	0	0.00	39	8.00	82,609	2.71	82,648	2.71
Other bonds	0	0.00	0	0.00	0	0.00	20	0.00	20	0.00
Equity securities	4,163	3.20	0	0.00	0	0.00	0	0.00	4,163	3.20

Total	$6,091	2.84%	$541	5.41%	$759	6.37%	$84,439	2.79%	$91,830	2.83%

(1) -	The yield is reflected on a fully tax equivalent basis utilizing a 34% tax rate.
(2) -	Mortgage-backed securities reflect the contractual maturity of the related instrument.

Table 5 - Loan and Lease Portfolio
($ 000s)

As of December 31,	2010	2009	2008	2007	2006

Commercial	$20,927	$31,685	$54,529	$55,763	$47,400
Real estate-construction	29,776	39,006	57,707	51,024	46,806
Real estate-mortgage 1-4 family	41,228	43,803	47,289	52,541	36,352
Real estate-mortgage 5+ family	44,021	54,986	55,302	53,159	38,735
Real estate-mortgage commercial	223,546	232,634	234,765	190,916	169,064
Home equity	23,392	26,501	26,826	24,604	25,936
Leases	442	955	2,352	4,723	5,502
Installment	1,807	2,236	2,745	3,435	4,309
Total loans and leases	385,139	431,806	481,515	436,165	374,104
Deferred loan fees	(350)	(520)	(703)	(431)	(389)
Loans and leases, net of unearned income and deferred loan fees	384,789	431,286	480,812	435,734	373,715
Allowance for loan and lease losses	(18,336)	(18,027)	(10,402)	(4,606)	(7,162)

Loans and leases, net	$366,453	$413,259	$470,410	$431,128	$366,553

Note:
The Company had no foreign loans outstanding at December 31, 2010.

LOAN AND LEASE PORTFOLIO

The Company’s loan and lease portfolio is the largest interest earning asset of the Company.  In 2010, the Company’s loans and leases provided $21.1 million of interest income, 86.6% of the interest income generated by the Company.  In 2009, interest on loans and leases accounted for 83.2% of interest income.

For purposes of this discussion, when loans are mentioned it should be taken to include leases unless specified otherwise.  As shown in Table 5, “Loan and Lease Portfolio”, loans, net of unearned income and deferred loan fees at December 31, 2010 totaled $384.8 million, decreasing $46.5 million from year-end 2009.  At December 31, 2009, loans totaled $431.3 million and decreased $49.5 million from December 31, 2008.  The Company’s lending activities relate mainly to loans to small and mid-sized businesses in the Lake County, Illinois area and adjoining areas in the surrounding counties in northeastern Illinois and southeastern Wisconsin.

Poor economic conditions during 2010, which began in 2008, affected the Company’s lending in that there was lower general demand as commercial borrowers cut back on expansion plans and sought to limit their expenses despite generally low interest rates.  Economic uncertainties, such as falling values of real estate used for collateral, have caused stricter underwriting policies to be implemented.  These factors contributed to the reductions in the Company’s loans during 2010.   Also causing decreases to the Company’s loans were net loan charge-offs of $9.4 million of nonperforming loans during 2010 and the transfer of $21.3 million in loans into other real estate owned as properties securing nonperforming loans were obtained through, or in lieu of, foreclosure.  As these conditions are expected to continue in 2011, the Company expects to see further declines to loans.

In the past, the Company attempted to collateralize commercial purpose loans by real estate whenever possible.  At December 31, 2010, over 94% of the Company’s loans were secured by real estate.  Real estate-mortgage commercial loans are loans secured by properties that are primarily nonresidential properties and include office buildings, hotels, stores, restaurants, warehouses and other commercial purpose properties.  Real estate-mortgage commercial loans decreased $9.1 million to $223.5 million at year-end 2010 compared with $232.6 million at year-end 2009 after decreasing $2.1 million as compared with year-end 2008.  At year-end 2010, real estate-mortgage commercial loans accounted for 58% of the Company’s total loan portfolio.  The Company’s real-estate mortgage commercial loans include hotel industry loans that totaled $68.5 million at year-end 2010 or 18% of total loans as compared with $72.0 million at year-end 2009. Management expects to reduce the concentration of real-estate commercial loans and hotel loans during 2011.

During 2010, the loan portfolio showed decreases of $9.2 million in real estate-construction loans to $29.8 million at year-end 2010 as compared with $39.0 million at year-end 2009.  This decline in real-estate construction loans was attributable to the economy which has severely curtailed the construction industry.  Contributing to the decline in real-estate construction loans was charge-offs of $1.8 million of construction loans.

The Company’s loans secured by 1–4 family homes declined in 2010 by $2.6 million after decreasing $3.5 million in 2009 from 2008.  The majority of real estate mortgage 1–4 family loans are for commercial purposes where residences are used to secure these loans.  These loans decreased as borrowers continued to be concerned about the economy.  It should be noted that the Company never participated in making subprime mortgages on 1–4 family homes and does not carry subprime loans in its loan portfolio.

At December 31, 2010, the Company had loans secured by residential units of 5 or more families totaling $44.0 million, decreasing $11.0 million from December 31, 2009.  The decline was attributable to $10.4 million of these loans that were transferred to other real estate owned during 2010.

The Company’s retail lending of combined home equity and installment loans declined by $3.6 million in 2010 compared with 2009 after decreasing $834,000 from 2008.  The home equity product, a revolving line of credit with a variable interest rate tied to the prime lending rate, decreased $3.1 million from year-end 2009.  The 2010 decrease came as borrowers paid down balances and $1.4 million in home equity loans were charged-off.

The Company had reductions of $10.8 million to its commercial loans not secured by real estate as year-end 2010 balances were $20.9 million as compared with year-end 2009 balances of $31.7 million.  The reduction to commercial loans came primarily from principal payments.

Lower general loan demand and stricter underwriting during 2010 and 2009 were not only reflected in decreased loan balances but also in decreased unfunded loan commitments and letters of credit at year-end 2010.  The Company’s loan commitments totaled $36.5 million at December 31, 2010, declining $22.2 million from $58.7 million at December 31, 2009.  Standby letters of credit issued by the Company also decreased to $3.2 million at year-end 2010, declining $3.3 million from $6.5 million at year-end 2009.

At December 31, 2010, the Company had loans totaling $218,000 to related parties.  Related parties are directors and officers, including their related interests, of the Company or its subsidiaries.  Commitments for loans to related parties at year-end 2010 totaled $220,000.  Loans and commitments are made to related parties at the same terms and conditions that are available to the public.

Table 5 shows the year-end balance of loans outstanding by loan purpose for each of the last five years.

MATURITY OF LOANS

Table 6, “Loan Maturity Schedule”, highlights the maturity distribution of the Company's commercial and real estate-construction loan portfolio at year-end 2010.

Table 6, shows $16.8 million in construction loans maturing in greater than one year which includes $4.1 million of nonaccrual construction loans.   Other than the nonaccrual construction loans, loans maturing in greater than one year are for commercial building projects and the construction phase of the projects are expected to be completed in less than two years.  At that time, the loans will be reclassified as real estate-mortgage commercial loans.

The short-term rate sensitivity of the commercial and real estate-construction loan portfolio to interest rate changes is reflected in the fact that approximately 46.1% of these loans are scheduled to mature within one year.

Table 6 - Loan Maturity Schedule
($ 000s)

As of December 31, 2010	Less than or equal to 1 yr.	Greater Than 1 yr. and less than or equal to 5 yrs.	Greater than 5 yrs.	Totals
Commercial	$10,422	$6,610	$3,895	$20,927
Real estate-construction	12,947	15,664	1,165	29,776
Total	$23,369	$22,274	$5,060	$50,703
Percent of total	46.09%	43.93%	9.98%	100.00%

Commercial and construction loans maturing after one year:
		Fixed Rate	$20,543
		Variable Rate	6,791
		Total	$27,334

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

NONPERFORMING ASSETS

Nonperforming assets consist of nonperforming loans and leases and other real estate owned.  For purposes of this discussion, when loans are mentioned it should be taken to include leases unless specified otherwise. As shown in Table 7, nonperforming assets at year-end 2010 were $95.7 million, increasing $34.9 million from year-end 2009.  During 2009, nonperforming assets increased by $13.2 million to $60.8 million compared with December 31, 2008 levels of $47.6 million.

Nonperforming loans are: (1) loans accounted for on a nonaccrual basis; (2) accruing loans in the process of collection that are contractually past due ninety days or more as to interest or principal payment; (3) accruing loans classified as troubled debt restructurings. Total nonperforming loans at December 31, 2010 were $71.4 million, increasing $29.8 million as compared with $41.6 million at December 31, 2009 after increasing $4.5 million from $37.1 million at December 31, 2008. Nonperforming loans totaled 18.0% of total loans at year-end 2010 as compared with 9.8% of total loans at year-end 2009. Nonperforming loans increased in 2010 as $44.1 million in loans were classified as troubled debt restructured ("TDR") as borrowers experienced financial difficulties and the Bank made concessions in order to assist borrowers in making their payments. Offsetting a portion of the gains to nonperforming loans during 2010 due to the TDRs were $21.3 million in loans transferred to other real estate owned as properties securing loans were obtained through, or in lieu of, foreclosure and as $9.5 million in loans were charged-off to the allowance for loan and lease losses.

At December 31, 2010, the Company’s nonaccrual loans, loans where interest is no longer earned and where payments received are applied to the principal balance, totaled $26.1 million.   All of these loans were secured by real estate.  The Company had $4.1 million of real estate-construction loans on nonaccrual status at December 31, 2010.  Nonaccrual loans secured by mortgages on 1-4 family residences totaled $2.6 million and mortgages on 5 or more family residences totaled $8.6 million.  There were $1.4 million of nonaccrual home equity loans.  Loans secured by commercial properties on nonaccrual status at year-end 2010 totaled $9.6 million. Included as nonaccrual loans was $621,000 in TDR loans where the borrower was unable to keep their payments current despite concessions made by the Company.

The Company’s five largest nonaccrual loan relationships at year-end 2010 totaled $18.6 million and accounted for over 70% of the Company’s nonaccrual loans.

A loan relationship secured by a hotel totaling $6.4 million at December 31, 2010 was placed on nonaccrual status in 2009 due to inadequate cash flows.  The borrower and the Company are actively seeking to sell this property. The Company has allocated $1.3 million of its allowance for loan and lease losses at year-end 2010 to this loan relationship.

Loans totaling $4.7 million classified as real estate-mortgage 5+ family secured by 3 apartment buildings and 2 mixed use apartment/commercial buildings were placed on nonaccrual status during 2010 as the borrower experienced increased vacancies and cash flow problems.  The Company has allocated $491,000 of its allowance for loan and lease losses at year-end 2010 to this loan relationship.

Loans classified as real estate-mortgage 5+ family totaling $3.9 million were placed on nonaccrual status during 2010.  The borrower is selling the units as condominiums but has had cash flow difficulties due to lack of sales.  The Company is working with the borrower in selling the units.  Due to sufficient collateral, there was no allocation of its allowance for loan and lease losses at year-end 2010 to this loan relationship.

A real estate construction loan of $2.5 million for the development of lots for residential homes was placed on nonaccrual status during 2009 due to lack of sales.  The Company has allocated $472,000 of its allowance for loan and lease losses at year-end 2010 to this loan relationship.

A loan secured by a restaurant for $1.1 million was placed on nonaccrual status in 2009.  The borrower and Company have entered into a forbearance agreement and there is currently a tenant that provides cash flows to the Company.  The Company has allocated $39,000 of its allowance for loan and lease losses at year-end 2010 to this loan.

Accrual of uncollectible income on problem loans inflates income and if recognized in an untimely fashion can have a dramatic negative impact on earnings.  Any loan meeting one of the following criteria is placed in a nonaccrual status and all related interest earned but not collected is reversed:

A.	The loan is maintained on a cash basis because of deterioration in the financial condition of the borrower.

B.	The borrower is in bankruptcy and the exposure is not fully secured and in the process of collection.

C.	Full payment of principal or interest is not expected.

D.	The loan has been in default for a period of ninety (90) days or more unless the asset is both well secured and in the process of collection.

Loans meeting any of the criteria above may be exempted from this policy if unanimously agreed upon and duly documented by the Directors Loan Committee. In general, all accrued and earned but not collected interest on an exposure placed on nonaccrual status is charged-off to income.  A loan may be returned to accrual status when at least six (6) months of timely payments have been received and there is evidence to support that the payments will continue.

The Company is attempting to work with nonaccrual borrowers to resolve the issues, but in many cases the Company may have to foreclose on the properties securing the loans.

At December 31, 2010, the Company had $1.1 million in nonperforming loans that were 90 days past due and still accruing interest as compared with $30,000 at year-end 2009. These loans were fully secured and in the process of collection.

Impaired loans at December 31, 2010 totaled $80.6 million as compared with $56.3 million at year-end 2009 and $43.8 million at year-end 2008.  The Company considers a loan impaired if it is probable that full principal and interest will not be collected within the contractual terms of the original note.  Impaired loans and leases are carried at the present value of expected cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent.  Nonaccrual loans are considered impaired.  Not all impaired loans are reported as nonperforming assets. At year-end 2010, the Company had a total of $54.4 million of impaired loans that were still accruing due to management’s analysis of the borrower's financial condition and estimated future cash flows. These accruing impaired loans consisted primarily of real estate commercial mortgage loans totaling $41.6 million and real-estate construction loans totaling $7.6 million.

Loans classified as TDRs are included as impaired loans.  Restructuring of loans is undertaken to improve the likelihood that the loan will be repaid in full under the modified terms in accordance with a reasonable repayment schedule.  All restructured loans are evaluated to determine whether the loans should be reported as a TDR.  A loan is a TDR when the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower by modifying or renewing a loan that the Company would not otherwise consider.  To make this determination the Bank must determine whether (a) the borrower is experiencing financial difficulties and (b) the Company granted the borrower a concession.  This determination requires consideration of all of the facts and circumstances surrounding the modification.  An overall general decline in the economy or some deterioration in a borrower’s financial condition does not automatically mean the borrower is experiencing financial difficulties.

Some of the factors reviewed to determine whether the borrower is experiencing financial difficulties are: 1) is the borrower currently in default on any of its debts; 2) has the borrower declared or in the process of declaring bankruptcy; or 3) absent the current modification, would the borrower more than likely default. Factors to consider in determining whether the Company has granted a concession include:  lowering the interest rate, extending the maturity date, forgiving debt, reducing accrued interest or changing the payment to interest only for an extended period of time.

A restructured loan classified as a TDR need not continue to be reported as such in calendar years after the year in which the restructuring took place if the loan yields a market rate and is in compliance with the loan’s modified terms.  In determining whether the rate is a market rate the Company considers the riskiness of the transaction, the structure of the loan, the borrower’s financial condition, financial support of the guarantor and protection provided by the collateral.  The Company also considers rates given to other borrowers for similar loans as well as what competitors are offering.  To be in compliance with the modified loan terms the borrower should demonstrate the ability to repay under the modified terms for a period of at least six months.

At December 31, 2010, the Company had $44.1 million of TDR loans, still accruing as compared with no TDR loans at year-end 2009.  This increase is indicative of the economic recession with many borrowers experiencing decreased cash flows.  Of these TDR loans at December 31, 2010, $39.8 million were secured by commercial real estate.

The largest concentration of TDRs at December 31, 2010 was to hotels totaling $28.2 million or almost 64% of total TDRs. During 2010, the Company entered into loan modification agreements with these borrowers as the hotels have been affected by lower occupancy rates that negatively impacted cash flows.  At year-end hotel TDRs were in compliance with their modified payment schedules. The Company has allocated $4.1 million of its allowance for loan and lease losses at year-end 2010 to these TDRs.

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

Another component of nonperforming assets is other real estate owned, consisting of assets acquired through loan foreclosure and repossession.  At December 31, 2010, other real estate owned totaled $24.3 million as compared with $19.2 million at December 31, 2009 and $10.6 million at December 31, 2008.  The fair value of other real estate owned is reviewed by management at least quarterly to help ensure the reasonableness of its carrying value, which is lower of cost or the fair value less estimated selling costs.

The Company’s total other real estate owned increased $5.1 million, during 2010, to $24.3 million at year-end 2010 as $21.3 million in loans were transferred from loans into other real estate owned during 2010.  Other real estate was reduced $12.4 million during 2010 as properties were sold for net proceeds of $12.1 million with losses of $236,000 recognized on the sales.  Write-downs to other real estate of $3.8 million were also recognized during 2010 due to decreases in real estate values.

At year-end 2010, the Company’s other real estate owned consisted  of $2.2 million of vacant land, $1.7 million of 1-4 family residential properties, $7.5 million of 5+ family residences and $12.9 million of commercial real estate properties.  The Company is actively seeking to sell these properties.

On December 31, 2010, the Company has one piece of property carried at $2.0 million as other real estate owned that was acquired by the Bank through the receipt of a deed in lieu of foreclosure in 1987.  The parcel consists of approximately 525,000 square feet of land overlooking Lake Michigan in Waukegan, Illinois.  During 2002 the Bank formed Northern States Community Development Corporation (“NSCDC”), a subsidiary of the Bank.  NSCDC assets consist of cash and this parcel of other real estate owned.  This subsidiary was formed for the purpose of developing and selling this parcel as part of the City of Waukegan’s lakefront development plans.

This property is a former commercial/industrial site and environmental remediation costs may be incurred in disposing of this property.  During the fourth quarter of 2010, the Company had an independent environmental consultant update its opinion as to estimated environmental remediation costs.  This updated report estimated that there were remaining costs of $73,000 to achieve acceptable levels of contaminants for commercial/industrial or restricted residential land use and to prevent migration of contaminants to adjoining off-site properties and Lake Michigan. No determination has yet been made as to the ultimate end use of the property, which would need to be approved by the City of Waukegan as part of its Lakefront Downtown Master Plan. The appraised value of the property supports the Bank’s carrying value plus the estimated remaining remediation costs and no liability has been recorded for these costs.

Table 7 - Nonperforming Assets
($ 000s)

December 31,	2010	2009	2008	2007	2006
Loans and leases:
Nonaccrual status	$26,129	$41,589	$36,624	$10,752	$8,064
90 days or more past due, still accruing	1,141	30	442	1,230	118
Troubled debt restructurings	44,092	0	0	0	1,477
Total nonperforming loans and leases	71,362	41,619	37,066	11,982	9,659
Other real estate owned	24,326	19,198	10,575	2,857	2,983
Total nonperforming assets	$95,688	$60,817	$47,641	$14,839	$12,642

Nonperforming loans and leases as a percentage of total loans and leases, net of unearned income and deferred loan fees	18.55%	9.65%	7.71%	2.75%	2.58%
Nonperforming assets as a percentage of total assets	18.00	9.77	7.44	2.33	1.78
Nonperforming loans and leases as a percentage of the allowance for loan and lease losses	389.19	230.87	356.34	260.14	134.86

Notes:
Loans and leases are placed in nonaccrual status when they are 90 days past due, unless they are fully secured and in the process of collection.

Impaired Loans - At December 31, 2010, 2009, 2008, 2007, and 2006, impaired loans totaled $80,552,000, $56,254,000, $43,756,000, $10,742,000 and $9,500,000, respectively, and include nonaccrual loans.

At December 31, 2010 and 2009, impaired loans included $54,422,000 and $14,665,000 of accruing loans, respectively, where it is probable that all payments will not be received in accordance with the contractual agreements.

PROVISION TO THE ALLOWANCE FOR LOAN AND LEASE LOSSES

During 2010, the Company had a provision to the allowance for loan and lease losses (“ALLL”) of $9.7 million, a decrease of $13.1 million from $22.8 million during 2009 which increased from $13.7 million in 2008.  The provision for 2010 decreased significantly due to 1) decreases to nonperforming loans, 2) decreases to the total loan portfolio, and 3) much of the impairment on impaired loans was already recognized during 2009. The ALLL to total loans at year-end 2010 was 4.8% as compared with 4.2% at year-end 2009.

The ALLL represents one of the most significant estimates in the Company’s financial condition.  Accordingly, the Company endeavors to provide a comprehensive and systematic approach for determining management’s current judgment about the credit quality of the loan portfolio.

At the end of each quarter, or more frequently if warranted, the Company analyzes its loan portfolio to determine the level of ALLL needed to be maintained.  This analysis results in a prudent, conservative ALLL that falls within an acceptable range of estimated credit losses.  The ALLL covers estimated credit losses on individually evaluated loans that are determined to be impaired as well as estimated credit losses inherent in the remainder of the loan portfolio.

Senior management and other lenders review all Watch, Substandard and Nonaccrual credits to determine if a loan is impaired.  For loans that are individually evaluated and determined to be impaired, the Company calculates the amount of impairment based on whether repayment of the loan is dependent on operating cash flow or on the underlying collateral.  The decision of which method to use is determined by looking at a number of factors, including the size of the loan and other available information.  If the loan is to be repaid primarily from the operating cash flow from the borrower, the impairment analysis calculates the present value of the expected future cash flows discounted at the loan’s effective interest rate and compares the result to the recorded investment.  Collateral-dependent loans are measured against the fair value of the collateral less the costs to sell.

The remaining unimpaired loan portfolio is segmented into groups based on loan types having similar risk characteristics.  Estimated loan losses for these groups are determined using an average 2 year historical loss experience for 2010.  This differed from the 1 year historical loss experience used in 2009, a 3 year historic loss experience in 2008 and a 5 year historic loss experience used in 2007 and 2006.  This change for 2010 was made to be more indicative of the current operating environment.  The estimated loan losses for these groups are then adjusted for other environmental and qualitative factors the Company deems significant which may affect the repayment of the loans.

Each of the environmental and qualitative factors is assigned a “high” or “low” risk factor.  This determination is made by senior management based on their judgment of the factor’s overall impact on the historical loss experience.  An adjustment factor is then chosen from a predetermined range based on whether the trend is improving, stable, moderating or weakening.

The ALLL required under each scenario is then summarized to determine if provisions are needed.

As shown in Table 8, “Analysis of the Allowance for Loan and Lease Losses”, during 2010 there were net charge-offs of $9.4 million compared with $15.2 million in 2009 and $7.9 million in 2008.

When there exists a serious doubt as to the borrower’s ability to fully repay principal or interest, the probable loss is promptly assessed and charged against the ALLL.  It is the Bank’s policy to administer and pursue charged-off borrowers with the same diligence as other loans.  Charging-off an exposure is an accounting entry and does not affect the borrower’s obligation to repay the indebtedness.  Administration of charged-off exposure is governed by maximization of recoveries and borrowers will be pursued until, in the opinion of management, future costs of collection exceed probable future recoveries.

Table 8 also indicates the types of loans charged-off and recovered for the five years from 2006 through 2010 as well as each year's provision.  The table shows that the largest loan charge-offs during those years were in 2009.

The Company's allocation of the ALLL is illustrated in Table 9 and shows $11.9 million allocated to real estate-mortgage commercial loans at year-end 2010 of which $6.6 million was specifically allocated to impaired real estate-mortgage commercial loans.  Table 9 shows $2.8 million allocated to real estate-construction loans at year-end 2010, as $11.7 million or over 39% of the Company’s total real estate-construction loans were considered to be impaired. The allocation for commercial loans at year-end 2010 totaled $1.0 million as compared with $516,000 at year-end 2009.  The allocation for real estate-mortgage 5+ family loans at year-end 2010 totaled $1.0 million as compared with $799,000 at year-end 2009.

It should be noted that negative changes to the collateral value or events that may disrupt the borrowers’ expected cash flows might require additional provisions.

Based upon management's analysis, the allowance for loan and lease losses at December 31, 2010 is adequate to cover probable incurred loan losses.

Table 8 - Analysis of the Allowance for Loan and Lease Losses
($ 000s)

Years ended December 31,	2010	2009	2008	2007	2006

Balance at beginning of year	$18,027	$10,402	$4,606	$7,162	$10,618
Charge-offs:
Commercial	(361)	(8,487)	(2,788)	(265)	(2,145)
Real estate-construction	(1,800)	(465)	(1,682)	(10)	(0)
Real estate-mortgage 1-4 family	(0)	(546)	(2,045)	(0)	(0)
Real estate-mortgage 5+ family	(680)	(6)	(0)	(0)	(0)
Real estate-mortgage commercial	(4,919)	(5,278)	(0)	(349)	(1,391)
Home equity	(1,391)	(500)	(1,540)	(0)	(0)
Leases	(306)	(829)	(0)	(2,000)	(0)
Installment	(33)	(23)	(65)	(69)	(31)
Total charge-offs	(9,490)	(16,134)	(8,120)	(2,693)	(3,567)
Recoveries
Commercial	125	28	216	7	75
Real estate-construction	0	942	0	0	0
Real estate-mortgage 1-4 family	0	4	33	0	30
Real estate-mortgage 5+ family	0	0	0	0	0
Real estate-mortgage commercial	0	0	0	34	0
Home equity	0	0	2	0	0
Leases	0	0	0	0	0
Installment	6	7	2	15	6
Total recoveries	131	981	253	56	111
Net charge-offs	(9,359)	(15,153)	(7,867)	(2,637)	(3,456)
Additions charged to operations	9,668	22,778	13,663	81	0
Balance at end of year	$18,336	$18,027	$10,402	$4,606	$7,162

Allowance as a % of total loans and leases net of unearned income and deferred loan fees	4.77%	4.18%	2.16%	1.06%	1.92%

Net charge-offs during the year to average loans and leases outstanding during the year	2.30%	3.24%	1.67%	0.68%	0.89%

Table 9 - Allocation of the Allowance for Loan and Lease Losses
($ 000s)

December 31,	2010		2009		2008		2007		2006
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans

Commercial	$1,013	5.43%	$516	7.34%	$2,390	11.32%	$1,314	12.78%	$2,481	12.67%
Real estate-construction	2,842	7.73	2,591	9.03	1,178	11.98	325	11.70	214	12.51
Real estate-mortgage 1-4 family	988	10.71	725	10.14	1,382	9.82	347	12.05	276	9.72
Real estate-mortgage 5+ family	1,025	11.43	799	12.74	817	11.49	322	12.19	171	10.35
Real estate-mortgage commercial	11,977	58.04	12,138	53.87	4,198	48.76	2,047	43.77	1,787	45.20
Home equity	468	6.07	1,241	6.14	367	5.57	148	5.64	117	6.93
Leases	0	0.12	0	0.22	9	0.49	43	1.08	2,043	1.47
Installment	23	0.47	17	0.52	61	0.57	60	0.79	73	1.15
Total	$18,336	100.00%	$18,027	100.00%	$10,402	100.00%	$4,606	100.00%	$7,162	100.00%

NONINTEREST INCOME

Noninterest income totaled $5.7 million in 2010, increasing $1.9 million compared with $3.8 million in 2009.  The Company primarily generates noninterest income from service charges and from trust operations.  It also recognizes as noninterest income gains or losses from sales of securities and other real estate owned and net other than temporary impairment losses on securities.  Other operating income consists of miscellaneous fees from loans, mortgage banking activities, safe deposit box rentals and ATM and debit card transactions.

Noninterest income increased in 2010, primarily as net other than temporary impairment losses on securities, a component of noninterest income, decreased compared with 2009.  These losses were only $659,000 during 2010 compared with $3.1 million in 2009 increasing 2010’s noninterest income by $2.4 million.  The net other than temporary impairment losses during 2010 and 2009 and $8.5 million of 2008’s losses came primarily from issues involving Collateralized Debt Obligations (“CDO”s) that the Company classifies as other bonds.  The 2010 net other than temporary impairment losses on the CDOs were $645,000 which were due to defaults and deferral of payments and the declining financial condition of the financial institutions and insurance companies that issued the debt underlying the securities. During 2010, the Company also recognized other than temporary impairment losses totaling $14,000 due to impairment of its equity investments in FNMA and FHLMC preferred stock in addition to the $2.0 million impairment recognized on the preferred stock in 2008.  At year-end 2010, the CDOs and equity securities have a combined remaining book value of $163,000.

Another factor increasing 2010’s noninterest income was decreased losses on the sale of other real estate owned.  Losses of $236,000 were recognized on other real estate owned sales in 2010 as compared with losses of $1.4 million during 2009.

Offsetting these increases to noninterest income were decreases to gains on the sale of securities of $1.5 million in 2010 as compared with 2009.  In 2010, the Company received proceeds of $105.7 million from the sale of securities and recognized gains of $2.4 million as compared with proceeds of $74.3 million and gains of $3.9 million in 2009.  If interest rates should increase during 2011, it is expected that the Company will recognize no gains on the sale of securities in 2011.

Service fees on deposits also declined $324,000 to $2.1 million in 2010 as compared with $2.4 million in 2009.  Overdraft fee income declined $240,000 in 2010 as compared with 2009 as new government regulations went into effect during 2010 limiting overdraft charges due to debit card transactions.  Checking and NOW account service charges also declined in 2010 by $62,000.

Noninterest income in 2009 increased $9.8 million to $3.8 million as compared with a $6.0 million loss in 2008.  Noninterest income increased in 2009, primarily as net other than temporary impairment losses on securities decreased $7.4 million to $3.1 million during 2009 compared with $10.5 million during 2008.  Another factor increasing 2009’s noninterest income from 2008’s was gains on the sale of securities of $3.9 million in 2009 compared to gains of only $40,000 in 2008. Other operating income also increased by $120,000 during 2009 from 2008 as debit card fee income increased.

Offsetting these increases to noninterest income in 2009 as compared with 2008 were losses on the sale of other real estate owned of $1.4 million during 2009 as compared with no gains or losses during 2008.  During 2009, the Company sold a luxury home that had been valued at $5.9 million for $4.2 million, recognizing a $1.7 million loss on the sale.  Service fees on deposits also declined $176,000 to $2.4 million in 2009 as compared with $2.6 million in 2008 as overdraft fee income and retail account service charges declined.

NONINTEREST EXPENSES

In 2010, total noninterest expenses were $21.6 million, decreasing by $8.5 million from 2009 or 28.2%.  As a percent of average assets, noninterest expenses were 3.79% in 2010, 4.71% in 2009, and 2.60% in 2008.

The efficiency ratio, noninterest expenses divided by the sum of net interest income and noninterest income, is frequently used as an indicator of how well a financial institution manages its noninterest expenses.  A ratio of less than 50.0 percent is often used as a benchmark for financial institutions in considering whether noninterest expenses are well managed.  The Company’s efficiency ratio was 86.7% in 2010 compared with 131.5% in 2009 and 112.6% in 2008.

The decrease of $8.5 million to noninterest expenses in 2010 as compared with 2009 was primarily the result of no write-downs of goodwill in 2010 as compared with one-time write-downs of goodwill of $9.5 million in 2009.  Also contributing to the decline in noninterest expenses were decreases in salaries and employee benefits of $703,000 in 2010, a 9.1% decrease, as executive salaries were reduced during 2010 and the number of employees declined by 8 to 129 at year-end 2010 as compared with by 137 at year-end 2009. Legal expenses declined by $417,000 during 2010 as litigation involving nonperforming assets decreased.  Other operating expenses for 2010 declined $473,000 from 2009 as management worked diligently to control costs.

Offsetting some of the 2010 decreases to noninterest expenses were increases to write-downs to other real estate owned and audit and other professional fees.  Write-downs of other real estate owned increased $2.1million to $3.8 million in 2010 as compared with $1.7 million in 2009 due to continued declines in real estate values.  Audit and other professional expenses increased $370,000 in 2010 as the Company engaged consultants to assist the Bank in meeting the requirements of the Consent Order entered into with the bank regulators on April 16, 2010 and of the compliance memorandum of understanding (“MOU”) entered into with the regulators on October 20, 2010.

Comparing 2009 with 2008, noninterest expenses were $30.2 million in 2009, increasing by $13.2 million from 2008.  The increase was primarily the result of the $9.5 million write-down of the Company’s goodwill.  The write-down of goodwill was a one-time accounting, non tax deductible and non cash transaction with no affect on regulatory capital or liquidity.  Falling real estate prices caused increases of $1.7 million to write-downs to other real estate owned in 2009 over 2008.  Another factor having an impact was increases to FDIC insurance that increased $1.2 million in 2009 as compared with 2008 as economic conditions required the FDIC to increase premiums and initiate a special assessment.  Due to the increases to nonperforming assets, legal expenses also showed increases in 2009 over 2008 by $815,000.

FEDERAL AND STATE INCOME TAXES

The Company recognized no income tax benefit in 2010 despite having an operating loss before income taxes of $6.4 million.  Per accounting rules, the Company in 2010 continued to book tax benefits as deferred taxes with a corresponding offset increasing the deferred tax asset valuation allowance without recognizing a tax benefit on the income statement due to uncertainties as to the realization of these benefits.  In 2010, the Company’s tax benefit was calculated to be $2.6 million which increased the deferred tax asset valuation allowance to $16.3 million at year-end 2010.

During 2009, the Company recognized income tax expense of $5.6 million on an operating loss before income taxes of $30.0 million.  The Company created a deferred tax asset valuation allowance of $13.7 million in 2009 due to uncertainties as to the realization of these benefits.  The creation of the deferred tax asset valuation increased 2009 income tax expense by $13.7 million and was a noncash event.

The Company recognized an income tax benefit of $6.3 million in 2008 due to a net operating loss before taxes of $15.6 million.

The Company had pretax earnings of interest on U.S. Treasury and U.S. government-sponsored entity securities totaling $10,000 in 2010 and $72,000 in 2009, which were nontaxable for state income tax purposes as compared with $1.3 million in 2008.  The Company has significantly reduced its portfolio of U.S. government-sponsored entity securities in 2010 and 2009 and as a consequence, interest earned from this source has decreased.  This was done as the Company had net operating losses for state tax purposes and was unable to fully realize the benefits from this source of income.  It is expected that the Company’s nontaxable income for state tax purposes will continue to be at these levels in future years until the Company begins to generate state taxable income.  Existing state tax credits begin to expire in 2021.

Qualified interest on loans to local political subdivisions and on qualified state and local political subdivision securities are nontaxable for federal income tax purposes.  Interest earned on local political subdivisions, nontaxable for federal income tax purposes, totaled $200,000 in 2010, $357,000 in 2009 and $452,000 in 2008.  The Company has in the past purchased qualified state and political subdivision securities from local governmental units in order to assist its local communities as well as for tax planning purposes.  As the Company did not generate taxable income during 2010 and 2009, the Company was unable to take full advantage of the interest deductions provided by tax-exempt securities issued by states and political subdivisions.  Due to this decrease in taxable income, the Company lowered its investments in these types of securities during 2010 and 2009 and it is expected that nontaxable income for federal income tax purposes from these securities will further decline in 2011.

Table 10 -  Maturity or Repricing of Assets and Liabilities
($ 000s)

		Subject to Repricing Within
December 31, 2010	Balances	Immediate to 90 Days	90 Days to 180 Days	180 Days to 365 Days	1 - 3 Years	3 - 5 Years	5 Years or Greater
Assets:
Interest bearing deposits in financial institutions	$18,142	$18,142	$0	$0	$0	$0	$0
Federal funds sold	6,573	6,573	0	0	0	0	0

Securities:
U.S. Treasury	1,002	0	1,002	0	0	0	0
State & political subdivisions	3,997	116	0	810	263	278	2,530
Mortgage-backed securities (1)	82,648	0	0	0	0	0	82,648
Other bonds (2)	20	0	0	0	0	0	20
Equity securities (3)	5,964	5,964	0	0	0	0	0

Loans and leases:
Commercial	20,927	4,136	1,870	3,740	3,498	3,789	3,894
Real estate-construction	29,776	17,941	824	1,649	7,898	299	1,165
Real estate-mortgage 1-4 family	41,228	6,083	2,139	4,279	15,846	5,715	7,166
Real estate-mortgage 5+ family	44,021	1,369	2,533	5,065	19,532	8,867	6,655
Real estate-mortgage commercial	223,546	41,151	10,194	20,389	113,172	22,466	16,174
Home equity	23,392	12,840	62	125	9,530	835	0
Leases	442	358	0	0	84	0	0
Installment	1,807	31	115	231	865	501	64
Total Interest Earning Assets	$503,485	$114,704	$18,739	$36,288	$170,688	$42,750	$120,316

Liabilities:
NOW accounts	$58,815	$58,815	$0	$0	$0	$0	$0
Money market accounts	53,056	53,056	0	0	0	0	0
Savings	63,137	63,137	0	0	0	0	0
Time deposits, $100,000 and over	97,227	23,635	30,549	37,355	5,477	211	0
Time deposits, under $100,000	80,792	28,380	20,888	20,545	10,679	300	0
Time deposits, brokered	32,183	11,944	7,543	12,696	0	0	0
Securities sold under repurchase agreements	35,517	28,017	3,400	4,100	0	0	0
Subordinated debentures	10,310	10,310	0	0	0	0	0
Total Interest Bearing Liabilities	$431,037	$277,294	$62,380	$74,696	$16,156	$511	$0

Excess Interest Earning Assets (Liabilities)		$(162,590)	$(43,641)	$(38,408)	$154,532	$42,239	$120,316
Cumulative Excess Interest Earning Assets (Liabilities)		(162,590)	(206,231)	(244,639)	(90,107)	(47,868)	72,448
Cumulative Interest Rate Sensitivity Ratio (4)		0.41	0.39	0.41	0.79	0.89	1.17

Notes:
1)	Mortgage-backed securities reflect the time horizon when these financial instruments are subject to rate change or maturity.

2)	Other bonds reflect the time horizon when these financial instruments are subject to rate change or maturity.

3)	Equity securities includes Federal Home Loan Bank (FHLB) stock.

4)	Cumulative interest-earning assets divided by cumulative interest bearing liabilities.

This table does not necessarily indicate the impact of general interest rate movements on the Company's net interest income because the repricing of certain assets and liabilities is discretionary and is subject to competition and other pressures.  As a result, assets and liabilities indicated as repricing within the same period may in fact reprice at different times and at different rate levels.

Table 11 - Time Deposits, $100,000 and Over Maturity Schedule
($ 000s)

As of December 31, 2010	Less than or equal to 3 mos.	Greater than 3 mos. and less than or equal to 6 mos.	Greater than 6 mos. and less than or equal to 12 mos.	Greater than to 12 mos.	Total

Time deposits, $100,000 and over:
Retail deposits	$11,667	$10,678	$8,197	$3,959	$34,501
Corporate deposits	7,498	17,221	27,324	1,729	53,772
Public fund deposits	4,470	2,650	1,834	0	8,954
Total time deposits, $100,000 and over	$23,635	$30,549	$37,355	$5,688	$97,227

Note:
The Company has no foreign banking offices or deposits.

CASH FLOWS AND LIQUIDITY

The statement of cash flows shows the Company’s sources and uses of cash.  The three major activities of the Company that create cash flows are operating, investing and financing.

Cash flows from operating activities come primarily from net losses, which are adjusted to a cash basis. Net cash from operating activities in 2010 was $9.1 million, above accrual basis net loss by $15.4 million.  This was primarily due to non cash provisions for loan and lease losses of $9.7 million, write-downs of other real estate owned of $3.8 million and net decreases to other assets of $2.5 million.  Net cash from operating activities in 2009 was $4.7 million, above accrual basis net loss by $40.3 million due to non cash provisions for loan and lease losses of $22.8 million, net deferred tax adjustments of $7.7 million, write-down of goodwill of $9.5 million, and net impairment losses on securities of $3.1 million.  Net cash from operating activities in 2008 was above accrual basis net loss by $16.7 million due the non cash provision for loan losses of $13.7 million and impairment losses on securities of $10.5 million that were partially offset by deferred tax benefits of $6.6 million.

Major cash flows from investing activities come from securities available for sale, loans, other real estate owned and property and equipment transactions.  During 2010, the Company had net cash inflows from investing activities of $71.4 million as securities were sold; loan balances decreased; and other real estate owned was sold.  The Company had incoming cash flows of $105.7 million from the sale of securities and $27.4 million from maturities, calls and payments on securities which were partially offset by purchases of securities of $89.4 million.  As loan balances declined in 2010, the Company had cash inflows from the loan principal reductions of $16.0 million.  The Company also received cash in 2010 of $12.1 million from the sale of other real estate owned.

There were net cash outflows of $12.3 million for investing activities during 2009 as the Company used cash of $142.1 million for the purchase of securities during 2009.  This outflow of cash was partially offset by incoming cash flows from maturities and sales of securities of $107.5 million, decreases to loans from maturities and payment of loans of $16.2 million and proceeds from the sale of other real estate owned of $6.8 million.

During 2008, net outflows of cash from investing activities was $21.1 million as loans were funded for $60.7 million and securities of $67.4 million were purchased. These outflows were partially offset by maturities and sales of securities that created incoming cash flows of $108.9 million.

Primary financing activities of the Company that create cash flows are deposits, repurchase agreements, borrowings, payment of dividends, purchase of treasury stock and selling stock. The Company had net outgoing cash flows from financing activities of $84.3 million during 2010.  The outgoing cash flows were caused by decreases to deposits of $70.7 million and repurchase agreements of $13.8 million as the Company repositioned its balance sheet.

During 2009 the Company had net incoming cash flows from financing activities of $19.9 million.  In February 2009, the Company issued preferred stock as it participated in the Treasury Department’s TARP capital purchase program and received $17.2 million in proceeds.  The Company also had incoming cash flows during 2009 from increases to deposits of $16.4 million and repurchase agreements of $6.8 million.  Partially offsetting the 2009 incoming cash flows were cash outflows of $20.0 million for net repayments on its Federal Home Loan Bank advances.

The Company had net incoming cash flows from financing activities during 2008 of $11.9 million as the Company had net increases in Federal Home Loan Bank advances of $20.0 million and increases to deposits of $19.9 million.  These cash inflows were partially offset by cash outflows of $24.2 million as securities sold under repurchase agreements declined.

The timing of these cash flows do not always match and the Company must use liquidity management to provide funds to fill the gaps in these timing differences.  Liquidity management at the Bank involves the ability to meet the daily cash flow requirements of depositors wanting to withdraw funds and borrowers’ needs for credit.

The Company’s liquidity is measured by the ability to raise funds through deposits, borrowed funds, capital, cash flow from the repayment or maturities of loans and securities available for sale and net profits.   Liquidity is primarily managed through the growth of deposits and by liquid assets such as cash and due from banks less any reserve requirements, securities available for sale less any pledged securities and federal funds sold.  Asset and liability management is the process of managing the balance sheet to achieve a mix of earning assets and liabilities that maintains an acceptable interest rate risk profile while attaining a desired level of profitability.  An important part of the overall asset and liability management process is providing adequate liquidity.

As required by the Consent Order, Bank management has developed a liquidity plan that identifies the sources of liquid assets available to meet the Bank’s contingency funding over the next twelve months.  This liquidity plan looks at the Bank’s ability to meet the cash flow requirements of customers and other operating needs and seeks to manage liquidity to meet these requirements.

The Consent Order also restricts payments of dividends from the Bank to the Company and as such conserves liquidity at the Bank.  Dividends from the Bank are needed to fund the dividend payments to the Company’s preferred and common stockholders and the interest payments on its subordinated debentures.   Due to this restriction and other factors, it is expected that during 2011 the Company will continue to suspend dividend payments on its Series A Preferred Stock issued under the TARP Capital Purchase Program and there will be no dividends to common stockholders in 2011.  Also, the Company will continue to defer interest payments on its subordinated debentures.  The dividends payable on the Series A Preferred Stock totaled $1.2 million and the interest payments payable on the subordinated debentures totaled $510,000 at December 31, 2010.

Liquid assets for the Company were $55.5 million at December 31, 2010 as compared with $64.4 million at December 31, 2009.  Liquid assets consist of cash and due from banks, federal funds sold, interest bearing deposits in financial institutions with maturities less than 90 days, unpledged securities available for sale less reserve requirements and nominal cash reserves.  As part of the liquidity policy, management reviews the Bank’s liquidity ratio daily.  The liquidity ratio is the net liquid assets divided by total deposits.  At December 31, 2010, this internally calculated ratio at the Bank was 14.2 percent, compared with 13.6 percent at year-end 2009 and the Bank’s target of 20.00 percent.

In its liquidity plan, the Bank considers federal funds sold, interest bearing deposits in banks and securities available for sale, particularly those of shorter maturities, as principal sources of liquidity.  Federal funds sold at December 31, 2010 were $6.6 million as compared with $20.8 million at December 31, 2009. Short-term interest bearing deposits totaled $18.1 million at December 31, 2010 increasing $15.3 million from $2.8 million at December 31, 2009 as the Company earns higher yields on these deposits than on federal funds sold while continuing to maintain liquidity.  The Company classifies all of its securities as available for sale, which increases the Company's flexibility to meet liquidity requirements by increasing its repurchase agreement balances or by selling the unpledged securities.  At year-end 2010, the Company had securities available for sale carried at $91.8 million of which $59.0 million were pledged to secure public deposits and repurchase agreements.  Securities available for sale totaled $133.4 million at year-end 2009 of which $94.2 million were pledged.

The liquidity plan considers the liquidity provided by scheduled principal payments of loan customers as well as estimated anticipated payoffs of loans as the Bank attempts to lower its concentrations to the hotel industry.  The Bank expects to receive liquidity from loan principal payments of approximately $3.0 million per month.

Liquidity is also made available from scheduled maturities of securities. At December 31, 2010, the Company has $6.1 million of securities that either mature in 2011 or were equity securities that could be sold to provide liquidity.  Additional liquidity is made available from payment received on the Company’s investments in mortgage-backed securities from which the Company estimates principal payments of $6.4 million during 2011 from borrower payments and payoffs on the mortgages underlying these securities.

Another important source of liquidity to the Company is deposits.  Under the Consent Order, the Bank must limit its brokered time deposits and is not permitted to pay a rate of interest on deposit products that is more than 75 basis points above the rate applicable to the Bank’s market as determined by the FDIC. The Company anticipates that brokered time deposits, NOW accounts and public deposits may decrease from their current levels due in part to the Bank’s compliance with the Consent Order. The Bank expects that a portion of these deposit reductions will be offset by growth from core deposits to new retail and commercial customers as well as internet advertised wholesale time deposits.  The FDIC has recognized that the Bank is operating in a high rate area, which allows the Bank to use local average deposit rates as a basis for setting competitive rates on its deposits.  However, it is expected that deposits will continue to decline during the 2011 and liquidity available from this source will be limited.

Additional sources of liquidity to the Company are borrowings and securities sold under repurchase agreements.  In its liquidity plan, the Bank considers its line of credit available at the Federal Home Loan Bank of Chicago, which was $17.7 million at December 31, 2010, as a source of liquidity.  The Company has pledged loans totaling $34.0 million consisting of 1-4 family and 5+ family real estate mortgages at December 31, 2010 as security for potential borrowings the Company may incur by drawing on the line of credit at the Federal Home Loan Bank of Chicago.  Additional funds from an available line of credit secured by cash at an independent bank at December 31, 2010 totaling $10.0 million may also supplement the Company’s ability to meet any funding needs.

Securities sold under repurchase agreements amounted to $35.5 million and $49.4 million at December 31, 2010 and 2009, respectively.  At December 31, 2010, all repurchase agreements mature or reprice within one year.  Securities sold under repurchase agreements are offered through either an overnight repurchase agreement product or a term product with maturities from 7 days to one year.

DEPOSITS

The Bank as a commercial banking company provides traditional deposit services to retail, corporate and public entities.  These include demand deposit checking accounts, NOW, money market, savings and time deposit accounts.  The deposit function solidifies the Bank’s identity to the communities it serves and provides the foundation for future growth.

The Dodd–Frank Wall Street Reform and Consumer Protection Act was signed into law by President Barack Obama on July 21, 2010.  The Act permanently raised the FDIC insurance coverage to $250,000 per depositor. It also provides unlimited FDIC insurance coverage of noninterest-bearing transaction accounts through December 31, 2012.

Deposits at the Bank were impacted by the Consent Order the Bank entered into with the regulators on April 16, 2010.  Since the Bank is under this Consent Order it is considered “adequately capitalized” even if it exceeds the levels of capital set forth in the Order.  As such the Bank may not accept or renew brokered deposits without the prior approval of the FDIC.  Brokered deposits include deposits with rates of interest that are more than 75 basis points above the rate applicable to the Bank’s market as determined by the FDIC. The FDIC has determined that the State of Illinois is considered a high deposit rate area and consequently the Bank is able to offer deposit rates within 75 basis points of its local market average.

At year-end 2010, the Bank’s deposits totaled $446.6 million, a decrease of $70.6 million or 13.7% from year-end 2009 deposit totals of $517.2 million.  Deposits decreased as loans and securities available for sale declined during 2010 and the Company repositioned its balance sheet.  The decline in deposits was primarily from decreases of $62.7 million to brokered time deposits at year-end 2010 as compared with year-end 2009 as the Bank complied with the Consent Order.

Retail deposits totaled $279.3 million at December 31, 2010 compared with $308.0 million at year-end 2009 decreasing $28.7 million.  Retail deposits as a percentage of total deposits were approximately 63% at year-end 2010 as compared with 60% at year-end 2009 and 61% at year-end 2008.

Much of the Bank’s loan portfolio is to commercial customers and the Bank provides these customers with deposit products. Commercial deposits totaled $54.9 million at December 31, 2010, decreasing $2.4 million from year-end 2009. The decrease is attributable to commercial depositors needing funds for business purposes due to the weakened economy. Commercial deposits as a percentage of total deposits were approximately 12% at year-end 2010 as compared with 11% at year-end 2009 and 13% at year-end 2008.

The Bank’s main office and two of its branches are located in the local county seat and the Bank has traditionally had deposit relationships with local public entities.  Public deposits have decreased $21.8 million to $35.0 million at year-end 2010 as compared with $56.8 million at year-end 2009 after increasing $26.0 million from $30.8 million at year-end 2008.  Public deposit balances often fluctuate based on the municipalities liquidity needs as well as interest rates paid.  The Bank must often pledge securities for its public entity deposits.  Since the Bank is under a Consent Order it is considered “adequately capitalized”.  Depending on the municipality and their internal policies, this change in capital designation for the Bank may have contributed to the decreased public deposits in 2010.

During 2010, interest rates were generally lower and the Bank continued to price its time, savings and money market deposit product rates at the midpoint of local market rates.  This strategy was successful as illustrated in Table 1, which shows that time deposit rates in 2010 averaged 1.63%, decreasing 119 basis points from 2.82% in 2009 after decreasing 108 basis points from 2008.  The Company’s total cost for interest bearing liabilities averaged 1.08%, decreasing 91 basis points from 1.99% in 2009 after decreasing 69 basis points from 2008.

The Company lowered its brokered time deposits by $62.7 million to $32.2 million at year-end 2010 from $94.9 million at year-end 2009. The Company has two types of time deposits classified as brokered time deposits; wholesale brokered time deposits and CDARS time deposits.

Wholesale brokered time deposits are time deposits placed by a broker from depositors outside of the Company’s geographic area.  In order to meet the terms of the Consent Order the Company decreased its wholesale brokered deposits during 2010. The Company’s wholesale brokered time deposits totaled $21.0 million at year-end 2010, a reduction of $26.6 million from $47.6 million at year-end 2009. The Company expects these wholesale brokered time deposits to decrease further in 2011 as they mature.

 CDARS time deposits, also classified as brokered time deposits, are Bank customer time deposits of $250,000 or greater that allow the depositor to increase their FDIC insurance coverage over the FDIC limits. The Bank trades portions of the customers’ time deposits with other independent financial institutions across the country to accomplish this.  The effect is that it allows large time deposit customers to have their entire time deposit balances fully FDIC insured.  At year-end 2010 the Bank had $11.2 million of CDARS brokered time deposits, a decrease of $36.1 million from $47.3 million at year-end 2009 as it complied with the Consent Order.  During the fourth quarter of 2010, the Bank received the FDIC’s consent to renew or accept new CDARS brokered deposits through February 8, 2011 for certain Bank customers not to exceed $20.0 million.

For liquidity purposes, the Bank began to open wholesale internet time deposits in 2010. The rates offered on the internet time deposits were within the Consent Order requirements and are generally comparable to rates paid on local deposits.  These internet time deposits totaled $48.6 million at year-end 2010.

Core deposits are those retail and commercial demand, NOW, money market and savings accounts that have generally lower interest costs and are considered more stable.  Total core deposits at year-end 2010 totaled $208.5 million, decreasing $8.4 million or 4.75% from $216.9 million at year-end 2009.  Core retail and commercial NOW accounts and money market accounts showed decreases in 2010 of $3.7 million and $10.4 million, respectively as interest rates declined on these products. Core retail and commercial demand deposits showed growth of $4.0 million in 2010 while core retail and commercial savings increased $1.7 million.

The Company had related party deposits totaling $8.5 million at December 31, 2010.  The deposits from related parties were issued at the same terms and conditions that were offered to other customers.

SECURITIES SOLD UNDER REPURCHASE AGREEMENTS
AND OTHER SHORT-TERM BORROWINGS

Securities sold under repurchase agreements (repurchase agreements) and other short-term borrowings during 2010 have continued to be an alternative to time deposits as a source of funds.  The Company offers repurchase agreements as a term product and an overnight product in which customers may invest their excess funds.  At December 31, 2010, the Company had balances of $35.5 million of repurchase agreements where the securities had a carrying value of $39.1 million.

Most municipalities, other public entities and some other organizations require that their funds are insured or collateralized.  Commercial depositors also find the collateralization of repurchase agreements attractive as an alternative to time deposits.  Repurchase agreements provide a source of funds and do not increase the Company's reserve requirements with the Federal Reserve Bank or create an expense relating to FDIC insurance.  Management expects to continue to offer repurchase agreements as an alternative to deposits in the future.

The Company experienced a $13.8 million decrease to its repurchase agreements at year-end 2010 compared with year-end 2009 after a $6.8 million increase at year-end 2009 as compared with year-end 2008. Repurchase agreements declined in 2010 as the Company repositioned its balance sheet as loans and securities available for sale declined.

At year-end 2010, the Company has the ability to borrow up to $10.0 million from an available line of credit secured by cash at an independent bank.  The Company’s borrowings in federal funds purchased were negligible in both 2010 and 2009.

The Company had some short-term borrowings from the Federal Home Loan Bank of Chicago during the first quarter of 2010.  The maximum amount the Company had drawn on their line of credit was $14.0 million and was repaid by March 31, 2010.  At year-end 2010, the Company had availability of $17.7 million of borrowings from the Federal Home Loan Bank.  The Company’s Federal Home Loan Bank term advance borrowings averaged $1.7 million in 2010 and $10.9 million in 2009.

Table 12 - Securities Sold Under Repurchase Agreements
($ 000s)

At or for the Year Ended December 31,	2010	2009	2008

Average daily balance outstanding during the year	$40,217	$41,532	$48,724
Weighted average interest rate during the year	0.66%	1.43%	2.03%
Maximum amount outstanding	$46,044	$49,364	$74,767
Balance at end of year	35,517	49,364	42,574
Weighted average interest rate at end of year	0.44%	0.71%	1.71%

Table 13 - Capital Standards
($ 000s)

As of December 31, 2010:

Qualifying for Tier I Capital:
Common stock	$1,789
Preferred stock	16,768
Warrants	681
Additional paid-in capital	11,584
Retained earnings	13,250
Treasury stock, at cost	(9,280)
Trust preferred securities	10,000
Total Qualifying for Tier I Capital	$44,792

Qualifying for Tier II Capital:
Total Qualifying Tier 1 Capital	$44,792
Allowance for loan losses - qualifying portion	5,039
Total Qualifying for Tier II Capital	$49,831
Total Average Net Fourth Quarter Assets	$552,529

Risked-based Assets	Total	Risked-based
Zero percent risk weighting	$113,503	$0
Twenty percent risk weighting	14,596	2,919
Fifty percent risk weighting	69,921	34,961
One hundred percent risk weighting (1)	351,914	351,914
Total Risk-weighted Assets	$549,934	$389,794
(1) Includes off-balance sheet items

Minimum Capital Requirements	$	%
Tier I Capital to Net Average Fourth Quarter Assets
Required	$22,101	4.00%
Actual	44,792	8.11

Capital to Risk-based Assets:
Tier I:
Required	$15,592	4.00%
Actual	44,792	11.49
Tier II:
Required	$31,183	8.00%
Actual	49,831	12.78

CAPITAL & REGULATORY MATTERS

Capital is important to the Company as it provides a basis for future growth and provides a base to absorb any financial setbacks that might be encountered.

Total stockholders’ equity was $33.3 million at December 31, 2010, decreasing $7.0 million from year-end 2009.  The Company’s net loss of $6.3 million and accrual for dividends on the preferred stock of $893,000 for 2010 were partially offset by a $239,000 increase to accumulated other comprehensive income relating to the decline to unrealized losses on securities available for sale, net of deferred tax.  The book value of the Company’s outstanding common stock at December 31, 2010 was $3.95 per share, compared with $5.67 at December 31, 2009.

Regulatory statutory capital guidelines require that the amount of capital increase with the amount of risk inherent in a company's balance sheet and off-balance sheet exposures.  Minimum statutory capital requirements for Tier I capital to average assets and Tier I capital to risk weighted assets are that they must both be above 4.00%.  As shown in Table 13, at December 31, 2010, the Company’s Tier I capital to average assets was at 8.11% and Tier I capital to risk-weighted assets was at 11.49%, both more than twice the amount of statutory capital necessary. The minimum statutory requirement for Tier II capital to risk based assets is a minimum of 8.00%, while the Company’s capital for this ratio was 12.78% or more than 1.5 times the statutory amount necessary.

The Bank’s Tier I capital to average assets ratio and the total capital to assets ratio, on a risk adjusted basis, were 8.34% and 13.08%, respectively, at December 31, 2010, above the capital levels required by the Consent Order of 8.00% and 12.00%, respectively.

At the Company’s annual meeting of stockholders held on May 21, 2009, the stockholders approved the 2009 Restricted Stock Plan (“Plan”).  The goal of the Plan is to promote the Company’s long-term financial success, increase stockholder value and enhance our ability to attract and retain employees and directors.  The Plan authorizes the issuance of up to 400,000 shares of the Company’s common stock, which is approximately 10 percent of the Company’s total shares currently issued and outstanding, in connection with incentive compensation awards.  Shares of the Company’s common stock issued under the Plan as awards may consist of treasury shares or authorized and unissued shares not reserved for any other purpose. Awards under the Plan may be made to directors and employees of both the Company and its subsidiaries and may consist of restricted stock with associated voting rights and the right to receive dividends.   Awards may also be issued as restricted stock units not having voting rights or the right to receive dividends until the terms of the award are satisfied and shares of the Company’s common stock are actually issued; however, dividends may be credited to a restricted stock unit award.  The terms and conditions of each award will be set forth and described in an award agreement between the Company and the participant.  No awards have been issued under the Plan as of year-end 2010.  Subsequent to 2010, 207,500 shares of common stock were granted to directors, employees and officers of the Company and Bank under the Plan.  The related expense for 2011 of these restricted stock awards will be approximately $240,000.

During January 2009, the Company’s stockholders approved an amendment to the Certificate of Incorporation allowing the Company to issue preferred stock in conjunction with the Company’s application in late 2008 with the United States Department of the Treasury (“Treasury Department’) to participate in the Troubled Asset Relief Program (“TARP”) Capital Purchase Program.  During January 2009, the Company received approval from the Treasury Department for TARP funds in the amount of $17.2 million and these funds were received by the Company in February 2009.  These funds provided additional liquidity to the Company and were considered components of Tier I capital.  Under the terms of the TARP Capital Purchase Program the Company issued 17,211 shares of preferred stock to the Treasury Department having a dividend of 5.0% on the $17.2 million.  In addition, the Company also issued 584,084 stock warrants allowing the Treasury Department to purchase the Company’s common stock at a price of $4.42 per share according to the TARP agreement.

Following a review of the Company by the Federal Reserve Bank of Chicago (“Federal Reserve”), the Board of Directors of the Company adopted a Board Resolution dated November 17, 2009 concerning the Company’s conservation of financial resources.

The Board Resolution provides an understanding among the Federal Reserve and the Company, that the Company’s Board of Directors will obtain written approval from the Federal Reserve prior to: (i) paying dividends to common or preferred stockholders (ii) increasing holding company level debt or subordinated debentures issued in conjunction with trust preferred securities obligations (iii) paying interest on subordinated debentures (iv) repurchasing Company stock.

In response, in November 2009, the Company notified the U.S. Treasury Department (“Treasury”) of its intent to suspend its dividend payments on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”). The suspension of the dividend payments is permissible under the terms of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”), but the dividend is a cumulative dividend and failure to pay dividends for six dividend periods would trigger board of director appointment rights for the holder of the Series A Preferred Stock. While dividends are being deferred on the preferred stock issued under the TARP Capital Purchase Program, the Company may not pay dividends on its common stock.  The Company expects to suspend its sixth dividend payment in February 2011 and in January 2011 the Company agreed to allow a Treasury observer to attend its board of directors meetings.

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

On April 16, 2010, the Bank’s Board of Directors, management, the Federal Deposit Insurance Corporation (“FDIC”) and the Illinois Department of Financial and Professional Regulation (“IDFPR”) entered into a Consent Order.  Various items required of the Bank, as agreed to under the Consent Order, are described in Note 21- “Consent Order” in the notes to the condensed consolidated financial statements.

Because the Consent Order establishes specific capital amounts to be maintained by the Bank, the Bank may not be considered better than “adequately capitalized” for capital adequacy purposes, even if the Bank exceeds the levels of capital set forth in the Consent Order. At December 31, 2010, the Bank continued to exceed the capital levels established by the FDIC and the IDFPR in the Consent Order.

As an adequately capitalized institution, the Bank may not accept, renew or roll over brokered deposits without prior approval of the FDIC.  Brokered deposits also include deposits with rates of interest that are more than 75 basis points above the rate applicable to the Bank’s market as determined by the FDIC.  As of December 31, 2010, 7.2 percent of the Bank’s deposits were brokered deposits.  The Bank believes it will be able to find alternative funding sources for these brokered deposits as they mature.  Replacement funding sources for the maturing brokered deposits include, among other sources: the growth of core deposits from current and new retail and commercial customers; internet wholesale time deposits; scheduled repayments on existing loans; and the possible sale of investment securities.  The Bank has received a designation by the FDIC that the Bank is operating in a high rate area, which allows the Bank to use local average deposit rates as a basis for setting competitive rates on its deposits.

Any material failure to comply with the provisions of the Consent Order could result in additional enforcement actions by the FDIC as allowed by 12 U.S.C. §1818 and the IDFPR. While the Company intends to take such actions as may be necessary to enable the Bank to comply with the requirements of the Consent Order, there can be no assurance that the Bank will be able to comply fully with the provisions of the Consent Order or that efforts to comply with the Consent Order will not have adverse effects on the operations and financial condition of the Company and the Bank.

Management and the Board of Directors are committed to complying with the terms of the Consent Order, and have already taken, and continue to take, numerous steps to address these matters.  The Bank reports to the FDIC and the IDFPR quarterly regarding its progress in complying with the provisions included in the Consent Order.  Compliance with the terms of the Consent Order will be an ongoing priority for management of the Bank.   See also Note 22-“Management Plans” to the condensed consolidated financial statements included herein.

In July 2010, Congress enacted regulatory reform legislation known as the Dodd-Frank Wall Street Reform and Consumer Protection Act, which the President signed into law on July 21, 2010. The Act permanently raised the FDIC insurance coverage to $250,000 per depositor. It also provides unlimited FDIC insurance coverage of noninterest-bearing transaction accounts through December 31, 2012. This new law broadly affects the financial services industry by establishing a framework for systemic risk oversight, creating a resolution authority, mandating higher capital and liquidity requirements, requiring banks to pay increased fees to regulatory agencies and containing numerous other provisions aimed at strengthening the sound operation of the financial services sector. Many aspects of the law are subject to further rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact to the Company or across the industry.

Following a compliance examination of the Bank performed by the FDIC, the Board of Directors of the Bank approved and signed on October 20, 2010, a memorandum of understanding (“MOU”) concerning the Bank’s compliance program and deficiencies identified during the examination of the Bank.  As a part of the MOU, the Board has committed to enhance its compliance management system, internal compliance audit program and increase the compliance training of the Bank’s staff.

Management believes that the MOU will not have a material impact on the Company’s operating results or financial condition and that, unless the Bank fails to adequately address the concerns of the FDIC, the MOU will not constrain the Company’s business.  Management is committed to resolving the issues addressed in the MOU as promptly as possible, and had already taken numerous steps to address these matters prior to executing the MOU.

The Company is currently negotiating a Written Agreement with the Federal Reserve Bank of Chicago.  Under the proposed terms of the Written Agreement, the Company expects to agree to:  (i) serve as a source of strength to the Bank; (ii) abstain from paying any dividends, redeeming any stock or incurring any debt without Federal Reserve approval; (iii) adopt a capital plan; (iv) provide the Federal Reserve with cash flow projections on a quarterly basis; (v) notify the Federal Reserve of the proposed addition of any individual to the Board of Directors or the employment of any individual as a senior executive officer of the Company before such addition or employment becomes effective; and (vi) provide progress reports to the Federal Reserve concerning the Company’s compliance with the Written Agreement.  Until this Written Agreement is finalized, the Company will continue to comply with the Board Resolution dated November 17, 2009.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The Company has contractual obligations that may not appear on the balance sheet.  The largest of these off-balance sheet obligations is commitments to make loans or extend credit through standby letters of credit.  At year-end 2010 the Company had commitments to make loans of $36.5 million as compared with $58.7 million at year-end 2009 and $83.4 million at year-end 2008.  Letters of credit totaled $3.2 million at December 31, 2010 as compared with $6.5 million at December 31, 2009 and $7.8 million at December 31, 2008.  Many of these commitments expire without being used.  Table 14 presents the Company’s significant fixed and determinable contractual obligations by payment date.  The payment amounts in Table 14 represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts or similar carrying amount adjustments.

Table 14 - Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements
($ 000s)

As of December 31, 2010	One year or less	Greater than one year and less than or equal to three years	Greater than three years and less than or equal to five years	Greater than five years	Total

Long-term debt
Subordinated debentures	$0	$0	$0	$10,310	$10,310
Time deposits	193,535	16,156	511	0	210,202

Other contractual obligations
Standby letters of credit	3,210	0	0	0	3,210

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

Evaluating a financial institution’s exposure to changes in interest rates includes assessing both the adequacy of the management processes used to control interest rate risk and the organization’s quantitative level of exposure.  When assessing the interest rate risk management process, the Company seeks to ensure that appropriate policies, procedures, management information systems and internal controls are in place to maintain interest rate risk at prudent levels.  Evaluating the quantitative level of interest rate risk exposure requires the Company to assess the existing and potential future effects of changes in interest rates on its consolidated financial condition, including capital adequacy, earnings and liquidity.

Proper interest rate risk evaluation must include active board of director and senior management oversight and a comprehensive risk-management process that effectively identifies, measures, and controls interest rate risk.  Several techniques might be used by an institution to minimize interest rate risk. Such activities fall under the broad definition of asset/liability management.

One approach used by the Company is to periodically analyze the matching of assets and liabilities by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring the Bank's interest rate sensitivity "gap".

An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period.  The interest rate sensitivity gap is defined as the difference between the amount of interest earning assets maturing or repricing within a specific time period and the amount of interest bearing liabilities maturing or repricing within that same time period.  A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities and a gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets in a given time frame.  During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. The Company's gap position is illustrated in Table 10, “Maturity or Repricing of Assets and Liabilities”.

Rate sensitivity varies with different types of interest earning assets and interest bearing liabilities.  Rate sensitivity on loans tied to the prime rate differs considerably from long-term investment securities and fixed rate loans.  Time deposits are usually more rate sensitive than savings accounts.  Management has portrayed savings accounts and NOW accounts as immediately repriceable in Table 10, because of management's ability to change the savings and NOW account interest rate.  As interest rates change, however, market conditions may allow rates on savings accounts and NOW accounts to remain stable or may change to a lesser extent than rates on other types of deposits.  It is highly unlikely that rates would further decline on savings accounts as the average rate paid in 2010 was 0.10%.

Table 10 shows that at December 31, 2010, $16.7 million in time deposits mature after one year and account for 7.9% of the Company’s total time deposits. This compares with December 31, 2009 when 14.9% of time deposits matured after one year and shows a shift in customer preference to shorter time deposit maturities.

At December 31, 2010, Table 10 shows that approximately 22% of the Company’s loan portfolio floats with the prime rate or is repriceable within 90 days, approximately unchanged from December 31, 2009.  At December 31, 2010, approximately $90.0 million of variable rate loans have reached their floors and are reflected as fixed rate loans.  For example, a variable rate loan tied to the prime rate that is due in a lump sum after one year and has reached its floor would appear to reprice in Table 10 within the 1 to 3 year time frame.  If the prime rate would increase above the loan’s floor, this loan would reprice immediately, while if the prime rate decreases, this loan would not reprice until its maturity.

Securities that mature or reprice within 90 days amount to $6.1 million at year-end 2010 as compared with $6.8 million at year-end 2009 and $7.0 million at year-end 2008.  It should be noted that in Table 10, the repricing of these securities is based on the maturity date of the investments.  Mortgage-backed securities are shown in Table 10 based on their maturity date or when the security is subject to rate change if it is rate adjustable.  Table 10 does not reflect the monthly principal reductions that the Company receives on the mortgage-backed securities from payments and payoffs of the mortgages that underlie the securities.  For liquidity purposes, the Company estimates it will receive principal payments of $6.4 million on the mortgage-backed securities during 2011.  Table 10 also does not consider the call options that may be imbedded in these securities.

Table 10, shows that at December 31, 2010, the Company has cumulative excess interest earning liabilities of $245 million within the one-year time frame with a cumulative interest rate sensitivity ratio (cumulative interest-earning assets divided by cumulative interest bearing liabilities) of 0.41.  At year-end 2009, the Company had cumulative excess interest earning liabilities of $312 million within the one-year time frame with a cumulative interest rate sensitivity ratio 0.35.  The negative gap declined in 2010 as the Company shortened the repricing time frames of its interest earning assets.

Another approach used by management to analyze interest rate risk is to periodically evaluate or “shock” the Company’s base 12 month projected net interest income by assuming an instantaneous decrease and increase in rates of 1% and 2% using computer simulation.  Table 15 shows this analysis at December 31, 2010 and December 31, 2009.  The computer simulation model used to do the interest rate shocks and calculate the effect on projected net interest income takes into consideration maturity and repricing schedules of the various assets and liabilities as well as call provisions on the Company’s securities.  Current policy set by the Board of Directors limits exposure to net interest income from interest rate shocks of plus or minus 2% to plus or minus 10% of the base projected 12 month net interest income.

At December 31, 2010 the base forecasted 2010 net interest income increases $606,000 when rates are shocked upwards 2% while net interest income decreases $2.2 million for a 2% downwards rate shock.  At December 31, 2010, the percentage change from the base forecasted net interest income are within internal policy limits with the exception of the 2.00% downward rate shock which shows a 12.31% downward change to net interest income.  Management believes that it is unlikely that interest rates will decrease in the near future.

The Company can manage interest rate risk by selling existing assets, repaying certain liabilities or matching repricing periods for new assets and liabilities.  Financial institutions are subject to prepayment risk in a falling rate environment.  For example, a debtor may prepay financial assets in order to refinance obligations at new, lower rates.  The Company attempts to mitigate this risk by having prepayment penalties on fixed rate loans.  The Company also seeks to mitigate the effect on net interest income from variable rate loans by placing floors whenever possible as to how low the rate may go.  In a rising rate environment financial institutions are subject to early redemption of time deposits.  The Company attempts to mitigate this risk by having prepayment penalties on early redemptions.

Table 15 - Effect of Interest Shocks on Net Interest Income
($ 000s)

	Down 2%	Down 1%	Up 1%	Up 2%
December 31, 2010
Dollar change from base	$(2,244)	$(747)	$301	$606
Percent change from base	-12.31%	-4.10%	1.65%	3.32%

December 31, 2009
Dollar change from base	$(427)	$(17)	$(2)	$(59)
Percent change from base	-2.35%	-0.09%	-0.01%	-0.33%

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Northern States Financial Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Northern States Financial Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, cash flows and comprehensive income for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northern States Financial Corporation and subsidiaries at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 21 and 22 to the consolidated financial statements, the Corporation has suffered recurring losses from operations and is operating under a Consent Order. Management's plans in regard to these matters are described in Note 22. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Plante & Moran, PLLC

Chicago, Illinois
February 25, 2011

NORTHERN STATES FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
($ 000s)

December 31,	2010	2009

Assets
Cash and due from banks	$5,642	$10,646
Interest bearing deposits in financial institutions - maturities less than 90 days	18,142	2,760
Federal funds sold	6,573	20,788
Total cash and cash equivalents	30,357	34,194
Securities available for sale	91,830	133,421
Loans and leases	384,789	431,286
Less: Allowance for loan and lease losses	(18,336)	(18,027)
Loans and leases, net	366,453	413,259
Federal Home Loan Bank stock	1,801	1,801
Office buildings and equipment, net	9,454	9,719
Other real estate owned	24,326	19,198
Accrued interest receivable	1,751	2,203
Core deposit intangible assets	0	462
Other assets	5,756	8,033
Total assets	$531,728	$622,290

Liabilities and Stockholders' Equity
Liabilities
Deposits
Demand - noninterest bearing	$61,341	$58,001
NOW accounts	58,815	65,302
Money market accounts	53,056	60,398
Savings	63,137	61,049
Time, $100,000 and over	97,227	85,253
Time, under $100,000	80,792	92,286
Time, brokered	32,183	94,947
Total deposits	446,551	517,236
Securities sold under repurchase agreements	35,517	49,364
Subordinated debentures	10,310	10,000
Advances from borrowers for taxes and insurance	1,109	898
Accrued interest payable and other liabilities	4,956	4,491
Total liabilities	498,443	581,989

Stockholders' Equity
Common stock (Par value $0.40 per share, authorized 6,500,000 shares, issued 4,472,255 shares and outstanding 4,072,255 shares at December 31, 2010 and 2009)	1,789	1,789
Preferred stock (Par value $0.40 per share, authorized 1,000,000 shares, issued and outstanding 17,211 shares with liquidation amounts of $1,000.00 per share at December 31, 2010 and 2009)	16,768	16,641
Warrants (584,084 issued and outstanding at December 31, 2010 and 2009)	681	681
Additional paid-in capital	11,584	11,584
Retained earnings	13,250	20,632
Treasury stock, at cost (400,000 shares at December 31, 2010 and 2009)	(9,280)	(9,280)
Accumulated other comprehensive loss, net	(1,507)	(1,746)
Total stockholders' equity	33,285	40,301
Total liabilities and stockholders' equity	$531,728	$622,290

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
($ 000s, except per share data)

Years ended December 31,	2010	2009	2008

Interest income
Loans (including fee income)	$21,051	$24,409	$27,820
Securities
Taxable	3,011	4,541	6,490
Exempt from federal income tax	200	357	452
Federal funds sold and other	43	31	112
Total interest income	24,305	29,338	34,874
Interest expense
Time deposits	3,770	7,739	10,081
Other deposits	584	1,348	1,687
Repurchase agreements and federal funds purchased	264	593	1,110
Federal Home Loan Bank advances	8	52	347
Subordinated debentures	381	455	570
Total interest expense	5,007	10,187	13,795
Net interest income	19,298	19,151	21,079
Provision for loan and lease losses	9,668	22,778	13,663
Net interest income (loss) after provision for loan and lease losses	9,630	(3,627)	7,416
Noninterest income
Service fees on deposits	2,071	2,395	2,571
Trust income	794	760	798
Loss on sales of other real estate owned	(236)	(1,432)	0
Gain on sale of securities	2,390	3,908	40
Other than temporary impairment of securities	(676)	(3,794)	(10,541)
Noncredit portion of other than temporary impairment on securities	17	742	0
Other operating income	1,297	1,205	1,087
Total noninterest income	5,657	3,784	(6,045)
Noninterest expense
Salaries and employee benefits	7,036	7,739	8,082
Occupancy and equipment, net	2,386	2,330	2,433
Data processing	1,951	1,847	1,705
Legal	861	1,278	463
FDIC insurance	1,473	1,376	222
Audit and professional	1,253	883	1,263
Amortization of intangible assets	462	464	464
Printing and supplies	263	346	306
Write-down of goodwill	0	9,522	0
Write-down of other real estate owned	3,791	1,722	44
Other operating expenses	2,173	2,646	1,947
Total noninterest expense	21,649	30,153	16,929
Loss before income taxes	(6,362)	(29,996)	(15,558)
Provision for income taxes	0	5,562	(6,285)
Net loss	$(6,362)	$(35,558)	$(9,273)
Contractual dividends to preferred stockholders	893	743	0
Accretion of discount on preferred stock	127	111	0
Net loss available to common stockholders	$(7,382)	$(36,412)	$(9,273)

Basic loss per share	$(1.81)	$(8.94)	$(2.26)

Diluted loss per share	$(1.81)	$(8.94)	$(2.26)

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
($ 000s)

Years ended December 31,	2010	2009	2008

Net loss	$(6,362)	$(35,558)	$(9,273)
Other comprehensive loss, net of tax:
Unrealized gains (losses) on securities available for sale, net of tax	239	(2,223)	1,139
Comprehensive loss, net of tax	$(6,123)	$(37,781)	$(8,134)

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
($ 000s, except per share data)

Years ended December 31, 2010, 2009 and 2008	Common Stock	Preferred Stock	Warrants	Additional Paid-In Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss), Net	Total Stockholders' Equity
Balance, December 31, 2007	$1,789	$0	$0	$11,584	$66,983	$(7,202)	$300	$73,454
Net loss					(9,273)			(9,273)
Purchase of 105,850 shares of common stock as treasury stock						(2,078)		(2,078)
Cash dividends ($ .40 per share)					(1,628)			(1,628)
Unrealized net gain on securities available for sale							1,139	1,139
Balance, December 31, 2008	1,789	0	0	11,584	56,082	(9,280)	1,439	61,614
Net loss					(1,457)			(1,457)
Issuance of preferred stock and warrants		16,530	681					17,211
Accrued dividend on preferred stock					(98)			(98)
Accretion of preferred stock discount issued		20			(20)			0
Unrealized net loss on securities available for sale							(735)	(735)
Balance, March 31, 2009	1,789	16,550	681	11,584	54,507	(9,280)	704	76,535
Adjustment for change in accounting from adoption of new accounting pronouncement (see Note 2)					962		(962)	0
Balance, April 1, 2009	1,789	16,550	681	11,584	55,469	(9,280)	(258)	76,535
Net loss					(34,101)			(34,101)
Accrued dividend on preferred stock					(645)			(645)
Accretion of preferred stock discount issued		91			(91)			0
Unrealized net loss on securities available for sale							(1,488)	(1,488)
Balance, December 31, 2009	1,789	16,641	681	11,584	20,632	(9,280)	(1,746)	40,301
Net loss					(6,362)			(6,362)
Accrued dividend on preferred stock					(893)			(893)
Accretion of preferred stock discount issued		127			(127)			0
Unrealized net gain on securities available for sale							239	239
Balance, December 31, 2010	$1,789	$16,768	$681	$11,584	$13,250	$(9,280)	$(1,507)	$33,285

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ 000s)

Years ended December 31,	2010	2009	2008

Cash flows from operating activities
Net loss	$(6,362)	$(35,558)	$(9,273)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	674	632	544
Gain on sales of securities	(2,390)	(3,908)	(40)
Net impairment loss on securities	659	3,052	10,541
Provision for loan and lease losses	9,668	22,778	13,663
Write-down of other real estate owned	3,791	1,722	44
Deferred loan fees	(170)	(183)	272
Deferred tax expense (benefit)	0	7,736	(6,561)
Net losses on sale of other real estate owned	236	1,432	0
Write-down of goodwill	0	9,522	0
Amortization of intangible assets	462	464	464
Net change in interest receivable	452	131	750
Net change in other assets	2,461	(2,549)	(1,784)
Net change in interest payable and other liabilities	(428)	(533)	(1,181)
Net cash provided from operating activities	9,053	4,738	7,439
Cash flows from investing activities
Proceeds from maturities, calls and principal repayments of securities available for sale	27,408	33,248	100,626
Proceeds from sales of securities available for sale	105,697	74,283	8,240
Purchases of securities available for sale	(89,418)	(142,128)	(67,396)
Purchases of Federal Home Loan Bank Stock	0	(44)	(312)
Change in loans made to customers	16,047	16,239	(60,698)
Property and equipment expenditures	(409)	(435)	(1,262)
Improvements to other real estate owned	(34)	(243)	(281)
Proceeds from sale of other real estate owned	12,140	6,783	0
Net cash provided (used in) from investing activities.	71,431	(12,297)	(21,083)
Cash flows from financing activities
Net increase (decrease) in:
Deposits	(70,685)	16,415	19,862
Securities sold under repurchase agreements and other short-term borrowings	(13,847)	6,790	(24,223)
Advances from borrowers for taxes and insurance	211	(113)	(55)
Proceeds from Federal Home Loan Bank advances	0	10,000	70,000
Repayment of Federal Home Loan Bank advances	0	(30,000)	(50,000)
Net proceeds from issuance of preferred stock	0	17,211	0
Purchases of treasury stock	0	0	(2,078)
Dividends paid on preferred stock	0	(418)	0
Dividends paid on common stock	0	0	(1,628)
Net cash provided (used in) in financing activities	(84,321)	19,885	11,878
Net change in cash and cash equivalents	(3,837)	12,326	(1,766)
Cash and cash equivalents at beginning of year	34,194	21,868	23,634
Cash and cash equivalents at end of year	$30,357	$34,194	$21,868

Supplemental disclosures
Cash paid/received during the year for
Interest paid	$5,463	$10,745	$15,071
Income taxes paid	0	0	2,130
Income tax refunds received	1,543	2,446	120
Noncash investing activities
Transfers made from loans to other real estate owned	21,261	18,317	7,481
Noncash accrual of preferred dividends	893	325	0

The accompanying notes are an integral part of these consolidated financial statements.

Northern States Financial Corporation

Notes to the Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts of Northern States Financial Corporation (“Company”), its wholly owned subsidiaries, NorStates Bank (“Bank”) and NorProperties, Inc. (“NorProp”) and NorStates Bank’s wholly-owned subsidiaries, Northern States Community Development Corporation (“NSCDC”).  NorProp was formed during the fourth quarter of 2008 to purchase nonperforming assets of the Bank which NorProp manages and disposes. NSCDC was formed in 2002 and the Bank contributed a parcel of the other real estate owned and cash to this entity.  XPC LLC was formed during 2009 to make collections on a charged off relationship and was dissolved in 2010 upon completion of its purpose.    Significant intercompany transactions and balances are eliminated in consolidation.

Nature of Operations:  The Company’s and the Bank’s revenues, operating income and assets are primarily from the banking industry.  Loan customers are mainly located in Lake County, Illinois and surrounding areas of northeastern Illinois and southeastern Wisconsin and include a wide range of individuals, businesses and other organizations.  A major portion of loans are secured by various forms of collateral, including real estate, business assets, consumer property and other items. A portion of the Company’s real estate-mortgage commercial loans represents hotel industry loans that totaled $68.5 million at year-end 2010.

Use of Estimates:  To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information.  These estimates and assumptions affect the amounts reported in the financial statements and the disclosure provided, and future results could differ. The allowance for loan and lease losses, fair value of other real estate owned, fair value of financial instruments, valuation of deferred tax assets and status of contingencies are particularly subject to change.

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

Declines in fair value of securities below their cost that are other than temporary are reflected as realized losses.  In estimating other than temporary impairment losses, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) the discounted value of expected future cash flows, and (4) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

Federal Home Loan Bank Stock:  The Company as a member of the Federal Home Loan Bank of Chicago (“FHLB”) is required to maintain an investment in the capital stock of the FHLB.  There is no ready market for the stock and it does not have any quoted market value.  The stock is redeemable at par by the FHLB and is, carried at cost and periodically evaluated for impairment.  The Company records dividends in income on the dividend declaration date.  In October 2007, the FHLB entered into a consensual cease and desist order with its regulator, the Federal Housing Finance Board (“Finance Board”), which prohibits capital stock repurchases and redemptions without approval of the Finance Board, and requires certain capital ratios.  FHLB does not expect the order to impact any products or services offered to its members.

At acquisition, the Company recorded FHLB stock at cost. The FHLB stock is periodically assessed to determine impairment and any such impairment will be recognized in the period identified.  During 2010, the Company assessed its FHLB stock for impairment.  This assessment reviewed the financial condition and credit rating of the FHLB.  This assessment also considered the imputed value of the services available to the Company from the FHLB as the result of the Company’s ownership of FHLB stock. At year-end 2010, it was concluded that the Company’s investment in FHLB was not impaired.

Note 1 – Summary of Significant Accounting Policies (Continued)

Loans and Leases:  Loans and leases are reported at the principal balance outstanding, net of deferred loans fees and costs and the allowance for loan and lease losses.  Interest income is reported on the accrual method and includes amortization of deferred loan fees over the loan term

Nonaccrual Loans:   Accrual of uncollectible income on problem loans inflates income and if recognized in an untimely fashion can have a dramatic negative impact on earnings.  Any loan meeting one of the following criteria is placed in a non-accrual status and all related interest earned but not collected is reversed:

A.	The loan is maintained on a cash basis because of deterioration in the financial condition of the borrower.

B.	The borrower is in bankruptcy and the exposure is not fully secured and in the process of collection.

C.	Full payment of principal or interest is not expected.

D.	The loan has been in default for a period of ninety (90) days or more unless the asset is both well secured and in the process of collection.

Loans meeting any of the criteria above may be exempted from this policy if unanimously agreed upon and duly documented by the Directors’ Loan Committee.

Interest received on nonaccrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status.  Loans may be returned to accrual status when at least six months of timely payments have been received and there is evidence to support that payments will probably continue.

Troubled Debt Restructuring:  Restructuring of loans is undertaken to improve the likelihood that the loan will be repaid in full under the modified terms in accordance with a reasonable repayment schedule.  All restructured loans are evaluated to determine whether the loans should be reported as a Troubled Debt Restructure (“TDR”).  A loan is a TDR when the Bank, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower by modifying or renewing a loan that the Bank would not otherwise consider.  To make this determination the Bank must determine whether (a) the borrower is experiencing financial difficulties and (b) the Bank granted the borrower a concession.  This determination requires consideration of all of the facts and circumstances surrounding the modification.  An overall general decline in the economy or some deterioration in a borrower’s financial condition does not automatically mean the borrower is experiencing financial difficulties.

A restructured loan classified as a TDR need not continue to be reported as such in calendar years after the year in which the restructuring took place if the loan yields a market rate and is in compliance with the loan’s modified terms.  In determining whether the rate is a market rate the Bank considers the risk of the transaction, the structure of the loan, the borrower’s financial condition, financial support of the guarantor and protection provided by the collateral.  The Bank also considers rates given to other borrowers for similar loans as well as what competitors are offering.  To be in compliance with the modified loan terms the borrower should demonstrate the ability to repay under the modified terms for a period of at least six months. TDRs totaled $44.1 million at year-end 2010 compared with none at year-end 2009.

Loan Rating System:  Senior management and other lenders use a loan rating system to determine the credit risks of its loan and leases with the following loan ratings:

Pass:  A Pass loan has no apparent weaknesses.

Watch:  A Watch loan has potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Bank’s credit position at some future date.  Loan collection is not in jeopardy yet, but continued adverse trends may cause it to be.  Typical characteristics of Watch assets include:  increasing debt; liquidity problems; negative trends in operating cash flow; collateral dependent with advances outside policy guidelines; and/or sporadic payment performance.

Substandard:  A Substandard loan is inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged, if any.  These loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt and have a distinct possibility that the Bank may sustain some loss if the deficiencies are not corrected.

Nonaccrual: Loans in this category have the same characteristics as those classified Substandard with the added characteristic that further erosion in the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.  The likelihood of loss is yet to be fully determined due to the borrower’s inability or refusal to provide updated financial information, appraisals or additional collateral.

Note 1 – Summary of Significant Accounting Policies (Continued)

Doubtful:  Loans in this category have the weaknesses of those classified Substandard where collection and/or liquidation in full, on the basis of currently existing conditions, is highly questionable or improbable.  Specific pending factors may strengthen credit.  Treatment as “loss” is deferred until exact status can be determined.

Loss:  Loans classified loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted.  This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless loan even though partial recovery may be affected in the future.

Allowance for Loan and Lease Losses:  The allowance for loan and lease losses (“ALLL”) is a valuation allowance for probable incurred credit losses, increased by the provision for loan and lease losses and decreased by charge-offs net of recoveries.  The ALLL represents one of the most significant estimates in the Bank’s financial condition.  Accordingly, the Bank endeavors to provide a comprehensive and systematic approach for determining management’s current judgment about the credit quality of the loan portfolio.

At the end of each quarter, or more frequently if warranted, the Bank analyzes its loan portfolio to determine the level of ALLL needed to be maintained.  This analysis results in a prudent, conservative ALLL that falls within an acceptable range of estimated credit losses.  The ALLL covers estimated credit losses on individually evaluated loans that are determined to be impaired as well as estimated credit losses inherent in the remainder of the loan portfolio.

Senior management and other lenders review all Watch and Substandard credits to determine if a loan is impaired.  A loan is considered impaired if it is probable that full principal and interest will not be collected within the contractual terms of the original note.  For loans that are individually evaluated and determined to be impaired the Bank calculates the amount of impairment based on whether repayment of the loan is dependent on operating cash flow or on the underlying collateral.  The decision of which method to use is determined by looking at a number of factors, including the size of the loan and other available information.  If the loan is to be repaid primarily from the operating cash flow from the borrower, the impairment analysis calculates the present value of the expected future cash flows discounted at the loan’s effective interest rate and compares the result to the recorded investment.  Collateral-dependent loans are measured against the fair value of the collateral less the costs to sell.

The remaining unimpaired loan portfolio is segmented into groups based on loan types having similar risk characteristics.  Estimated loan losses for these groups are determined using historical loss experience and adjusted for other environmental and qualitative factors the Bank deems significant that would likely cause estimated credit losses to differ from the group’s historical loss experience.

Allocations of the ALLL may be made for specific loans and leases, but the entire allowance is available for any loan or lease that, in management’s judgment, should be charged-off.  Loan and lease losses are charged against the allowance when management believes the uncollectability of a loan or lease balance is confirmed.

It is the Bank’s policy to administer and pursue charged-off borrowers with the same diligence as other loans.  Charging off an exposure is an accounting entry and does not affect the borrower’s obligation to repay the indebtedness.  Administration of charged-off exposure is governed by maximization of recoveries, and borrowers will be pursued until, in the opinion of management, future costs of collection exceed probable future recoveries.

Office Building and Equipment:  Land is carried at cost.  Building and related components are depreciated using the straight-line method with useful lives ranging from 7 to 40 years.  Furniture, fixtures and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 10 years.

Other Real Estate Owned:  Real estate acquired in settlement of loans is initially reported at the estimated fair value at transfer less estimated costs to sell.  After transfer, the carrying value of the real estate is reduced if the estimated fair value less estimated costs to sell declines below the carrying value of the property.  Other real estate is periodically assessed to determine impairment and any such impairment will be recognized in the period identified.

Goodwill and Other Intangible Assets:  Goodwill results from prior business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets.  During 2009, goodwill was assessed and determined to be impaired and written down completely.

The core deposit intangible arising from the First State Bank of Round Lake acquisition was measured at fair value at acquisition and was fully amortized during 2010.

Note 1 – Summary of Significant Accounting Policies (Continued)

Long-term Assets:  These assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future discounted cash flows.  If impaired, the assets are written down through earnings to the discounted amounts.

Repurchase Agreements:  Substantially all repurchase agreement liabilities represent amounts advanced by various customers.  Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.

Employee Benefits:   A profit sharing plan covers substantially all employees.  Contributions are expensed annually and are made at the discretion of the Board of Directors.  No contribution was made in 2010, 2009 and 2008.  The plan allows employees to make voluntary contributions, although such contributions are not matched by the Company.

Income Taxes:  Income tax expense is the sum of the current year income tax due or refundable and the change in deferred tax assets and liabilities.  Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities computed using enacted tax rates.  A valuation allowance, if needed, based on management’s review of positive and negative evidence to determine whether it is more likely than not able to realize the value of the deferred tax asset, is established to the amount expected to be realized.  A deferred tax asset associated with an unrealized loss on available for sale investment securities is separately evaluated by management from the Company’s other deferred tax assets.  Due to the implicit recovery of the book basis of the underlying debt securities along with management’s intent and ability to hold the security to recovery or maturity, if necessary, no valuation allowance on this specific deferred tax asset has been determined necessary.  At year-end 2010, the deferred tax asset valuation reserve totaled $16.3 million.

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

Loan Commitments and Related Financial Instruments:  Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs.  Commitments to extend credit and commercial letters of credit are agreements, with fixed expiration dates, to lend to a customer as long as there is no violation of any condition established in the contract. The Bank evaluates each customer’s credit worthiness on a case by case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the borrower.  The face amount for these items represents possible future loans.  Such financial instruments are recorded when they are funded.

Earnings per Share:  Basic earnings per share is based on weighted average common shares outstanding.  Diluted earnings per share further assumes issue of any dilutive potential common shares.

Comprehensive Income:  Comprehensive income consists of results of operations and other comprehensive income.  Other comprehensive income includes unrealized gains and losses on securities available for sale, net of deferred tax, which are also recognized as a separate component of equity.

Reclassification:  Some items in the prior year financial statements were reclassified to conform to current presentation.

Adopted Recently Issued Accounting Pronouncements:

In July 2010, FASB issued ASU No. 2010-20 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”.  The standard requires the Company to expand disclosures about the credit quality of our loans and the related reserves against them.  The additional disclosures will include details on our past due loans and credit quality indicators.  For public entities, ASU 2010-20 disclosures of period-end balances are effective for interim and annual reporting periods ending on or after December 15, 2010 and are included in Note 4 (Credit Disclosures and Allowance for Loan and Lease Losses footnote) of the financial statements.  Disclosures related to activity that occurs during the reporting period are required for interim and annual reporting periods beginning on or after December 15, 2010.  The Company will adopt the disclosures related to the activity that occurs during the reporting period beginning with our March 31, 2011 consolidated financial statements.

Note 1 – Summary of Significant Accounting Policies (Continued)

In January 2010, the FASB issued ASU No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements.”  ASU 2010-06 amends the fair value disclosure guidance.  The amendments include new disclosures and changes to clarify existing disclosure requirements.  ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements of Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The impact of ASU 2010-06 on the Company’s disclosures is reflected in Note 17 (Fair Value Measurements footnote) of the consolidated financial statements.

In January 2011, the FASB issued ASU No. 2011-1 “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.”  ASU 2011-1 temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities.  Accordingly, management has not included such disclosures in Note 4 (Credit Disclosures and Allowance for Loan and Lease Losses footnote) of the financial statements.”

Note 2 - Securities
(Table amounts in $ 000s)

Year-end securities available for sale were as follows:

	Fair	Gross Unrealized
December 31, 2010	Value	Gains	Losses

U.S. Treasury	$1,002	$1	$0
States and political subdivisions	3,997	75	(11)
Mortgage-backed securities	82,648	273	(2,738)
Other bonds	20	0	(114)
Equity securities	4,163	31	0

Total	$91,830	$380	$(2,863)

	Fair	Gross Unrealized
December 31, 2009	Value	Gains	Losses

U.S. Treasury	$1,006	$7	$0
States and political subdivisions	9,641	193	(27)
Mortgage-backed securities	118,729	207	(2,477)
Other bonds	37	0	(742)
Equity securities	4,008	0	(9)

Total	$133,421	$407	$(3,255)

Sales of securities available for sale were as follows:

	2010	2009	2008

Proceeds	$105,697	$74,283	$8,240
Gross gains	2,390	3,908	40
Gross losses	0	0	0

Contractual maturities of debt securities available for sale at year-end 2010 were as follows.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Fair Value

Due in one year or less	$1,928
Due after one year through five years	541
Due after five years through ten years	720
Due after ten years	1,830
5,019
Mortgage-backed securities	82,648
Equity securities	4,163
Total	$91,830

Securities carried at $58,956,000 and $94,156,000 at year-end 2010 and 2009, were pledged to secure public deposits, repurchase agreements and for other purposes as required or permitted by law.

The Company holds securities issued by municipalities within various states with no state's aggregate total exceeding 10% of consolidated stockholders' equity.

Included in equity securities at year-end 2010 were $4.1 million of qualified CRA investments that represents approximately 12% of consolidated stockholders' equity.

Note 2 - Securities (Continued)
(Table amounts in $ 000s)

On December 31, 2010 and 2009, the Company had 10 and 20 individual securities, respectively in an unrealized loss position.

Securities with unrealized losses at year-end 2010 and 2009 aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
December 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

States and political subdivisions	$779	$(11)	$0	$0	$779	$(11)
Mortgage-backed securities	64,332	(2,738)	0	0	64,332	(2,738)
Other bonds	0	0	20	(114)	20	(114)
Total temporarily impaired	$65,111	$(2,749)	$20	$(114)	$65,131	$(2,863)

	Less than 12 Months		12 Months or More		Total
December 31, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

States and political subdivisions	$616	$(7)	$771	$(20)	$1,387	$(27)
Mortgage-backed securities	100,181	(2,477)	0	0	100,181	(2,477)
Other bonds	0	0	37	(742)	37	(742)
Equity securities	3,965	(9)	0	0	3,965	(9)
Total temporarily impaired	$104,762	$(2,493)	$808	$(762)	$105,570	$(3,255)

Management has the intent and ability to hold these securities for the foreseeable future and the decline in fair value is largely due to increases in market interest rates subsequent to the purchase of the securities.  The fair value is expected to recover as the securities approach their maturity date.

During 2010, 2009 and 2008, the Company recognized net other than temporary impairment losses $645,000, $3,052,000 and $8,529,000, respectively on Collateral Debt Obligation securities ("CDOs") classified as other bonds.  The impairment losses on the CDOs were due to defaults and deferral of by the financial institutions and insurance companies that issued the debt underlying the securities.

The Company's investment in CDOs at year-end 2010 consisted of three securities; PreTSL XXII, PreTSL XXIV and PrsTSL XXVII.  The Company's CDOs consist of various tranches of each security with tranches having various risk factors and repayment schedules with an "A" tranche having the least risk and the "D" and "Income Notes" tranches having the highest risk.  For PreTSL XXII, the Company's tranche level is "Mezzanine Class C-2" and at year-end 2010, approximately 29.3% of the issuers of the debt underlying PreTSL XXII were in default or deferring payments on their debt as compared with 24.5% at year-end 2009.  For PreTSL XXIV, the Company’s tranche level is "Mezzanine Class D" and at year-end 2010, approximately 37.6% of the issuers of the debt underlying PreTSL XXIV were in default or deferring payments on their debt as compared with 29.4% at year-end 2009.  For PreTSL XXVII, the Company’s tranche level is "Mezzanine Class C-1" and at year-end 2010, approximately 27.1% of the issuers of the debt underlying PreTSL XXVII were in default or deferring payments on their debt as compared with 21.2% at year-end 2009.

At April 1, 2009, the Company changed its accounting treatment to comply with the new accounting guidance concerning impairment which had an effect on the Company's accounting for its CDOs. It was determined that $1,572,000 of the net other than temporary loss taken in 2008 on the CDOs was the result of noncredit related loss and as such was added back to retained earnings less the tax effect.

During 2010, the Company recognized net other than temporary impairment losses of $14,000 on its investment in preferred stock purchased during 2008 issued by the Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC").  During 2008, the Company incurred other than temporary impairment losses of $2,012,000 as these preferred stocks became impaired when these entities were placed in receivership with the U.S. Treasury.  At that time, the U.S. Treasury suspended dividend payments and began to restructure these entities.  There were no impairment losses on the FNMA and FHLMC preferred stocks during 2009.  At December 31, 2010 and 2009, the Company's carrying value of the FNMA and FHLMC preferred stocks was $29,000 and $43,000, respectively.

Note 3 - Loans
(Table amounts in $ 000s)

Year-end loan and leases were as follows:

	2010	2009
Commercial	$20,927	$31,685
Real estate-construction	29,776	39,006
Real estate-mortgage 1-4 family	41,228	43,803
Real estate-mortgage 5+ family	44,021	54,986
Real estate-mortgage commercial	223,546	232,634
Home equity	23,392	26,501
Leases	442	955
Installment	1,807	2,236
Total loans and leases	385,139	431,806
Less:
Deferred loan fees	(350)	(520)
Loans and leases, net of unearned income and deferred loan fees	384,789	431,286
Allowance for loan and lease losses	(18,336)	(18,027)
Loans and leases, net	$366,453	$413,259

Impaired loans and leases were as follows:

	2010	2009	2008
Year-end impaired loans and leases with no allowance for loan and lease losses allocated	$24,294	$20,755	$18,036
Year-end impaired loans and leases with allowance for loan and lease losses allocated	56,258	35,499	25,720
Total impaired loans and leases impaired at year-end	$80,552	$56,254	$43,756
Amount of the allowance allocated to impaired loans and leases	$10,469	$10,052	$2,898
Average unpaid principal balance of impaired loans and leases during the year	73,591	49,061	17,425
Interest income recognized on impaired loans and leases during impairment	1,596	98	101

Nonperforming loans and leases were as follows:

	2010	2009	2008
Nonaccrual loans and leases	$26,129	$41,589	$36,624
Loans and leases past due over 90 days and still accruing interest	1,141	30	442
Total nonperforming loans and leases	$27,270	$41,619	$37,066

Related parties are directors of the Company of officers of the Company or Bank with the title of Vice President or above and their related interests.  Related party loans were as follows:

2010

Total loans at beginning of year	$492
New loans	46
Repayments	(55)
Other changes	(265)

Total loans at end of year	$218

Note 3 - Loans (Continued)
(Table amounts in $000s)

The Company had pledged loans with a carrying value of $34,040,000 to the Federal Home Loan Bank of Chicago at December 31, 2010.

Real estate-mortgage commercial loans with a carrying value of $68,495,000 and $71,971,000 were made to borrowers in the hotel industry at December 31, 2010 and 2009.

At December 31, 2010 and 2009, there were approximately $103,050,000 and $121,716,000, respectively, of loans that had payment schedules where only interest is collected until the loans mature.  Of these loans, $23,068,000 and $26,501,000 consisted of home equity loans at December 31, 2010 and 2009, respectively.

There were no loans held for sale at year-end 2010.

Note 4 - Allowance for Loan and Lease Losses and Credit Disclosures
(Table amounts in $ 000s)

Activity in the allowance for loan and lease losses for the years ended December 31, 2010, 2009 and 2008 follows:

	2010	2009	2008

Balance at beginning of year	$18,027	$10,402	$4,606
Provision charged to operating expense	9,668	22,778	13,663
Loans charged off	(9,490)	(16,134)	(8,120)
Recoveries on loans previously charged off	131	981	253

Balance at end of year	$18,336	$18,027	$10,402

Below shows the allocation of the allowance for loan and lease losses by segment to loans and leases individually and collectively evaluated for impairment:

	Ending Balance: Total Loans and Leases	Loans Individually Evaluated for Impairment	Allowance for Loan Losses Allocated to Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Allowance for Loan Losses Allocated to Loans Collectively Evaluated for Impairment

Commercial	$20,927	$1,570	$614	$19,357	$399
Real estate-construction	29,776	11,711	2,070	18,065	772
Real estate-mortgage 1-4 family	41,228	5,737	441	35,491	547
Real estate-mortgage 5+ family	44,021	8,594	491	35,427	534
Real estate-mortgage commercial	223,546	51,116	6,579	172,430	5,398
Home equity	23,392	1,816	274	21,576	194
Leases	442	0	0	442	0
Installment	1,807	8	0	1,799	23

Total	$385,139	$80,552	$10,469	$304,587	$7,867

Note 4 - Allowance for Loan and Lease Losses and Credit Disclosures (Continued)
(Table amounts in $ 000s)

Below shows the age analysis of the past due loans and leases by segment and class at December 31, 2010:

	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Total Loans and Leases	Greater Than 90 Days Past Due and Still Accruing

Commercial	$20,178	$78	$158	$513	$749	$20,927	$513
Real estate- construction
1-4 family	14,234	0	0	2,886	2,886	17,120	0
Other	10,263	0	1,184	1,209	2,393	12,656	0
Real estate-mortgage 1-4 family	36,416	894	1,236	2,682	4,812	41,228	130
Real estate-mortgage 5+ family	35,426	164	0	8,431	8,595	44,021	0
Real estate-mortgage commercial
Owner occupied	65,485	749	2,181	414	3,344	68,829	0
Non-owner occupied	84,353	0	272	1,596	1,868	86,221	296
Hotel industry	62,072	0	0	6,424	6,424	68,496	0
Home equity	21,487	73	300	1,532	1,905	23,392	172
Leases	442	0	0	0	0	442	0
Installment	1,756	13	8	30	51	1,807	30

Balance at end of year	$352,112	$1,971	$5,339	$25,717	$33,027	$385,139	$1,141

The Company utilizes a loan rating system as a means of identifying problem and potential problem loans. Below shows the loan ratings of loans and leases by segment and class at December 31, 2010:

	Pass	Watch	Substandard	Nonaccrual	Doubtful	Total

Commercial	$17,470	$1,887	$1,570	$0	$0	$20,927
Real estate-construction
1-4 family	6,587	1,181	6,466	2,886	0	17,120
Other	557	9,740	1,150	1,209	0	12,656
Real estate-mortgage 1-4 family	30,356	5,135	3,185	2,552	0	41,228
Real estate-mortgage 5+ family	25,341	10,086	0	8,594	0	44,021
Real estate-mortgage commercial
Owner occupied	39,757	17,282	9,985	1,805	0	68,829
Non-owner occupied	52,509	29,034	3,378	1,300	0	86,221
Hotel industry	19,207	14,641	28,224	6,424	0	68,496
Home equity	20,783	793	457	1,359	0	23,392
Leases	358	84	0	0	0	442
Installment	1,799	0	8	0	0	1,807

Balance at end of year	$214,724	$89,863	$54,423	$26,129	$0	$385,139

Note 4 - Allowance for Loan and Lease Losses and Credit Disclosures (Continued)
(Table amounts in $ 000s)

The following table presents loans and leases by segment and class individually evaluated for impairment at December 31, 2010:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Investment Income Recognized

With no related allowance recorded:
Commercial	$35	$35	$0	$11	$0
Real estate-construction
1-4 family	1,680	1,680	0	1,756	68
Other	734	2,468	0	760	0
Real estate-mortgage 1-4 family	3,454	3,454	0	2,688	54
Real estate-mortgage 5+ family	7,172	7,172	0	5,190	0
Real estate-mortgage commercial					0
Owner occupied	2,971	2,971	0	910	10
Non-owner occupied	1,768	1,768	0	757	15
Hotel industry	5,947	5,947	0	5,440	237
Home equity	525	525	0	171	6
Leases	0	0	0	0	0
Installment	8	8	0	7	0

With an allowance recorded:
Commercial	921	1,535	614	230	5
Real estate-construction
1-4 family	5,771	7,673	1,902	4,695	63
Other	1,456	1,624	168	3,002	162
Real estate-mortgage 1-4 family	1,842	2,282	441	1,097	0
Real estate-mortgage 5+ family	931	1,422	491	9,539	0
Real estate-mortgage commercial
Owner occupied	7,391	8,369	978	3,339	50
Non-owner occupied	3,121	3,567	239	2,855	39
Hotel industry	23,339	31,677	5,362	24,929	887
Home equity	1,017	1,291	274	837	0
Leases	0	0	0	0	0
Installment	0	0	0	0	0

Total:
Commercial	$956	$1,570	$614	$241	$5
Real estate-construction	9,641	13,445	2,070	10,213	293
Real estate-mortgage 1-4 family	5,296	5,736	441	3,785	54
Real estate-mortgage 5+ family	8,103	8,594	491	14,729	0
Real estate-mortgage commercial	44,537	54,299	6,579	38,230	1,238
Home equity	1,542	1,816	274	1,008	6
Leases	0	0	0	0	0
Installment	8	8	0	7	0

Total	$70,083	$85,468	$10,469	$68,213	$1,596

Note 5 - Office Buildings and Equipment
(Table amounts in $ 000s)

Office and equipment consisted of the following at December 31, 2010 and 2009:

	2010	2009

Land	$2,895	$2,895
Office buildings and improvements	12,936	12,880
Furniture and equipment	4,650	4,798

Total cost	20,481	20,573
Accumulated depreciation	(11,027)	(10,854)

Net book value	$9,454	$9,719

Depreciation expense amounted to approximately $674,000 in 2010, $632,000 in 2009 and $544,000 in 2008.

Note 6 - Other Real Estate Owned
(Table amounts in $ 000s)

The Company carries as other real estate owned properties acquired through loan foreclosure and repossession. Year-end other real estate owned consisted of the following properties:

	2010	2009

Real estate - vacant land	$2,209	$2,999
Real estate - 1-4 family	1,695	3,265
Real estate - 5+ family	7,544	0
Real estate - commercial	12,878	12,934

Total other real estate owned	$24,326	$19,198

The above table includes a valuation allowance of $3.5 million and $0 at December 31, 2010 and 2009, respectively.

Activity to other real estate owned for the years ended December 31, 2010, 2009 and 2008 follows:

	2010	2009	2008

Balance at beginning of year	$19,198	$10,575	$2,857
Additions	21,261	18,317	7,481
Improvements	34	243	281
Sales proceeds	(12,140)	(6,783)	0
Gains (losses) on sales	(236)	(1,432)	0
Write-downs	(3,791)	(1,722)	(44)

Balance at end of year	$24,326	$19,198	$10,575

Note 7 - Goodwill and Core Deposit Intangible Assets
(Table amounts in $ 000s)

The Company had no goodwill at year-end 2010.  During 2009, the Company conducted its annual analysis of the valuation of its goodwill.  To determine whether the Company's goodwill required any adjustment, the Company determined the fair value of the Company's equity.  The Company engaged a specialist who used a market based approach as well as an income approach to evaluate the fair value of the Company's equity.  The analysis determined that the Company's goodwill was impaired in its entirety and as such the Company recognized a $9,522,000 write-down to its goodwill during 2009.

	2009	2008

Balance at beginning of year	$9,522	$9,522
Write-down of goodwill	(9,522)	0

Balance at end of year	$0	$9,522

The Company had a core deposit intangible asset arising from the First State Bank of Round Lake acquisition on January 5, 2004 that was recorded at $3,246,000.  During 2010, the core deposit intangible was fully amortized with amortization expense of $462,000 in 2010, $464,000 in 2009 and $464,000 in 2008. The core deposit intangible was amortized on the straight-line method over seven years.

Acquired intangible assets were as follows as of year-end:

	2010			2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Core deposit intangible	$3,246	$3,246	$0	$3,246	$2,784	$462

Note 8 - Deposits
(Table amounts in $ 000s)

At year-end 2010, stated maturities of time deposits were:

2011	$193,535
2012	12,541
2013	3,615
2014	65
2015	446
$210,202

Related parties are Directors of the Company of officers of the Company or Bank with the title of Vice President or above and their related interests.  Related party deposits at year-end 2010 and 2009 totaled $8,486,000 and $10,178,000, respectively.

Included in brokered deposits were CDARS time deposits.  CDARS time deposits are Bank customer time deposits of $250,000 or greater that allows the depositor to increase their FDIC insurance coverage over FDIC limits.  The Bank trades portions of the customers' time deposits with other independent financial institutions across the county to accomplish this.  The effect is that it allows large time deposit customers to have their entire balance insured by the FDIC. At year-end 2010 and 2009, the Company had $11,189,000 and $47,336,000 respectively of CDARS time deposits.

At year-end 2010, the Company had $48,605,000 of wholesale internet deposits derived from internet advertising that are not considered brokered deposits.  At year-end 2009, the Company had no wholesale internet deposits.

Note 9 - Borrowings
(Table amounts in $ 000s)

Securities sold under agreements to repurchase totaled $35,517,000 and $49,364,000 at year-end 2010 and 2009.  These repurchase agreements were secured by mortgage-backed securities with a carrying amount of $39,056,000 and $55,221,000 at December 31, 2010 and 2009, respectively.

Securities sold under agreements to repurchase are financing arrangements that mature within one year.  At maturity, the securities underlying the agreements are returned to the Company.  Information concerning securities sold under agreements to repurchase and federal funds purchased is summarized as follows:

	2010	2009
Average daily balance during the year	$40,217	$41,532
Average interest rate during the year	0.66%	1.43%
Maximum month end balance during the year	$46,044	$49,364
Weighted average interest rate at year-end	0.44%	0.71%

Related parties are Directors of the Company of officers of the Company or Bank with the title of Vice President or above and their related interests.  Related party securities sold under repurchase agreements at year end 2010 and 2009 were $4,348,000 and $12,955,000, respectively.

At year-end 2010, there was one customer relationship in which the customer had securities sold under repurchase agreements that totaled in excess of 10% of the consolidated stockholders' equity.  This relationship totaled $14,566,000 and had a weighted average maturity of 111 days.

The Company had no advances from the Federal Home Loan Bank at December 31, 2010 and 2009.

The Banks maintains a collateral pledge agreement with the FHLB covering secured advances whereby the Bank pledges mortgage loans on 1-4 family homes or 5+ family dwellings with unpaid principal balances aggregating no less than 167% of the outstanding secured advance from the FHLB.

Federal funds purchased is a short-term borrowing from a money center bank or from the Federal Reserve Bank discount window.  At December 31, 2010 and December 31, 2009 there were no federal funds purchased.

Note 10 – Subordinated Debentures

On September 15, 2005, the Company issued $10.3 million of trust preferred securities through Northern States Statutory Trust I, a consolidated wholly-owned grantor trustee, which in turn issued $10.3 million of trust preferred securities.  The Company was required to hold $310,000 of the trust preferred securities as Common Securities while the remaining $10 million was issued as Capital Securities.  Prior, to December 31, 2010, the Company reported the subordinated debentures as $10.0 million based on the Capital Securities.  The subordinated debentures mature in September 2035 and at December 31, 2010 carry an interest rate of 2.103%. At December 31, 2009, the subordinated debentures carried a rate of 4.120%.  Beginning September 16, 2010, the subordinated debentures bear interest at a rate equal to the sum of the 3-month London Interbank Offered Rate (“LIBOR”) plus 1.80%. From December 2005 until September 15, 2010, the subordinated debentures carried an interest at a rate equal to the sum of the product of 50% times the 3-month London Interbank Offered Rate (“LIBOR”) plus 1.80%, plus the product of 50% times 6.186%. The 3-month LIBOR rate used at December 31, 2010 and 2009 was 0.302% and 0.254%, respectively.  For the years ended December 31, 2010 was 2009 and 2008, interest expense on the subordinated debentures was $381,000, $455,000 and $570,000, respectively.

The Company has guaranteed the payment of distributions and payments upon liquidation or redemption of the trust preferred securities, in each case to the extent of funds held by the Trust.  The Company and the Trust believe that, taken together, the obligations of the Company under the guarantee, the subordinated debentures, and other related agreements provide, in the aggregate, a full, irrevocable and unconditional guarantee, on a subordinated basis, of all of the obligations of the Trust under the trust preferred securities. Subject to certain limitations, the Company has the right to defer the payment of interest on the junior subordinated debentures at any time, or from time to time, for a period not to exceed 20 consecutive quarters.  In November 2009, the Company notified the trustee that holds the Company’s junior subordinated debentures relating to its outstanding trust preferred securities that the Company would be deferring its regularly scheduled quarterly interest payments.  The Company has continued to defer its regularly scheduled quarterly interest payments in 2010 and at December 31, 2010, the accrued interest payable on the subordinated debentures totaled $510,000.  During the deferral period, the Company may not pay any dividends on its common or preferred stock.  The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the subordinated debentures at maturity or their earlier redemption. The subordinated debentures became callable at par beginning on September 15, 2010 at the discretion of the Company if certain conditions are met, and, in any event, only after the Company has obtained Federal Reserve Bank approval, if required under applicable guidelines or regulations.  Subject to certain exceptions, the Company cannot without the consent of the Treasury Department engage in repurchases of the Company’s common stock or trust preferred securities for three years or, if earlier, the date on which all shares of Series A Preferred Stock issued to the Treasury Department have been redeemed or transferred by the Treasury Department.

Regulations allow bank holding companies and banks to include subordinated debentures, subject to some limitations, as a component of capital for the purpose of meeting certain regulatory requirements

Note 11 - Income Taxes
(Table amounts in $ 000s)

A summary of federal and state income taxes on operations follows:

	2010	2009	2008
Current payable tax:
Federal	$0	$(2,174)	$276
State	0	0	0
Change in valuation allowance	2,639	13,680	0
Deferred tax (benefit)	(2,639)	(5,944)	(6,561)
Provision for income taxes	$0	$5,562	$(6,285)

The components of deferred tax assets and liabilities at December 31, 2010 and 2009 follow:

	2010	2009
Deferred tax assets:
Allowance for loan and lease losses	$7,118	$6,998
Deferred compensation and directors' fees	96	94
Net operating loss carry forward for state income tax purposes	1,013	856
Net operating loss carry forward for federal income tax purposes	2,822	1,275
Alternative minimum tax credit carry forward	380	380
Low income housing limited partnership credit carry forward	402	322
Impairment on securities available for sale	4,683	4,666
Unrealized loss on securities available for sale	976	1,102
Basis difference in other real estate owned	1,587	699
Other items	136	222
Gross deferred tax assets	19,213	16,614
Deferred tax liabilities:
Depreciation	(901)	(836)
Federal Home Loan Bank stock dividends	(195)	(195)
Deferred loan fees	(310)	(267)
Basis difference in acquired assets	(507)	(514)
Other items	(5)	(20)
Gross deferred tax liabilities	(1,918)	(1,832)
Valuation allowance	(16,319)	(13,680)
Net deferred tax asset	$976	$1,102

The remaining net deferred tax asset of the Company at year-end 2010 of $976,000 consisted primarily of the tax effect of the net unrealized losses of the Company's securities.  There was no deferred tax asset valuation allowance against this deferred taxes asset as the amount changes as the market values of the securities change.

In 2010, the Company had an accumulated net operating loss for state income tax purposes of approximately $21,026,000, which will be carried forward to reduce future taxable income.  The net operating loss carried forward will begin to expire in 2021 if it is not utilized.

In 2010, the Company had an accumulated net operating loss for federal income tax purposes of approximately $8,300,000, which will be carried forward to reduce future taxable income.  The net operating loss carried forward will expire in 2029 if it is not utilized.

In 2010, the Company had a low income housing investments tax credit carry forward of $402,000 for federal income tax purposes.  This credit will expire in 2026 if it is not utilized.

In 2010, the Company had an alternative minimum tax credit carry forward of $380,000 for federal income tax purposes.  There is no statutory expiration date for this credit.

Note 11 - Income Taxes (Continued)
(Table amounts in $ 000s)

The provision for income taxes differs from that computed at the statutory federal corporate rates as follows:

	2010	2009	2008

Income tax calculated at statutory rate (34%)	$(2,161)	$(10,199)	$(5,290)
Add (subtract) tax effect of:
Tax-exempt income, net of disallowed interest expense	(136)	(171)	(218)
State income tax, net of federal tax benefit	(4)	(143)	(810)
Tax credits from low income housing investments	(80)	(80)	(80)
Goodwill impairment	0	3,696	0
Change in valuation allowance	2,639	13,680	0
Other items, net	(258)	(1,221)	113
Provision for income taxes	$0	$5,562	$(6,285)

During 2009, the Company recognized a $9,522,000 write-down of its goodwill.  The Company was unable to tax affect the goodwill write-down as the goodwill primarily was derived from the acquisition of another financial institution through the purchase of the financial institution's stock.

Prior to being merged with the Bank, the former subsidiary, First Federal Bank, fsb (the "Thrift") qualified under provisions of the Internal Revenue Code which permitted it to deduct from taxable income a provision for bad debts which differed from the provision charged to income in the financial statements.  Tax legislation passed in 1996 requires all thrift institutions to deduct a provision for bad debts for tax purposes based on actual loss experience.  Retained earnings at December 31, 2010 includes approximately $3,269,000 for which no provision for federal income taxes has been made.  If, in the future, this portion of retained earnings is used for any purpose other than to absorb bad debt losses, federal income taxes would be imposed at the then prevailing rates, resulting in approximately $1,269,000 of deferred tax liability.

At year-end 2010, management reviewed whether it had any material contingent liabilities associated with uncertain tax positions and determined that it had none.

Note 12 – Preferred Stock

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

Dividends are payable quarterly on the Series A Preferred Stock at an annual dividend rate of 5% per year for the first five years, and 9% per year thereafter.  The effective yield of the Series A Preferred Stock approximates 5.94%.  At November 15, 2009, the Company suspended its dividend payment to the Treasury Department on its Series A Preferred Stock and has continued to suspend its dividend payments through year-end 2010.  At December 31, 2010, the Company owed the Treasury Department $1.2 million in dividends on the Series A. Preferred Stock.  The suspension of dividend payments is permissible under the terms of the TARP Capital Purchase Program, but the dividend is a cumulative dividend and failure to pay dividends for six dividend periods could trigger board of director appointment rights for the holder of the Series A Preferred Stock.  At December 31, 2010, the Company had suspended payment on five dividend payments.  In January 2011 the Company agreed to allow a Treasury observer to attend its board of directors meetings.

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

Note 13 - Regulatory Matters
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

Actual capital levels and minimum statutory required levels were as follows at December 31, 2010 and 2009:

			Minimum Required For Capital		Minimum Required to be Well Capitalized Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2010
Tier I Capital
(to average assets)
Consolidated	$44,792	8.11%	$22,101	4.00%	N/A
NorStates Bank	45,962	8.34	22,044	4.00	27,555	5.00

Tier I Capital
(to risk weighted assets)
Consolidated	44,792	11.49	15,592	4.00	N/A
NorStates Bank	45,962	11.79	15,598	4.00	23,397	6.00

Total Capital
(to risk weighted assets)
Consolidated	49,831	12.78	31,183	8.00	N/A
NorStates Bank	51,003	13.08	31,196	8.00	38,995	10.00

2009
Tier I Capital
(to average assets)
Consolidated	$51,576	8.10%	$25,457	4.00%	N/A
NorStates Bank	51,045	8.05	25,355	4.00	31,694	5.00

Tier I Capital
(to risk weighted assets)
Consolidated	51,576	11.17	18,476	4.00	N/A
NorStates Bank	51,045	11.05	18,477	4.00	27,716	6.00

Total Capital
(to risk weighted assets)
Consolidated	57,501	12.45	36,952	8.00	N/A
NorStates Bank	56,970	12.33	36,954	8.00	46,193	10.00

Note 13 - Regulatory Matters (Continued)

Following a review of the Company by the Federal Reserve Bank of Chicago ("Federal Reserve") the Board of Directors of the Company adopted a Board Resolution dated November 17, 2009 whereby the Company agreed to obtain written approval from the Federal Reserve prior to: (1) paying dividends to common or preferred stockholders (2) increasing holding company level debt or subordinated debentures issue in conjunction with trust preferred securities obligations (3) paying interest on subordinated debentures.

In response, in November 2009, the Company notified the U.S. Treasury Department of its intent to suspend its dividend payments on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A. The suspension of dividend payments is permissible under the terms of the TARP Capital Purchase Program, but the dividend is a cumulative dividend and failure to pay dividends for six dividend periods would trigger board of director appointment rights for the holder of the Series A Preferred Stock.  While dividends are being deferred on the preferred stock issued under the TARP Capital Purchase Program, the Company may not pay dividends on its common stock.  At December 31, 2010, the Company had deferred payment on five Preferred Stock, Series A payments and has a payable of $1,217,000 for the preferred stock dividends.  Subsequent to December 31, 2010, the Company has agreed to allow a Treasury observer to attend its Board of Directors meetings.

Also, per the Board Resolution, the Company notified the trustee that holds the Company's junior subordinated debentures relating to its trust preferred securities that the Company would be deferring its regularly scheduled quarterly interest payments.  The Company has the right to defer the payment of interest on the junior subordinated debentures at any time, for a period not to exceed 20 consecutive quarters.  At December 31, 2010, the Company had deferred payment of five regularly scheduled quarterly interest payments and has a payable of $510,000 for the interest on the subordinated debentures. During the deferral period, the Company may not pay any dividends on its common or preferred stock. Accordingly, the Company may not pay dividends on its common stock and does not contemplate paying dividends on its common stock for the foreseeable future.

On April 16, 2010 the NorStates Bank ("Bank") and the Federal Deposit Insurance Corporation ("FDIC") and the Illinois Department of Financial and Professional Regulation ("IDFPR") entered into a joint Consent Order.  The Consent Order requires, among other things, increased Bank Board of Directors oversight, certain minimum capital levels, action plans to reduce and manage its classified assets and no payments of dividends without prior approval from its regulators (see Note 21).

The Consent Order requires the Bank to maintain Tier 1 capital to average assets at a minimum of 8.00% and total capital to risk weighted assets at a minimum of 12.00%.  As noted above, the Bank's Tier 1 capital to average assets was 8.34% and total capital to risk weighted assets was 13.08% as of December 31, 2010. Under the Consent Order the Bank may not be consider "well capitalized" for capital adequacy purposes even if it exceeds the levels of capital set forth in the Consent Order.  As of December 31, 2010, the Bank was considered "adequately capitalized".

Following a compliance examination of NorStates Bank by the FDIC, the Board of Directors approved and signed on October 20, 2010 a memorandum of understanding ("MOU") concerning the Bank's compliance program and deficiencies identified during the examination.  As part of the MOU the Board has committed to enhance its compliance management system, internal compliance audit program and increase the compliance training of the Bank's staff.  Management believes that the MOU will not have a material impact on the Company's operating results or financial condition and that, unless the Bank fails to address the concerns of the FDIC, the MOU will not constrain the Company's business.  Management is committed to resolving the issues addressed in the MOU as promptly as possible, and had already taken numerous steps to address these matters prior to executing the MOU.

The Company is currently negotiating a Written Agreement with the Federal Reserve Bank of Chicago.  Under the proposed terms of the Written Agreement, the Company expects to agree to:  (i) serve as a source of strength to the Bank; (ii) abstain from paying any dividends, redeeming any stock or incurring any debt without Federal Reserve approval; (iii) adopt a capital plan; (iv) provide the Federal Reserve with cash flow projections on a quarterly basis; (v) notify the Federal Reserve of the proposed addition of any individual to the Board of Directors or the employment of any individual as a senior executive officer of the Company before such addition or employment becomes effective; and (vi) provide progress reports to the Federal Reserve concerning the Company’s compliance with the Written Agreement.  Until this Written Agreement is finalized, the Company will continue to comply with the Board Resolution dated November 17, 2009.

For additional information on regulatory matters, see Note 21 and Note 22.

Note 14 - Commitments, Off-Balance Sheet Risk, and Contingencies
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

At year-end 2010 and 2009, reserves of $7,715,000 and $9,108,000 were required as deposits with the Federal Reserve or as cash on hand.  At year-end 2010, the Company earned interest on its deposits at the Federal Reserve at a rate of 0.25%.

Cash and cash equivalents at December 31, 2010 included $17,900,000 at the Company's main correspondent bank, the Federal Reserve Bank of Chicago.  In 2009, the Company's main correspondent bank was Bank of America, Chicago, IL that held $17,956,000 of the Company's cash and cash equivalents.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being used, the commitment does not necessarily represent future cash requirements.  Standby letters of credit and financial guarantees are conditional commitments to guarantee a customer's performance to a third party.

A summary of the notional or contractual amounts of financial instruments with off-balance-sheet risk at year-end follows:

	2010	2009
Unused lines of credit and commitments to make loans:
Fixed rate	$3,663	$8,496
Variable rate	32,853	50,241
Total	$36,516	$58,737

Standby letters of credit	$3,210	$6,535

Commitments to make loans at a fixed rate have interest rates ranging primarily from 5.75% to 7.25% at December 31, 2010.

Commitments to make loans to related parties totaled $220,000 and $1,887,000 at December 31, 2010 and 2009, respectively.

Other real estate includes a property acquired in 1987 through the receipt of a deed in lieu of foreclosure.  This property is a former commercial/industrial site located overlooking Lake Michigan in Waukegan, Illinois, with a carrying value of $1,951,000 at December 31, 2010.  During the fourth quarter of 2010, the Company had an independent environmental consultant update its opinion as to the estimated environmental remediation costs that may be incurred in disposing of this property.  This updated report estimated that there are costs remaining of approximately $73,000 to achieve acceptable levels of contaminants for commercial/industrial or restricted residential land use and to prevent migration of contaminants to adjoining off-site properties and Lake Michigan.  The Company made no environmental improvements to the property in 2010 that increased the carrying value of the property.  The Company made environmental improvements to the property of $90,000 and $281,000 during 2009 and 2008, respectively. No determination has yet been made as to the ultimate use of the property, which must be approved by the City of Waukegan as part of its Lakefront Downtown Master Plan.  The appraised value of the property supports the Company's carrying value plus the estimated remaining remediation costs.  At this time no liability has been recorded for the remaining estimated environmental remediation costs.

Note 15 - Loss Per Share and Capital Matters
(Table amounts in $ 000s, except per share data)

Information related to common stockholders' equity at December 31, 2010 and 2009 was as follows:

	2010	2009

Par value per share	$0.40	$0.40
Authorized shares	6,500,000	6,500,000
Issued shares	4,472,255	4,472,255
Outstanding shares	4,072,255	4,072,255
Treasury shares	400,000	400,000

Net loss was utilized to calculate loss per share for all years presented.  During 2009, the Company had preferred stock and common stock equivalents from warrants related to funds received from the U.S. Department of the Treasury (the "Treasury Department") through its Capital Purchase Program. However, common stock equivalents from warrants during 2010 and 2009 were antidilutive and, therefore, not used in computing diluted loss per share.  The Company had no common stock equivalents during 2008.

Net loss available to common stockholders was utilized to calculate both basic and diluted loss per share for all years presented.  Information regarding weighted average shares utilized in computing basic and diluted loss per share is as follows:

	2010	2009	2008
Basic loss per share:
Net loss	$(6,362)	$(35,558)	$(9,273)
Dividends to preferred stockholders	893	743	0
Accretion of discount on preferred stock	127	111	0
Net loss available to common stockholders	$(7,382)	$(36,412)	$(9,273)
Weighted average common shares outstanding	4,072,255	4,072,255	4,102,276
Basic loss per share	$(1.81)	$(8.94)	$(2.26)

Diluted loss per share:
Net loss	$(6,362)	$(35,558)	$(9,273)
Dividends to preferred stockholders	893	743	0
Accretion of discount on preferred stock	127	111	0
Net loss available to common stockholders	$(7,382)	$(36,412)	$(9,273)
Weighted average common shares outstanding	4,072,255	4,072,255	4,102,276
Add: Dilutive effect of assumed warrant exercises	0	0	0
Weighted average common and dilutive common shares outstanding	4,072,255	4,072,255	4,102,276
Diluted loss per share	$(1.81)	$(8.94)	$(2.26)

At the May 21, 2009 annual meeting of stockholders, the 2009 Restricted Stock Plan (the "Plan") was approved by the stockholders.  The Plan authorizes the issuance of 400,000 shares of the Company's common stock to be issued in whole or in part from treasury shares or authorized and unissued shares not reserved for any other purpose. Awards from the Plan may be made to directors and employees of both the Company or its subsidiaries and may consist of restricted stock with associated voting rights and the right to receive dividends.  Awards may also be issued as stock units not having voting rights or the right to receive dividends until the terms of the award are satisfied and the shares of the Company's stock are actually issued; however, dividends may be credited to a restricted stock award.  The terms and conditions of each award is set forth and described in an award agreement between the Company and the participant.

Subsequent to year-end 2010, 207,500 shares of restricted Company stock were issued pursuant to the Plan.  These shares were issued from treasury stock and increase the amount shares outstanding to 4,279,755.

Note 16 - Other Comprehensive (Loss) Income
(Table amounts in $ 000s)

Other comprehensive (loss) income components and related taxes were as follows:

Years ended December 31,	2010	2009	2008

Changes in unrealized holding gains (losses) on securities available for sale	$2,096	$(4,370)	$(8,613)
Reclassification adjustments for gains recognized in income	(2,390)	(3,908)	(40)
Impairment losses recognized in income	659	3,052	10,541
Net unrealized gains (losses)	365	(5,226)	1,888
Adjustment for change in accounting from adoption of new accounting pronouncement (see Note 2)	0	1,572	0
Tax effect	(126)	1,431	(749)

Other comprehensive income (loss)	$239	$(2,223)	$1,139

Note 17 - Fair Value Measurement
(Table amounts in $ 000s)

Below shows information about the Company's securities that were measured at fair value on a recurring basis at year-end 2010 and 2009, and the valuation techniques used by the Company to determine fair values.

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

In instances where inputs used to measure fair value fall into different levels in the above fair value hierarchy, fair value measurements in their entirety are categorized based on the lowest input that is significant to the valuation.  The Company's assessment of the significance of particular inputs to these fair value measurements requires judgement and considers factors specific to each security.

Note 17 - Fair Value Measurement (Continued)
(Table amounts in $ 000s)

On an annual basis the Company validates the measurement of the fair values of its securities with an independent securities valuation firm. This independent securities valuation firm determines the fair values of the securities portfolio that is then compared to the fair value using the methods outlined.  When this validation was last done on September 30, 2010, the difference between the fair value reported and the fair value determined by the independent securities valuation firm was considered immaterial.

Securities Available for Sale		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury	$1,002	$1,002	$0	$0
States and political subdivisions	3,997	0	3,997	0
Mortgage-backed securities	82,648	0	82,648	0
Other bonds	20	0	0	20
Equity securities	4,163	4,163	0	0
At December 31, 2010	$91,830	$5,165	$86,645	$20

U.S. Treasury	$1,006	$1,006	$0	$0
States and political subdivisions	9,641	0	9,641	0
Mortgage-backed securities	118,729	0	118,729	0
Other bonds	37	0	0	37
Equity securities	4,008	0	4,008	0
At December 31, 2009	$133,421	$1,006	$132,378	$37

During 2010, the valuation of the equity securities was determined using active market trades, therefore, the Company reported these assets as Level 1.

The Company's change in Level 3 measured at fair value on a recurring basis were as follows:

Securities Available for Sale
Balance at December 31, 2008	$2,265
Total realized losses included in income	(3,052)
Total unrealized gains (losses) included in other comprehensive income	830
Net principal reductions	(6)
Net transfers into Level 3	0

Balance at December 31, 2009	37
Total realized losses included in income	(659)
Total unrealized gains (losses) included in other comprehensive income	642
Net principal reductions	0
Net transfers into Level 3	0

Balance at December 31, 2010	$20

Note 17 - Fair Value Measurement (Continued)
(Table amounts in $ 000s)

The Company used accounting guidelines to determine other than temporary impairment losses on its Collateralized Debt Obligations ("CDOs") as the fair value of these securities was not readily determinable by the market.  The impairment losses on the CDOs were due to defaults and deferral of payments by the financial institutions and insurance companies that issued the debt underlying the securities. The Company used cash flow analyses on its CDOs to determine other than temporary impairment losses of $645,000 on these CDOs during 2010.  The cash flow analyses used at December 31, 2010 assumed that 1.25 percent of the debt that underlies the CDOs will default annually with no recoveries.  The Company believes that these estimates are supportable based on its analyses of actual defaults and deferrals and of the actual financial condition of the debtors underlying the CDOs.  At year-end 2010 and 2009, the Company's carrying value of the CDOs was $20,000 and $37,000, respectively.

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

During 2010 and 2009, the Company recorded adjustments to certain collateral dependent loans that were measured for impairment in accordance with accounting guidelines.  Such amounts are generally based on the estimated underlying collateral values less estimated costs to sell that support the loans.  In cases where the carrying value of the loans exceed the estimated fair value of the collateral less estimated costs, an impairment loss was recognized.  During 2010, the Company also recorded adjustments to certain cash flow dependent loans consisting primarily of trouble debt restructured loans that were measured for impairment in accordance with accounting guidelines.  In the case of the cash flow dependent trouble debt restructured loans, impairment was determined by comparing the discounted cash flows based on the concessions with the Company’s recorded investment.  The Company made allocations for impaired loans totaling $9,776,000 and $21,836,000 for 2010 and 2009, respectively.

Impaired Loans		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2010	$56,992	$0	$0	$56,992

At December 31, 2009	$25,447	$0	$0	$25,447

Impaired Other Real Estate Owned		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2010	$23,874	$0	$0	$23,874

At December 31, 2009	$13,185	$0	$0	$13,185

During 2010, 2009 and 2008, the Company recorded adjustments to certain properties carried as other real estate owned that were measured for impairment in accordance with accounting guidelines.  Such amounts are generally based on the estimated underlying fair values of the properties less estimated costs to sell.  In cases where the carrying value of the properties exceed the estimated fair value of the property less estimated costs, an impairment loss was recognized.  These adjustments recorded as write-downs of other real estate owned totaled $3,791,000 and $1,722,000 for 2010 and 2009, respectively.

Note 18 - Fair Values of Financial Instruments
(Table amounts in $ 000s)

The following methods and assumptions were used to estimate fair values for financial instruments.  Securities fair values are based on quoted market prices or, if no quotes are available, on the rate and term of the security and or information about the issuer.  For loans, leases, deposits, securities sold under repurchase agreements and fixed rate FHLB advances, the fair value is estimated by discounted cash flow analysis using market rates for the estimated life and credit risk.  Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.  The fair value of off-balance sheet items is based on the fees or cost that would currently be charged to enter or terminate such arrangements, and the fair value is not material. Fair value for cash and cash equivalents, accrued interest receivable, advances from borrowers for taxes and insurance and accrued interest payable are estimated at carrying value. The estimated fair value for Federal Home Loan Bank stock is equal to the carrying value based on the restricted nature of the stock.

The estimated year end fair values of financial instruments were:

2010	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$30,357	$30,357
Securities available for sale	91,830	91,830
Loans and leases, net	366,453	359,891
Federal Home Loan Bank stock	1,801	1,801
Accrued interest receivable	1,751	1,751

Financial liabilities:
Deposits	$(446,551)	$(447,147)
Securities sold under repurchase agreements	(35,517)	(35,421)
Subordinated debentures	(10,310)	(5,904)
Advances from borrowers for taxes and insurance	(1,109)	(1,109)
Accrued interest payable	(1,317)	(1,317)

2009	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$34,194	$34,194
Securities available for sale	133,421	133,421
Loans and leases, net	413,259	418,085
Federal Home Loan Bank stock	1,801	1,801
Accrued interest receivable	2,203	2,203

Financial liabilities:
Deposits	$(517,236)	$(519,606)
Securities sold under repurchase agreements	(49,364)	(49,244)
Subordinated debentures	(10,000)	(6,728)
Advances from borrowers for taxes and insurance	(898)	(898)
Accrued interest payable	(1,773)	(1,773)

Note 19 - Parent Company Condensed Financial Statements
(Table amounts in $ 000s)

Following are condensed parent company financial statements.

Condensed Balance Sheets
December 31,	2010	2009

Assets
Cash on deposit at subsidiary bank - noninterest bearing	$1,132	$1,024
Interest-bearing deposits in unaffiliated bank	0	0
Total cash and cash equivalents	1,132	1,024
Investment in wholly-owned subsidiary bank	44,454	49,769
Investment in wholly-owned subsidiary company	26	26
Other assets	325	3
Total assets	$45,937	$50,822

Liabilities and Stockholders' Equity
Accounts payable and other liabilities	$2,342	$521
Subordinated debentures	10,310	10,000
Total liabilities	12,652	10,521
Stockholders' equity	33,285	40,301
Total liabilities and stockholders' equity	$45,937	$50,822

Condensed Statements of Operations
Years ended December 31,	2010	2009	2008
Operating income
Dividends from NorStates Bank	$0	$0	$9,951
Dividends from NorProperties, Inc	0	5,473	0
Other operating income	11	0	0
Total operating income	11	5,473	9,951
Operating expenses
Interest expense	381	455	570
Other operating expenses	438	417	264
Total operating expenses	819	872	834
Income before income taxes and equity in undistributed (overdistributed) earnings of wholly-owned subsidiaries	(808)	4,601	9,117
Income tax benefit (expense)	0	(52)	323
Income before equity in undistributed (overdistributed) earnings of wholly owned subsidiaries	(808)	4,549	9,440
Equity in undistributed (overdistributed) earnings of NorStates Bank	(5,554)	(32,894)	(17,652)
Equity in undistributed (overdistributed) earnings of NorProperties, Inc	0	(7,213)	(1,061)
Net loss	$(6,362)	$(35,558)	$(9,273)

Note 19 - Parent Company Condensed Financial Statements (Continued)
(Table amounts in $ 000s)

Condensed Statements of Cash Flows
Years ended December 31,	2010	2009	2008

Cash flows from operating activities
Net loss	$(6,362)	$(35,558)	$(9,273)
Adjustments to reconcile net income to net cash from operating activities
Equity in (undistributed) overdistributed earnings of NorStates Bank	5,554	32,894	17,652
Equity in (undistributed) overdistributed earnings of NorProperties, Inc	0	7,213	1,061
Write-down of goodwill	0	85	0
(Increase) decrease in other assets	(322)	45	88
Increase (decrease) in other liabilities	1,238	398	(13)
Net cash provided from operating activities	108	5,077	9,515

Cash flows from investing activities
Investment in NorStates Bank	0	(22,450)	0
Investment in NorProperties Inc	0	0	(8,300)
Net cash used from investing activities	0	(22,450)	(8,300)

Cash flows from financing activities
Purchases of treasury stock	0	0	(2,078)
Net proceeds from the issuance of preferred stock	0	17,211	0
Dividends paid on preferred stock	0	(418)	0
Dividends paid on common stock	0	0	(1,628)
Net cash provided (used) from financing activities	0	16,793	(3,706)

Increase (decrease) in cash and cash equivalents	108	(580)	(2,491)
Cash and cash equivalents at beginning of year	1,024	1,604	4,095

Cash and cash equivalents at end of year	$1,132	$1,024	$1,604

Note 20 - Quarterly Financial Data (Unaudited)
(Table amounts in $ 000s, except per share data)

2010
	Interest Income	Net Interest Income	Net Loss	Loss per Share Basic and Diluted

First quarter (2)	$6,276	$4,600	$(1,997)	$(0.55)
Second quarter (3)	6,041	4,735	(574)	(0.20)
Third quarter (4)	6,126	5,028	(143)	(0.10)
Fourth quarter (5)	5,862	4,935	(3,648)	(0.96)
Total	$24,305	$19,298	$(6,362)	$(1.81)

2009
	Interest Income	Net Interest Income	Net Loss	Loss per Share Basic and Diluted (1)

First quarter (6)	$7,789	$4,793	$(1,457)	$(0.39)
Second quarter (7)	7,213	4,566	(11,831)	(2.97)
Third quarter (8)	7,375	4,963	(17,742)	(4.42)
Fourth quarter (9)	6,961	4,829	(4,528)	(1.17)
Total	$29,338	$19,151	$(35,558)	$(8.94)

(1)
Earnings per share for the quarters and fiscal year have been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of rounding and differences to average shares outstanding from quarter to quarter.

(2)
During the first quarter 2010, there was a provision for loan and lease losses of $3.7 million as nonperforming loans increased $8.3 million from year-end 2009 and real estate values on properties used as collateral for the nonperforming loans declined.  The Company had gains on sales of its securities of $653,000 while recognizing impairment write-downs of $228,000 in its collateralized debt obligations carried in the Company's securities portfolio.

(3)
During the second quarter 2010, the Company recognized write-downs of $1.4 million on its other real estate owned as real estate values declined.  The Company had impairment write-downs of $417,000 to collateralized debt obligations in the Company's securities portfolio and the Company's provision for loan and lease losses was $517,000.

(4)
During the third quarter of 2010, declining real estate values caused the Company to recognize a write-down to its other real estate owned of $1.1 million.  The Company had a provision for loan and lease losses of $338,000 and recognized losses of $426,000 on sales of other real estate owned.

(5)
During the fourth quarter 2010, the Company had gains from the sale of investment securities of $1.7 million.  The provision for loan and lease losses was $5.1 million as real estate values on properties used as collateral for the nonperforming loans declined. Declining real estate values also caused the Company to recognize a write-down to its other real estate owned of $1.3 million.

(6)
During the first quarter 2009, there was a provision for loan and lease losses of $1.7 million as nonperforming loans increased $2.4 million from year-end 2008 and real estate values on properties used as collateral for the nonperforming loans declined.  The Company also recognized a loss on the sale of other real estate owned of $1.7 million.

(7)
During the second quarter 2009, the Company recognized a $9.5 million one-time write-down of goodwill due to the economy negatively affecting bank stock prices and the Company's earnings.  The provision for loan and lease losses was $3.7 million as nonperforming loans increased $10.6 million during the quarter.  Impairment write-downs of $628,000 to collateralized debt obligations in the Company's securities portfolio were also recognized.

(8)
During the third quarter 2009, the Company had a provision for loan and lease losses of $12.8 million of which $8.3 million was specifically allocated to a $10.3 million loan relationship that had allegations of possible fraud.  The Company recognized $9.2 million of increased income tax expense as accounting rules required the creation of a deferred tax asset valuation allowance.  The Company took $2.4 million of additional impairment write-downs to its collateralized debt obligations in the Company's securities portfolio.

(9)
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

Note 21 – Consent Order

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

Note 21 – Consent Order (Continued)

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

Note 22 – Management Plans

Management and the Board of Directors are committed to complying with the terms of the Consent Order, and have already taken, and continue to take, numerous steps to address these matters.  The Bank reports to the FDIC and the IDFPR quarterly regarding its progress in complying with the provisions included in the Consent Order.  Compliance with the terms of the Consent Order will be an ongoing priority for management of the Bank.

The Bank continues to dedicate significant resources to effectively identify, monitor, and manage problem assets and reduce real estate loan concentrations.  A liquidity policy has been developed to identify the sources of liquid assets available to meet the Bank’s contingency funding needs.  Dividends have already been restricted and the Company has suspended its dividend payments on its Series A Preferred Stock issued to the Treasury Department as is permissible under the terms of the TARP Capital Purchase Program.  The Bank’s Tier 1 to average assets ratio and total capital to assets ratio, on a risk adjusted basis, were 8.34 percent and 13.08 percent, respectively, as of December 31, 2010, which were above the capital levels required by the Consent Order of 8.00 percent and 12.00 percent, respectively.

In view of these matters, the Bank’s ability to improve its financial condition is dependent upon the success of management’s plans to address concerns regarding profitability and asset quality.  The Bank’s management believes they have taken appropriate steps aimed at returning the Bank to profitability and improving asset quality.  Management’s success will ultimately be determined by its implementation of its plans, as well as factors beyond its control, such as the economy and real estate market.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework”. Based on that assessment, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective based on the criteria established in “Internal Control-Integrated Framework”.

/s/ Scott Yelvington	/s/ Steven Neudecker
Scott Yelvington	Steven Neudecker
President and Chief Executive Officer	Vice President and Chief Financial Officer

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Directors - The information required by this item with respect to Directors of the Company is set forth under the caption “Directors and Executive Officers” in the Company’s definitive proxy statement, relating to its 2011 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of December 31, 2010 and is incorporated herein by reference as if set forth in full herein as permitted by the General Instruction G(3) to Form 10-K.

Executive Officers - The Company’s executive officers are Scott Yelvington, President and Chief Executive Officer of the Company, Steven Neudecker, Vice President and Chief Financial Officer of the Company, Kerry Biegay, Vice President and Secretary of the Company, Thomas M. Nemeth, Vice President and Treasurer of the Company, and Shelly Christian, Executive Vice President and Chief Lending Officer of the Bank.  The information called for by this item with respect to executive officers is set forth under the caption “Directors and Executive Officers” in the Company’s Proxy Statement and is incorporated herein by reference.

The information set forth under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement is incorporated herein by reference.

Information regarding the Company’s Nominating and Corporate Governance Committee of its Board of Directors and the procedures by which stockholders may recommend nominees to the Company’s Board of Directors, and information regarding the Company’s Audit Committee of its Board of Directors and its “audit committee financial expert”, is included in the Company’s Proxy Statement under the headings “Corporate Governance-Board Committees-Director Nomination Process”, “Corporate Governance-Board Committees-Stockholder Recommendations”, “Corporate Governance-Board Committees-Nominating and Corporate Governance Committee”, and “Corporate Governance-Board Committees-Audit Committee” and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information called for by this item is set forth under the captions “Compensation Discussion and Analysis”, “Summary Executive Officer Compensation”, “Director Compensation”, “Directors’ Compensation for 2010”, “Compensation and Employee Benefits Committee Report”, and “Summary Compensation Table” in the Company’s Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information, as of December 31, 2010, relating to our equity compensation plan pursuant to which equity awards are authorized for issuance.

	Equity Compensation Plan Information
Equity Compensation Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Approved by securities holders(1)	0	$0	400,000
Not approved by security holders	0	0	0
Total	0	$0	400,000
________________
(1)	Includes all shares authorized for issuance under the Company’s 2009 Restricted Stock Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by this item is set forth under the captions “Certain Relationships and Related Transactions”, “Directors and Executive Officers” and “Corporate Governance-Board Committees” in the Company’s Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information called for by this item is set forth under the caption “Ratification of the Selection of Independent Auditors” in the Company’s Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) 1.	Financial Statements

All financial statements of the Company are incorporated herein by reference as set forth under Item 9, Part II of this report on Form 10-K

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

10.3
Form of Senior Executive Officer Letter Agreement and Waiver executed by each of the following executive officers of the Company as required pursuant to the Securities Purchase Agreement dated February 20, 2009 entered into between the Company and the U.S. Department of the Treasury: Fred Abdula, Kerry Biegay, Shelly Christian, Brett Houston, Thomas Nemeth and Scott Yelvington (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-19300) filed on March 25, 2009).*

10.4
Employment Agreement by and between NorStates Bank and Scott Yelvington dated September 16, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-19300) filed on September 17, 2008).*

10.5
Northern States Financial Corporation 2009 Restricted Stock Plan (incorporated herein by reference to Appendix A to the Proxy Statement for Northern States Financial Corporation’s 2009 Annual Meeting of Stockholders (File No. 000-19300) filed on April 23, 2009).*

10.6
Consent Order dated April 16, 2010 by and among Northern States Financial Corporation, the FDIC and the IDFPR (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (File No. 000-19300) filed on April 22, 2010).

10.7
Stipulation and Consent to the Issuance of a Consent Order dated April 9, 2010 by and among Northern States Financial Corporation, the FDIC and the IDFPR (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A (File No. 000-19300) filed on April 22, 2010).

10.8
Form of Restricted Stock Agreement dated as of January 5, 2011 pursuant to the Northern States Financial Corporation 2009 Restricted Stock Plan by and between Northern States Financial Corporation and its executive officers.*

10.9
Form of Restricted Stock Agreement dated as of January 5, 2011 pursuant to the Northern States Financial Corporation 2009 Restricted Stock Plan by and between Northern States Financial Corporation and certain directors, including Barbara Martin and Charles W. Smith.*

11.1	Statement of Computation of Per Share Earnings. Contained in Notes 1 and 15 to the consolidated financial statements.

14	Code of Ethics.

21	List of Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (set forth on signature page).

31.1	Section 302 Certification of President and Chief Executive Officer.

31.2	Section 302 Certification of Vice President and Chief Financial Officer.

32	Section 906 Certification.

99.1	Certification of Chief Executive Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009.

99.2	Certification of Chief Financial Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009.

*Exhibits 10.3 through10.5 and 10.8 and 10.9 are management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, on this 28th day of February 2011.

NORTHERN STATES FINANCIAL CORPORATION (Registrant)
/s/ Scott Yelvington	Scott Yelvington, President and Chief Executive Officer (Principal Executive Officer)

/s/ Steven Neudecker	Steven Neudecker, Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

Each director of the Registrant, whose signature appears below, hereby appoints Scott Yelvington and Steven Neudecker and each of them severally, as his attorney-in-fact, to sign in his name and on his behalf, as a director of the Registrant, and to file with the Commission any and all Amendments to this Report on Form 10-K, on this 28th day of February 2011.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on this 28th day of February 2010.

Fred Abdula, Director	/s/ Fred Abdula

Theodore A. Bertrand, Director	/s/ Theodore A. Bertrand

Jack H. Blumberg, Director	/s/ Jack H. Blumberg

Frank J. Furlan, Director	/s/ Frank J. Furlan

James A. Hollensteiner, Director	/s/ James A. Hollensteiner

Allan J. Jacobs, Director	/s/ Allan J. Jacobs

Barbara Jo Martin, Director	/s/ Barbara Jo Martin

Raymond M. Mota, Director	/s/ Raymond M. Mota

Charles W. Smith, Director	/s/ Charles W. Smith

Scott Yelvington, Director	/s/ Scott Yelvington

NORTHERN STATES FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

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

10.3
Form of Senior Executive Officer Letter Agreement and Waiver executed by each of the following executive officers of the Company as required pursuant to the Securities Purchase Agreement dated February 20, 2009 entered into between the Company and the U.S. Department of the Treasury: Fred Abdula, Kerry Biegay, Shelly Christian, Brett Houston, Thomas Nemeth and Scott Yelvington (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-19300) filed on March 25, 2009).*

10.4
Employment Agreement by and between NorStates Bank and Scott Yelvington dated September 16, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-19300) filed on September 17, 2008).*

10.5
Northern States Financial Corporation 2009 Restricted Stock Plan (incorporated herein by reference to Appendix A to the Proxy Statement for Northern States Financial Corporation’s 2009 Annual Meeting of Stockholders (File No. 000-19300) filed on April 23, 2009).*

10.6
Consent Order dated April 16, 2010 by and among Northern States Financial Corporation, the FDIC and the IDFPR (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (File No. 000-19300) filed on April 22, 2010).

Exhibits

10.7
Stipulation and Consent to the Issuance of a Consent Order dated April 9, 2010 by and among Northern States Financial Corporation, the FDIC and the IDFPR (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A (File No. 000-19300) filed on April 22, 2010).

10.8
Form of Restricted Stock Agreement dated as of January 5, 2011 pursuant to the Northern States Financial Corporation 2009 Restricted Stock Plan by and between Northern States Financial Corporation and its executive officers.*

10.9
Form of Restricted Stock Agreement dated as of January 5, 2011 pursuant to the Northern States Financial Corporation 2009 Restricted Stock Plan by and between Northern States Financial Corporation and certain directors, including Barbara Martin and Charles W. Smith.*

11.1	Statement of Computation of Per Share Earnings. Contained in Notes 1 and 15 to the consolidated financial statements.

14	Code of Ethics.

21	List of Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (set forth on signature page).

31.1	Section 302 Certification of President and Chief Executive Officer.

31.2	Section 302 Certification of Vice President and Chief Financial Officer.

32	Section 906 Certification.

99.1	Certification of Chief Executive Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009.

99.2	Certification of Chief Financial Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009.

*Exhibits 10.3 through 10.5 and 10.8 and 10.9 are management contracts or compensatory plans or arrangements.