Form 10-Q
period 2011-03-31
NORTHERN STATES FINANCIAL CORP /DE/
filed 2011-05-02
CIK 744485

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549
           ________________________________________________________________________

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR
☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________  to __________
________________________________________________________________________

Commission File Number 000 - 19300
NORTHERN STATES FINANCIAL CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	36-3449727
(State of Incorporation)	(I.R.S. Employer Identification No.)

1601 North Lewis Avenue
Waukegan, Illinois  60085
(847) 244-6000
(Address, including zip code, and telephone number, including area code, of principal executive office)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.        YES: ☒         NO:☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        YES: ☐             NO:☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer☐ (Do not check if a smaller reporting company)	Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                     YES: ☐               NO: ☒

4,279,755 shares of common stock were outstanding at April 29, 2011

NORTHERN STATES FINANCIAL CORPORATION AND SUBSIDIARY
FORM 10-Q
For the Quarter Ended March 31, 2011

Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Northern States Financial Corporation
Waukegan, Illinois

We have reviewed the accompanying interim condensed consolidated balance sheet of NORTHERN STATES FINANCIAL CORPORATION as of March 31, 2011, the condensed consolidated statements of operations for the three month periods ended March 31, 2011 and 2010 and the condensed statements of cash flows and stockholders equity for the three month periods ended March 31, 2011 and 2010.  These interim financial statements are the responsibility of the company's management.

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

/s/ Plante & Moran, PLLC

Chicago, Illinois
April 29, 2011

Index

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2011 and December 31, 2010
(In thousands of dollars) (Unaudited)

Assets	March 31, 2011	December 31, 2010
Cash and due from banks	$6,675	$5,642
Interest bearing deposits in financial institutions - maturities less than 90 days	33,563	18,142
Federal funds sold	4,647	6,573
Total cash and cash equivalents	44,885	30,357
Securities available for sale	90,432	91,830
Loans and leases, net of deferred fees	373,102	384,789
Less: Allowance for loan and lease losses	(18,532)	(18,336)
Loans and leases, net	354,570	366,453
Federal Home Loan Bank stock	1,801	1,801
Office buildings and equipment, net	9,307	9,454
Other real estate owned	22,237	24,326
Accrued interest receivable and other assets	6,553	7,507
Total assets	$529,785	$531,728

Liabilities and Stockholders' Equity
Liabilities
Deposits
Demand - noninterest bearing	$62,544	$61,341
Interest bearing	389,436	385,210
Total deposits	451,980	446,551
Securities sold under repurchase agreements	28,146	35,517
Subordinated debentures	10,310	10,310
Advances from borrowers for taxes and insurance	1,899	1,109
Accrued interest payable and other liabilities	5,014	4,956
Total liabilities	497,349	498,443

Stockholders' Equity
Common stock (Par value $0.40 per share, authorized 6,500,000 shares,issued 4,472,255 shares and outstanding 4,279,755 shares at March 31, 2011 and outstanding 4,072,255 shares at December 31, 2010)	1,789	1,789
Preferred stock (Par value $0.40 per share, authorized 1,000,000shares, issued 17,211 shares with liquidation amounts of $1,000.00 per share at March 31, 2011 and December 31, 2010)	16,802	16,768
Warrants (584,084 issued and outstanding at March 31, 2011and December 31, 2010	681	681
Additional paid-in capital	6,922	11,584
Retained earnings	11,884	13,250
Treasury stock, at cost (192,500 shares at March 31, 2011 and
400,000 shares at December 31, 2010)	(4,466)	(9,280)
Accumulated other comprehensive loss	(1,176)	(1,507)
Total stockholders' equity	32,436	33,285
Total liabilities and stockholders' equity	$529,785	$531,728

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended March 31, 2011 and 2010
(In thousands of dollars, except per share data) (Unaudited)

	Three months ended
	March 31, 2011	March 31, 2010
Interest income
Loans (including fee income)	$4,835	$5,179
Securities
Taxable	562	1,015
Exempt from federal income tax	36	76
Federal funds sold and other	16	6
Total interest income	5,449	6,276
Interest expense
Time deposits	623	1,284
Other deposits	91	204
Repurchase agreements and federal funds purchased	30	76
Federal Home Loan Bank advances	0	8
Subordinated debentures	57	104
Total interest expense	801	1,676
Net interest income	4,648	4,600
Provision for loan and lease losses	1,200	3,713
Net interest income after provision for loan and lease losses	3,448	887
Noninterest income
Service fees on deposits	413	550
Trust income	194	191
Gain on sale of securities	0	653
Net gain on sale of other real estate owned	67	138
Other than temporary impairment of securities	(143)	(208)
Noncredit portion of other than temporary impairment of securities	(20)	(20)
Other operating income	322	307
Total noninterest income	833	1,611
Noninterest expense
Salaries and employee benefits	1,793	1,795
Occupancy and equipment, net	673	629
Data processing	507	454
FDIC insurance	381	337
Legal	205	162
Audit and other professional	286	283
Amortization of core deposit intangible asset	0	116
Write-down of other real estate owned	673	0
Other operating expenses	865	719
Total noninterest expense	5,383	4,495
Loss before income taxes	(1,102)	(1,997)
Income tax expense	0	0
Net loss	(1,102)	(1,997)
Dividends to preferred stockholders	230	221
Accretion of discount on preferred stock	34	31
Net loss available to common stockholders	$(1,366)	$(2,249)

Basic loss per share	$(0.32)	$(0.55)

Diluted loss per share	$(0.32)	$(0.55)

Comprehensive loss	$(771)	$(392)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2011 and 2010
(In thousands of dollars) (Unaudited)

	Three months ended
	March 31, 2011	March 31, 2010
Cash flows - operating activities
Net loss	$(1,102)	$(1,997)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	171	163
Gain on sales of securities	0	(653)
Net impairment loss on securities	163	228
Provision for loan and lease losses	1,200	3,713
Write-down of other real estate owned	673	0
Net gain on sale of other real estate owned	(67)	(138)
Amortization of other intangible assets	0	116
Net change in accrued interest receivable and other assets	781	727
Net change in accrued interest payable and other liabilities	(172)	211
Restricted stock awards expense	152	0
Net cash - operating activities	1,799	2,370
Cash flows - investing activities
Proceeds from maturities, calls and principal reductions of securities available for sale	1,739	3,589
Proceeds from sales of securities available for sale	0	41,193
Purchases of securities available for sale	0	(5,148)
Change in loans made to customers	10,622	13,111
Property and equipment expenditures	(24)	(40)
Improvements to other real estate owned	0	(29)
Proceeds from sales of other real estate owned	1,544	332
Net cash - investing activities	13,881	53,008
Cash flows - financing activities
Net increase (decrease) in:
Deposits	5,429	(40,742)
Securities sold under repurchase agreements	(7,371)	(6,099)
Advances from borrowers for taxes and insurance	790	477
Net cash - financing activities	(1,152)	(46,364)
Net change in cash and cash equivalents	14,528	9,014
Cash and cash equivalents at beginning of period	30,357	34,194
Cash and cash equivalents at end of period	$44,885	$43,208

Cash paid for interest	$930	$1,861
Noncash transfer of loans to other real estate owned	61	8,056
Noncash accrual of preferred dividends	230	221

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three months ended March 31, 2011 and 2010
(In thousands of dollars, except for per share data) (Unaudited)

	Common Stock	Preferred Stock	Warrants	Additional Paid-In Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, December 31, 2009	$1,789	$16,641	$681	$11,584	$20,632	$(9,280)	$(1,746)	$40,301
Net loss					(1,997)			(1,997)
Accrued dividend on preferred stock					(221)			(221)
Accretion of preferred stock discount issued		31			(31)			0
Unrealized gain on securities available for sale, net of deferred tax							1,605	1,605
Balance, March 31, 2010	$1,789	$16,672	$681	$11,584	$18,383	$(9,280)	$(141)	$39,688

Balance, December 31, 2010	$1,789	$16,768	$681	$11,584	$13,250	$(9,280)	$(1,507)	$33,285
Net loss					(1,102)			(1,102)
Accrued dividend on preferred stock					(230)			(230)
Accretion of preferred stock discount issued		34			(34)			0
Restricted stock awards from treasury stock				(4,814)		4,814		0
Accretion of unearned portion of restricted stock awards				152				152
Unrealized gain on securities available for sale, net of deferred tax..							331	331
Balance, March 31, 2011	$1,789	$16,802	$681	$6,922	$11,884	$(4,466)	$(1,176)	$32,436

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

NORTHERN STATES FINANCIAL CORPORTION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

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

The interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes (or "notes thereto") of the Company for the years ended December 31, 2010 and 2009 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission.  The results of operations for the three month period ended March 31, 2011 included herein are not necessarily indicative of the results to be expected for the full year 2011.

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

Index

NORTHERN STATES FINANCIAL CORPORTION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

Dollars in thousands, except per share data)	Three Months Ended
	March 31,
	2011	2010
Basic loss per share:
Net loss	$(1,102)	$(1,997)
Dividends accrued to preferred stockholders	230	221
Accretion of discount on preferred stock	34	31
Net loss available to common stockholders	$(1,366)	$(2,249)
Weighted average common shares outstanding	4,270,553	4,072,255
Basic loss per share	$(0.32)	$(0.55)

Diluted loss per share:
Net loss	$(1,102)	$(1,997)
Dividends accrued to preferred stockholders	230	221
Accretion of discount on preferred stock	34	31
Net loss available to common stockholders	$(1,366)	$(2,249)
Weighted average common shares outstanding	4,270,553	4,072,255
Add: Dilutive effect of assumed warrant exercises.	0	0
Weighted average common and dilutive common shares outstanding	4,270,553	4,072,255
Diluted loss per share	$(0.32)	$(0.55)

Note 2 – Preferred Stock

On February 20, 2009, pursuant to the Treasury Department’s TARP Capital Purchase Program, the Company issued to the Treasury Department, in exchange for total proceeds of $17,211,000, (i) 17,211 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), par value $.40 per share and a liquidation amount equal to $1,000 per share, and (ii) a ten-year warrant (the “Warrant”) to purchase up to 584,084 shares of the Company’s common stock, at an exercise price of $4.42 per share.  The $17,211,000 proceeds were allocated to the Series A Preferred Stock and the Warrant based on the relative fair value of the instruments.  The fair value of the preferred stock was estimated using an approximate 12% discount rate and a five-year expected life.  A fair value of $681,000 was estimated for the warrants using a Black-Sholes valuation.  The assumptions used in the Black-Sholes valuation were as follows: $4.42 strike price based on the contract, approximately 53% for the calculated volatility, 3.1% for the weighted average dividends, five years for the expected term and 2% for the risk free rate.

Index

NORTHERN STATES FINANCIAL CORPORTION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

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

Dividends are payable quarterly on the Series A Preferred Stock at an annual dividend rate of 5% per year for the first five years, and 9% per year thereafter.  The effective yield of the Series A Preferred Stock approximates 5.94%.  In November 2009, the Company notified the Treasury Department of its intent to suspend its dividend payments on its Series A Preferred Stock.  The suspension of the dividend has continued through March 31, 2011.  At March 31, 2011, the dividend payable to the Treasury Department including interest on unpaid dividends totaled $1,448,000.  The suspension of dividend payments is permissible under the terms of the TARP Capital Purchase Program, but the dividend is a cumulative dividend and failure to pay dividends for six dividend periods would trigger board of director appointment rights for the holder of the Series A Preferred Stock, currently the U.S. Treasury.  At March 31, 2011, the Company had suspended six dividend payments.  In January 2011, the Company agreed to allow a Treasury representative to attend its board of directors meetings as an observer.

For as long as any shares of Series A Preferred Stock are outstanding, no dividends may be declared or paid on the Company’s common stock unless all accrued and unpaid dividends for all past dividend periods on the Series A Preferred Stock are fully paid. Pursuant to the Capital Purchase Program, the Treasury Department’s consent is required for any increase in dividends on the Company’s common stock above the amount of $0.40 per share, the last semi-annual common stock dividend declared by the Company prior to October 14, 2008, unless the Series A Preferred Stock is redeemed in whole or until the Treasury Department has transferred all of the Series A Preferred Stock it owns to third parties.

The Company may not repurchase any of its common stock without the prior consent of the Treasury Department for as long as the shares of Series A Preferred Stock are outstanding to the Treasury Department or until the Treasury Department transfers all of the Series A Preferred Stock it owns to third parties.

Note 3 – Common Stock

Information related to common stock at the dates indicated was as follows:

	March 31, 2011	December 31, 2010
Par value per share	$0.40	$0.40
Authorized shares	6,500,000	6,500,000
Issued shares	4,472,255	4,472,255
Treasury shares	192,500	400,000
Outstanding shares	4,279,755	4,072,255

Index

NORTHERN STATES FINANCIAL CORPORTION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

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

In January 2011, shares totaling 207,500 of restricted stock were issued pursuant to the Plan from treasury stock.  Of the 80,000 shares issued to directors, 70,000 shares vested during the first quarter of 2011, while the remaining 10,000 shares will vest over a two-year period.  A total of 127,500 restricted stock shares were granted to employees of the Company which will vest over a two-year period.  The expense attributable to these restricted stock awards recognized during the three months ended March 31, 2011 totaled $152,000. The quarterly expense for the vesting of these issued restricted stock awards is expected to be $29,000 through year-end 2012.

Note 4 – Securities

At March 31, 2011 and December 31, 2010, the Company had the following securities in its investment  securities portfolio:

		Gross Unrealized
March 31, 2011 ($000's)	Fair Value	Gain	Loss

U.S. Treasury	$1,001	$0	$0
States and political subdivisions	3,923	106	0
Mortgage-backed securities	81,389	250	(2,351)
Equity securities	4,119	15	0

Total securities available for sale	$90,432	$371	$(2,351)

		Gross Unrealized
December 31, 2010 ($000's)	Fair Value	Gains	Losses

U.S. Treasury	$1,002	$1	$0
States and political subdivisions	3,997	75	(11)
Mortgage-backed securities	82,648	273	(2,738)
Other bonds	20	0	(114)
Equity securities	4,163	31	0

Total securities available for sale	$91,830	$380	$(2,863)

Index

NORTHERN STATES FINANCIAL CORPORTION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

                 During the first quarter of 2011, the Company sold no investment securities. During the  first quarter of 2010, the Company sold securities classified as available for sale having a carrying value of $40.5 million for liquidity purposes and the Company recognized a $653,000 gain and received $41.2 million in proceeds.

At March 31, 2011, the Company had pledged securities of $57.1 million as compared to $59.0 million at December 31, 2010.  Securities are pledged to secure public deposits, repurchase agreements and for other purposes as required or permitted by law.

Contractual maturities of securities available for sale at March 31, 2011 were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

March 31, 2011 ($000's)	Fair Value

Due in one year or less	$1,937
Due after one year through five years	560
Due after five years through ten years	890
Due after ten years	1,537
4,924
Mortgage-backed securities	81,389
Equity securities	4,119
Total securities available-for-sale	$90,432

During the quarter ended March 31, 2011, the Company recognized $29,000 of other than temporary impairment loss on its equity securities consisting of Federal National Mortgage Association (“FNMA”) preferred stock and Federal Home Loan Mortgage Corporation (“FHLMC”) preferred stock writing-off the remaining carrying value of these securities. The FNMA and FHLMC preferred stock were written down $2.0 million during 2008 to a net carrying value of $43,000.  There had been no other than temporary impairment losses recognized during the first and second quarters of 2010 on the FNMA and FHLMC preferred stock.  However, during the third quarter of 2010, the Company recognized $14,000 of other than temporary impairment losses on these securities, bringing their carrying value to $29,000.

For the quarter ended March 31, 2011, the Company recognized $134,000 of impairment losses on CDOs classified as other bonds based on cash flow analyses pursuant to the current guidelines on recognition of impairment losses.  For the first quarter of 2010, the Company had impairment losses of $228,000 on these CDOs.

The Company’s investment in CDOs at March 31, 2011, consisted of three securities having a combined original cost of $10.9 million; PreTSL XXII, PreTSL XXIV and PreTSL XXVII.  The Company’s CDOs consist of various tranches of each security, with different tranches having various risk factors and repayment schedules, with an “A” tranche having the least risk and “D” and “Income Notes” having the highest risk.  For PreTSL XXII, the Company’s tranche level is “Mezzanine Class C-2” and at March 31, 2011, approximately 29.7% of the issuers of the debt underlying PreTSL XXII were in default or deferring payments on their debt as compared with 29.3% at year-end 2010.  For PreTSL XXIV, the Company’s tranche level is “Mezzanine Class D” and at March 31, 2011, approximately 38.5% of the issuers of the debt underlying PreTSL XXIV were in default or deferring payments on their debt as compared with 37.6% at year-end 2010.  For PreTSL XXVII, the Company’s tranche level is “Mezzanine Class C-1” and at March 31, 2011, approximately 27.1% of the issuers of the debt underlying PreTSL XXVII were in default or deferring payments on their debt similar to year-end 2010.

Index

NORTHERN STATES FINANCIAL CORPORTION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

At March 31, 2011, there were 8 securities and at December 31, 2010, there were 10 securities in an unrealized loss position.  The securities at March 31, 2011 and December 30, 2010, with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, were as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2011 ($000's)	Value	Losses	Value	Losses	Value	Losses

Mortgage-backed securities	$66,914	$(2,351)	$0	$0	$66,914	$(2,351)
Total temporarily impaired	$66,914	$(2,351)	$0	$0	$66,914	$(2,351)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2010 ($000's)	Value	Losses	Value	Losses	Value	Losses

States and political subdivisions	$779	$(11)	$0	$0	$779	$(11)
Mortgage-backed securities	64,332	(2,738)	0	0	64,332	(2,738)
Other bonds	0	0	20	(114)	20	(114)
Total temporarily impaired	$65,111	$(2,749)	$20	$(114)	$65,131	$(2,863)

                At March 31, 2011, the Company does not intend to sell these securities in a loss position and believes it is unlikely that the Company will be required to sell the securities while they are in a loss position.

Note 5 – Subordinated Debentures

During September 2005, the Company issued $10.3 million of subordinated debentures to Northern States Statutory Trust I, a wholly-owned grantor trust, which in turn issued $10.3 million of trust preferred securities.  The Company is required to hold $310,000 of the trust preferred securities as Common Securities while the remaining $10 million were issued as Capital Securities.  The subordinated debentures mature in September 2035.  From December 2005 until September 15, 2010, the subordinated debentures bore interest at a rate equal to the sum of the product of 50% times the 3-month LIBOR plus 1.80%, plus the product of 50% times 6.186%.  After September 15, 2010 and until maturity, the subordinated debentures bear an interest rate of the 3-month LIBOR plus 1.80%.  The rate on the subordinated debentures was 2.10950% at March 31, 2011, which is the effective rate from March 15, 2011 through June 14, 2011.  For the three months ended March 31, 2011 and 2010, interest expense on the subordinated debentures was $57,000 and $104,000, respectively.

Index

NORTHERN STATES FINANCIAL CORPORTION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

The Company has guaranteed the payment of distributions and payments upon liquidation or redemption of the trust preferred securities, in each case to the extent of funds held by the Trust. The Company and the Trust believe that, taken together, the obligations of the Company under the guarantee, the subordinated debentures, and other related agreements provide, in the aggregate, a full, irrevocable and unconditional guarantee, on a subordinated basis, of all of the obligations of the Trust under the trust preferred securities. Subject to certain limitations, the Company has the right to defer the payment of interest on the junior subordinated debentures at any time, or from time to time, for a period not to exceed 20 consecutive quarters.  In November 2009, the Company notified the trustee that holds the Company’s junior subordinated debentures relating to its outstanding trust preferred securities that the Company would be deferring its regularly scheduled quarterly interest payments.  The Company has continued to defer its quarterly interest payments through March 31, 2011.  As of March 31, 2011, the accrued interest payable on the subordinated debentures totaled $566,000.  During the deferral period, the Company may not pay any dividends on its common or preferred stock. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the subordinated debentures at maturity or their earlier redemption. The subordinated debentures were callable at par beginning in 2010 after the Company has obtained Federal Reserve approval, if then required under applicable guidelines or regulations.  Subject to certain exceptions, the Company may not without the consent of the Treasury Department engage in repurchases of the Company’s common stock or trust preferred securities until all shares of Series A Preferred Stock issued to the Treasury Department have been redeemed or transferred by the Treasury Department.

Note 6 – Allowance for Loan and Lease Losses and Credit Disclosures

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

Senior management and other lenders review all Watch and Substandard credits to determine if a loan is impaired.  A loan is considered impaired if it is probable that full principal and interest will not be collected within the contractual terms of the original note.  For loans that are individually evaluated and determined to be impaired the Company calculates the amount of impairment based on whether repayment of the loan is dependent on operating cash flow or on the underlying collateral.  The decision of which method to use is determined by looking at a number of factors, including the size of the loan and other available information.  If the loan is to be repaid primarily from the operating cash flow from the borrower, the impairment analysis calculates the present value of the expected future cash flows discounted at the loan’s effective interest rate and compares the result to the recorded investment.  Collateral-dependent loans are measured against the fair value of the collateral less the costs to sell.

The remaining unimpaired loan portfolio is segmented into groups based on loan types having similar risk characteristics.  Estimated loan losses for these groups are determined using historical loss experience and adjusted for other environmental and qualitative factors the Company deems significant that would likely cause estimated credit losses to differ from the group’s historical loss experience.

Allocations of the ALLL may be made for specific loans and leases, but the entire allowance is available for any loan or lease that, in management’s judgment, should be charged-off.  Loan and lease losses are charged against the allowance when management believes the uncollectability of a loan or lease balance is confirmed.

Index

NORTHERN STATES FINANCIAL CORPORTION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

It is the Company’s policy to administer and pursue charged-off borrowers with the same diligence as other loans.  Charging off an exposure is an accounting entry and does not affect the borrower’s obligation to repay the indebtedness.  Administration of charged-off exposure is governed by maximization of recoveries, and borrowers will be pursued until, in the opinion of management, future costs of collection exceed probable future recoveries.

Activity in the allowance for loan and lease losses for the three months ended March 31, 2011 and 2010 follows:

For the Three Months Ended	Beginning				Ending
March 31, 2011 ($ 000's)	Balance	Provision		Recoveries	Balance
	Allowance	Charges to		to Loans	Allowance
	for Loan	Operating	Loans	Previously	for Loan
	Losses	Expense	Charged Off	Charged Off	Losses

Commercial	$1,013	$182	$0	$4	$1,199
Real estate-construction	2,842	(567)	(1)	0	2,274
Real estate-mortgage 1-4 family	988	(18)	(254)	0	716
Real estate-mortgage 5+ family	1,025	884	0	0	1,909
Real estate-mortgage commercial	11,977	721	(750)	0	11,948
Home equity	468	(3)	0	0	465
Leases	0	0	0	0	0
Installment	23	1	(4)	1	21

Total	$18,336	$1,200	$(1,009)	$5	$18,532

For the Three Months Ended	Beginning				Ending
March 31, 2010 ($ 000's)	Balance	Provision		Recoveries	Balance
	Allowance	Charges to		to Loans	Allowance
	for Loan	Operating	Loans	Previously	for Loan
	Losses	Expense	Charged Off	Charged Off	Losses

Commercial	$516	$837	$(93)	$2	$1,262
Real estate-construction	2,591	(354)	0	0	2,237
Real estate-mortgage 1-4 family	725	(98)	0	0	627
Real estate-mortgage 5+ family	799	(245)	0	0	554
Real estate-mortgage commercial	12,138	3,255	(222)	0	15,171
Home equity	1,241	16	0	0	1,257
Leases	0	306	(306)	0	0
Installment	17	(4)	(3)	4	14

Total	$18,027	$3,713	$(624)	$6	$21,122

Index

NORTHERN STATES FINANCIAL CORPORTION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

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

Troubled Debt Restructuring:  Restructuring of loans is undertaken to improve the likelihood that the loan will be repaid in full under the modified terms in accordance with a reasonable repayment schedule.  All restructured loans are evaluated to determine whether the loans should be reported as a Troubled Debt Restructure (“TDR”).  A loan is a TDR when the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower by modifying or renewing a loan that the Company would not otherwise consider.  To make this determination the Company must determine whether (a) the borrower is experiencing financial difficulties and (b) the Company granted the borrower a concession.  This determination requires consideration of all of the facts and circumstances surrounding the modification.  An overall general decline in the economy or some deterioration in a borrower’s financial condition does not automatically mean the borrower is experiencing financial difficulties.

A restructured loan classified as a TDR need not continue to be reported as such in calendar years after the year in which the restructuring took place if the loan yields a market rate and is in compliance with the loan’s modified terms.  In determining whether the rate is a market rate the Company considers the risk of the transaction, the structure of the loan, the borrower’s financial condition, financial support of the guarantor and protection provided by the collateral.  The Company also considers rates given to other borrowers for similar loans as well as what competitors are offering.  To be in compliance with the modified loan terms the borrower should demonstrate the ability to repay under the modified terms for a period of at least six months.

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

Index

NORTHERN STATES FINANCIAL CORPORTION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

Substandard:  A Substandard loan is inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged, if any.  These loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt and have a distinct possibility that the Company may sustain some loss if the deficiencies are not corrected.

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

Below shows the allocation of the allowance for loan and lease losses by segment to loans and leases individually and collectively evaluated for impairment:

At March 31, 2011 ($ 000’s)			Allowance		Allowance
			for Loan		for Loan
			Losses		Losses
	Ending		Allocated to		Allocated to
	Balance	Loans	Loans	Loans	Loans
	Total	Individually	Individually	Collectively	Collectively
	Loans	Evaluated	Evaluated	Evaluated	Evaluated
	and	for	for	for	for
	Leases	Impairment	Impairment	Impairment	Impairment

Commercial	$19,820	$1,502	$776	$18,318	$423
Real estate-construction	29,896	12,969	1,609	16,927	665
Real estate-mortgage 1-4 family	40,297	6,632	322	33,665	394
Real estate-mortgage 5+ family	43,254	12,191	1,534	31,063	375
Real estate-mortgage commercial	215,324	62,064	7,516	153,260	4,432
Home equity	22,886	1,842	276	21,044	189
Leases	403	0	0	403	0
Installment	1,589	8	0	1,581	21

Balance at March 31, 2011	$373,469	$97,208	$12,033	$276,261	$6,499

Index

NORTHERN STATES FINANCIAL CORPORTION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

At December 31, 2010 ($ 000’s)			Allowance		Allowance
			for Loan		for Loan
			Losses		Losses
	Ending		Allocated to		Allocated to
	Balance	Loans	Loans	Loans	Loans
	Total	Individually	Individually	Collectively	Collectively
	Loans	Evaluated	Evaluated	Evaluated	Evaluated
	and	for	for	for	for
	Leases	Impairment	Impairment	Impairment	Impairment

Commercial	$20,927	$1,570	$614	$19,357	$399
Real estate-construction	29,776	11,711	2,070	18,065	772
Real estate-mortgage 1-4 family	41,228	5,737	441	35,491	547
Real estate-mortgage 5+ family	44,021	8,594	491	35,427	534
Real estate-mortgage commercial	223,546	51,116	6,579	172,430	5,398
Home equity	23,392	1,816	274	21,576	194
Leases	442	0	0	442	0
Installment	1,807	8	0	1,799	23

Balance at December 31, 2010	$385,139	$80,552	$10,469	$304,587	$7,867

Index

NORTHERN STATES FINANCIAL CORPORTION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

Below shows the age analysis of the past due loans and leases by segment and class at March 31, 2011 and December 31, 2010:

At March 31, 2011 ($ 000's)							Greater
							Than
							90 Days Past
				Greater		Total	Due and
		30-59 Days	60-89 Days	Than 90 Days	Total	Loans and	Still
	Current	Past Due	Past Due	Past Due	Past Due	Leases	Accruing

Commercial	$17,709	$184	$28	$1,899	$2,111	$19,820	$1,686
Real estate-construction
1-4 family	14,593	0	0	2,843	2,843	17,436	18
Other	11,251	0	0	1,209	1,209	12,460	0
Real estate-mortgage
1-4 family	37,460	401	0	2,436	2,837	40,297	150
Real estate-mortgage
5+ family	34,663	0	0	8,591	8,591	43,254	0
Real estate-mortgage
Commercial
Owner occupied	59,050	6,880	1,706	940	9,526	68,576	35
Non-owner occupied	81,406	0	329	1,750	2,079	83,485	0
Hotel industry	54,118	0	2,733	6,412	9,145	63,263	0
Home equity	20,993	288	287	1,318	1,893	22,886	32
Leases	403	0	0	0	0	403	0
Installment	1,555	32	2	0	34	1,589	0

Balance at March 31, 2011	$333,201	$7,785	$5,085	$27,398	$40,268	$373,469	$1,921

Index

NORTHERN STATES FINANCIAL CORPORTION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

At December 31, 2010 ($ 000's)							Greater
							Than
							90 Days Past
				Greater		Total	Due and
		30-59 Days	60-89 Days	Than 90 Days	Total	Loans and	Still
	Current	Past Due	Past Due	Past Due	Past Due	Leases	Accruing

Commercial	$20,178	$78	$158	$513	$749	$20,927	$513
Real estate-construction
1-4 family	14,234	0	0	2,886	2,886	17,120	0
Other	10,263	0	1,184	1,209	2,393	12,656	0
Real estate-mortgage
1-4 family	36,416	894	1,236	2,682	4,812	41,228	130
Real estate-mortgage
5+ family	35,426	164	0	8,431	8,595	44,021	0
Real estate-mortgage
Commercial
Owner occupied	65,485	749	2,181	414	3,344	68,829	0
Non-owner occupied	84,353	0	272	1,596	1,868	86,221	296
Hotel industry	62,072	0	0	6,424	6,424	68,496	0
Home equity	21,487	73	300	1,532	1,905	23,392	172
Leases	442	0	0	0	0	442	0
Installment	1,756	13	8	30	51	1,807	30

Balance at December 31, 2010	$352,112	$1,971	$5,339	$25,717	$33,027	$385,139	$1,141

Index

NORTHERN STATES FINANCIAL CORPORTION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

The Company utilizes a loan rating system as a means of identifying problem and potential loans.  Below shows the loan ratings of loans and leases at March 31, 2011 and December 31, 2010:

At March 31, 2011 ($ 000’s)	Pass	Watch	Substandard	Nonaccrual	Doubtful	Total

Commercial	$15,767	$2,550	$1,290	$213	$0	$19,820
Real estate-construction
1-4 family	2,713	4,230	7,669	2,824	0	17,436
Other	430	9,554	1,267	1,209	0	12,460
Real estate-mortgage 1-4 family	29,093	4,572	4,346	2,286	0	40,297
Real estate-mortgage 5+ family	24,602	6,461	3,600	8,591	0	43,254
Real estate-mortgage commercial
Owner occupied	38,744	15,070	6,542	8,220	0	68,576
Non-owner occupied	49,120	21,699	10,916	1,750	0	83,485
Hotel industry	18,990	9,637	28,224	6,412	0	63,263
Home equity	20,251	793	489	1,353	0	22,886
Leases	330	73	0	0	0	403
Installment	1,581	0	8	0	0	1,589

Balance at March 31, 2011	$201,621	$74,639	$64,351	$32,858	$0	$373,469

At December 31, 2010 ($ 000’s)	Pass	Watch	Substandard	Nonaccrual	Doubtful	Total

Commercial	$17,470	$1,887	$1,570	$0	$0	$20,927
Real estate-construction
1-4 family	6,587	1,181	6,466	2,886	0	17,120
Other	557	9,740	1,150	1,209	0	12,656
Real estate-mortgage 1-4 family	30,356	5,135	3,185	2,552	0	41,228
Real estate-mortgage 5+ family	25,341	10,086	0	8,594	0	44,021
Real estate-mortgage commercial
Owner occupied	39,757	17,282	9,985	1,805	0	68,829
Non-owner occupied	52,509	29,034	3,378	1,300	0	86,221
Hotel industry	19,207	14,641	28,224	6,424	0	68,496
Home equity	20,783	793	457	1,359	0	23,392
Leases	358	84	0	0	0	442
Installment	1,799	0	8	0	0	1,807

Balance at December 31, 2010	$214,724	$89,863	$54,423	$26,129	$0	$385,139

Index

NORTHERN STATES FINANCIAL CORPORTION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

The following tables present loans and leases by segment and class individually evaluated for impairment at March 31, 2011 and December 31, 2010 and the average recorded investment and investment income recognized for the three ended March 31, 2011:

At and for the Three Months Ended March 31, 2011 ($ 000's)					Investment
					Income
					Recognized
		Unpaid		Average	For Three
	Recorded	Principal	Related	Recorded	Months Ended
	Investment	Balance	Allowance	Investment	March 31. 2011

With no related allowance recorded:
Commercial	$31	$31	$0	$33	$1
Real estate-construction
1-4 family	2,864	2,864	0	2,501	22
Other	851	2,584	0	773	0
Real estate-mortgage 1-4 family	3,578	3,578	0	3,725	25
Real estate-mortgage 5+ family	7,936	7,936	0	5,538	57
Real estate-mortgage commercial
Owner occupied	4,989	4,989	0	4,369	37
Non-owner occupied	8,687	8,687	0	3,657	13
Hotel industry	3,214	3,214	0	3,214	32
Home equity	556	556	0	535	6
Leases	0	0	0	0	0
Installment	8	8	0	8	0
With an allowance recorded:
Commercial	695	1,471	776	803	24
Real estate-construction
1-4 family	6,189	7,630	1,441	5,880	45
Other	1,456	1,624	168	1,456	9
Real estate-mortgage 1-4 family	2,732	3,054	322	2,361	27
Real estate-mortgage 5+ family	2,721	4,255	1,534	3,415	0
Real estate-mortgage commercial
Owner occupied	6,337	9,773	3,436	6,913	12
Non-owner occupied	11,596	12,176	372	11,533	120
Hotel industry	19,724	26,409	3,708	18,781	193
Home equity	1,010	1,286	276	1,016	0
Leases	0	0	0	0	0
Installment	0	0	0	0	0
Total:
Commercial	$726	$1,502	$776	$836	$25
Real estate-construction	11,360	14,702	1,609	10,610	76
Real estate-mortgage 1-4 family	6,310	6,632	322	6,086	52
Real estate-mortgage 5+ family	10,657	12,191	1,534	8,953	57
Real estate-mortgage commercial	54,547	65,248	7,516	48,467	407
Home equity	1,566	1,842	276	1,551	6
Leases	0	0	0	0	0
Installment	8	8	0	8	0

Total at March 31, 2011	$85,174	$102,125	$12,033	$76,511	$623

Index

NORTHERN STATES FINANCIAL CORPORTION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

At December 31, 2010 ($ 000's)		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance

With no related allowance recorded:
Commercial	$35	$35	$0
Real estate-construction
1-4 family	1,680	1,680	0
Other	734	2,468	0
Real estate-mortgage 1-4 family	3,454	3,454	0
Real estate-mortgage 5+ family	7,172	7,172	0
Real estate-mortgage commercial
Owner occupied	2,971	2,971	0
Non-owner occupied	1,768	1,768	0
Hotel industry	5,947	5,947	0
Home equity	525	525	0
Leases	0	0	0
Installment	8	8	0
With an allowance recorded:
Commercial	921	1,535	614
Real estate-construction
1-4 family	5,771	7,673	1,902
Other	1,456	1,624	168
Real estate-mortgage 1-4 family	1,842	2,282	441
Real estate-mortgage 5+ family	931	1,422	491
Real estate-mortgage commercial
Owner occupied	7,391	8,369	978
Non-owner occupied	3,121	3,567	239
Hotel industry	23,339	31,677	5,362
Home equity	1,017	1,291	274
Leases	0	0	0
Installment	0	0	0
Total:
Commercial	$956	$1,570	$614
Real estate-construction	9,641	13,445	2,070
Real estate-mortgage 1-4 family	5,296	5,736	441
Real estate-mortgage 5+ family	8,103	8,594	491
Real estate-mortgage commercial	44,537	54,299	6,579
Home equity	1,542	1,816	274
Leases	0	0	0
Installment	8	8	0

Total at December 31, 2010	$70,083	$85,468	$10,469

Index

NORTHERN STATES FINANCIAL CORPORTION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

Note 7 - Fair Value Measurement

Below shows information about the Company's securities that were measured at fair value on a recurring basis and the valuation techniques used by the Company to determine fair values.

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

Securities Available for Sale ($000’s)		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury	$1,001	$1,001	$0	$0
States and political subdivisions	3,923	0	3,923	0
Mortgage-backed securities	81,389	0	81,389	0

Equity securities	4,119	4,119	0	0
At March 31, 2011	$90,432	$5,120	$85,312	$0

U.S. Treasury	$1,002	$1,002	$0	$0
States and political subdivisions	3,997	0	3,997	0
Mortgage-backed securities	82,648	0	82,648	0
Other bonds	20	0	0	20
Equity securities	4,163	4,163	0	0
At December 31, 2010	$91,830	$5,165	$86,645	$20

Index

NORTHERN STATES FINANCIAL CORPORTION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

The Company's change in Level 3 securities measured at fair value on a recurring basis was as follows:

Securities
Available
for Sale ($000’s)
Balance at December 31, 2010	$20
Total realized and unrealized gains (losses) included in income	(163)
Total unrealized gains (losses) included in other comprehensive income	143
Net purchase, sales, calls and maturities	0
Net transfer into Level 3	0
Balance at March 31, 2011	$0

Securities
Available
for Sale ($000’s)
Balance at December 31, 2009	$37
Total realized and unrealized gains (losses) included in income	(228)
Total unrealized gains (losses) included in other comprehensive income	208
Net purchase, sales, calls and maturities	0
Net transfer into Level 3	0
Balance at March 31, 2010	$17

The Company used accounting guidelines to determine other than temporary impairment losses on its Collateralized Debt Obligations ("CDOs") as the fair value of these securities was not readily determinable by the market.  The impairment losses on the CDOs were due to defaults and deferral of payments by the financial institutions and insurance companies that issued the debt underlying the securities. The Company used cash flow analyses on its CDOs to determine other than temporary impairment losses of $134,000 on the remaining book value of these CDOs during the quarter ended March 31, 2011 and $228,000 for the quarter ended March 31, 2010.  The cash flow analyses used at March 31, 2011 assumed that 1.25 percent of the debt that underlies the CDOs will default annually with no recoveries.  The Company believes that these estimates are supportable based on its analyses of actual defaults and deferrals and of the actual financial condition of the debtors underlying the CDOs.  At March 31, 2011, these CDOs have been totally written-off with no remaining carrying value.

During the first quarter of 2011, the Company had a write-down of $29,000 to its equity securities consisting of preferred stock issued by the Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) based on the market value of these securities.

Index

NORTHERN STATES FINANCIAL CORPORTION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011
(Unaudited)

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

During the first quarter of 2011 and 2010, the Company recorded adjustments to certain collateral dependent loans measured for impairment in accordance with accounting guidelines.  Such amounts are generally based on the estimated underlying collateral values less estimated costs to sell that support the loans.  In cases where the carrying value of the loans exceed the estimated fair value of the collateral less estimated costs, an impairment loss was recognized.  The Company also recorded adjustments to certain cash flow dependent loans consisting primarily of troubled debt restructured loans that were measured for impairment in accordance with accounting guidelines.  In the case of the cash flow dependent troubled debt restructured loans, impairment was determined by comparing the discounted cash flows based on the concessions with the Company’s recorded investment.  The Company made allocations for impaired loans totaling $1.8 million and $3.1 million for the three months ended March 31, 2011 and 2010, respectively.

Impaired Loans ($000’s)		Fair Value Measurements at Reporting Date Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
At March 31, 2011	$52,460	$0	$0	$52,460

At December 31, 2010	$56,992	$0	$0	$56,992

Impaired Other Real Estate Owned ($000’s)		Fair Value Measurements at Reporting Date Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
At March 31, 2011	$21,785	$0	$0	$21,785

At December 31, 2010	$23,874	$0	$0	$23,874

During the quarter ended March 31, 2011, the Company recorded $673,000 in write-down adjustments to certain properties carried as other real estate owned that were measured for impairment in accordance with accounting guidelines.  Such amounts are generally based on the estimated underlying fair values of the properties less estimated costs to sell.  In cases where the carrying value of the properties exceed the estimated fair value of the property less estimated costs, an impairment loss was recognized.  There were no other real estate owned write-down adjustments recorded during the quarter ended March 31, 2010.

Index

NORTHERN STATES FINANCIAL CORPORTION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

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

The estimated fair values of financial instruments at March 31, 2011 and December 31, 2010 were:

	Carrying	Estimated
March 31, 2011 ($000's)	Value	Fair Value
Financial assets:
Cash and cash equivalents	$44,885	$44,885
Securities available for sale	90,432	90,432
Loans and leases, net	354,570	368,007
Federal Home Loan Bank stock	1,801	1,801
Accrued interest receivable	1,697	1,697

Financial liabilities:
Deposits	$(451,980)	$(451,977)
Securities sold under repurchase agreements	(28,146)	(28,064)
Subordinated debentures	(10,310)	(6,069)
Advances from borrowers for taxes and insurance	(1,899)	(1,899)
Accrued interest payable	(1,188)	(1,188)

	Carrying	Estimated
December 31, 2010 ($000's)	Value	Fair Value
Financial assets:
Cash and cash equivalents	$30,357	$30,357
Securities available for sale	91,830	91,830
Loans and leases, net	366,453	359,891
Federal Home Loan Bank stock	1,801	1,801
Accrued interest receivable	1,751	1,751

Financial liabilities:
Deposits	$(446,551)	$(447,147)
Securities sold under repurchase agreements	(35,517)	(35,421)
Subordinated debentures	(10,310)	(5,904)
Advances from borrowers for taxes and insurance	(1,109)	(1,109)
Accrued interest payable	(1,317)	(1,317)

Index

NORTHERN STATES FINANCIAL CORPORTION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

Note 8 – Consent Order and Written Agreement

On April 16, 2010, the Company’s wholly-owned subsidiary, NorStates Bank (the “Bank”), and the Federal Deposit Insurance Corporation (the “FDIC”) and the Illinois Department of Financial and Professional Regulation (the “IDFPR”) entered into a joint Consent Order.  Pursuant to the Consent Order, among other things, the Bank has agreed to undertake the following:

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

Index

NORTHERN STATES FINANCIAL CORPORTION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

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

On March 17, 2011, the Company and the Federal Reserve Bank of Chicago (“Reserve Bank”) entered into a Written Agreement.  Pursuant to the Written Agreement, among other things, the Company has agreed to undertake the following:

1)	serve as a source of strength to the Bank;

2)	abstain from paying any dividends, redeeming any stock or incurring any debt without Federal Reserve approval;

3)	adopt a capital plan;

4)	provide the Federal Reserve with cash flow projections on a quarterly basis;

5)
notify the Federal Reserve of the proposed addition of any individual to the Board of Directors or the employment of any individual as a senior executive officer of the Company before such addition or employment becomes effective; and

6)	provide progress reports to the Federal Reserve concerning the Company’s compliance with the Written Agreement.

Index

NORTHERN STATES FINANCIAL CORPORTION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

Note 9 – Management Plans

Management and the Board of Directors are committed to complying with the terms of the Consent Order and the Written Agreement, and have already taken, and continue to take, numerous steps to address these matters.  The Bank and the Company will report to the FDIC and the IDFPR, and the Federal Reserve, respectively, quarterly regarding its progress in complying with the provisions included in the Consent Order and the Written Agreement.  Compliance with the terms of the Consent Order and the Written Agreement will be an ongoing priority for management of the Bank and the Company.

The Bank continues to dedicate significant resources to effectively identify, monitor, and manage problem assets and reduce real estate loan concentrations.  A liquidity policy has been developed to identify the sources of liquid assets available to meet the Bank’s contingency funding needs.  Dividends have already been restricted and the Company has suspended its dividend payments on its Series A Preferred Stock issued to the Treasury Department as is permissible under the terms of the TARP Capital Purchase Program.  The Bank has also deferred payment of interest on its subordinated debentures issued in connection with its trust preferred securities.  The Bank’s Tier 1 to average assets ratio and total capital to assets ratio, on a risk adjusted basis, were 8.39 percent and 13.34 percent, respectively, as of March 31, 2011, which were above the capital levels required by the Consent Order of 8.00 percent and 12.00 percent, respectively.

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

Note 10 – Recent Accounting Pronouncements

In January 2011, the FASB issued ASU No. 2011-1 “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” ASU 2011-1 temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. Accordingly, management has not included such disclosures in Note 6 (Allowance for Loan and Lease Losses and Credit Disclosures footnote) of the interim financial statements.”

In April 2011, the FASB issued ASU No. 2011-2 “Receivables (Topic 310) - A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring.” ASU 2011-2 provides additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. In conjunction with ASU 2011-1, the effective date of the disclosures has been temporarily delayed.  Therefore, management has not included such disclosures in Note 6 (Allowance for Loan and Lease Losses and Credit Disclosures footnote) of the financial statements.” Management will implement the disclosures required by this standard beginning with the Company's September 30, 2011 interim financial statements.

Index

NORTHERN STATES FINANCIAL CORPORTION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion focuses on the consolidated financial condition of Northern States Financial Corporation (the “Company”) at March 31, 2011 compared to December 31, 2010 and the Company’s consolidated results of operations for the three month period ended March 31, 2011, compared with the three month period ended March 31, 2010.  The purpose of this discussion is to provide a better understanding of the condensed consolidated financial statements of the Company and the operations of its two wholly-owned subsidiaries, NorStates Bank (the “Bank”) and NorProperties, Inc. (“NorProp”), and the Bank’s wholly-owned subsidiary, Northern States Community Development Corporation (“NSCDC”). This discussion should be read in conjunction with the interim condensed consolidated unaudited financial statements and notes thereto included herein.

Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties.  The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "plan," or similar expressions.  The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted.  The Company undertakes no obligation to update these forward-looking statements in the future.  The Company cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to March 31, 2011 to differ materially from those expressed in forward-looking statements.  Factors that could cause actual results to differ from those predicted and could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, the potential for further deterioration in the credit quality of the Company’s loan and lease portfolios, uncertainty regarding the Company’s ability to ultimately recover on loans currently on nonaccrual status, the Company’s ability to comply with the provisions of the Consent Order and Written Agreement, further deterioration in the value of the Company’s other real estate owned, unanticipated changes in interest rates, general economic conditions, increasing regulatory compliance burdens or potential legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the quality or composition of the Company’s loan or investment portfolios, deposit flows, liquidity issues, competition, demand for loan products and financial services in the Company’s market area, and changes in accounting principles, policies and guidelines.  These risks and uncertainties should be considered in evaluating forward-looking statements.

OVERVIEW

Total assets at March 31, 2011 were $529.8 million, a slight decrease of $1.9 million from $531.7 million at December 31, 2010.  Loans totaled $373.1 million at March 31, 2011, a decrease of $11.7 million, or 3.0 percent, from $384.8 million at December 31, 2010.  Loans decreased as the Company lacked quality lending opportunities and as a $4.9 million loan that was outside of the Bank’s lending area was sold.  Contributing to the decrease in loans was the receipt of scheduled principal loan payments and loan payoffs in the normal course of business.  The Company’s cash and cash equivalents totaled $44.9 million at March 31, 2011, an increase of $14.5 million from December 31, 2010 as the Company continued to manage its liquidity.

Index

NORTHERN STATES FINANCIAL CORPORTION

Deposits totaled $452.0 million at March 31, 2011, increasing $5.4 million from $446.6 million at December 31, 2010.  Low cost demand deposits and savings accounts increased $1.2 million and $3.5 million from year-end, respectively.  Large time deposits of $100,000 or greater increased $12.1 million as the Company increased its wholesale internet time deposits while brokered deposits were reduced by $7.6 million and time deposits under $100,000 decreased $1.8 million from year-end.   The Company’s brokered time deposits decreased as management lowered this source of funding in order to comply with the regulatory restrictions applicable to adequately capitalized institutions and to manage its balance sheet.  Money market accounts decreased $2.5 million from year-end.

The Company’s borrowings though securities sold under repurchase agreements decreased $7.4 million to $28.1 million at March 31, 2011 as compared with $35.5 million at December 31, 2010.

The Company had a net loss available to common stockholders for the three months ended March 31, 2011 of $1,366,000, or $0.32 per share, compared with a net loss available to common stockholders of $2.2 million, or $0.55 per share for the same three months of 2010.  The loss for the three months ended March 31, 2011 was due primarily to the historically high provision for loan and lease losses of $1.2 million, write-downs of other real estate owned of $673,000 and write-downs to securities for other than temporary impairment of $163,000.  The securities on which the Company had incurred other than temporary losses during the past three years were completely written-off as of March 31, 2011.

The Company’s net interest income, the difference between interest earned on loans and investments and interest paid on deposits and borrowings, was $4.65 million for the first quarter of 2011 increasing 1.0 percent, or $48,000 from $4.60 million for the same quarter of 2010. The slight improvement to net interest income, despite declines to average earning assets in 2011, was attributable to reductions to rates paid on deposits.  The net yield on average interest earning assets on a tax equivalent basis increased to 3.70 percent during the first quarter of 2011 as compared with 3.24 percent for the same quarter of 2010.

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

 The allowance for loan and lease losses is a valuation allowance for potential credit losses, increased by the provision for loan and lease losses and decreased by charge-offs less recoveries. Management analyzes the adequacy of the allowance for loan and lease losses at least quarterly. In its analysis management estimates the allowance balance required using past loan and lease loss experience, the nature and volume of the portfolio, information about specific borrower situations, the present value of expected cash flows and collateral values, economic conditions and other factors.  Allocations of the allowance may be made for specific loans and leases, but the entire allowance is available for any loan or lease that, based on management’s judgment, should be charged-off.  Based on this analysis, management believes the allowance for loan and lease losses at March 31, 2011 is adequate to cover potential credit losses.

One of the components of the allowance for loan losses is historical loss experience.  Due to the increased historical losses during the recent past, the loss percentages used at March 31, 2011 were based on the recent trailing 24 months as it is believed to be more indicative of current loan loss estimates.

Index

NORTHERN STATES FINANCIAL CORPORTION

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

The Company recognized no income tax benefit for the first quarter of 2011 despite having an operating loss before income taxes of $1.1 million.  Per accounting rules, the Company for the first quarter 2011 continued to book tax benefits as a deferred tax asset with a corresponding offset increase to the deferred tax asset valuation allowance without recognizing a tax benefit on the income statement due to uncertainties as to the realization of these benefits.  For the first quarter of 2011, the Company’s tax benefit was calculated to be $415,000 which also increased the deferred tax asset valuation allowance to $16.7 million from $16.3 million at year-end 2010.  The Company will need to continue to analyze its deferred tax asset quarterly.

No income tax benefit for the first quarter of 2010 was recorded despite an operating loss before income taxes of $2.0 million.  The Company’s net deferred tax asset, exclusive of the deferred tax asset related to the unrealized loss on securities available for sale, totaled $14.5 million at March 31, 2010 that was offset by a deferred tax asset valuation allowance for the same amount.

FINANCIAL CONDITION

The Company’s cash and cash equivalents totaled $44.9 million at March 31, 2011, an increase of $14.5 million, or 47.9 percent, from December 31, 2010 as the Company continued to manage its liquidity.  The Company’s interest bearing deposits in financial institutions – maturities less than 90 days, a component of cash and cash equivalents increased $15.4 million from year-end.  This Company increased its balances at the Federal Reserve Bank of Chicago as the interest rate paid there was greater than or comparable to rates paid on federal funds sold.

The Company’s securities available for sale declined $1.4 million, to $90.4 million at March 31, 2011 compared with $91.8 million at year-end 2010.  The declines in securities were due to scheduled security maturities and pay-downs as well as the write-downs to securities for other than temporary impairment of $163,000.  The Company’s investments in mortgage-backed securities decreased $1.2 million to $81.4 million at March 31, 2011 as compared with $82.6 million at December 31, 2010 due to scheduled pay-downs.

The $163,000 of other than temporary impairment write-downs during the first quarter of 2011was due in part to write-downs of $134,000 to the Company’s CDOs consisting of trust preferred securities issued by other financial institutions carried as other bonds. The write-downs to the CDOs were based on an analysis of the collateral and the expected discounted cash flows. The CDOs had an original par value of $10.9 million which at March 31, 2011 has been completely written-off.  The balance of the other than temporary impairment write-downs of $29,000 were for write-downs to equity securities consisting of preferred stock issued by FNMA and FHLMC.  These preferred stocks had an original par value of $2.0 million which was completely written-off at March 31, 2011.  In April 2011, these preferred stocks were sold for $142,000 and a corresponding gain was recognized.

At March 31, 2011, the Company had pledged securities of $57.1 million as compared to $59.0 million at December 31, 2010.  The securities were pledged to secure public deposits, repurchase agreements and for other purposes as required or permitted by law.

Index

NORTHERN STATES FINANCIAL CORPORTION

Loans and leases totaled $373.1 million at March 31, 2011, decreasing $11.7 million, or 3.0 percent, from $384.8 million at December 31, 2010.  Management made a decision to sell a $4.9 million loan secured by a hotel after charging off $750,000 to the allowance for loan and lease losses with the Company netting cash of $4.1 million from the transaction.  The Company sold the loan as it was outside of the Bank’s lending area and was part of a concentration of the loans that management is committed to reducing.  The remaining reduction to loans was due to scheduled principal loan payments and loan payoffs in the normal course of business.

At March 31, 2011, approximately 94 percent of the Bank’s loan portfolio was secured by real estate.  The Company’s loans to the hotel industry totaled $63.3 million, or 195 percent of total capital, at March 31, 2011 decreasing $5.2 million primarily from the sale of the $4.9 million loan discussed above.  Loans totaling $33.5 million secured by 1-4 family homes and 5+ family residences at March 31, 2010 were pledged to secure a line of credit of $17.4 million from the Federal Home Loan Bank of Chicago.  At March 31, 2011, loans totaling $94.9 million had payment schedules where only interest is collected until the loans mature as compared with $103.1 million in loans at December 31, 2010.  At March 31, 2011, $21.0 million of the loans having interest only payments consisted of home equity loans.

Loan commitments increased $4.6 million to $41.1 million at March 31, 2010, compared with $36.5 million at December 31, 2010.  Letters of credit decreased during the three months ended March 31, 2011, to $3.0 million from $3.1 million at year-end 2010.  At March 31, 2011, loans to related parties totaled $202,000 as compared with $218,000 at December 31, 2010.  Loan commitments and letters of credit issued to related parties were $225,000 at March 31, 2011 compared with $220,000 at December 31, 2010.  Loans, loan commitments and letters of credit to related parties are made on the same terms and conditions that are available to the public.

Deposits totaled $452.0 million at March 31, 2011, increasing $5.4 million from $446.6 million at December 31, 2010.  Low cost demand deposits and savings accounts increased $1.2 million and $3.5 million from year-end, respectively.  Large time deposits of $100,000 or greater increased $12.1 million as the Company increased its wholesale internet time deposits while brokered deposits were reduced by $7.6 million and time deposits under $100,000 decreased $1.8 million from year-end.   The Company’s brokered time deposits decreased as management reduced it reliance on this source of funding in order to comply with the regulatory restrictions applicable to adequately capitalized institutions and to manage its balance sheet.  Money market accounts decreased $2.5 million from year-end due to the lower interest rates paid on this deposit product.

Because the Consent Order establishes specific capital amounts to be maintained by the Bank, the Bank may not be considered better than “adequately capitalized” for capital adequacy purposes, even if the Bank exceeds the levels of capital set forth in the Consent Order. Currently, the Bank exceeds the capital levels established by the FDIC and the IDFPR in the Consent Order.

As an adequately capitalized institution, the Bank may not accept, renew or roll over brokered deposits without prior approval of the FDIC.  Brokered deposits also include deposits with rates of interest that are more than 75 basis points above the rate applicable to the applicable market of the Bank as determined by the FDIC.  At March 31, 2011, the Bank has $62.3 million of wholesale internet time deposits mostly classified as time deposits of $100,000 or greater that are not considered brokered deposits. This compares with $44.1 million of wholesale internet time deposits at year-end 2010.  Furthermore, the Bank has received designation by the FDIC that the Bank is operating in a high rate area.  This allows the Bank to use local average deposit rates as a basis for setting competitive rates on its deposits.  However, other depositors, including some local government entities, may not maintain their deposits at the Bank, if the Bank is no longer classified as well capitalized.

 Securities sold under repurchase agreements declined $7.4 million at March 31, 2011 to $28.1 million compared with $35.5 million at December 31, 2010.

Index

NORTHERN STATES FINANCIAL CORPORTION

CAPITAL RESOURCES

     Total stockholders’ equity decreased $849,000 to $32.4 million at March 31, 2011 as compared with $33.3 million at year-end 2010.  The Company’s net loss of $1.1 million and accrual for dividends on the preferred stock of $230,000 for the three months ended March 31, 2011 were offset by a $331,000 of increase to accumulated other comprehensive income relating to the unrealized gains on securities available for sale, net of deferred tax and $152,000 due to the accretion of the unearned portion of stock awards.  The book value of the Company’s outstanding common stock at March 31, 2011 was $3.56 per share, compared with $3.95 at December 31, 2010.

On a consolidated basis, the Company’s Tier 1 to average assets ratio and total capital to assets ratio, on a risk adjusted basis, were 8.17 percent and 12.96 percent, respectively, at March 31, 2011.  The Bank’s Tier 1 to average assets ratio and the total capital to assets ratio, on a risk adjusted basis, were 8.39 percent and 13.34 percent, respectively, as of March 31, 2011 which were above the capital levels required by the Consent Order of 8.00 percent and 12.00 percent, respectively.

In January 2011, 207,500 shares of restricted stock were issued pursuant to the 2009 Restricted Stock Plan from the Company’s treasury stock.  Of the 80,000 shares issued to directors, 70,000 shares vested during the first quarter of 2011, while the remaining 10,000 shares will vest over a two-year period.  A total of 127,500 restricted stock shares were granted to employees of the Company which will vest over a two-year period.  The expense attributable to these restricted stock awards recognized during the three months ended March 31, 2011 totaled $152,000. The quarterly expense for the vesting of these issued restricted stock awards is expected to be $29,000 through year-end 2012.

LIQUIDITY

The Company’s liquidity is measured by the ability to raise funds through deposits, borrowed funds, capital or cash flow from the repayment or maturities of loans and securities and net profits.   Liquidity is primarily managed through the growth of deposits and by liquid assets such as cash and due from banks less any reserve requirements, securities available for sale less any pledged securities and federal funds sold.  Asset and liability management is the process of managing the balance sheet to achieve a mix of earning assets and liabilities in such a way that achieves an interest rate risk profile acceptable to management and assists in achieving a desired level of profitability.  An important part of the overall asset and liability management process is providing adequate liquidity.  Liquid assets at the Bank consist of cash and cash equivalents less any Federal Reserve Bank deposit requirements less normal branch cash reserves plus unpledged securities available for sale.  The Company’s liquid assets totaled $70.1 million at March 31, 2011, increasing $14.6 million, or 26.3 percent, as compared with $55.5 million at December 31, 2010.

As required by the Consent Order, management developed a liquidity plan that identifies the sources of liquid assets available to meet the Bank’s contingency funding needs over the next twelve months.  This liquidity plan looks at the Bank’s ability to meet the cash flow requirements of customers and other operating needs and seeks to manage liquidity to meet these requirements.  The Company needs to have sufficient cash flow to meet borrowers’ needs to fund loans or the requirements of depositors wanting to withdraw funds.  The Statements of Cash Flows shows that for the three months ended March 31, 2011, cash and cash equivalents increased by $14.5 million to $44.9 million as compared with $30.4 million at December 31, 2010.

Index

NORTHERN STATES FINANCIAL CORPORTION

The Consent Order also restricts payments of dividends from the Bank to the Company and as such conserves liquidity at the Bank.  Dividends from the Bank are needed to fund the dividend payments to the Company’s preferred and common stockholders and the interest payments on its subordinated debentures.   Due to this restriction, among other factors, it is expected that the Company will continue to suspend dividend payments on its Series A Preferred Stock issued under the TARP Capital Purchase Program for the balance of 2011 and there will be no dividends to common stockholders in 2011.  Also, the Company will continue to defer interest payments on its subordinated debentures.  The accumulated unpaid deferred dividends payable on the Series A Preferred Stock totaled $1.4 million at March 31, 2011and the deferred interest payments payable on the subordinated debentures totaled $566,000 at March 31, 2011.

 Liquid assets consist of cash and due from banks, federal funds sold, interest bearing deposits in financial institutions with maturities less than 90 days, unpledged securities available for sale less reserve requirements and nominal cash reserves.  As part of the liquidity policy, management reviews the Bank’s on-balance sheet liquidity ratio daily.  The on-balance sheet liquidity ratio is the net liquid assets divided by total deposits.  At March 31, 2011, this internally calculated ratio at the Bank was 17.0 percent as compared with 14.2 percent at year-end 2010 and the Bank’s target of 20.00 percent.

The liquidity plan considers the liquidity provided by scheduled principal payments of loan customers as well as estimated anticipated payoffs of loans as the Bank attempts to lower its concentrations to the hotel industry.  The Bank expects to receive liquidity from loan principal payments of approximately $2.5 million per month.

Federal funds sold and interest bearing deposits in financial institutions with maturities less than 90 days are principal sources of liquidity.  These funds totaled $38.2 million at March 31, 2011 as compared with $24.7 million at December 31, 2010.

The Company classifies all of its securities as available for sale, which increases the Company's flexibility in that the Company can use its unpledged securities to meet liquidity requirements by selling the unpledged securities or by increasing its repurchase agreement balances.  Securities available for sale totaled $90.4 million at March 31, 2011, of which $57.1 million were pledged to secure public deposits and repurchase agreements.  At December 31, 2010, securities available for sale totaled $91.8 million of which $59.0 million were pledged.

An important source of liquidity to the Company is deposits.  Under the Consent Order, the Bank must limit its brokered time deposits. As a result of the Consent Order, the Bank is not permitted to pay a rate of interest on deposit products that is more than 75 basis points above the rate applicable to the applicable market of the Bank as determined by the FDIC.  As a factor in its liquidity plan, the Company anticipates that brokered time deposits, “High Yield Checking” NOW accounts and public deposits may decrease from their current levels due in part to the Bank’s compliance with the Consent Order. The Bank expects that a portion of these deposit reductions will be offset by continued growth from core deposits to new retail and commercial customers as well as wholesale internet time deposits.  The FDIC has recognized that the Bank is operating in a high rate area, which allows the Bank to use local average deposit rates as a basis for setting competitive rates on its deposits.  However, it is expected that deposits will decline during the balance of 2011 and liquidity available from this source will be limited.

In its liquidity plan, the Bank considers its line of credit available at the Federal Home Loan Bank of Chicago, which was $17.4 million at March 31, 2011, as a source of liquidity.  The Company has pledged loans totaling $33.5 million at March 31, 2011 as security for this line.

Index

NORTHERN STATES FINANCIAL CORPORTION

RESULTS OF OPERATIONS

NET INCOME

The Company recognized a loss available to common stockholders for the quarter ended March 31, 2011 of $1,366,000, as compared with a loss available to common stockholders of $2,249,000 for the same quarter of 2010.  The loss during the first quarter of 2011 was primarily due to a historically high provision to the allowance for loan and lease losses of $1.2 million, write-downs to other real estate owned of $673,000 as property values declined and the recognition of $163,000 for other than temporary impairment to the Company’s securities.  The loss for the same quarter of 2010 was primarily the result of a historic high provision to the allowance for loan and lease losses of $3.7 million and the recognition of $228,000 for other than temporary impairment to the Company’s securities which was partially offset by a $653,000 gain on sales of securities.

NET INTEREST INCOME

Net interest income, the difference between interest income on earning assets and interest expense on interest bearing liabilities, increased 1.0 percent, or $48,000, to $4.6 million for the three months ended March 31, 2011, as compared with same quarter of 2010.  Net interest income for the quarter increased despite a decline in average interest earning assets of $70.4 million for the first quarter of 2011 as compared with same quarter of 2010.  The increase in net interest income was primarily attributable to decreases in rates paid on interest bearing deposits during the first quarter of 2011 as compared with the same quarter last year.

Most of the $70.4 million decline to average earning assets during the first quarter of 2011 as compared with the same quarter last year was attributable to decreases to average loans of $43.6 million coupled with decreases to average taxable securities of $36.0 million. The decrease in average loans was attributable to decreased loan demand combined with scheduled loan payments, foreclosures and loan charge-offs during 2010.  The decrease in average taxable securities came from sales of securities in 2010.

The net interest spread, the difference between rates earned on interest earning assets and paid on deposits and borrowings for the quarter ended March 31, 2011, increased as compared with the same quarter of 2010.  The net interest spread increased 53 basis points to 3.59 percent for the first quarter of 2011 as compared with 3.06 percent for the same quarter last year.  Although the yields on interest earning assets declined 7 basis points for the first quarter of 2011, rates paid on deposits and borrowings declined by 60 basis points.  The yields on earning assets were negatively impacted by nonperforming loans on nonaccrual status.  Deposit rates declined as the Company lowered certain rates on deposits and borrowings.

Index

NORTHERN STATES FINANCIAL CORPORTION

TABLE 1

NORTHERN STATES FINANCIAL CORPORATION

ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES
For the Three Months Ended March 31, 2011 and 2010 - Rates are Annualized
($ 000s)

	2011			2010
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Loans (1)(2)(3)	$380,376	$4,862	5.11%	$424,021	$5,206	4.91%
Taxable securities (4)	88,850	562	2.46%	124,836	1,015	3.24%
Tax advantaged securities (2) (4)	3,906	55	5.75%	7,663	115	6.15%
Federal funds sold	32,492	16	0.20%	19,454	6	0.12%
Interest earning assets (4)	505,624	5,495	4.33%	575,974	6,342	4.40%
Noninterest earning assets	28,053			35,157
Average assets	$533,677			$611,131

Liabilities and stockholders' equity
NOW deposits	$59,711	$34	0.23%	$62,629	$107	0.68%
Money market deposits	51,066	44	0.34%	55,296	82	0.59%
Savings deposits	64,601	13	0.08%	61,882	15	0.10%
Time deposits	217,019	623	1.15%	261,194	1,284	1.97%
Other borrowings	38,770	87	0.95%	59,809	188	1.26%
Interest bearing liabilities	431,167	801	0.74%	500,810	1,676	1.34%
Demand deposits	62,316			58,331
Other noninterest bearing liabilities	6,398			7,614
Stockholders' equity	33,796			44,376
Average liabilities and stockholders' equity	$533,677			$611,131

Net interest income		$4,694			$4,666

Net interest spread			3.59%			3.06%

Net yield on interest earning assets (4)			3.70%			3.24%

Interest-bearing liabilities to earning assets ratio			85.27%			86.95%

(1)-	Interest income on loans includes loan origination and other fees of $28,000 and $20,000 for the three months ended March 31, 2011 and 2010, respectively.
(2)-
Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34 percent tax rate. The tax equivalent adjustment reflected in the above table for municipal loans is approximately $27,000 for the three months ended March 31, 2011 and 2010, respectively. The tax equivalent adjustment reflected in the above table for municipal securities is approximately $19,000  and $39,000 for the three months ended March 31, 2011 and 2010, respectively.

(3)-	Non-accrual loans are included in average loans.
(4)-
Rate information was calculated on the average amortized cost for securities. The three months ended March 31, 2011 and 2010 average balance information includes an average unrealized gain (loss) for taxable securities of ($2,587,000) and ($519,000), respectively, and for tax-advantaged securities of $81,000 and $188,000, respectively.

Index

NORTHERN STATES FINANCIAL CORPORTION

ASSET QUALITY AND THE PROVISION FOR LOAN AND LEASE LOSSES

At March 31, 2011, management, with the concurrence of the Board of Directors, after carefully reviewing the adequacy of the allowance for loan and lease losses and the levels of nonperforming and impaired loans and leases, determined that an allowance of $18.5 million was adequate to cover potential loan and lease losses, as compared with $18.3 million at year-end 2010.  The Company’s allowance for loan and lease losses to total loans ratio was 4.97 percent at March 31, 2011 compared with 4.77 percent at December 31, 2010.

 During the first quarter of 2011, $1.0 million in loans and leases were charged-off against the allowance compared with charge-offs of $624,000 during the same period last year.  During the first quarter of 2011, recoveries of loans previously charged-off totaled $5,000, as compared with $6,000 in recoveries during the same period in 2010.  During the first quarter of 2011, the provision for loan and lease losses was $1.2 million as compared with $3.7 million during the same period of 2010.

 Nonperforming loans and leases includes 1) loans and leases on nonaccrual status 2) loans and leases 90 days or more past due and still accruing interest and 3) accruing loans classified as troubled debt restructurings (“TDRs).  Total nonperforming loans and leases were $76.4 million at March 31, 2011, or 20.48 percent of total loans and leases, as compared with $71.4 million at December 31, 2010, or 18.55 percent of loans and leases.   Performing loans 30–89 days past due totaled $6.0 million at March 31, 2011, decreasing from $6.2 million at December 31, 2010.

Nonaccrual loans increased $6.8 million to$32.9 million at March 31, 2011 from $26.1 million at December 31, 2010.  The increase was due to a $6.9 million loan relationship that was placed on nonaccrual status during the first quarter of 2011 as the borrower experienced further cash flow deterioration.  Previously, $6.5 million of the loan, which is secured by commercial real estate, had been classified as a TDR still accruing at year-end 2010.

The Company is attempting to work with the nonaccrual borrowers to resolve their issues, but in many cases the Company may have to foreclose on the properties securing the loans and will transfer the collateral to other real estate owned.  During the three months ended March 31, 2011, the Company had additions to other real estate owned of $61,000 as the Company foreclosed on properties or received properties in lieu of foreclosure that had been collateral for loans.

Loans and leases 90 days or more past due and still accruing interest totaled $1.9 million at March 31, 2011 as compared with $1.1 million at December 31, 2010.  These loans are well secured and in the process of collection.

The TDR loans consist of loans where the borrower has experienced financial difficulties and the Company has made concessions to the borrower.  These concessions may include extending the term of the loan, reducing loan payments to interest only, or reducing the interest rate on the loan.  At March 31, 2011, the Company had $41.6 million of TDR loans, still accruing as compared with $44.1 million at year-end 2010, a decrease of $2.5 million. The decrease came as a TDR loan of $6.5 million was placed on nonaccrual status during the first quarter of 2011.  Of the TDRs, still accruing at March 31, 2011, $3.6 million were past due 30 through 89 days.

Impaired loans and leases at March 31, 2011 totaled $97.2 million, as compared with $80.6 million at December 31, 2010, an increase of $16.6 million, or 20.8 percent.  The Company considers a loan or lease impaired if full principal and interest is not expected to be collected under the contractual terms of the note.  Nonaccrual loans and leases and TDRs, still accruing are classified as impaired.  At March 31, 2011, there were $22.7 million in loans that were still on accrual basis and not TDRs, which were included as impaired loans.   Of these impaired loans still on accrual basis and not TDRs, $10.6 million were commercial real estate loans, $5.4 million real estate construction loans and $3.6 million real estate-mortgage 5+ family loans.  Impaired loans and leases are carried at the lower of the loan balance or the present value of expected cash flows discounted at the loan's effective interest rate or at the fair value of the collateral, if the loan or lease is collateral dependent.  At March 31, 2011, $12.0 million of the allowance for loan and lease losses was allocated to the impaired loans.

Index

NORTHERN STATES FINANCIAL CORPORTION

TABLE 2

NORTHERN STATES FINANCIAL CORPORATION
NONPERFORMING LOANS
($ 000s)
			Troubled Debt
		90 Days or	Restructured	Total Non-	% Non-
	Nonaccrual	More Past Due,	Loans,	performing	performing
Nonperforming loans at March 31, 2011	Loans	Still Accruing	Still Accruing	Loans	Loans

Commercial	$213	$1,686	$11	$1,910	2.5%
Real estate-construction	4,033	18	3,579	7,630	10.0%
Real estate-mortgage 1-4 family	2,286	150	3,010	5,446	7.1%
Real estate-mortgage 5+ family	8,591	0	0	8,591	11.3%
Real estate-mortgage commercial	16,382	35	35,038	51,455	67.3%
Home equity	1,353	32	0	1,385	1.8%
Leases	0	0	0	0	0.0%
Installment	0	0	0	0	0.0%
Total	$32,858	$1,921	$41,638	$76,417	100.0%

			Troubled Debt
		90 Days or	Restructured	Total Non-	% Non-
	Nonaccrual	More Past Due,	Loans,	performing	performing
Nonperforming loans at December 31, 2010	Loans	Still Accruing	Still Accruing	Loans	Loans

Commercial	$0	$513	$223	$736	1.0%
Real estate-construction	4,095	0	2,398	6,493	9.1%
Real estate-mortgage 1-4 family	2,552	130	1,665	4,347	6.1%
Real estate-mortgage 5+ family	8,594	0	0	8,594	12.1%
Real estate-mortgage commercial	9,529	296	39,806	49,631	69.6%
Home equity	1,359	172	0	1,531	2.1%
Leases	0	0	0	0	0.0%
Installment	0	30	0	30	0.0%
Total	$26,129	$1,141	$44,092	$71,362	100.0%

Index

NORTHERN STATES FINANCIAL CORPORTION

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

Another component of nonperforming assets is other real estate owned, consisting of assets acquired through or in lieu of foreclosure.  At March 31, 2011, other real estate owned totaled $22.2 million, a decrease of $2.1 million, or 8.6 percent, from $24.3 million at December 31, 2010.  The decrease in other real estate owned was due to write-downs taken on these properties during the three months ended March 31, 2011 of $673,000 and sales of properties carried at $1.5 million in which the Company recognized a net gain of $67,000.  During the three months ended March 31, 2011, additions of $61,000 were made to other real estate owned from nonperforming loans.

The Company’s other real estate portfolio at March 31, 2011, consisted primarily of $11.2 million of commercial real estate of which approximately $4.7 million was office buildings, $2.6 million was lumberyards and $3.9 million was retail buildings.  Other real estate owned also included $2.9 million of vacant land, $7.4 million in 5 plus family buildings and $827,000 in 1-4 family residences.  Vacant land carried as other real estate owned increased to $2.9 million at March 31, 2011 as compared with $2.2 million at year-end 2010 as a commercial building on one parcel was demolished and other commercial properties were reclassified as vacant land.  The Company is actively marketing all of its other real estate owned properties for sale.
TABLE 3

NORTHERN STATES FINANCIAL CORPORATION
OTHER REAL ESTATE OWNED
($ 000's)

	March 31,	December 31,
	2011	2010

Real estate - vacant land	$2,874	$2,209
Real estate - 1-4 family	827	1,695
Real estate - 5+ family	7,381	7,544
Real estate - commercial	11,155	12,878

Total other real estate owned	$22,237	$24,326

	Three months ended
	March 31,	March 31,
	2011	2010

Balance beginning of the period	$24,326	$19,198
Additions	61	8,056
Improvements	0	29
Sales proceeds	(1,544)	(332)
Gains (losses) on sales	67	138
Write-downs	(673)	0

Balance at end of period	$22,237	$27,089

Index

NORTHERN STATES FINANCIAL CORPORTION

At March 31, 2011, the Company has one piece of vacant property carried at $2.0 million as other real estate owned that was acquired by the Bank through the receipt of a deed in lieu of foreclosure in 1987.  The parcel consists of approximately 525,000 square feet of land overlooking Lake Michigan in Waukegan, Illinois.  During 2002 the Bank formed Northern States Community Development Corporation (“NSCDC”), a subsidiary of the Bank.  NSCDC assets consist of cash and this parcel of other real estate owned.  This subsidiary was formed for the purpose of developing and selling this parcel as part of the City of Waukegan’s lakefront development plans.

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

The fair value of other real estate owned is reviewed by management at least quarterly to help ensure the reasonableness of its carrying value, which is lower of cost or the fair value less estimated selling costs.    If values continue to deteriorate, the Company may have future additional write-downs to its other real estate owned portfolio.

NONINTEREST INCOME

 Noninterest income for the three months ended March 31, 2011 was $833,000 as compared with $1.6 million for the three months ended March 31, 2010, a decrease of $778,000.  Noninterest income decreased during the first quarter of 2011 as there were no sales of securities as compared with gains on sales of securities of $653,000 when $40.5 million of securities were sold for liquidity purposes during the first quarter of 2010.  Service fees on deposits decreased $137,000  to $413,000 for the quarter ended March 31, 2011 as compared with $550,000 for the same quarter last year as new government regulations went into effect during the third quarter of 2010 limiting charges that could be assessed on overdrafts caused by debit card usage.

NONINTEREST EXPENSE

Noninterest expense for the quarter ended March 31, 2011 was $5.4 million, increasing $888,000 from $4.5 million for the same quarter last year.  Noninterest expense increased during the first quarter of 2011 primarily due to the $673,000 write-down of other real estate owned as compared with no write-downs to other real estate owned during the same quarter of 2010.  Noninterest expenses also increased during the first quarter of 2011 as 207,500 shares of restricted stock awards were issued in January 2011 through the 2009 Restricted Stock Plan while there had been no restricted stock awards during the same quarter last year.  The expense attributable to these restricted stock awards during the three months ended March 31, 2011 totaled $152,000.

FEDERAL AND STATE INCOME TAXES

For the three months ended March 31, 2011, the Company had a pretax loss of $1.1 million on which an income tax benefit totaling $415,000 was calculated.  The Company booked the tax benefit of $415,000 as a deferred tax asset.  However, per accounting requirements, the Company increased the deferred tax asset valuation allowance in first quarter of 2011 by $415,000 and, as a result, did not recognize any tax benefit during the quarter.  In order to take advantage of the tax benefits for its losses, the Company must analyze and show positive evidence, such as generating positive taxable income for a number of consecutive reporting periods, that it will more likely than not to be able to use the tax benefit in future periods.  At March 31, 2011, the Company had a net deferred tax asset, exclusive of the deferred tax asset related to the unrealized loss on securities available for sale, of $16.7 million that was offset by a deferred tax asset valuation allowance for the same amount.  At March 31, 2011, the Company had a net deferred tax asset of $803,000 related to the unrealized losses on securities available for sale.  The Company has not included this net deferred tax asset in the deferred tax asset valuation allowance as it has determined that the losses will more likely than not be realized in the near future.

Index

NORTHERN STATES FINANCIAL CORPORTION

During the first quarter of 2010, the Company had a pretax loss of $2.0 million and did not recognize any tax benefit on its income statement.  At March 31, 2010, the Company had deferred tax asset of $14.5 million, exclusive of the deferred tax asset related to the unrealized loss on securities available for sale, that was offset by a deferred tax asset valuation allowance for the same amount.

REGULATORY MATTERS

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

On April 16, 2010, the Bank’s Board of Directors, management, the Federal Deposit Insurance Corporation (“FDIC”) and the Illinois Department of Financial and Professional Regulation (“IDFPR”) entered into a final joint Consent Order.  Various items required of the Bank, as agreed to under the Consent Order, are described in Note 8-“Consent Order and Written Agreement” in this document in the notes to interim condensed consolidated financial statements.

Because the Consent Order establishes specific capital amounts to be maintained by the Bank, the Bank may not be considered better than “adequately capitalized” for capital adequacy purposes, even if the Bank exceeds the levels of capital set forth in the Consent Order. At March 31, 2011, the Bank exceeded the capital levels established by the FDIC and the IDFPR in the Consent Order.

As an adequately capitalized institution, the Bank may not accept, renew or roll over brokered deposits without prior approval of the FDIC.  Brokered deposits also include deposits with rates of interest that are more than 75 basis points above the rate applicable to the applicable market of the Bank as determined by the FDIC.  As of March 31, 2011, 5.4 percent of the Bank’s deposits were brokered deposits.  The Bank believes it will be able to find alternative funding sources for these brokered deposits as they mature.  Replacement funding sources for the maturing brokered deposits include, among other sources: the growth of core deposits from current and new retail and commercial customers; wholesale internet time deposits; scheduled repayments on existing loans; and the possible sale of investment securities.  The Bank has received designation by the FDIC that the Bank is operating in a high rate area, which allows the Bank to use a local average deposit rates as a basis for setting competitive rates on its deposits.

Index

NORTHERN STATES FINANCIAL CORPORTION

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

Management and the Board of Directors are committed to complying with the terms of the Consent Order, and have already taken, and continue to take, numerous steps to address these matters.  The Bank will report to the FDIC and the IDFPR quarterly regarding its progress in complying with the provisions included in the Consent Order.  Compliance with the terms of the Consent Order will be an ongoing priority for management of the Bank.   See also Note 9-“Management Plans” to the interim condensed consolidated financial statement included herein.

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

Following a compliance examination of the Bank performed by the FDIC, the Board of Directors of the Bank approved and signed a memorandum of understanding (“MOU”) on October 20, 2010 concerning the Bank’s compliance program and deficiencies identified during the regulators’ compliance examination of the Bank.  As a part of the MOU, the Board has committed to enhance its compliance management system, internal compliance audit program and increase compliance training of the Bank’s staff.

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

On March 17, 2011, the Company and the Federal Reserve Bank of Chicago (“Federal Reserve”) entered into a Written Agreement. Various items required of the Company, as agreed to under the Written Agreement, are described in Note 8-“Consent Order and Written Agreement” in this document in the notes to interim condensed consolidated financial statements.   Under the terms of the Written Agreement, the Company has agreed to: (i) serve as a source of strength to the Bank; (ii) abstain from paying any dividends, redeeming any stock or incurring any debt without Federal Reserve approval; (iii) adopt a capital plan; (iv) provide the Federal Reserve with cash flow projections on a quarterly basis; (v) notify the Federal Reserve of the proposed addition of any individual to the Board of Directors or the employment of any individual as a senior executive officer of the Company before such addition or employment becomes effective; and (vi) provide progress reports to the Federal Reserve concerning the Company’s compliance with the Written Agreement.  The Written Agreement supersedes the resolution signed by the Board of Directors at the request of the Federal Reserve dated November 17, 2009.

Index

NORTHERN STATES FINANCIAL CORPORTION

Management and the Board of Directors are committed to complying with the terms of the Written Agreement, have already taken, and will continue to take, numerous steps to address these matters.  The Company will report to the Federal Reserve quarterly regarding its progress in complying with the provisions included in the Written Agreement.  Compliance with the terms of the Written Agreement will be an ongoing priority for management of the Company.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

     The Company has contractual obligations that may not appear on the balance sheet.  Table 4 presents the Company’s significant fixed and determinable contractual obligations as of March 31, 2011, by payment date. The payment amounts in Table 4 represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts or similar carrying amount adjustments.

TABLE 4

NORTHERN STATES FINANCIAL CORPORATION
CONTRACTUAL OBLIGATIONS
As of March 31, 2011
($ 000s)

		Greater than	Greater than
		1 yr. and less	3 yrs. and less
	One year	than or equal	than or equal	Greater than
Contractual obligations	or less	to 3 yrs.	to 5 yrs.	5 yrs.	Total

Long-term debt Subordinated debentures	$0	$0	$0	$10,310	$10,310
Time deposits	189,953	21,911	998	0	212,862

Other contractual obligations Standby letters of credit	2,953	0	0	0	2,953

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

    Evaluating a financial institution’s exposure to changes in interest rates includes assessing both the adequacy of the management process used to control interest rate risk and the organization’s quantitative level of exposure.  When assessing the interest rate risk management process, the Company seeks to ensure that appropriate policies, procedures, management information systems and internal controls are in place to maintain interest rate risk at prudent levels.  Evaluating the quantitative level of interest rate risk exposure requires the Company to assess the existing and potential future effects of changes in interest rates on its consolidated financial condition, including capital adequacy, earnings, and liquidity

Index

NORTHERN STATES FINANCIAL CORPORTION

Proper interest rate risk evaluation must include active board of director and senior management oversight and a comprehensive risk-management process that effectively identifies, measures, and controls interest rate risk.  Several techniques might be used by an institution to minimize interest rate risk.  Such activities fall under the broad definition of asset/liability management.

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

Another approach used by management to analyze interest rate risk is to periodically evaluate or “shock” the Company’s base 12- month projected net interest income by assuming an instantaneous decrease and increase in rates of 1% and 2% using computer simulation.  Table 5 shows this analysis at March 31, 2011 and December 31, 2010.  The computer simulation model used to do the interest rate shocks and calculate the effect on projected net interest income takes into consideration maturity and repricing schedules of the various assets and liabilities as well as call provisions on the Company’s securities.  Current policy set by the Board of Directors limits exposure to net interest income from interest rate shocks of plus or minus 2% to plus or minus 10% of the base projected 12-month net interest income.

TABLE 5

NORTHERN STATES FINANCIAL CORPORATION
EFFECT OF INTEREST SHOCKS ON NET INTEREST INCOME
as of March 31, 2011 and December 31, 2010
($000s)

		Immediate Change in Rates
	-2.00%	-1.00%	+1.00%	+2.00%

March 31, 2011:
Dollar Change from Base Forecast	$(1,161)	$(990)	$892	$1,760
Percent Change from Base Forecast	-5.59%	-4.76	4.29%	8.47%

December 31, 2010:
Dollar Change from Base Forecast	$(2,244)	$(747)	$301	$606
Percent Change from Base Forecast	-12.31%	-4.10	1.65%	3.32%

At March 31, 2011, the base forecasted for 12-month net interest income increases $1.8 million when rates are shocked upwards 2% while net interest income decreases $1.2 million for a 2% downwards rate shock.  At both March 31, 2011 and December 31, 2010, the percentage change from the base forecasted net interest income are within internal policy limits with the exception of the 2.00% downward rate shock which shows a downward change to net interest income of -12.31% at December 31, 2010.  Management believes that it is unlikely that interest rates will decrease in the near future.

Index

NORTHERN STATES FINANCIAL CORPORTION

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

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s management has evaluated, with the participation of the President and Chief Executive Officer, and Vice President and Chief Financial Officer, the Company’s disclosure controls and procedures (as such term is defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on that evaluation, the President and Chief Executive Officer, and Vice President and Chief Financial Officer have concluded that these controls and procedures were effective as of such date.  There were no changes in internal control over financial reporting (as such term is defined in Rule 13a – 15(f) under the Securities Exchange Act of 1934) that occurred during the first quarter of 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS.

There have been no material changes to the risk factors relating to the Company from those risk factors previously disclosed in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2010 in response to Item 1A. to Part I of Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Index

NORTHERN STATES FINANCIAL CORPORTION

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
March 31, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN STATES FINANCIAL CORPORATION
(Registrant)

Date May 2, 2011	By:	/s/ Scott Yelvington
Scott Yelvington
President and Chief Executive Officer

Date May 2, 2011	By:	/s/ Steven Neudecker
Steven Neudecker
Vice President and Chief Financial Officer

Index

NORTHERN STATES FINANCIAL CORPORATION
FORM 10-Q
March 31, 2011

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