Form 10-Q
period 2011-06-30
NORTHERN STATES FINANCIAL CORP /DE/
filed 2011-08-05
CIK 744485

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________
_______________________________________________
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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES: ☐ NO: ☒

4,278,755 shares of common stock were outstanding at July 29, 2011

NORTHERN STATES FINANCIAL CORPORATION AND SUBSIDIARY
FORM 10-Q
For the Quarter Ended June 30, 2011

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Northern States Financial Corporation
Waukegan, Illinois

We have reviewed the accompanying interim condensed consolidated balance sheet of NORTHERN STATES FINANCIAL CORPORATION as of June 30, 2011, the condensed consolidated statements of operations for the three and six month periods ended June 30, 2011 and 2010 and the condensed statements of cash flows and stockholders equity for the six month periods ended June 30, 2011 and 2010. These interim financial statements are the responsibility of the company's management.

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

/s/ Plante & Moran, PLLC

Chicago, Illinois
July 29, 2011

INDEX

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2011 and December 31, 2010
(In thousands of dollars) (Unaudited)

	June 30,	December 31,
Assets	2011	2010
Cash and due from banks	$6,185	$5,642
Interest bearing deposits in financial institutions - maturities less than 90 days	18,418	18,142
Federal funds sold	8,316	6,573
Total cash and cash equivalents	32,919	30,357
Securities available for sale	90,000	91,830
Loans and leases, net of deferred fees	370,542	384,789
Less: Allowance for loan and lease losses	(21,003)	(18,336)
Loans and leases, net	349,539	366,453
Federal Home Loan Bank stock	1,801	1,801
Office buildings and equipment, net	9,147	9,454
Other real estate owned	15,534	24,326
Accrued interest receivable and other assets	7,284	7,507
Total assets	$506,224	$531,728

Liabilities and Stockholders' Equity
Liabilities
Deposits
Demand - noninterest bearing	$61,680	$61,341
Interest bearing	369,794	385,210
Total deposits	431,474	446,551
Securities sold under repurchase agreements	27,105	35,517
Subordinated debentures	10,310	10,310
Advances from borrowers for taxes and insurance	1,087	1,109
Accrued interest payable and other liabilities	4,937	4,956
Total liabilities	474,913	498,443

Stockholders' Equity
Common stock (Par value $0.40 per share, authorized 6,500,000 shares, issued 4,472,255 at June 30, 2011 and December 31, 2010. Shares outstanding of 4,278,755 and 4,072,255 shares at June 30, 2011and December 31, 2010, respectively.)	1,789	1,789
Preferred stock (Par value $0.40 per share, authorized 1,000,000 shares, issued 17,211 shares with liquidation amounts of $1,000.00 per share at June 30, 2011 and December 31, 2010)	16,836	16,768
Warrants (584,084 issued and outstanding at June 30, 2011 and December 31, 2010)	681	681
Additional paid-in capital	6,974	11,584
Retained earnings	9,334	13,250
Treasury stock, at cost (193,500 shares at June 30, 2011 and 400,000 shares at December 31, 2010)	(4,489)	(9,280)
Accumulated other comprehensive income (loss)	186	(1,507)
Total stockholders' equity	31,311	33,285
Total liabilities and stockholders' equity	$506,224	$531,728

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEX

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and six months ended June 30, 2011 and 2010
(In thousands of dollars, except per share data) (Unaudited)

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Interest income
Loans (including fee income)	$4,694	$5,284	$9,529	$10,463
Securities
Taxable	547	697	1,109	1,712
Exempt from federal income tax	37	45	73	121
Federal funds sold and other	18	15	34	21
Total interest income	5,296	6,041	10,745	12,317
Interest expense
Time deposits	470	980	1,093	2,264
Other deposits	79	146	170	350
Repurchase agreements and federal funds purchased	22	72	52	148
Federal Home Loan Bank advances	0	0	0	8
Subordinated debentures	57	108	114	212
Total interest expense	628	1,306	1,429	2,982
Net interest income	4,668	4,735	9,316	9,335
Provision for loan and lease losses	2,500	517	3,700	4,230
Net interest income after provision for loan and lease losses	2,168	4,218	5,616	5,105
Noninterest income
Service fees on deposits	428	546	841	1,096
Trust income	202	206	396	397
Gain on sale of securities	142	0	142	653
Net gain (loss) on sale of other real estate owned	(69)	262	(2)	400
Net loss on sale of other assets	(38)	0	(38)	0
Other than temporary impairment of securities	0	(404)	(143)	(613)
Noncredit portion of other than temporary impairment of securities	0	(13)	(20)	(32)
Other operating income	353	321	675	628
Total noninterest income	1,018	918	1,851	2,529
Noninterest expense
Salaries and employee benefits	1,706	1,704	3,499	3,499
Occupancy and equipment, net	583	590	1,256	1,219
Data processing	467	492	974	946
FDIC insurance	321	364	702	701
Legal	282	260	487	422
Audit and other professional	341	379	627	662
Amortization of core deposit intangible asset	0	116	0	232
Write-down of other real estate owned	655	1,424	1,328	1,424
Loan and collection	624	23	732	81
Other operating expenses	489	358	1,246	1,019
Total noninterest expense	5,468	5,710	10,851	10,205
Loss before income taxes	(2,282)	(574)	(3,384)	(2,571)
Income tax expense	0	0	0	0
Net loss	(2,282)	(574)	(3,384)	(2,571)
Dividends to preferred stockholders	234	222	464	443
Accretion of discount on preferred stock	34	33	68	64
Net loss available to common stockholders	$(2,550)	$(829)	$(3,916)	$(3,078)

Basic loss per share	$(0.60)	$(0.20)	$(0.92)	$(0.76)

Diluted loss per share	$(0.60)	$(0.20)	$(0.92)	$(0.76)

Comprehensive gain (loss)	$(920)	$1,209	$(1,691)	$817

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEX

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 30, 2011 and 2010
(In thousands of dollars) (Unaudited)
	Six months ended
	June 30, 2011	June 30, 2010
Cash flows - operating activities
Net loss	$(3,384)	$(2,571)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	344	326
Gain on sales of securities	(142)	(653)
Net impairment loss on securities	163	645
Provision for loan and lease losses	3,700	4,230
Write-down of other real estate owned	1,328	1,424
Net (gain) loss on sale of other real estate owned	2	(400)
Amortization of other intangible assets	0	232
Net change in accrued interest receivable and other assets	(867)	964
Net change in accrued interest payable and other liabilities	(483)	(312)
Restricted stock awards expense	181	0
Net cash - operating activities	842	3,885
Cash flows - investing activities
Proceeds from maturities, calls and principal reductions of securities available for sale	4,413	7,412
Proceeds from sales of securities available for sale	142	41,193
Purchases of securities available for sale	0	(6,188)
Change in loans made to customers	13,190	12,977
Property and equipment expenditures	(37)	(44)
Improvements to other real estate owned	0	(34)
Proceeds from sales of other real estate owned	7,523	4,504
Net cash - investing activities	25,231	59,820
Cash flows - financing activities
Net increase (decrease) in:
Deposits	(15,077)	(54,869)
Securities sold under repurchase agreements	(8,412)	(11,980)
Advances from borrowers for taxes and insurance	(22)	35
Net cash - financing activities	(23,511)	(66,814)
Net change in cash and cash equivalents	2,562	(3,109)
Cash and cash equivalents at beginning of period	30,357	34,194
Cash and cash equivalents at end of period	$32,919	$31,085

Cash paid for interest	$1,621	$3,181
Noncash transfer of loans to other real estate owned	61	9,931
Noncash accrual of preferred dividends	464	443

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEX

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Six months ended June 30, 2011 and 2010
(In thousands of dollars, except for per share data) (Unaudited)

	Common Stock	Preferred Stock	Warrants	Additional Paid-In Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, December 31, 2009	$1,789	$16,641	$681	$11,584	$20,632	$(9,280)	$(1,746)	$40,301
Net loss					(2,571)			(2,571)
Accrued dividend on preferred stock					(443)			(443)
Accretion of preferred stock discount issued		64			(64)			0
Unrealized gain on securities available for sale, net of deferred tax							3,388	3,388
Balance, June 30, 2010	$1,789	$16,705	$681	$11,584	$17,554	$(9,280)	$1,642	$40,675

Balance, December 31, 2010	$1,789	$16,768	$681	$11,584	$13,250	$(9,280)	$(1,507)	$33,285
Net loss					(3,384)			(3,384)
Accrued dividend on preferred stock					(464)			(464)
Accretion of preferred stock discount issued		68			(68)			0
Restricted stock awards from treasury stock				(4,791)		4,791		0
Restricted stock awards expense				181				181
Unrealized gain on securities available for sale, net of deferred tax							1,693	1,693
Balance, June 30, 2011	$1,789	$16,836	$681	$6,974	$9,334	$(4,489)	$186	$31,311

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEX

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

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

The interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes (or "notes thereto") of the Company for the years ended December 31, 2010 and 2009 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission. The results of operations for the three and six month periods ended June 30, 2011 included herein are not necessarily indicative of the results to be expected for the full year 2011.

INDEX

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

Net loss available to common stockholders was utilized to calculate loss per share for all periods presented. During the periods presented, the Company had preferred stock and common stock equivalents from warrants related to funds received from the U.S Department of the Treasury (the “Treasury Department”) through its Capital Purchase Program. However, common stock equivalents from warrants during the periods presented were antidilutive and, therefore, not considered in computing diluted loss per share. The average outstanding common shares used for loss per share were as follows:

(Dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Basic earnings per share:
Net loss	$(2,282)	$(574)	$(3,384)	$(2,571)
Dividends accrued to preferred stockholders	234	222	464	443
Accretion of discount on preferred stock	34	33	68	64
Net loss available to common stockholders	$(2,550)	$(829)	$(3,916)	$(3,078)
Weighted average common shares outstanding	4,279,085	4,072,255	4,274,832	4,072,255
Basic loss per share	$(0.60)	$(0.20)	$(0.92)	$(0.76)

Diluted earnings per share:
Net loss	$(2,282)	$(574)	$(3,384)	$(2,571)
Dividends accrued to preferred stockholders	234	222	464	443
Accretion of discount on preferred stock	34	33	68	64
Net loss available to common stockholders	$(2,550)	$(829)	$(3,916)	$(3,078)
Weighted average common shares outstanding	4,279,085	4,072,255	4,274,832	4,072,255
Add: Dilutive effect of assumed warrant exercises	0	0	0	0
Weighted average common and dilutive common shares outstanding	4,279,085	4,072,255	4,274,832	4,072,255
Diluted loss per share	$(0.60)	$(0.20)	$(0.92)	$(0.76)

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

INDEX

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

In the event of a liquidation or dissolution of the Company, the Series A Preferred Stock then outstanding takes precedence over the Company’s common stock for the payment of dividends and distribution of assets.

Dividends are payable quarterly on the Series A Preferred Stock at an annual dividend rate of 5% per year for the first five years, and 9% per year thereafter. The effective yield of the Series A Preferred Stock approximates 5.94%. In November 2009, the Company notified the Treasury Department of its intent to suspend its dividend payments on its Series A Preferred Stock. The suspension of the dividend has continued through June 30, 2011. At June 30, 2011, the dividend payable to the Treasury Department totaled $1,681,000 which includes compounding on unpaid dividends at 5.00 percent. The suspension of dividend payments is permissible under the terms of the TARP Capital Purchase Program, but the dividend is a cumulative dividend and failure to pay dividends for six dividend periods would trigger Board of Director appointment rights for the holder of the Series A Preferred Stock, currently the Treasury Department. At June 30, 2011, the Company had suspended seven dividend payments; however, the Treasury Department has not yet exercised its director appointment rights. In January 2011, the Company agreed to allow a Treasury Department representative to attend its Board of Directors meetings as an observer.

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

Note 3 – Common Stock

Information related to common stock at the dates indicated was as follows:

	June 30, 2011	December 31, 2010
Par value per share	$0.40	$0.40
Authorized shares	6,500,000	6,500,000
Issued shares	4,472,255	4,472,255
Treasury shares	193,500	400,000
Outstanding shares	4,278,755	4,072,255

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

At the May 21, 2009 Company’s annual meeting of stockholders, the 2009 Restricted Stock Plan (the "Plan") was approved by the stockholders. The Plan authorizes the issuance of 400,000 shares of the Company's common stock to be issued in whole or in part from treasury shares or authorized and unissued shares not reserved for any other purpose. Awards under the Plan may be made to directors and employees of both the Company and its subsidiaries and may consist of restricted stock with associated voting rights and the right to receive dividends. Awards may also be issued as stock units not having voting rights or the right to receive dividends until the terms of the award are satisfied and the shares of the Company's stock are actually issued; however, dividends may be credited to a restricted stock award. The terms and conditions of each award is set forth and described in an award agreement between the Company and the participant.

INDEX

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

At June 30, 2011, shares totaling 206,500 were issued pursuant to the Plan from treasury stock. During the second quarter of 2011, employees forfeited 1,000 restricted stock shares which were returned to treasury stock reducing the total shares issued pursuant to the Plan from the 207,500 originally issued in January 2011. Of the 80,000 shares issued to directors, 70,000 shares vested during the first quarter of 2011, while the remaining 10,000 shares will fully vest in January 2013. At June 30, 2011, a total of 126,500 restricted stock shares were granted to employees of the Company will fully vest in January 2013. The expense attributable to these restricted stock awards recognized during the three and six months ended June 30, 2011 totaled $29,000 and $181,000, respectively. The quarterly expense for the vesting of these issued restricted stock awards is expected to be $29,000 through year-end 2012.

Note 4 – Securities

At June 30, 2011 and December 31, 2010, the Company had the following securities in its investment portfolio:

		Gross Unrealized
June 30, 2011 ($000's)	Fair Value	Gain	Loss

States and political subdivisions	$3,848	$41	$(11)
Mortgage-backed securities	81,975	684	(524)
Equity securities	4,177	73	0

Total securities available for sale	$90,000	$798	$(535)

		Gross Unrealized
December 31, 2010 ($000's)	Fair Value	Gains	Losses

U.S. Treasury	$1,002	$1	$0
States and political subdivisions	3,997	75	(11)
Mortgage-backed securities	82,648	273	(2,738)
Other bonds	20	0	(114)
Equity securities	4,163	31	0

Total securities available for sale	$91,830	$380	$(2,863)

During the quarter ended June 30, 2011, equity securities consisting of Federal National Mortgage Association (“FNMA”) preferred stock and Federal Home Loan Mortgage Corporation (“FHLMC”) preferred stock were sold with the Company receiving proceeds and recognizing a gain of $142,000.

During the first quarter of 2010, the Company sold securities classified as available for sale having a carrying value of $40.5 million for liquidity purposes and recognized a $653,000 gain and received $41.2 million in proceeds. There were no sales of securities during the second quarter of 2010.

INDEX

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

At June 30, 2011, the Company had pledged securities of $57.5 million as compared to $59.0 million at December 31, 2010. Securities are pledged to secure public deposits, repurchase agreements and for other purposes as required or permitted by law.

Contractual maturities of securities available for sale at June 30, 2011 were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

June 30, 2011 ($000's)	Fair Value

Due in one year or less	$928
Due after one year through five years	530
Due after five years through ten years	863
Due after ten years	1,527
3,848
Mortgage-backed securities	81,975
Equity securities	4,177

Total securities available for sale	$90,000

During the quarter ended March 31, 2011, the Company recognized $29,000 of other than temporary impairment loss on the FNMA and FHLMC preferred stocks writing-off the remaining carrying value of these securities. These equity securities were initially written-down $2.0 million during 2008 to a net carrying value of $43,000. There had been no other than temporary impairment losses recognized during the first and second quarters of 2010 on the FNMA and FHLMC preferred stock.

For the quarter ended March 31, 2011, the Company recognized $134,000 of impairment losses on CDOs classified as other bonds based on cash flow analyses pursuant to the current guidelines on recognition of impairment losses writing-off the remaining carrying value on these securities. These CDOs consisted of three securities having a combined original cost of $10.9 million; PreTSL XXII, PreTSL XXIV and PreTSL XXVII. The Company’s CDOs consist of various tranches of each security, with different tranches having various risk factors and repayment schedules, with an “A” tranche having the least risk and “D” and “Income Notes” having the highest risk. For PreTSL XXII, the Company’s tranche level is “Mezzanine Class C-2”. For PreTSL XXIV, the Company’s tranche level is “Mezzanine Class D” and for PreTSL XXVII, the Company’s tranche level is “Mezzanine Class C-1”. At March 31, 2011, the cash flow analysis determined that these CDOs were fully other than temporary impaired due to the large percentages of issuers of the debt underlying the CDOs that were either in default or deferring payments on their debt payments.

For the three months ended June 30, 2010 the Company recognized $417,000 of impairment losses on these CDOs. For the six months ended June 30, 2010, impairment losses of $645,000 were recognized on these CDOs.

INDEX

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

At June 30, 2011, there were 5 securities and at December 31, 2010, there were 10 securities in an unrealized loss position. The securities at June 30, 2011 and December 30, 2010, with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, were as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2011 ($000's)	Value	Losses	Value	Losses	Value	Losses

States and political subdivisions	$412	$(11)	$0	$0	$412	$(11)
Mortgage-backed securities	39,719	(524)	0	0	39,719	(524)
Total temporarily impaired	$40,131	$(535)	$0	$0	$40,131	$(535)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2010 ($000's)	Value	Losses	Value	Losses	Value	Losses

States and political subdivisions	$779	$(11)	$0	$0	$779	$(11)
Mortgage-backed securities	64,332	(2,738)	0	0	64,332	(2,738)
Other bonds	0	0	20	(114)	20	(114)
Total temporarily impaired	$65,111	$(2,749)	$20	$(114)	$65,131	$(2,863)

At June 30, 2011, the Company does not intend to sell these securities in a loss position and believes it is unlikely that the Company will be required to sell the securities while they are in a loss position.

Note 5 – Subordinated Debentures

During September 2005, the Company issued $10.3 million of subordinated debentures to Northern States Statutory Trust I, a wholly-owned grantor trust, which in turn issued $10.3 million of trust preferred securities. The Company is required to hold $310,000 of the trust preferred securities as Common Securities while the remaining $10 million were issued as Capital Securities. The subordinated debentures mature in September 2035. From December 2005 until September 15, 2010, the subordinated debentures bore interest at a rate equal to the sum of the product of 50% times the 3-month LIBOR plus 1.80%, plus the product of 50% times 6.186%. After September 15, 2010 and until maturity, the subordinated debentures bear an interest rate of the 3-month LIBOR plus 1.80%. The rate on the subordinated debentures was 2.047% at June 30, 2011, which is the effective rate from June 15, 2011 through September 14, 2011. For the three months ended June 30, 2011 and 2010, interest expense on the subordinated debentures was $57,000 and $108,000, respectively. For the six months ended June 30, 2011 and 2010, interest expense on the subordinated debentures was $114,000 and $212,000, respectively.

INDEX

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

The Company has guaranteed the payment of distributions and payments upon liquidation or redemption of the trust preferred securities, in each case to the extent of funds held by the Trust. The Company and the Trust believe that, taken together, the obligations of the Company under the guarantee, the subordinated debentures, and other related agreements provide, in the aggregate, a full, irrevocable and unconditional guarantee, on a subordinated basis, of all of the obligations of the Trust under the trust preferred securities. Subject to certain limitations, the Company has the right to defer the payment of interest on the junior subordinated debentures at any time, or from time to time, for a period not to exceed 20 consecutive quarters. In November 2009, the Company notified the trustee that holds the Company’s junior subordinated debentures relating to its outstanding trust preferred securities that the Company would be deferring its regularly scheduled quarterly interest payments. The Company has continued to defer its quarterly interest payments through June 30, 2011. As of June 30, 2011, the accrued interest payable on the subordinated debentures totaled $624,000. During the deferral period, the Company may not pay any dividends on its common or preferred stock. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the subordinated debentures at maturity or their earlier redemption. The subordinated debentures were callable at par beginning in 2010 if the Company obtained Federal Reserve approval, if then required under applicable guidelines or regulations. Subject to certain exceptions, the Company may not without the consent of the Treasury Department engage in repurchases of the Company’s common stock or trust preferred securities until all shares of Series A Preferred Stock issued to the Treasury Department have been redeemed or transferred by the Treasury Department.

Note 6 – Allowance for Loan and Lease Losses and Credit Disclosures

The allowance for loan and lease losses (“ALLL”) is a valuation allowance for potential credit losses, increased by the provision for loan and lease losses and decreased by charge-offs net of recoveries. The ALLL represents one of the most significant estimates in the Company’s financial condition. Accordingly, the Company endeavors to provide a comprehensive and systematic approach for determining management’s current judgment about the credit quality of the loan portfolio.

At the end of each quarter, or more frequently if warranted, the Company analyzes its loan portfolio to determine the level of ALLL needed to be maintained. This analysis results in what management believes is a prudent, conservative ALLL that falls within an acceptable range of estimated credit losses. The ALLL covers estimated credit losses on individually evaluated loans that are determined to be impaired as well as estimated credit losses inherent in the remainder of the loan portfolio.

Senior management and other lenders review all Watch and Substandard credits to determine if a loan is impaired. A loan is considered impaired if it is probable that full principal and interest will not be collected within the contractual terms of the original note. For loans that are individually evaluated and determined to be impaired the Company calculates the amount of impairment based on whether repayment of the loan is dependent on operating cash flow or on the underlying collateral. The decision of which method to use is determined by looking at a number of factors. If the loan is to be repaid primarily from the operating cash flow from the borrower, the impairment analysis calculates the present value of the expected future cash flows discounted at the loan’s effective interest rate and compares the result to the recorded investment. Collateral-dependent loans are measured against the fair value of the collateral less the costs to sell.

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

INDEX

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

Activity in the allowance for loan and lease losses for the six months ended June 30, 2011 and 2010 follows:

For the Six Months Ended June 30, 2011 ($000's)	Beginning Balance Allowance for Loan Losses	Provision Charges to Operating Expense	Loans Charged Off	Recoveries to Loans Previously Charged Off	Ending Balance Allowance for Loan Losses

Commercial	$1,013	$191	$(58)	$32	$1,178
Real estate-construction	2,842	(583)	(1)	0	2,258
Real estate-mortgage 1-4 family	988	131	(254)	0	865
Real estate-mortgage 5+ family	1,025	1,040	0	0	2,065
Real estate-mortgage commercial	11,977	2,925	(750)	0	14,152
Home equity	468	(1)	0	0	467
Leases	0	0	0	0	0
Installment	23	(3)	(4)	2	18

Total	$18,336	$3,700	$(1,067)	$34	$21,003

For the Six Months Ended June 30, 2010 ($000's)	Beginning Balance Allowance for Loan Losses	Provision Charges to Operating Expense	Loans Charged Off	Recoveries to Loans Previously Charged Off	Ending Balance Allowance for Loan Losses

Commercial	$516	$265	$(93)	$22	$710
Real estate-construction	2,591	584	(1,765)	0	1,410
Real estate-mortgage 1-4 family	725	(84)	0	0	641
Real estate-mortgage 5+ family	799	(133)	0	0	666
Real estate-mortgage commercial	12,138	3,074	(1,777)	0	13,435
Home equity	1,241	193	(1,246)	0	188
Leases	0	306	(306)	0	0
Installment	17	25	(19)	4	27

Total	$18,027	$4,230	$(5,206)	$26	$17,077

Nonaccrual Loans: Accrual of uncollectible income on problem loans inflates income and, if recognized in an untimely fashion, can have a dramatic negative impact on earnings. Any loan meeting one of the following criteria is placed in a nonaccrual status and all related interest earned but not collected is reversed:

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

INDEX

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

Loans meeting any of the criteria above may be exempted from this policy if unanimously agreed upon and duly documented by the Directors’ Loan Committee.

Interest received on nonaccrual loans is accounted for on either the cost recovery or the cash-basis until qualifying for return to accrual status. Loans may be returned to accrual status when at least six months of timely payments have been received and there is evidence to support that payments most likely continue.

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

A restructured loan that yields a market rate and on which the borrower is in compliance with the loan’s modified terms need not continue to be reported as a TDR in calendar years after the year in which the restructuring took place. In determining whether the rate is a market rate the Company analyzes the borrower’s current financial condition and compares the rate on the modified loan to rates the Company would charge borrowers with similar financial characteristic on similar type loans.

Loan Rating System: Senior management and the Bank’s lenders use a loan rating system to determine the credit risks of the Company’s loan and leases with the following loan ratings:

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

INDEX

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

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

Below shows the allocation of the allowance for loan and lease losses by segment to loans and leases individually and collectively evaluated for impairment:

At June 30, 2011 ($000's)	Ending Balance Total Loans and Leases	Loans Individually Evaluated for Impairment	Allowance for Loan Losses Allocated to Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Allowance for Loan Losses Allocated to Loans Collectively Evaluated for Impairment

Commercial	$19,671	$1,287	$761	$18,384	$417
Real estate-construction	29,913	12,981	1,725	16,932	533
Real estate-mortgage 1-4 family	38,285	6,878	451	31,407	414
Real estate-mortgage 5+ family	43,088	12,189	1,634	30,899	431
Real estate-mortgage commercial	215,539	67,935	9,284	147,604	4,868
Home equity	22,475	1,882	309	20,593	158
Leases	367	0	0	367	0
Installment	1,517	7	0	1,510	18

Balance at June 30, 2011	$370,855	$103,159	$14,164	$267,696	$6,839

At December 31, 2010 ($000's)	Ending Balance Total Loans and Leases	Loans Individually Evaluated for Impairment	Allowance for Loan Losses Allocated to Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Allowance for Loan Losses Allocated to Loans Collectively Evaluated for Impairment

Commercial	$20,927	$1,570	$614	$19,357	$399
Real estate-construction	29,776	11,711	2,070	18,065	772
Real estate-mortgage 1-4 family	41,228	5,737	441	35,491	547
Real estate-mortgage 5+ family	44,021	8,594	491	35,427	534
Real estate-mortgage commercial	223,546	51,116	6,579	172,430	5,398
Home equity	23,392	1,816	274	21,576	194
Leases	442	0	0	442	0
Installment	1,807	8	0	1,799	23

Balance at December 31, 2010	$385,139	$80,552	$10,469	$304,587	$7,867

INDEX

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

Below shows the age analysis of the past due loans and leases by segment and class at June 30, 2011 and December 31, 2010:

At June 30, 2011 ($000's)	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Total Loans and Leases	Greater Than 90 Days Past Due and Still Accruing

Commercial	$17,744	$253	$18	$1,656	$1,927	$19,671	$397
Real estate-construction
1-4 family	14,642	0	0	2,843	2,843	17,485	0
Other	10,859	244	0	1,325	1,569	12,428	117
Real estate-mortgage
1-4 family	34,669	766	278	2,572	3,616	38,285	71
Real estate-mortgage
5+ family	30,423	476	0	12,189	12,665	43,088	3,599
Real estate-mortgage
commercial
Owner occupied	55,009	15	2,617	10,051	12,683	67,692	0
Non-owner occupied	79,614	1,550	0	3,721	5,271	84,885	2,420
Hotel industry	53,817	0	2,733	6,412	9,145	62,962	0
Home equity	20,505	254	236	1,480	1,970	22,475	170
Leases	367	0	0	0	0	367	0
Installment	1,471	17	5	24	46	1,517	26
Balance at June 30, 2011	$319,120	$3,575	$5,887	$42,273	$51,735	$370,855	$6,800

At December 31, 2010 ($000's)	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Total Loans and Leases	Greater Than 90 Days Past Due and Still Accruing

Commercial	$20,178	$78	$158	$513	$749	$20,927	$513
Real estate-construction
1-4 family	14,234	0	0	2,886	2,886	17,120	0
Other	10,263	0	1,184	1,209	2,393	12,656	0
Real estate-mortgage
1-4 family	36,416	894	1,236	2,682	4,812	41,228	130
Real estate-mortgage
5+ family	35,426	164	0	8,431	8,595	44,021	0
Real estate-mortgage
commercial
Owner occupied	65,485	749	2,181	414	3,344	68,829	0
Non-owner occupied	84,353	0	272	1,596	1,868	86,221	296
Hotel industry	62,072	0	0	6,424	6,424	68,496	0
Home equity	21,487	73	300	1,532	1,905	23,392	172
Leases	442	0	0	0	0	442	0
Installment	1,756	13	8	30	51	1,807	30
Balance at December 31, 2010	$352,112	$1,971	$5,339	$25,717	$33,027	$385,139	$1,141

INDEX

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

The Company utilizes a loan rating system as a means of identifying problem and potential loans. Below shows the loan ratings of loans and leases at June 30, 2011 and December 31, 2010:

At June 30, 2011 ($000's)	Pass	Watch	Substandard	Nonaccrual	Doubtful	Total

Commercial	$15,897	$2,487	$28	$1,259	$0	$19,671
Real estate-construction
1-4 Family	2,750	4,230	7,662	2,843	0	17,485
Other	398	9,554	1,267	1,209	0	12,428
Real estate-mortgage 1-4 family	27,176	4,231	4,377	2,501	0	38,285
Real estate-mortgage 5+ family	24,468	6,431	3,599	8,590	0	43,088
Real estate-mortgage commercial
Owner occupied	37,653	12,227	7,761	10,051	0	67,692
Non-owner occupied	48,498	20,900	13,737	1,750	0	84,885
Hotel industry	18,760	9,566	28,224	6,412	0	62,962
Home equity	19,800	793	505	1,377	0	22,475
Leases	302	65	0	0	0	367
Installment	1,510	0	7	0	0	1,517

Balance at June 30, 2011	$197,212	$70,484	$67,167	$35,992	$0	$370,855

At December 31, 2010 ($000's)	Pass	Watch	Substandard	Nonaccrual	Doubtful	Total

Commercial	$17,470	$1,887	$1,570	$0	$0	$20,927

Real estate-construction
1-4 Family	6,587	1,181	6,466	2,886	0	17,120
Other	557	9,740	1,150	1,209	0	12,656
Real estate-mortgage 1-4 family	30,356	5,135	3,185	2,552	0	41,228
Real estate-mortgage 5+ family	25,341	10,086	0	8,594	0	44,021
Real estate-mortgage commercial
Owner occupied	39,757	17,282	9,985	1,805	0	68,829
Non-owner occupied	52,509	29,034	3,378	1,300	0	86,221
Hotel industry	19,207	14,641	28,224	6,424	0	68,496
Home equity	20,783	793	457	1,359	0	23,392
Leases	358	84	0	0	0	442
Installment	1,799	0	8	0	0	1,807

Balance at December 31, 2010	$214,724	$89,863	$54,423	$26,129	$0	$385,139

INDEX

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

The following tables present loans and leases by segment and class individually evaluated for impairment at June 30, 2011 and December 31, 2010 and the average recorded investment and investment income recognized for the six months ended June 30, 2011. The recorded investment below was shown net of specific allocation:

June 30, 2011 ($000s)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Investment Income Recognized

With no related allowance recorded:
Commercial	$28	$28	$0	$111	$1
Real estate-construction
1-4 family	2,864	2,864	0	2,682	47
Other	851	2,584	0	812	2
Real estate-mortgage 1-4 family	3,670	3,670	0	3,663	51
Real estate-mortgage 5+ family	4,337	4,337	0	4,337	0
Real estate-mortgage commercial
Owner occupied	7,135	7,135	0	5,697	90
Non-owner occupied	8,328	8,328	0	5,831	139
Hotel industry	6,197	6,197	0	6,116	120
Home equity	571	571	0	540	8
Leases	0	0	0	0	0
Installment	7	7	0	8	1
With an allowance recorded:
Commercial	498	1,259	761	616	0
Real estate-construction
1-4 family	6,125	7,641	1,516	6,025	76
Other	1,416	1,625	209	1,450	19
Real estate-mortgage 1-4 family	2,757	3,208	451	2,552	59
Real estate-mortgage 5+ family	6,218	7,852	1,634	5,450	58
Real estate-mortgage commercial
Owner occupied	7,115	10,677	3,562	6,969	17
Non-owner occupied	14,554	15,356	593	12,335	203
Hotel industry	15,322	23,426	5,129	16,114	244
Home equity	1,002	1,311	309	1,027	0
Leases	0	0	0	0	0
Installment	0	0	0	0	0
Total:
Commercial	$526	$1,287	$761	$727	$1
Real estate-construction	11,256	14,714	1,725	10,969	144
Real estate-mortgage 1-4 family	6,427	6,878	451	6,215	110
Real estate-mortgage 5+ family	10,555	12,189	1,634	9,787	58
Real estate-mortgage commercial	58,651	71,119	9,284	53,062	813
Home equity	1,573	1,882	309	1,567	8
Leases	0	0	0	0	0
Installment	7	7	0	8	1

Total at June 30, 2011	$88,995	$108,076	$14,164	$82,335	$1,135

INDEX

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

At December 31, 2010 ($ 000's)	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no related allowance recorded:
Commercial	$35	$35	$0
Real estate-construction
1-4 family	1,680	1,680	0
Other	734	2,468	0
Real estate-mortgage 1-4 family	3,454	3,454	0
Real estate-mortgage 5+ family	7,172	7,172	0
Real estate-mortgage commercial
Owner occupied	2,971	2,971	0
Non-owner occupied	1,768	1,768	0
Hotel industry	5,947	5,947	0
Home equity	525	525	0
Leases	0	0	0
Installment	8	8	0
With an allowance recorded:
Commercial	921	1,535	614
Real estate-construction
1-4 family	5,771	7,673	1,902
Other	1,456	1,624	168
Real estate-mortgage 1-4 family	1,842	2,282	441
Real estate-mortgage 5+ family	931	1,422	491
Real estate-mortgage commercial
Owner occupied	7,391	8,369	978
Non-owner occupied	3,121	3,567	239
Hotel industry	23,339	31,677	5,362
Home equity	1,017	1,291	274
Leases	0	0	0
Installment	0	0	0
Total:
Commercial	$956	$1,570	$614
Real estate-construction	9,641	13,445	2,070
Real estate-mortgage 1-4 family	5,296	5,736	441
Real estate-mortgage 5+ family	8,103	8,594	491
Real estate-mortgage commercial	44,537	54,299	6,579
Home equity	1,542	1,816	274
Leases	0	0	0
Installment	8	8	0

Total at December 31, 2010	$70,083	$85,468	$10,469

INDEX

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

Note 7 - Fair Value Measurement

Below shows information about the Company's securities that were measured at fair value and the valuation techniques used by the Company to determine fair values.

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

On an annual basis the Company validates the measurement of the fair values of its securities with an independent securities valuation firm. This independent securities valuation firm determines the fair values of the securities portfolio that is then compared to the fair value using the methods outlined above. When this validation was last done on September 30, 2010, the difference between the fair value reported and the fair value determined by the independent securities valuation firm was considered immaterial.

Securities Available for Sale ($000's)		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

States and political subdivisions	$3,848	$0	$3,848	$0
Mortgage - backed securities	81,975	0	81,975	0
Equity securities	4,177	4,177	0	0
At June 30, 2011	$90,000	$4,177	$85,823	$0

U.S. Treasury	$1,002	$1,002	$0	$0
States and political subdivisions	3,997	0	3,997	0
Mortgage - backed securities	82,648	0	82,648	0
Other bonds	20	0	0	20
Equity securities	4,163	4,163	0	0
At December 31, 2010	$91,830	$5,165	$86,645	$20

INDEX

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

The Company's change in Level 3 securities measured at fair value on a recurring basis was as follows:

Securities Available for Sale ($000's)
Balance at December 31, 2010	$20
Total realized and unrealized gains (losses) included in income	(163)
Total unrealized gains (losses) included in other comprehensive income	143
Net purchase, sales, calls and maturities	0
Net transfer into Level 3	0
Balance at June 30, 2011	$0

Securities Available for Sale ($000's)
Balance at December 31, 2009	$37
Total realized and unrealized gains (losses) included in income	(645)
Total unrealized gains (losses) included in other comprehensive income	613
Net purchase, sales, calls and maturities	0
Net transfer into Level 3	0
Balance at June 30, 2010	$5

The Company used accounting guidelines to determine other than temporary impairment losses on its Collateralized Debt Obligations ("CDOs") as the fair value of these securities was not readily determinable by the market. The impairment losses on the CDOs were due to defaults and deferral of payments by the financial institutions and insurance companies that issued the debt underlying the securities. During the quarter ended March 31, 2011, the Company used cash flow analyses on its CDOs to determine other than temporary impairment losses of $134,000, totally writing-off the remaining book value of these CDOs.

During the quarter ended June 30, 2010, the Company recognized $417,000 of other than temporary impairment losses on the CDOs and for the six months ended June 30, 2010 the impairment losses on the CDOs totaled $645,000.

During the first quarter of 2011, the Company had a write-down of $29,000 to its equity securities consisting of preferred stock issued by the Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) which totally wrote-off the remaining balance of these securities. These securities were later sold during the second quarter of 2011 for $142,000 with the Company recognizing a gain for that amount.

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

INDEX

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

During the first half of 2011 and 2010, the Company recorded adjustments to certain collateral dependent loans measured for impairment in accordance with accounting guidelines. In cases where the carrying value of the loans exceeds the estimated fair value of the collateral less estimated costs, an impairment loss was recognized. The Company also recorded adjustments to certain cash flow dependent loans consisting primarily of troubled debt restructured loans that were measured for impairment in accordance with accounting guidelines. In the case of the cash flow dependent troubled debt restructured loans, impairment was determined by comparing the discounted cash flows with the Company’s recorded investment. The Company made allocations for impaired loans totaling $3.9 million and $3.3 million for the three months ended June 30, 2011 and 2010, respectively.

Impaired Loans ($000's)		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2011	$53,122	$0	$0	$53,122

At December 31, 2010	$56,992	$0	$0	$56,992

Impaired Other Real Estate Owned ($000''s)		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2011	$15,082	$0	$0	$15,082

At December 31, 2010	$23,874	$0	$0	$23,874

During the quarter ended June 30, 2011, the Company recorded $655,000 in write-down adjustments to certain properties carried as other real estate owned as compared with $1,424,000 for the same quarter of 2010. Such write-downs are generally based on the estimated underlying fair values of the properties less estimated costs to sell. In cases where the carrying value of the properties exceeds the estimated fair value of the property, an impairment loss was recognized. During the six months ended June 30, 2011 and June 30, 2010, the Company recorded $1,328,000 and $1,424,000 in write-down adjustments to other real estate owned.

The following methods and assumptions were used to estimate fair values for financial instruments. Securities fair values are based on quoted market prices or, if no quotes are available, on the rate and term of the security and or information about the issuer. For loans, leases, deposits, securities sold under repurchase agreements and fixed rate FHLB advances, the fair value is estimated by discounted cash flow analysis using market rates for the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values. The fair value of off-balance sheet items is based on the fees or cost that would currently be charged to enter or terminate such arrangements and the fair value is not material. Fair value for cash and cash equivalents, accrued interest receivable, advances from borrowers for taxes and insurance and accrued interest payable are estimated at carrying value. The estimated fair value for Federal Home Loan Bank stock is equal to the carrying value based on the restricted nature of the stock.

INDEX

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

The estimated fair values of financial instruments at June 30, 2011 and December 31, 2010 were:

June 30, 2011 ($000's)	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$32,919	$32,919
Securities available for sale	90,000	90,000
Loans and leases, net	349,539	358,040
Federal Home Loan Bank stock	1,801	1,801
Accrued interest receivable	1,836	1,836

Financial liabilities:
Deposits	$(431,474)	$(431,726)
Securities sold under repurchase agreements	(27,105)	(27,067)
Subordinated debentures	(10,310)	(5,973)
Advances from borrowers for taxes and insurance	(1,087)	(1,087)
Accrued interest payable	(1,125)	(1,125)

December 31, 2010 ($000's)	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$30,357	$30,357
Securities available for sale	91,830	91,830
Loans and leases, net	366,453	359,891
Federal Home Loan Bank stock	1,801	1,801
Accrued interest receivable	1,751	1,751

Financial liabilities:
Deposits	$(446,551)	$(447,147)
Securities sold under repurchase agreements	(35,517)	(35,421)
Subordinated debentures	(10,310)	(5,904)
Advances from borrowers for taxes and insurance	(1,109)	(1,109)
Accrued interest payable	(1,317)	(1,317)

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

INDEX

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

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

INDEX

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

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

Note 9 – Management Plans

Management and the Board of Directors are committed to complying with the terms of the Consent Order and the Written Agreement, and have already taken, and continue to take, numerous steps to address these matters. The Bank and the Company will report to the FDIC and the IDFPR, and the Federal Reserve, respectively, quarterly regarding their progress in complying with the provisions included in the Consent Order and the Written Agreement. Compliance with the terms of the Consent Order and the Written Agreement will be an ongoing priority for management of the Bank and the Company.

The Bank continues to dedicate significant resources to effectively identify, monitor, and manage problem assets and reduce real estate loan concentrations. A liquidity policy has been developed to identify the sources of liquid assets available to meet the Bank’s contingency funding needs. Dividends have already been restricted and the Company has suspended its dividend payments on its Series A Preferred Stock issued to the Treasury Department as is permissible under the terms of the TARP Capital Purchase Program. The Company has deferred payment of interest on its subordinated debentures issued in connection with its trust preferred securities. The Bank’s Tier 1 to average assets ratio and total capital to assets ratio, on a risk adjusted basis, were 8.26 percent and 13.08 percent, respectively, as of June 30, 2011, which were above the capital levels required by the Consent Order of 8.00 percent and 12.00 percent.

INDEX

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

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

Note 10 – Recent Accounting Pronouncements

(ASU No. 2011-2) In April 2011, the FASB issued “Receivables (Topic 310) - A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring.” ASU 2011-2 provides additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. In conjunction with ASU 2011-1, the effective date of the disclosures has been temporarily delayed. Therefore, management has not included such disclosures in Note 6 (Allowance for Loan and Lease Losses and Credit Disclosures footnote) of the financial statements.” Management will implement the disclosures required by this standard beginning with the Company's September 30, 2011 interim financial statements.

(ASU 2011-4) In May 2011, the FASB issued an Update related to fair value measurements (Topic 820) and disclosure requirements. The Update results in common fair value measurement and disclosures in U.S. GAAP and IFRS by changing the wording used to describe many of the fair value measurement requirements in U.S. GAAP or to clarify the FASB’s intent about the application of existing fair value measurement requirements. The amendments will be adopted beginning in the first quarter of 2012 and applied to the Company’s financial statements prospectively.

(ASU 2011-5) In June 2011, the FASB issued an Update on the Presentation of Comprehensive Income (Topic 220). The Update changes the reporting and presentation of comprehensive income on the face of the financial statements and provides two options of presentation- a single statement including net income and the components of other comprehensive income or two separate statements. The Update eliminates the option of presenting the components of other comprehensive income in the statement of changes in stockholders’ equity and requires reclassification adjustments to be reported on the face of the financial statements, rather than in the footnotes. The amendments in this Update will be adopted beginning in the first quarter of 2012 and will be applied to the Company’s financial statements retrospectively.

INDEX

NORTHERN STATES FINANCIAL CORPORATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion focuses on the consolidated financial condition of Northern States Financial Corporation (the “Company”) at June 30, 2011 compared to December 31, 2010 and the Company’s consolidated results of operations for the three and six month periods ended June 30, 2011, compared with the three and six month periods ended June 30, 2010. The purpose of this discussion is to provide a better understanding of the condensed consolidated financial statements of the Company and the operations of its two wholly-owned subsidiaries, NorStates Bank (the “Bank”) and NorProperties, Inc. (“NorProp”), and the Bank’s wholly-owned subsidiary, Northern States Community Development Corporation (“NSCDC”). This discussion should be read in conjunction with the interim condensed consolidated unaudited financial statements and notes thereto included herein.

Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "plan," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. The Company cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to June 30, 2011 to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, the potential for further deterioration in the credit quality of the Company’s loan and lease portfolios, uncertainty regarding the Company’s ability to ultimately recover on loans currently on nonaccrual status, the Company’s ability to comply with the provisions of the Consent Order and Written Agreement, further deterioration in the value of the Company’s other real estate owned, unanticipated changes in interest rates, worsening or lack of improvement in general economic conditions and the real estate market, increasing regulatory compliance burdens or potential legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the quality or composition of the Company’s loan or investment portfolios, deposit flows, liquidity issues, competition, demand for loan products and financial services in the Company’s market area, and changes in accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements.

OVERVIEW

Total assets at June 30, 2011 were $506.2 million, a decrease of $25.5 million, or 4.80 percent, from $531.7 million at December 31, 2010. Loans totaled $370.5 million at June 30, 2011, a decrease of $14.2 million, or 3.7 percent, from $384.8 million at December 31, 2010. Loans decreased primarily as scheduled principal loan payments and loan payoffs were received in the normal course of business. Contributing to the decrease was the sale of a $4.9 million loan that was outside of the Bank’s lending area. Other real estate owned totaled $15.5 million at June 30, 2011, decreasing $8.8 million, or 36.1 percent, from year-end 2010 as $7.5 million of these properties were sold and the Company recognized further impairment of $1.3 million. The Company’s cash and cash equivalents totaled $32.9 million at June 30, 2011, an increase of $2.5 million from December 31, 2010 as the Company continued to manage its liquidity.

The decline in the Company’s assets was primarily offset by deposit decreases of $15.1 million, or 3.4 percent, as deposits totaled $431.5 million at June 30, 2011 compared with $446.6 million at December 31, 2010. Low cost savings accounts increased $3.3 million from year-end. Time deposits, under $100,000 and time deposits, $100,000 and over decreased $5.0 million and $1.0 million, respectively, as rates paid on time deposits were at historically low levels. The Company’s brokered time deposits decreased as management lowered this source of funding by $12.7 million from year-end 2010 in order to comply with the regulatory restrictions applicable to adequately capitalized institutions and to manage its balance sheet. Money market account decreases of $2.8 million from year-end were largely offset by increases to NOW accounts of $2.7 million.

INDEX

NORTHERN STATES FINANCIAL CORPORATION

The Company’s borrowings though securities sold under repurchase agreements decreased $8.4 million to $27.1 million at June 30, 2011 as compared with $35.5 million at December 31, 2010.

The Company had a net loss available to common stockholders for the three months ended June 30, 2011 of $2.6 million or $0.60 per share, compared with a net loss available to common stockholders of $829,000, or $0.20 per share for the same three months of 2010. The loss for the three months ended June 30, 2011 was due primarily to expenses relating to nonperforming assets such as the provision for loan and lease losses of $2.5 million, write-downs of other real estate owned of $655,000 and loan and collection expenses of $624,000.

The Company’s net loss available to common stockholders for the six months ended June 30, 2011 was $3.9 million, or $0.92 per share, compared with a net loss available to common stockholders of $3.1 million, or $0.76 per share for the same six months of 2010.

The Company’s net interest income, the difference between interest earned on loans and investments and interest paid on deposits and borrowings, was $4.7 million for the second quarter of 2011 decreasing 1.4 percent, or $67,000 compared with the same quarter of 2010. The slight decline to net interest income was attributable to declines to average earning assets in 2011. The net yield on average interest earning assets on a tax equivalent basis increased to 3.80 percent during the second quarter of 2011 as compared with 3.58 percent for the same quarter of 2010.

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

Allowance for Loan and Lease Losses.

The allowance for loan and lease losses is a critical accounting policy for the Company because management must make estimates of losses and these estimates are subject to change. The allowance for loan and lease losses is a valuation allowance for potential credit losses, increased by the provision for loan and lease losses and decreased by charge-offs less recoveries. Management analyzes the adequacy of the allowance for loan and lease losses at least quarterly. In its analysis management estimates the allowance balance required using past loan and lease loss experience, the nature and volume of the portfolio, information about specific borrower situations, the present value of expected cash flows and collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans and leases, but the entire allowance is available for any loan or lease that, based on management’s judgment, should be charged-off. Based on this analysis, management believes the allowance for loan and lease losses at June 30, 2011 is adequate to cover potential credit losses.

One of the components of the allowance for loan losses is historical loss experience. The loss percentages used at June 30, 2011 were based on the recent trailing 24 months as it is believed to be indicative of current loan loss estimates.

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

INDEX

NORTHERN STATES FINANCIAL CORPORATION
Income Taxes.

The Company recognized no income tax benefit for the six months of 2011 despite having an operating loss before income taxes of $3.4 million. Per accounting rules, the Company for the first half of 2011 continued to book tax benefits as a deferred tax asset with a corresponding offset to the deferred tax asset valuation allowance without recognizing a tax benefit on the income statement due to uncertainties as to the realization of these benefits. For the first half of 2011, the Company’s tax benefit was calculated to be $1.5 million which also increased the deferred tax asset valuation allowance to $17.8 million from $16.3 million at year-end 2010. The Company will continue to analyze its deferred tax asset quarterly.

No income tax benefit for the first six months of 2010 was recorded despite an operating loss before income taxes of $2.6 million. The Company’s net deferred tax asset, exclusive of the deferred tax asset related to the unrealized loss on securities available for sale, totaled $14.9 million at June 30, 2010 that was offset by a deferred tax asset valuation allowance for the same amount.

FINANCIAL CONDITION

The Company’s cash and cash equivalents totaled $32.9 million at June 30, 2011, an increase of $2.6 million, or 8.4 percent, from December 31, 2010 as the Company continued to manage its liquidity. The Company’s interest bearing deposits in financial institutions with maturities less than 90 days, a component of cash and cash equivalents, totaled $18.4 million. These funds were primarily deposits at the Federal Reserve Bank of Chicago as the interest rate paid there was greater than or comparable to rates paid on federal funds sold.

The Company’s securities available for sale declined $1.8 million, to $90.0 million at June 30, 2011 compared with $91.8 million at year-end 2010. The declines in securities were due to scheduled security maturities and payments as well as the write-downs to securities for other than temporary impairment of $163,000. The Company’s investments in mortgage-backed securities decreased $673,000 to $82.0 million at June 30, 2011 as compared with $82.6 million at December 31, 2010 due to scheduled payments.

The $163,000 of other than temporary impairment write-downs occurred during the first quarter of 2011 due in part to write-downs of $134,000 to the Company’s CDOs consisting of trust preferred securities issued by other financial institutions carried as other bonds. The write-downs to the CDOs were based on an analysis of the collateral and the expected discounted cash flows. The CDOs had an original par value of $10.9 million which at March 31, 2011 were completely written-off. The balance of the other than temporary impairment write-downs of $29,000 were for write-downs to equity securities consisting of preferred stock issued by FNMA and FHLMC. These preferred stocks had an original par value of $2.0 million which was completely written-off at March 31, 2011. During the second quarter of 2011, these preferred stocks were sold for $142,000 and a corresponding gain was recognized.

At June 30, 2011, the Company had pledged securities of $57.5 million as compared to $59.0 million at December 31, 2010. The securities were pledged to secure public deposits, repurchase agreements and for other purposes as required or permitted by law.

Loans and leases totaled $370.5 million at June 30, 2011, decreasing $14.2 million, or 3.7 percent, from $384.8 million at December 31, 2010. Loans decreased primarily as scheduled principal loan payments and loan payoffs were received in the normal course of business. Contributing to the decrease was the sale of a $4.9 million loan secured by a hotel that was outside of the Bank’s lending area. Subsequent to June 30, 2011, the Bank received a payoff of $4.8 million on a loan secured by commercial real estate.

At June 30, 2011, approximately 94 percent of the Bank’s loan portfolio was secured by real estate. The Company’s loans to the hotel industry totaled $63.0 million, or 201 percent of total capital, at June 30, 2011 decreasing $5.5 million from year-end 2010 primarily from the sale of the $4.9 million loan discussed above. Loans totaling $31.5 million secured by 1-4 family homes and 5+ family residences at June 30, 2011 were pledged to secure a line of credit of $16.4 million from the Federal Home Loan Bank of Chicago. At June 30, 2011, loans totaling $95.4 million had payment schedules where only interest is collected until the loans mature as compared with $103.1 million in loans at December 31, 2010. At June 30, 2011, $21.1 million of loans having interest only payments were home equity loans.

INDEX

NORTHERN STATES FINANCIAL CORPORATION

Loan commitments declined $4.7 million to $31.8 million at June 30, 2011, compared with $36.5 million at December 31, 2010. Letters of credit decreased during the three months ended June 30, 2011, to $2.9 million from $3.1 million at year-end 2010. At June 30, 2011, loans to related parties totaled $229,000 as compared with $218,000 at December 31, 2010. Loan commitments and letters of credit issued to related parties were $208,000 at June 30, 2011 compared with $220,000 at December 31, 2010. Loans, loan commitments and letters of credit to related parties are made on the same terms and conditions that are available to the public.

Deposits totaled $431.5 million at June 30, 2011, decreasing $15.1 million from $446.6 million at December 31, 2010. Low cost savings accounts increased $3.3 million from year-end. Time deposits, under $100,000 decreased $5.0 million from year-end. Large time deposits of $100,000 or greater decreased $1.0 million although the wholesale internet time deposits, not considered brokered time deposits, increased by $7.9 million. Brokered time deposits decreased as management lowered this source of funding by $12.7 million from year-end in order to comply with the regulatory restrictions applicable to adequately capitalized institutions and to manage its balance sheet. Time deposits in total declined as rates paid on time deposits were at historically low levels. Money market accounts decreased $2.8 million from year-end which was largely offset by increases to NOW accounts of $2.7 million. Related party deposits at June 30, 2011 totaled $8.5 million, unchanged from year-end 2010.

Because the Consent Order establishes specific capital amounts to be maintained by the Bank, the Bank may not be considered better than “adequately capitalized” for capital adequacy purposes, even if the Bank exceeds the levels of capital set forth in the Consent Order. Currently, the Bank exceeds the capital levels established by the FDIC and the IDFPR in the Consent Order.

As an adequately capitalized institution, the Bank may not accept, renew or roll over brokered deposits without prior approval of the FDIC. Brokered deposits also include deposits with rates of interest that are more than 75 basis points above the rate applicable to the applicable market of the Bank as determined by the FDIC. However, the Bank has received designation by the FDIC that the Bank is operating in a high rate area. This allows the Bank to use local average deposit rates as a basis for setting competitive rates on its deposits. However, other depositors, including some local government entities, may not maintain their deposits at the Bank, if the Bank is no longer classified as well capitalized.

Securities sold under repurchase agreements declined $8.4 million at June 30, 2011 to $27.1 million compared with $35.5 million at December 31, 2010. Related party repurchase agreements at June 30, 2011 totaled $2.4 million, unchanged from year-end 2010.

CAPITAL RESOURCES

Total stockholders’ equity decreased $2.0 million to $31.3 million at June 30, 2011 as compared with $33.3 million at year-end 2010. The Company’s net loss of $3.4 million and accrual for dividends on the preferred stock of $464,000 for the six months ended June 30, 2011 were offset by a $1.7 million increase to accumulated other comprehensive income relating to the unrealized gains on securities available for sale, net of deferred tax and $181,000 due to the accretion of the unearned portion of stock awards. The book value of the Company’s outstanding common stock at June 30, 2011 was $3.30 per share, compared with $3.95 at December 31, 2010.

On a consolidated basis, the Company’s Tier 1 to average assets ratio and total capital to assets ratio, on a risk adjusted basis, were 7.94 percent and 12.60 percent, respectively, at June 30, 2011. The Bank’s Tier 1 to average assets ratio and the total capital to assets ratio, on a risk adjusted basis, were 8.26 percent and 13.08 percent, respectively, as of June 30, 2011 which were above the capital levels required by the Consent Order of 8.00 percent and 12.00 percent.

INDEX

NORTHERN STATES FINANCIAL CORPORATION

In January 2011, 207,500 shares of restricted stock were issued pursuant to the 2009 Restricted Stock Plan from the Company’s treasury stock. During the second quarter of 2011, employees, who left the Company, forfeited 1,000 restricted stock shares which were returned to treasury stock, lowering the total shares issued pursuant to the Plan to 206,500 shares. Of the 80,000 shares issued to directors, 70,000 shares vested during the first quarter of 2011, while the remaining 10,000 shares will vest over a two-year period. A total of 126,500 restricted stock shares granted to employees of the Company will fully vest in January 2013. The expense attributable to these restricted stock awards recognized during the three and six months ended June 30, 2011 totaled $29,000 and $181,000, respectively. The quarterly expense for the vesting of these issued restricted stock awards is expected to be $29,000 through year-end 2012.

LIQUIDITY

The Company’s liquidity is measured by the ability to raise funds through deposits, borrowed funds, capital or cash flow from the repayment or maturities of loans and securities and net profits. Liquidity is primarily managed through the growth of deposits and by liquid assets such as cash and due from banks less any reserve requirements, securities available for sale less any pledged securities and federal funds sold. Asset and liability management is the process of managing the balance sheet to achieve a mix of earning assets and liabilities in such a way that achieves an interest rate risk profile acceptable to management and assists in achieving a desired level of profitability. An important part of the overall asset and liability management process is providing adequate liquidity. Liquid assets at the Bank consist of cash and cash equivalents less any Federal Reserve Bank deposit requirements and normal branch cash reserves plus unpledged securities available for sale. The Company’s liquid assets totaled $56.7 million at June 30, 2011, increasing $1.2 million as compared with $55.5 million at December 31, 2010.

As required by the Consent Order, management developed a liquidity plan that identifies the sources of liquid assets available to meet the Bank’s contingency funding needs over the next twelve months. This liquidity plan looks at the Bank’s ability to meet the cash flow requirements of customers and other operating needs and seeks to manage liquidity to meet these requirements. The Company needs to have sufficient cash flow to meet borrowers’ needs to fund loans or the requirements of depositors wanting to withdraw funds. The Statements of Cash Flows shows that for the six months ended June 30, 2011, cash and cash equivalents increased by $2.5 million to $32.9 million as compared with $30.4 million at December 31, 2010.

The Consent Order also restricts payments of dividends from the Bank to the Company and as such conserves liquidity at the Bank. Dividends from the Bank are needed to fund dividend payments by the Company to its preferred and common stockholders and the interest payments on its subordinated debentures. Due to this restriction, among other factors, it is expected that the Company will continue to suspend dividend payments on its Series A Preferred Stock issued under the TARP Capital Purchase Program for the balance of 2011 and there will be no dividends to common stockholders in 2011. Also, the Company will continue to defer interest payments on its subordinated debentures. The accumulated unpaid deferred dividends payable on the Series A Preferred Stock totaled $1.7 million at June 30, 2011and the deferred interest payments payable on the subordinated debentures totaled $624,000 at June 30, 2011.

Liquid assets consist of cash and due from banks, federal funds sold, interest bearing deposits in financial institutions with maturities less than 90 days, unpledged securities available for sale less reserve requirements and normal cash reserves. As part of the liquidity policy, management reviews the Bank’s on-balance sheet liquidity ratio daily. The on-balance sheet liquidity ratio is the net liquid assets divided by total deposits. At June 30, 2011, this internally calculated ratio at the Bank was 13.5 percent as compared with 14.2 percent at year-end 2010.

The liquidity plan considers the liquidity provided by scheduled principal payments of loan customers as well as estimated anticipated payoffs of loans as the Bank attempts to lower its concentrations to the hotel industry. The Bank expects to receive liquidity from loan principal payments of approximately $1.6 million per month.

INDEX

NORTHERN STATES FINANCIAL CORPORATION

Federal funds sold and interest bearing deposits in financial institutions with maturities less than 90 days are principal sources of liquidity. These funds totaled $26.7 million at June 30, 2011 as compared with $24.7 million at December 31, 2010.

The Company classifies all of its securities as available for sale, which increases the Company's flexibility in that the Company can use its unpledged securities to meet liquidity requirements by selling the unpledged securities or by increasing its repurchase agreement balances. Securities available for sale totaled $90.0 million at June 30, 2011, of which $57.5 million were pledged to secure public deposits and repurchase agreements. At December 31, 2010, securities available for sale totaled $91.8 million of which $59.0 million were pledged.

An important source of liquidity to the Company is deposits. Under the Consent Order, the Bank must limit its brokered time deposits. As a result of the Consent Order, the Bank is not permitted to pay a rate of interest on deposit products that is more than 75 basis points above the rate applicable to the applicable market of the Bank as determined by the FDIC. As a factor in its liquidity plan, the Company anticipates that brokered time deposits, “High Yield Checking” NOW accounts and public deposits may decrease from their current levels due in part to the Bank’s compliance with the Consent Order. The Bank expects that a portion of these deposit reductions will be offset by growth in core deposits to new retail and commercial customers as well as wholesale internet time deposits which are not considered brokered. The FDIC has recognized that the Bank is operating in a high rate area, which allows the Bank to use local average deposit rates as a basis for setting competitive rates on its deposits. However, it is expected that deposits will decline during the balance of 2011 and liquidity available from deposits will be limited.

In its liquidity plan, the Bank considers its line of credit available at the Federal Home Loan Bank of Chicago, which was $16.4 million at June 30, 2011, as a source of liquidity. The Company has pledged loans totaling $31.5 million at June 30, 2011 as security for this line.

RESULTS OF OPERATIONS

NET INCOME

The Company recognized a loss available to common stockholders for the quarter ended June 30, 2011 of $2.6 million, as compared with a loss available to common stockholders of $829,000 for the same quarter of 2010. The loss during the second quarter of 2011 was primarily due to a provision to the allowance for loan and lease losses of $2.5 million, write-downs to other real estate owned of $655,000 as property values declined and loan and collection expenses of $624,000 that were primarily related to nonperforming assets. The loss for the same quarter of 2010 was primarily the result of provision to the allowance for loan and lease losses of $517,000, write-downs to other real estate owned of $1.4 million and the recognition of $417,000 for other than temporary impairment to the Company’s securities.

For the six months ended June 30, 2011, the Company posted a loss available to common stockholders of $3.9 million as compared with a loss available to common stockholders of $3.1 million for the same period of 2010. The loss for the first half of 2011 resulted from provisions for loan losses of $3.7 million, write-downs of other real estate owned of $1.3 million and loan and collection expenses of $732,000 that were primarily related to nonperforming assets. The loss for the first half of 2010 resulted from provisions for loan losses of $4.2 million, write-downs of other real estate owned of $1.4 million and other than temporary impairment write-downs to securities of $645,000. The loss during the 2010 period was partially offset by gains from the sale of securities of $653,000 and gains from sales of other real estate owned of $400,000.

NET INTEREST INCOME

Net interest income, the difference between interest income on earning assets and interest expense on interest bearing liabilities, decreased a nominal 1.4 percent, or $67,000, and totaled $4.7 million for the three months ended June 30, 2011, as compared with same quarter of 2010. The slight decrease to net interest income for the quarter was attributable to a decrease in average interest earning assets of $39.8 million for the second quarter of 2011 as compared with same quarter of 2010.

INDEX

NORTHERN STATES FINANCIAL CORPORATION

Most of the $39.8 million decline to average earning assets during the second quarter of 2011 as compared with the same quarter last year was attributable to decreases in average loans of $33.3 million coupled with decreases in average taxable securities of $5.4 million. The decrease in average loans was due to reductions from scheduled loan payments and the sale of an out of market loan. The decrease in average taxable securities resulted from sales of securities in 2010.

The net interest spread, the difference between rates earned on interest earning assets and paid on deposits and borrowings for the quarter ended June 30, 2011, increased as compared with the same quarter of 2010. The net interest spread increased 27 basis points to 3.69 percent for the second quarter of 2011 as compared with 3.42 percent for the same quarter last year. Although the yields on interest earning assets declined 25 basis points for the second quarter of 2011, rates paid on deposits and borrowings declined by 52 basis points. The yields on earning assets were negatively impacted by nonperforming loans on nonaccrual status. Deposit rates declined as rates paid on time deposits were at historic low levels.

Net interest income for the first half of 2011, declined $19,000 as compared with the first half of 2010. The slight decrease to net interest income for the six months ended June 30, 2011 as compared with the same time period of 2010 was attributable to the decrease in interest earning assets. Average earning assets for the six months ended June 30, 2011 declined $55.1 million compared with the same time period last year. The net interest spread increased 40 basis points to 3.63 percent for the first half of 2011 as compared with 3.23 percent for the same time period last year.

INDEX

NORTHERN STATES FINANCIAL CORPORATION

TABLE 1

NORTHERN STATES FINANCIAL CORPORATION
ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES
For the Three Months Ended June 30, 2011 and 2010 - Rates are Annualized
($ 000s)

	2011			2010
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets
Loans (1)(2)(3)	$374,428	$4,723	5.05%	$407,763	$5,312	5.21%
Taxable securities (4)	87,820	547	2.46%	93,192	697	3.00%
Tax advantaged securities (2) (4)	3,906	55	5.76%	4,627	69	6.06%
Federal funds sold	29,698	18	0.24%	30,088	15	0.20%
Interest earning assets	495,852	5,343	4.30%	535,670	6,093	4.55%
Noninterest earning assets	22,075			34,417
Total average assets	$517,927			$570,087

Liabilities and stockholders' equity
NOW deposits	$61,699	$36	0.23%	$65,015	$61	0.38%
Money market deposits	49,622	35	0.28%	51,678	69	0.53%
Savings deposits	67,419	8	0.05%	64,432	16	0.10%
Time deposits	198,733	470	0.95%	230,838	980	1.70%
Other borrowings	35,188	79	0.90%	50,085	180	1.44%
Interest bearing liabilities	412,661	628	0.61%	462,048	1,306	1.13%
Demand deposits	65,374			61,547
Other noninterest bearing liabilities	6,638			5,876
Stockholders' equity	33,254			40,616
Total average liabilities and stockholders' equity	$517,927			$570,087

Net interest income	$4,715			$4,787

Net interest spread		3.69%			3.42%

Net yield on interest earning assets (4)			3.80%			3.58%

Interest-bearing liabilities to earning assets ratio		83.22%			86.26%

(1) -	Interest income on loans includes loan origination and other fees of $17,000 and $10,000 for the three months ended June 30, 2011 and 2010, respectively.
(2) -
Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34 percent tax rate. The tax equivalent adjustment reflected in the above table for municipal loans is approximately $29,000 and $28,000 for the three months ended June 30, 2011 and 2010, respectively. The tax equivalent adjustment reflected in the above table for municipal securities is approximately $18,000 and $24,000 for the three months ended June 30, 2011 and 2010, respectively.

(3) -	Non-accrual loans are included in average loans.
(4) -
Rate information was calculated on the average amortized cost for securities. The three months ended June 30, 2011 and 2010 average balance information includes an average unrealized gain (loss) for taxable securities of ($1,143,000) and $269,000 and for tax-advantaged securities of $87,000 and $76,000, respectively.

INDEX

NORTHERN STATES FINANCIAL CORPORATION

TABLE 2

NORTHERN STATES FINANCIAL CORPORATION
ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES
For the Six Months Ended June 30, 2011 and 2010 - Rates are Annualized
($ 000s)

	2011			2010
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets
Loans (1)(2)(3)	$377,402	$9,585	5.08%	$415,892	$10,518	5.06%
Taxable securities (4)	88,335	1,109	2.46%	109,014	1,712	3.14%
Tax advantaged securities (2) (4)	3,906	110	5.76%	6,145	184	6.12%
Federal funds sold	31,095	34	0.22%	24,771	21	0.17%
Interest earning assets	500,738	10,838	4.31%	555,822	12,435	4.47%
Noninterest earning assets	25,064			34,787
Total average assets	$525,802			$590,609

Liabilities and stockholders' equity
NOW deposits	$60,705	$70	0.23%	$63,822	$168	0.53%
Money market deposits	50,344	79	0.31%	53,487	151	0.56%
Savings deposits	66,010	21	0.06%	63,157	31	0.10%
Time deposits	207,876	1,093	1.05%	246,016	2,264	1.84%
Other borrowings	36,979	166	0.90%	54,947	368	1.34%
Interest bearing liabilities	421,914	1,429	0.68%	481,429	2,982	1.24%
Demand deposits	63,845			59,939
Other noninterest bearing liabilities	6,518			6,745
Stockholders' equity	33,525			42,496
Total average liabilities and stockholders' equity	$525,802			$590,609

Net interest income	$9,409			$9,453

Net interest spread		3.63%			3.23%

Net yield on interest earning assets (4)			3.74%			3.40%

Interest-bearing liabilities to earning assets ratio		84.26%			86.62%

(1) -	Interest income on loans includes loan origination and other fees of $45,000 and $30,000 for the six months ended June 30, 2011 and 2010, respectively.
(2) -
Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34 percent tax rate. The tax equivalent adjustment reflected in the above table for municipal loans is approximately $56,000 and $55,000 for the six months ended June 30, 2011 and 2010, respectively. The tax equivalent adjustment reflected in the above table for municipal securities is approximately $37,000 and $63,000 for the six months ended June 30, 2011 and 2010, respectively.

(3) -	Non-accrual loans are included in average loans.
(4) -
Rate information was calculated on the average amortized cost for securities. The six months ended June 30, 2011 and 2010 average balance information includes an average unrealized gain (loss) for taxable securities of ($1,865,000) and ($125,000) and for tax-advantaged securities of $84,000 and $132,000, respectively.

INDEX

NORTHERN STATES FINANCIAL CORPORATION

ASSET QUALITY AND THE PROVISION FOR LOAN AND LEASE LOSSES

At June 30, 2011, management, with the concurrence of the Board of Directors, after carefully reviewing the adequacy of the allowance for loan and lease losses and the levels of nonperforming and impaired loans and leases, determined that an allowance of $21.0 million was adequate to cover potential loan and lease losses, as compared with $18.3 million at year-end 2010. The Company’s allowance for loan and lease losses to total loans ratio was 5.67 percent at June 30, 2011 compared with 4.77 percent at December 31, 2010.

During the first six months of 2011, $1.1 million in loans and leases were charged-off against the allowance compared with charge-offs of $5.2 million during the same period last year. During the first six months of 2011, recoveries of loans previously charged-off totaled $34,000, as compared with $26,000 in recoveries during the same period in 2010. For the six months ended June 30, 2011, the provision for loan and lease losses was $3.7 million as compared with $4.2 million during the same period of 2010.

Nonperforming loans and leases includes 1) loans and leases on nonaccrual status 2) loans and leases 90 days or more past due and still accruing interest and 3) accruing loans classified as troubled debt restructurings (“TDRs). Total nonperforming loans and leases were $88.1 million at June 30, 2011, or 23.8 percent of total loans and leases, as compared with $71.4 million at December 31, 2010, or 18.6 percent of loans and leases. Performing loans 30–89 days past due totaled $9.4 million at June 30, 2011, increasing from $6.2 million at December 31, 2010.

Nonaccrual loans increased $9.9 million to $36.0 million at June 30, 2011 from $26.1 million at December 31, 2010. The increase was due to a $6.9 million loan relationship that was placed on nonaccrual status during the first quarter of 2011 as the borrower experienced further cash flow deterioration. Previously, $6.5 million of this loan, which is secured by commercial real estate, had been classified as a TDR still accruing at year-end 2010. At June 30, 2011, the Company has allocated $3.3 million of the allowance for loan and lease losses to this loan relationship. Also increasing nonaccrual loans was a commercial loan totaling $1.3 million which was placed on nonaccrual status during the second quarter of 2011 as the borrower showed cash flow difficulties. At June 30, 2011, the Company has allocated $761,000 of the allowance for loan and lease losses to this loan.

The Company is attempting to work with the nonaccrual borrowers to resolve their issues, but in many cases the Company may have to foreclose on the properties securing the loans and will transfer the collateral to other real estate owned. During the six months ended June 30, 2011, the Company had additions to other real estate owned of $61,000 as the Company foreclosed on properties or received properties in lieu of foreclosure that had been collateral for loans.

Loans and leases 90 days or more past due and still accruing interest totaled $6.8 million at June 30, 2011 as compared with $1.1 million at December 31, 2010. This increase comes from two large loans totaling $6 million that have matured and not been renewed. These loans are well secured and in the process of collection. Previously they have never been significantly past due and the properties securing these loans provide sufficient cash flow to ensure payments. The Bank is working through legal proceedings and expects these loans to be brought current by the end of the third quarter.

The TDR loans consist of loans where the borrower has experienced financial difficulties and the Bank has made concessions to the borrower. These concessions may include extending the term of the loan, reducing loan payments to interest only, or reducing the interest rate on the loan. At June 30, 2011, the Company had $45.3 million of TDR loans, still accruing, as compared with $44.1 million at year-end 2010, a net increase of $1.2 million. The net increase came as the result of a $2.5 million loan secured by commercial real estate being restructured during the second quarter of 2011, which was still on accruing status. Of the TDRs, still accruing at June 30, 2011, $2.7 million were past due 30 through 89 days.

INDEX

NORTHERN STATES FINANCIAL CORPORATION

Impaired loans and leases at June 30, 2011 totaled $103.2 million, as compared with $80.6 million at December 31, 2010, an increase of $22.6 million, or 28.0 percent. The Company considers a loan or lease impaired if full principal and interest is not expected to be collected under the contractual terms of the note. Nonaccrual loans and leases and TDRs, still accruing are classified as impaired. At June 30, 2011, there were $21.9 million in loans that were still on accrual basis and not TDRs, which were included as impaired loans. Impaired loans and leases are carried at the lower of the loan balance or the present value of expected cash flows discounted at the loan's effective interest rate or at the fair value of the collateral, if the loan or lease is collateral dependent. At June 30, 2011, $14.2 million of the allowance for loan and lease losses was allocated to the impaired loans.

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

Another component of nonperforming assets is other real estate owned, consisting of assets acquired through or in lieu of foreclosure. At June 30, 2011, other real estate owned totaled $15.5 million, a decrease of $8.8 million, or 36.1 percent, from $24.3 million at December 31, 2010. The decrease in other real estate owned was due to sales of properties carried at $7.5 million in which the Company recognized a net loss of $2,000 and to write-downs taken on these properties during the six months ended June 30, 2011 of $1.3 million. During the six months ended June 30, 2011, additions of $61,000 were made to other real estate owned from nonperforming loans.

The Company’s other real estate owned portfolio at June 30, 2011, consisted primarily of $8.6 million of commercial real estate. Other real estate owned also included $2.3 million of vacant land and $4.6 million in 5 plus family buildings. The Company is actively marketing all of its other real estate owned properties for sale.

At June 30, 2011, the Company has one piece of vacant property carried at $2.0 million as other real estate owned that was acquired by the Bank through the receipt of a deed in lieu of foreclosure in 1987. The parcel consists of approximately 525,000 square feet of land overlooking Lake Michigan in Waukegan, Illinois. During 2002 the Bank formed Northern States Community Development Corporation (“NSCDC”), a subsidiary of the Bank. NSCDC assets consist of cash and this parcel of other real estate owned. This subsidiary was formed for the purpose of developing and selling this parcel as part of the City of Waukegan’s lakefront development plans.

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

INDEX

NORTHERN STATES FINANCIAL CORPORATION

TABLE 3

NORTHERN STATES FINANCIAL CORPORATION
NONPERFORMING LOANS
($ 000s)

Nonperforming loans at June 30, 2011	Nonaccrual Loans	90 Days or More Past Due, Still Accruing	Troubled Debt Restructured Loans, Still Accruing	Total Non- performing Loans	% Non- performing Loans

Commercial	$1,259	$397	$11	$1,667	1.9%
Real estate-construction	4,052	117	3,578	7,747	8.8%
Real estate-mortgage
1-4 family	2,501	71	3,045	5,617	6.4%
Real estate-mortgage
5+ family	8,590	3,599	0	12,189	13.8%
Real estate-mortgage commercial	18,213	2,420	38,659	59,292	67.3%
Home equity	1,377	170	0	1,547	1.8%
Leases	0	0	0	0	0.0%
Installment	0	26	0	26	0.0%
Total	$35,992	$6,800	$45,293	$88,085	100.0%

Nonperforming loans at December 31, 2010	Nonaccrual Loans	90 Days or More Past Due, Still Accruing	Troubled Debt Restructured Loans, Still Accruing	Total Non- performing Loans	% Non- performing Loans

Commercial	$0	$513	$223	$736	1.0%
Real estate-construction	4,095	0	2,398	6,493	9.1%
Real estate-mortgage
1-4 family	2,552	130	1,665	4,347	6.1%
Real estate-mortgage
5+ family	8,594	0	0	8,594	12.1%
Real estate-mortgage commercial	9,529	296	39,806	49,631	69.6%
Home equity	1,359	172	0	1,531	2.1%
Leases	0	0	0	0	0.0%
Installment	0	30	0	30	0.0%
Total	$26,129	$1,141	$44,092	$71,362	100.0%

INDEX

NORTHERN STATES FINANCIAL CORPORATION

TABLE 4

NORTHERN STATES FINANCIAL CORPORATION
OTHER REAL ESTATE OWNED
($ 000's)

	June 30,	December 31,
	2011	2010

Real estate - vacant land	$2,269	$2,209
Real estate - 1-4 family	112	1,695
Real estate - 5+ family	4,583	7,544
Real estate - commercial	8,570	12,878

Total other real estate owned	$15,534	$24,326

	Six months ended
	June 30,	June 30,
	2011	2010

Balance beginning of the period	$24,326	$19,198
Additions	61	9,931
Improvements	0	34
Sales proceeds	(7,523)	(4,504)
Gains (losses) on sales	(2)	400
Write-downs	(1,328)	(1,424)

Balance at end of period	$15,534	$23,635

NONINTEREST INCOME

Noninterest income for the three months ended June 30, 2011 was $1.0 million as compared to $918,000 for the three months ended June 30, 2010, an increase of $100,000. Noninterest income increased during the second quarter of 2011 as there was no impairment of securities as opposed to $417,000 impairment recognized on securities during the second quarter of 2010. Also increasing noninterest income was a gain of $142,000 on the sale of securities during the second quarter of 2011 as opposed to none being recognized during the second quarter of 2010. Partially offsetting these increases to noninterest income during the second quarter of 2011 were decreases to service charges on deposit accounts of $118,000 and to gains on other real estate owned of $331,000 as compared to the same quarter of 2010. Service fee income on deposit accounts was impacted by regulations that became effective during the third quarter of 2010 limiting charges that could be assessed on overdrafts caused by debit card activities.

For the six months ended June 30, 2011, the Company recognized noninterest income of $1.9 million as compared to $2.5 million for the same period last year. The decrease to noninterest income of $678,000 for the first half of 2011 was attributable to lower net gains on the sale of securities of $511,000 as compared with the first half of 2010. During the first half of 2011, the Company also recognized $402,000 less in gains on sales of other real estate owned that it had last year. Service fees on deposits were $255,000 less during the first half of 2011 as compared with last year due to the change in regulations pertaining to overdraft charges. Offsetting some of these decreases was lower securities impairment write-downs of $482,000 during the first half of 2011 as compared to the same time period in 2010.

NONINTEREST EXPENSE

Noninterest expense for the quarter ended June 30, 2011 was $5.5 million, decreasing $241,000 from the same quarter last year. Noninterest expense decreased during the second quarter of 2011 as write-downs of other real estate owned were $769,000 less as compared to the same quarter of 2010. Amortization of intangibles expense was $116,000 less during the second quarter of 2011 as the intangibles were totally written down by year-end 2010. Partially offsetting these decreases to noninterest expenses during the second quarter of 2011 were increases to loan and collection expenses of $601,000. This expense increased as the Company brought current unpaid real estate taxes on properties securing impaired loans in the amount of $546,000 in order to maintain the Company’s collateral position on these properties.

INDEX

NORTHERN STATES FINANCIAL CORPORATION

For the six month ended June 30, 2010 the Company had noninterest expense of $10.9 million as compared with $10.2 million for the same six months of 2010, an increase of $647,000. The increase to noninterest expense was attributable to increased loan and collection expense of $732,000 for the first half of 2011 as compared with $81,000 for the first half of 2010, an increase of $651,000. This increase resulted from the Company’s payment of $546,000 in back taxes on properties securing the Company’s impaired loans.

FEDERAL AND STATE INCOME TAXES

For the three months ended June 30, 2011, the Company had a pretax loss of $2.3 million on which an income tax benefit totaling $1.0 million was calculated. For the first half of 2011, the Company had a pretax loss of $3.4 million and an income tax benefit of $1.5 million. During the first half of 2011, the Company booked the calculated tax benefit of $1.5 million as a deferred tax asset. However, per accounting requirements, the Company increased the deferred tax asset valuation allowance by $1.5 million and, as a result, did not recognize any tax benefit for the during second quarter or first half of 2011. In order to take advantage of the tax benefits for its losses, the Company must analyze and show positive evidence, such as generating positive taxable income for a number of consecutive reporting periods, that it will more likely than not to be able to use the tax benefit in future periods. At June 30, 2011, the Company had a net deferred tax asset, exclusive of the deferred tax liability related to the unrealized gain on securities available for sale, of $17.8 million that was offset by a deferred tax asset valuation allowance for the same amount.

For the second quarter of 2010, the Company calculated a tax benefit of $239,000 based on its pretax loss for the quarter of $574,000. For the six months ended June 30, 2010, the Company calculated a tax benefit of $1.0 million based on its pretax loss for the first six months of 2010 of $2.6 million. This $1.0 million tax benefit for the first half of 2010 was booked as a deferred tax asset with a corresponding deferred increase to the deferred tax asset valuation allowance resulting in no recognition of the tax benefit from the pretax loss. At June 30, 2010, the Company had a deferred tax asset, exclusive of the deferred tax asset related to the unrealized loss on securities available for sale, of $14.9 million, that was offset by a deferred tax asset valuation allowance for the same amount.

REGULATORY MATTERS

In November 2009, the Company notified the U.S. Treasury Department (“Treasury”) of its intent to suspend its dividend payments on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”). The suspension of the dividend payments is permissible under the terms of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”), but the dividend is a cumulative dividend and failure to pay dividends for six dividend periods triggers board of director appointment rights for the holder of the Series A Preferred Stock. While dividends are being deferred on the preferred stock issued under the TARP Capital Purchase Program, the Company may not pay dividends on its common stock. In November 2009, the Company also notified the trustee that holds the Company’s junior subordinated debentures relating to its trust preferred securities that the Company would be deferring its regularly scheduled quarterly interest payments. The Company has the right to defer the payment of interest on the junior subordinated debentures at any time, for a period not to exceed 20 consecutive quarters. During the deferral period, the Company may not pay any dividends on its common or preferred stock. Accordingly, the Company may not pay dividends on its common stock for the foreseeable future. The suspension of preferred dividends and deferral of interest payments on the junior subordinated debentures were per the Board Resolution with the Federal Reserve Bank of Chicago that was then in effect.

INDEX

NORTHERN STATES FINANCIAL CORPORATION

On April 16, 2010, the Bank’s Board of Directors, management, the Federal Deposit Insurance Corporation (“FDIC”) and the Illinois Department of Financial and Professional Regulation (“IDFPR”) entered into a final joint Consent Order. Various items required of the Bank, as agreed to under the Consent Order, are described in Note 8-“Consent Order and Written Agreement” in this document in the notes to the interim condensed consolidated financial statements.

Because the Consent Order establishes specific capital amounts to be maintained by the Bank, the Bank may not be considered better than “adequately capitalized” for capital adequacy purposes, even if the Bank exceeds the levels of capital set forth in the Consent Order. At June 30, 2011, the Bank exceeded the capital levels established by the FDIC and the IDFPR in the Consent Order.

As an adequately capitalized institution, the Bank may not accept, renew or roll over brokered deposits without prior approval of the FDIC. Brokered deposits also include deposits with rates of interest that are more than 75 basis points above the rate applicable to the applicable market of the Bank as determined by the FDIC. The Bank has received designation by the FDIC that the Bank is operating in a high rate area, which allows the Bank to use a local average deposit rates as a basis for setting competitive rates on its deposits. As of June 30, 2011, 5.4 percent of the Bank’s deposits were brokered deposits. The Bank believes it will be able to find alternative funding sources for these brokered deposits as they mature. Replacement funding sources for the maturing brokered deposits include, among other sources: the growth of core deposits from current and new retail and commercial customers; wholesale internet time deposits; scheduled repayments on existing loans; and the possible sale of investment securities.

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

On March 17, 2011, the Company and the Federal Reserve Bank of Chicago (“Federal Reserve”) entered into a Written Agreement. Various items required of the Company, as agreed to under the Written Agreement, are described in Note 8-“Consent Order and Written Agreement” in this document in the notes to the interim condensed consolidated financial statements. The Written Agreement supersedes the resolution signed by the Board of Directors at the request of the Federal Reserve dated November 17, 2009.

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

Evaluating a financial institution’s exposure to changes in interest rates includes assessing both the adequacy of the management process used to control interest rate risk and the organization’s quantitative level of exposure. When assessing the interest rate risk management process, the Company seeks to ensure that appropriate policies, procedures, management information systems and internal controls are in place to maintain interest rate risk at prudent levels. Evaluating the quantitative level of interest rate risk exposure requires the Company to assess the existing and potential future effects of changes in interest rates on its consolidated financial condition, including capital adequacy, earnings, and liquidity.

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

INDEX

NORTHERN STATES FINANCIAL CORPORATION

Another approach used by management to analyze interest rate risk is to periodically evaluate or “shock” the Company’s base 12- month projected net interest income by assuming an instantaneous decrease and increase in rates using computer simulation. Table 5 shows this analysis at June 30, 2011 and December 31, 2010. The computer simulation model used to do the interest rate shocks and calculate the effect on projected net interest income takes into consideration maturity and repricing schedules of the various assets and liabilities as well as call provisions on the Company’s securities. Current policy set by the Board of Directors limits exposure to net interest income from interest rate shocks.

TABLE 5

NORTHERN STATES FINANCIAL CORPORATION
EFFECT OF INTEREST SHOCKS ON NET INTEREST INCOME
as of June 30, 2011 and December 31, 2010
($000s)

	Immediate Change in Rates
	-2.00%	-1.00%	+1.00%	+2.00%

June 30, 2011:
Dollar Change from Base Forecast	$220	$334	$(137)	$(250)
Percent Change from Base Forecast	1.14%	1.77%	-0.71%	-1.29%

December 31, 2010:
Dollar Change from Base Forecast	$(2,244)	$(747)	$301	$606
Percent Change from Base Forecast	-12.31%	-4.10%	1.65%	3.32%

At June 30, 2011, the base forecasted for 12-month net interest income decreases $250,000 when rates are shocked upwards 2% while net interest income decreases $220,000 for a 2% downwards rate shock. The differences between the rate shocks at June 30, 2011 and December 31, 2010 resulted from refinements to our assumptions based on current economic conditions that were used by the computer simulation.

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

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s management has evaluated, with the participation of the President and Chief Executive Officer, and Vice President and Chief Financial Officer, the Company’s disclosure controls and procedures (as such term is defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, the President and Chief Executive Officer, and Vice President and Chief Financial Officer have concluded that these controls and procedures were effective as of such date. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a – 15(f) under the Securities Exchange Act of 1934) that occurred during the second quarter of 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

INDEX

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

INDEX

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

Exhibit 15.1 Acknowledgement of Independent Registered Public Accounting Firm.

Exhibit 31.1 Section 302 Certification of President and Chief Executive Officer.

Exhibit 31.2 Section 302 Certification of Vice President and Chief Financial Officer.

Exhibit 32.1 Section 906 Certification.

Exhibit 101.1 The following financial statements from the Northern States Financial Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of cash flows, (iv) condensed consolidated statements of stockholders' equity, and (v) the notes to condensed consolidated financial statements.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files submitted under Exhibit 101.1 are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

INDEX

NORTHERN STATES FINANCIAL CORPORATION
FORM 10-Q
June 30, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN STATES FINANCIAL CORPORATION
(Registrant)

Date	August 3, 2011	By:	/s/ Scott Yelvington
Scott Yelvington
President and Chief Executive Officer

Date:	August 3, 2011	By:	/s/ Steven Neudecker
Steven Neudecker
Vice President and Chief Financial Officer

INDEX

NORTHERN STATES FINANCIAL CORPORATION
FORM 10-Q
June 30, 2011

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

Exhibit 15.1 Acknowledgement of Independent Registered Public Accounting Firm.

Exhibit 31.1 Section 302 Certification of President and Chief Executive Officer.

Exhibit 31.2 Section 302 Certification of Vice President and Chief Financial Officer.

Exhibit 32.1 Section 906 Certification.

Exhibit 101.1 The following financial statements from the Northern States Financial Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of cash flows, (iv) condensed consolidated statements of stockholders' equity, and (v) the notes to condensed consolidated financial statements.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files submitted under Exhibit 101.1 are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.