Form 10-Q
period 2011-09-30
NORTHERN STATES FINANCIAL CORP /DE/
filed 2011-11-04
CIK 744485

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

4,278,755 shares of common stock were outstanding at October 31, 2011

NORTHERN STATES FINANCIAL CORPORATION AND SUBSIDIARY
FORM 10-Q
For the Quarter Ended September 30, 2011

Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Northern States Financial Corporation
Waukegan, Illinois

We have reviewed the accompanying interim condensed consolidated balance sheet of NORTHERN STATES FINANCIAL CORPORATION as of September 30, 2011, the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2011 and 2010 and the condensed statements of cash flows and stockholders equity for the nine month periods ended September 30, 2011 and 2010.  These interim financial statements are the responsibility of the company's management.

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

/s/ Plante & Moran, PLLC

Chicago, Illinois
November 1, 2011

Index

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2011 and December 31, 2010
(In thousands of dollars) (Unaudited)

	September 30,	December 31,
Assets	2011	2010
Cash and due from banks	$7,794	$5,642
Interest bearing deposits in financial institutions - maturities less than 90 days	30,652	18,142
Federal funds sold	3,021	6,573
Total cash and cash equivalents	41,467	30,357
Securities available for sale	90,523	91,830
Loans and leases, net of deferred fees	350,851	384,789
Less: Allowance for loan and lease losses	(18,309)	(18,336)
Loans and leases, net	332,542	366,453
Federal Home Loan Bank stock	1,801	1,801
Office buildings and equipment, net	9,114	9,454
Other real estate owned	22,343	24,326
Accrued interest receivable and other assets	4,739	7,507
Total assets	$502,529	$531,728

Liabilities and Stockholders' Equity
Liabilities
Deposits
Demand - noninterest bearing	$65,258	$61,341
Interest bearing	369,849	385,210
Total deposits	435,107	446,551
Securities sold under repurchase agreements	20,687	35,517
Subordinated debentures	10,310	10,310
Advances from borrowers for taxes and insurance	355	1,109
Accrued interest payable and other liabilities	5,331	4,956
Total liabilities	471,790	498,443

Stockholders' Equity
Common stock (Par value $0.40 per share, authorized 6,500,000 shares, issued 4,472,255 at September 30, 2011 and December 31, 2010. Shares outstanding of 4,278,755 and 4,072,255 shares at September 30, 2011 and December 31, 2010, respectively.)	1,789	1,789
Preferred stock (Par value $0.40 per share, authorized 1,000,000 shares, issued 17,211 shares with liquidation amounts of $1,000.00 per share at September 30, 2011 and December 31, 2010)	16,870	16,768
Warrants (584,084 issued and outstanding at September 30, 2011 and December 31, 2010)	681	681
Additional paid-in capital	7,003	11,584
Retained earnings	7,379	13,250
Treasury stock, at cost (193,500 shares at September 30, 2011 and 400,000 shares at December 31, 2010)	(4,489)	(9,280)
Accumulated other comprehensive income (loss)	1,506	(1,507)
Total stockholders' equity	30,739	33,285
Total liabilities and stockholders' equity	$502,529	$531,728

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and nine months ended September 30, 2011 and 2010
(In thousands of dollars, except per share data) (Unaudited)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Interest income
Loans (including fee income)	$4,492	$5,424	$14,021	$15,887
Securities
Taxable	523	655	1,632	2,367
Exempt from federal income tax	36	39	109	160
Federal funds sold and other	13	8	47	29
Total interest income	5,064	6,126	15,809	18,443
Interest expense
Time deposits	370	804	1,463	3,068
Other deposits	80	125	250	475
Repurchase agreements and federal funds purchased	13	67	65	215
Federal Home Loan Bank advances	0	0	0	8
Subordinated debentures	58	102	172	314
Total interest expense	521	1,098	1,950	4,080
Net interest income	4,543	5,028	13,859	14,363
Provision for loan and lease losses	2,000	338	5,700	4,568
Net interest income after provision for loan and lease losses	2,543	4,690	8,159	9,795
Noninterest income
Service fees on deposits	457	515	1,298	1,611
Trust income	154	197	550	594
Gain on sale of securities	135	0	277	653
Net gain (loss) on sale of other real estate owned	14	(426)	12	(26)
Net loss on sale of other assets	0	0	(38)	0
Other than temporary impairment of securities	0	(36)	(143)	(634)
Noncredit portion of other than temporary impairment of securities	0	22	(20)	(25)
Other operating income	343	343	1,018	971
Total noninterest income	1,103	615	2,954	3,144
Noninterest expense
Salaries and employee benefits	1,718	1,729	5,217	5,228
Occupancy and equipment, net	597	552	1,853	1,771
Data processing	472	498	1,446	1,444
FDIC insurance	228	402	930	1,103
Legal	179	194	666	616
Audit and other professional	208	317	835	979
Amortization of core deposit intangible asset	0	116	0	348
Write-down of other real estate owned	797	1,076	2,125	2,500
Other real estate owned expense	525	99	829	327
Loan and collection	90	79	822	160
Other operating expenses	518	386	1,460	1,177
Total noninterest expense	5,332	5,448	16,183	15,653
Loss before income taxes	(1,686)	(143)	(5,070)	(2,714)
Income tax expense	0	0	0	0
Net loss	(1,686)	(143)	(5,070)	(2,714)
Dividends to preferred stockholders	236	222	699	665
Accretion of discount on preferred stock	33	31	102	95
Net loss available to common stockholders	$(1,955)	$(396)	$(5,871)	$(3,474)

Basic loss per share	$(0.46)	$(0.10)	$(1.37)	$(0.85)

Diluted loss per share	$(0.46)	$(0.10)	$(1.37)	$(0.85)

Comprehensive (loss) gain	$(366)	$(124)	$(2,057)	$693

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2011 and 2010
(In thousands of dollars) (Unaudited)

	Nine months ended
	September 30,	September 30,
	2011	2010
Cash flows - operating activities
Net loss	$(5,070)	$(2,714)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	515	488
Net gain on sale of securities	(277)	(653)
Net impairment loss on securities	163	659
Provision for loan and lease losses	5,700	4,568
Write-down of other real estate owned	2,125	2,500
Net (gain) loss on sale of other real estate owned	(12)	26
Amortization of other intangible asset	0	348
Restricted stock awards expense	210	0
Net change in accrued interest receivable and other assets	846	1,008
Net change in accrued interest payable and other liabilities	(324)	(712)
Net cash - operating activities	3,876	5,518
Cash flows - investing activities
Proceeds from maturities, calls and principal reductions of securities available for sale	6,245	9,588
Proceeds from sales of securities available for sale	19,852	41,193
Purchases of securities available for sale	(19,793)	(6,224)
Changes in loans made to customers	20,135	14,266
Property and equipment expenditures	(175)	(289)
Improvements to other real estate owned	0	(34)
Proceeds from sales of other real estate owned	7,998	10,496
Net cash - investing activities	34,262	68,996
Cash flows - financing activities
Net (decrease) increase in:
Deposits	(11,444)	(55,280)
Securities sold under repurchase agreements	(14,830)	(7,293)
Advances from borrowers for taxes and insurance	(754)	(311)
Net cash - financing activities	(27,028)	(62,884)
Net change in cash and cash equivalents	11,110	11,630
Cash and cash equivalents at beginning of period	30,357	34,194
Cash and cash equivalents at end of period	$41,467	$45,824

Cash paid for interest	$2,177	$4,473
Noncash transfer of loans to other real estate owned	8,128	10,470
Noncash accrual of preferred dividends	699	665

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Nine months ended September 30, 2011 and 2010
(In thousands of dollars, except for per share data) (Unaudited)

	Common Stock	Preferred Stock	Warrants	Additional Paid-In Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, December 31, 2009	$1,789	$16,641	$681	$11,584	$20,632	$(9,280)	$(1,746)	$40,301
Net loss					(2,714)			(2,714)
Accrued dividend on preferred stock					(665)			(665)
Accretion of preferred stock discount issued		95			(95)			0
Unrealized gain on securities available for sale, net of deferred tax..							3,407	3,407
Balance, September 30, 2010	$1,789	$16,736	$681	$11,584	$17,158	$(9,280)	$1,661	$40,329

Balance, December 31, 2010	$1,789	$16,768	$681	$11,584	$13,250	$(9,280)	$(1,507)	$33,285
Net loss					(5,070)			(5,070)
Accrued dividend on preferred stock					(699)			(699)
Accretion of preferred stock discount issued		102			(102)			0
Restricted stock awards from treasury stock				(4,791)		4,791		0
Restricted stock awards expense				210				210
Unrealized gain on securities available for sale, net of deferred tax..							3,013	3,013
Balance, September 30, 2011	$1,789	$16,870	$681	$7,003	$7,379	$(4,489)	$1,506	$30,739

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

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

The interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes (or "notes thereto") of the Company for the years ended December 31, 2010 and 2009 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission.  The results of operations for the three and nine month periods ended September 30, 2011 included herein are not necessarily indicative of the results to be expected for the full year 2011.

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

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Basic earnings per share:
Net loss	$(1,686)	$(143)	$(5,070)	$(2,714)
Dividends accrued to preferred stockholders	236	222	699	665
Accretion of discount on preferred stock	33	31	102	95
Net loss available to common stockholders	$(1,955)	$(396)	$(5,871)	$(3,474)
Weighted average common shares outstanding	4,278,755	4,072,255	4,276,154	4,072,255
Basic loss per share	$(0.46)	$(0.10)	$(1.37)	$(0.85)

Diluted earnings per share:
Net loss	$(1,686)	$(143)	$(5,070)	$(2,714)
Dividends accrued to preferred stockholders	236	222	699	665
Accretion of discount on preferred stock	33	31	102	95
Net loss available to common stockholders	$(1,955)	$(396)	$(5,871)	$(3,474)
Weighted average common shares outstanding	4,278,755	4,072,255	4,276,154	4,072,255
Add: Dilutive effect of assumed warrant exercises	0	0	0	0
Weighted average common and dilutive common shares outstanding	4,278,755	4,072,255	4,276,154	4,072,255
Diluted loss per share	$(0.46)	$(0.10)	$(1.37)	$(0.85)

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

September 30, 2011

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

Dividends are payable quarterly on the Series A Preferred Stock at an annual dividend rate of 5% per year for the first five years, and 9% per year thereafter.  The effective yield of the Series A Preferred Stock is approximately 5.94%.  In November 2009, the Company notified the Treasury Department of its intent to suspend its dividend payments on its Series A Preferred Stock.  The suspension of the dividend has continued through September 30, 2011.  At September 30, 2011, the accumulated dividends payable to the Treasury Department totaled $1.9 million which includes compounding on unpaid dividends at 5.00 percent.  The suspension of dividend payments is permissible under the terms of the TARP Capital Purchase Program, but the dividend is a cumulative dividend and failure to pay dividends for six dividend periods triggered Board of Director appointment rights for the holder of the Series A Preferred Stock, currently the Treasury Department.  At September 30, 2011, the Company had suspended eight dividend payments; however, the Treasury Department has not yet exercised its director appointment rights.  In January 2011, the Company agreed to allow a Treasury Department representative to attend its Board of Directors meetings as an observer.

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

Note 3 – Common Stock

Information related to common stock at the dates indicated was as follows:

	September 30,	December 31,
	2011	2010
Par value per share	$0.40	$0.40
Authorized shares	6,500,000	6,500,000
Issued shares	4,472,255	4,472,255
Treasury shares	193,500	400,000
Outstanding shares	4,278,755	4,072,255

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

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

At the Company’s annual meeting of stockholders on May 21, 2009, the 2009 Restricted Stock Plan (the "Plan") was approved by the stockholders.  The Plan authorizes the issuance of 400,000 shares of the Company's common stock to be issued in whole or in part from treasury shares or authorized and unissued shares not reserved for any other purpose. Awards under the Plan may be made to directors and employees of both the Company and its subsidiaries and may consist of restricted stock with associated voting rights and the right to receive dividends.  Awards may also be issued as stock units not having voting rights or the right to receive dividends until the terms of the award are satisfied and the shares of the Company's stock are actually issued; however, dividends may be credited to a restricted stock award.  The terms and conditions of each award is set forth and described in an award agreement between the Company and the participant.

In January 2011, 207,500 shares of restricted stock were issued pursuant to the 2009 Restricted Stock Plan from the Company’s treasury stock.  During the second quarter of 2011, employees, who left the Company, forfeited 1,000 shares of restricted stock, which were returned to treasury stock lowering the total shares issued pursuant to the Plan to 206,500 shares.  Of the 80,000 shares issued to directors, 70,000 shares vested during the first quarter of 2011, while the remaining 10,000 shares will vest over a two-year period.  A total of 126,500 restricted stock shares granted to employees of the Company will fully vest in January 2013.  The expense attributable to these restricted stock awards recognized during the three and nine months ended September 30, 2011 totaled $29,000 and $210,000, respectively. The quarterly expense for the vesting of these issued restricted stock awards is expected to be $29,000 through year-end 2012.

Note 4 – Securities

At September 30, 2011 and December 31, 2010, the Company had the following securities in its investment portfolio:

		Gross Unrealized
September 30, 2011 ($000's)	Fair Value	Gain	Loss

States and political subdivisions	$3,892	$77	$0
Mortgage-backed securities	82,346	2,144	(2)
Equity securities	4,285	181	0

Total securities available for sale	$90,523	$2,402	$(2)

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Unaudited)

		Gross Unrealized
December 31, 2010 ($000's)	Fair Value	Gains	Losses

U.S. Treasury	$1,002	$1	$0
States and political subdivisions	3,997	75	(11)
Mortgage-backed securities	82,648	273	(2,738)
Other bonds	20	0	(114)
Equity securities	4,163	31	0

Total securities available for sale	$91,830	$380	$(2,863)

The Company sold mortgage-backed securities classified as available for sale during the quarter ended September 30, 2011 having a carrying value of $19.6 million and recognized a $135,000 gain on the sales and received $19.7 million in proceeds.  Other mortgage-backed securities were purchased during the quarter totaling $19.8 million diversifying the underlying collateral of the Company’s mortgage-backed securities portfolio.

During the quarter ended June 30, 2011, equity securities consisting of Federal National Mortgage Association (“FNMA”) preferred stock and Federal Home Loan Mortgage Corporation (“FHLMC”) preferred stock that had previously been totally written off were sold with the Company recognizing a gain of $142,000.

During the first quarter of 2010, the Company sold securities classified as available for sale having a carrying value of $40.5 million for liquidity purposes and recognized a $653,000 gain and received $41.2 million in proceeds.  There were no other sales of securities during the second and third quarters of 2010.

At September 30, 2011, the Company had pledged securities of $68.7 million as compared to $59.0 million at December 31, 2010.  Securities are pledged to secure public deposits, repurchase agreements and for other purposes as required or permitted by law.

Contractual maturities of securities available for sale at September 30, 2011 are set forth below. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately:

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Unaudited)

September 30, 2011 ($000's)	Fair Value

Due in one year or less	$928
Due after one year through five year	530
Due after five years through ten years	1,299
Due after ten years	1,135
3,892
Mortgage-backed securities	82,346
Equity securities	4,285

Total securities available for sale	$90,523

During the quarter ended March 31, 2011, the Company recognized $29,000 of other than temporary impairment loss on the FNMA and FHLMC preferred stocks writing off the remaining carrying value of these securities. These equity securities were initially written down $2.0 million during 2008 and $14,000 during the third quarter of 2010.

For the quarter ended March 31, 2011, the Company recognized $134,000 of impairment losses on CDOs classified as other bonds based on cash flow analyses pursuant to the current guidelines on recognition of impairment losses writing off the remaining carrying value on these securities. These CDOs consisted of three securities having a combined original cost of $10.9 million; PreTSL XXII, PreTSL XXIV and PreTSL XXVII.  The Company’s CDOs consist of various tranches of each security, with different tranches having various risk factors and repayment schedules, with an “A” tranche having the least risk and “D” and “Income Notes” having the highest risk.  For PreTSL XXII, the Company’s tranche level is “Mezzanine Class C-2”.  For PreTSL XXIV, the Company’s tranche level is “Mezzanine Class D” and for PreTSL XXVII, the Company’s tranche level is “Mezzanine Class C-1”.   At March 31, 2011, the cash flow analysis determined that these CDOs were fully other than temporarily impaired due to the large percentages of issuers of the debt underlying the CDOs that were either in default or deferring payments on their debt payments.  For the three months ended September 30, 2010 the Company recognized no other than temporary impairment losses on theses CDOs and for the nine months ended September 30, 2010, recognized $645,000 of impairment losses on these CDOs.

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Unaudited)

At September 30, 2011, there was one security and at December 31, 2010, there were ten securities in an unrealized loss position.  The securities at September 30, 2011 and December 30, 2010, with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, were as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2011 ($000's)	Value	Losses	Value	Losses	Value	Losses

States and political subdivisions	$421	$(2)	$0	$0	$421	$(2)
Total temporarily impaired	$421	$(2)	$0	$0	$421	$(2)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2010 ($000's)	Value	Losses	Value	Losses	Value	Losses

States and political subdivisions	$779	$(11)	$0	$0	$779	$(11)
Mortgage-backed securities	64,332	(2,738)	0	0	64,332	(2,738)
Other bonds	0	0	20	(114)	20	(114)
Total temporarily impaired	$65,111	$(2,749)	$20	$(114)	$65,131	$(2,863)

At September 30, 2011, the Company does not intend to sell the security in an unrealized loss position and believes it is unlikely that the Company will be required to sell the security while it is in an unrealized loss position.

Note 5 – Subordinated Debentures

During September 2005, the Company issued $10.3 million of subordinated debentures to Northern States Statutory Trust I, a wholly-owned grantor trust, which in turn issued $10.3 million of trust preferred securities.  The Company is required to hold $310,000 of the trust preferred securities as Common Securities while the remaining $10 million were issued as Capital Securities.  The subordinated debentures mature in September 2035.  From December 2005 until September 15, 2010, the subordinated debentures bore interest at a rate equal to the sum of the product of 50% times the 3-month LIBOR plus 1.80%, plus the product of 50% times 6.186%.  After September 15, 2010 and until maturity, the subordinated debentures bear an interest rate of the 3-month LIBOR plus 1.80%.  The rate on the subordinated debentures was 2.147% at September 30, 2011, which is the effective rate from September 15, 2011 through December 14, 2011.  For the three months ended September 30, 2011 and 2010, interest expense on the subordinated debentures was $58,000 and $102,000, respectively.  For the nine months ended September 30, 2011 and 2010, interest expense on the subordinated debentures was $172,000 and $314,000, respectively.

The Company has guaranteed the payment of distributions and payments upon liquidation or redemption of the trust preferred securities, in each case to the extent of funds held by the Trust. The Company and the Trust believe that, taken together, the obligations of the Company under the guarantee, the subordinated debentures, and other related agreements provide, in the aggregate, a full, irrevocable and unconditional guarantee, on a subordinated basis, of all of the obligations of the Trust under the trust preferred securities. Subject to certain limitations, the Company has the right to defer the payment of interest on the junior subordinated debentures at any time, or from time to time, for a period not to exceed 20 consecutive quarters.  In November 2009, the Company notified the trustee that holds the Company’s junior subordinated debentures relating to its outstanding trust preferred securities that the Company would be deferring its regularly scheduled quarterly interest payments.  The Company has continued to defer its quarterly interest payments through September 30, 2011.  As of September 30, 2011, the Company had deferred eight quarterly payments and accrued interest payable on the subordinated debentures totaled $682,000.  During the deferral period, the Company may not pay any dividends on its common or preferred stock. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the subordinated debentures at maturity or their earlier redemption. The subordinated debentures were callable at par beginning in 2010 if the Company obtains Federal Reserve approval, if then required under applicable guidelines or regulations.  Subject to certain exceptions, the Company may not without the consent of the Treasury Department engage in repurchases of the Company’s common stock or trust preferred securities until all shares of Series A Preferred Stock issued to the Treasury Department have been redeemed or transferred by the Treasury Department.

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Unaudited)

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

September 30, 2011

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

Activity in the allowance for loan and lease losses for the nine months ended September 30, 2011 and 2010 is set forth below:

For the Nine Months Ended	Beginning				Ending
September 30, 2011 ($000's)	Balance	Provision		Recoveries	Balance
	Allowance	Charges to		to Loans	Allowance
	for Loan	Operating	Loans	Previously	for Loan
	Losses	Expense	Charged Off	Charged Off	Losses

Commercial	$1,013	$587	$(911)	$51	$740
Real estate-construction	2,842	(101)	(326)	0	2,415
Real estate-mortgage 1-4 family	988	(170)	(273)	3	548
Real estate-mortgage 5+ family	1,025	3,666	(3,121)	0	1,570
Real estate-mortgage commercial	11,977	1,644	(1,117)	0	12,504
Home equity	468	79	(32)	0	515
Leases	0	0	0	0	0
Installment	23	(5)	(4)	3	17

Total	$18,336	$5,700	$(5,784)	$57	$18,309

For the Nine Months Ended	Beginning				Ending
September 30, 2010 ($000's)	Balance	Provision		Recoveries	Balance
	Allowance	Charges to		to Loans	Allowance
	for Loan	Operating	Loans	Previously	for Loan
	Losses	Expense	Charged Off	Charged Off	Losses

Commercial	$516	$(126)	$(120)	$118	$388
Real estate-construction	2,591	779	(1,765)	0	1,605
Real estate-mortgage 1-4 family	725	(369)	0	0	356
Real estate-mortgage 5+ family	799	(359)	(3)	0	437
Real estate-mortgage commercial	12,138	4,003	(4,782)	0	11,359
Home equity	1,241	222	(1,276)	0	187
Leases	0	379	(306)	0	73
Installment	17	39	(28)	6	34

Total	$18,027	$4,568	$(8,280)	$124	$14,439

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

September 30, 2011

(Unaudited)

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

Interest received on nonaccrual loans is accounted for on either the cost recovery or the cash-basis until qualifying for return to accrual status.  Loans may be returned to accrual status when at least six months of timely payments have been received and there is evidence to support that payments will most likely continue.

Troubled Debt Restructuring:  Restructuring of loans is undertaken to improve the likelihood that the loan will be repaid in full under the modified terms in accordance with a reasonable repayment schedule.  All modified loans are evaluated to determine whether the loans should be reported as a Troubled Debt Restructure (“TDR”).  A loan is a TDR when the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower by modifying or renewing a loan that the Company would not otherwise consider.  To make this determination the Company must determine whether (a) the borrower is experiencing financial difficulties and (b) the Company granted the borrower a concession.  This determination requires consideration of all of the facts and circumstances surrounding the modification.  An overall general decline in the economy or some deterioration in a borrower’s financial condition does not automatically mean the borrower is experiencing financial difficulties.

Some of the factors to review to determine whether the borrower is experiencing financial difficulties are: 1) Is the borrower currently in default on any of its debts; 2) Has the borrower declared or in the process of declaring bankruptcy; 3) Absent the current modification, the borrower would more than likely default.

Some of the factors to consider in determining whether the Bank has granted a concession include: 1) interest rate concession; 2) extension of maturity date; 3) forgiveness of debt; 4) reduction of accrued interest; 5) interest only for an extended period.

A restructured loan that yields a market rate and on which the borrower is in compliance with the loan’s modified terms may not need to be reported as a TDR for regulatory reporting purposes in calendar years after the year in which the restructuring took place but may need to be reported as restructured for financial reporting purposes.  In determining whether the rate is a market rate, the Company analyzes the borrower’s current financial condition and compares the rate on the modified loan to rates the Company would charge borrowers with similar financial characteristics on similar types of loans.

Loan Rating System:  Senior management and the Bank’s lenders use a loan rating system to determine the credit risks of the Bank’s loan and leases with the following loan ratings:

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

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Unaudited)

Substandard:  A Substandard loan is inadequately protected by the current sound net worth and paying capacity of the borrower or of the collateral pledged, if any.  These loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt and have a distinct possibility that the Company may sustain some loss if the deficiencies are not corrected.

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

Below shows the allocation of the allowance for loan and lease losses by segment to loans and leases individually and collectively evaluated for impairment:

			Allowance		Allowance
			for Loan		for Loan
			Losses		Losses
	Ending		Allocated to		Allocated to
	Balance	Loans	Loans	Loans	Loans
`	Total	Individually	Individually	Collectively	Collectively
	Loans	Evaluated	Evaluated	Evaluated	Evaluated
	and	for	for	for	for
At September 30, 2011 ($000's)	Leases	Impairment	Impairment	Impairment	Impairment

Commercial	$17,120	$868	$28	$16,252	$712
Real estate-construction	29,557	12,389	1,594	17,168	821
Real estate-mortgage 1-4 family	37,109	6,036	248	31,073	300
Real estate-mortgage 5+ family	34,710	3,990	0	30,720	1,570
Real estate-mortgage commercial	208,167	65,135	9,342	143,032	3,162
Home equity	22,629	1,846	301	20,783	214
Leases	332	0	0	332	0
Installment	1,525	7	0	1,518	17

Balance at September 30, 2011	$351,149	$90,271	$11,513	$260,878	$6,796

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Unaudited)

			Allowance		Allowance
			for Loan		for Loan
			Losses		Losses
	Ending		Allocated to		Allocated to
	Balance	Loans	Loans	Loans	Loans
	Total	Individually	Individually	Collectively	Collectively
	Loans	Evaluated	Evaluated	Evaluated	Evaluated
	and	for	for	for	for
At December 31, 2010 ($000's)	Leases	Impairment	Impairment	Impairment	Impairment

Commercial	$20,927	$1,570	$614	$19,357	$399
Real estate-construction	29,776	11,711	2,070	18,065	772
Real estate-mortgage 1-4 family	41,228	5,737	441	35,491	547
Real estate-mortgage 5+ family	44,021	8,594	491	35,427	534
Real estate-mortgage commercial	223,546	51,116	6,579	172,430	5,398
Home equity	23,392	1,816	274	21,576	194
Leases	442	0	0	442	0
Installment.	1,807	8	0	1,799	23

Balance at December 31, 2010	$385,139	$80,552	$10,469	$304,587	$7,867

Below shows the age analysis of the past due loans and leases by segment and class at September 30, 2011 and December 31, 2010:

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Unaudited)

							Greater
							Than
							90 Days Past
At September 30, 2011 ($000's)				Greater		Total	Due and
		30-59 Days	60-89 Days	Than 90 Days	Total	Loans and	Still
	Current	Past Due	Past Due	Past Due	Past Due	Leases	Accruing

Commercial	$16,415	$41	$0	$664	$705	$17,120	$172
Real estate-construction
1-4 family	9,403	0	600	7,225	7,825	17,228	4,383
Other	11,529	66	0	734	800	12,329	0
Real estate-mortgage
1-4 family	34,306	288	327	2,188	2,803	37,109	299
Real estate-mortgage
5+ family	30,720	0	0	3,990	3,990	34,710	0
Real estate-mortgage commercial
Owner occupied	54,704	0	1,620	12,692	14,312	69,016	3,024
Non-owner occupied	73,866	0	690	3,050	3,740	77,606	2,420
Hotel industry	53,356	0	0	8,189	8,189	61,545	2,733
Home equity	20,734	83	410	1,402	1,895	22,629	126
Leases	332	0	0	0	0	332	0
Installment	1,468	26	15	16	57	1,525	15
Balance at September 30, 2011	$306,833	$504	$3,662	$40,150	$44,316	$351,149	$13,172

							Greater
							Than
							90 Days Past
At December 31, 2010 ($000's)				Greater		Total	Due and
		30-59 Days	60-89 Days	Than 90 Days	Total	Loans and	Still
	Current	Past Due	Past Due	Past Due	Past Due	Leases	Accruing

Commercial	$20,178	$78	$158	$513	$749	$20,927	$513
Real estate-construction
1-4 family	14,234	0	0	2,886	2,886	17,120	0
Other	10,263	0	1,184	1,209	2,393	12,656	0
Real estate-mortgage
1-4 family	36,416	894	1,236	2,682	4,812	41,228	130
Real estate-mortgage
5+ family	35,426	164	0	8,431	8,595	44,021	0
Real estate-mortgage commercial
Owner occupied	65,485	749	2,181	414	3,344	68,829	0
Non-owner occupied	84,353	0	272	1,596	1,868	86,221	296
Hotel industry	62,072	0	0	6,424	6,424	68,496	0
Home equity	21,487	73	300	1,532	1,905	23,392	172
Leases	442	0	0	0	0	442	0
Installment	1,756	13	8	30	51	1,807	30
Balance at December 31, 2010	$352,112	$1,971	$5,339	$25,717	$33,027	$385,139	$1,141

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Unaudited)

The Company utilizes a loan rating system as a means of identifying problem and potential loans.  Below shows the loan ratings of loans and leases at September 30, 2011 and December 31, 2010:

At September 30, 2011 ($000's)	Pass	Watch	Substandard	Nonaccrual	Total

Commercial	$14,893	$1,359	$376	$492	$17,120
Real estate-construction
1-4 Family	2,493	4,230	7,662	2,843	17,228
Other	891	9,554	1,150	734	12,329
Real estate-mortgage 1-4 family	26,222	4,851	4,148	1,888	37,109
Real estate-mortgage 5+ family	24,310	6,410	0	3,990	34,710
Real estate-mortgage commercial
Owner occupied	36,089	15,220	8,039	9,668	69,016
Non-owner occupied	42,848	20,910	13,218	630	77,606
Hotel industry	18,170	9,795	28,124	5,456	61,545
Home equity	19,990	793	505	1,341	22,629
Leases	276	56	0	0	332
Installment	1,518	0	6	1	1,525
Balance at September 30, 2011	$187,700	$73,178	$63,228	$27,043	$351,149

At December 31, 2010 ($000's)	Pass	Watch	Substandard	Nonaccrual	Total

Commercial	$17,470	$1,887	$1,570	$0	$20,927
Real estate-construction
1-4 Family	6,587	1,181	6,466	2,886	17,120
Other	557	9,740	1,150	1,209	12,656
Real estate-mortgage 1-4 family	30,356	5,135	3,185	2,552	41,228
Real estate-mortgage 5+ family	25,341	10,086	0	8,594	44,021
Real estate-mortgage commercial
Owner occupied	39,757	17,282	9,985	1,805	68,829
Non-owner occupied	52,509	29,034	3,378	1,300	86,221
Hotel industry	19,207	14,641	28,224	6,424	68,496
Home equity	20,783	793	457	1,359	23,392
Leases	358	84	0	0	442
Installment	1,799	0	8	0	1,807
Balance at December 31, 2010	$214,724	$89,863	$54,423	$26,129	$385,139

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Unaudited)

The following tables present loans and leases by segment and class individually evaluated for impairment at September 30, 2011 and December 31, 2010 and the average recorded investment and investment income recognized for the nine months ended September 30, 2011 with the recorded investment shown net of specific allocation:

September 30, 2011 ($000s)		Unpaid		Average	Investment
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$366	$366	$0	$111	$1
Real estate-construction
1-4 family	2,864	2,864	0	2,743	83
Other	734	2,468	0	1,099	0
Real estate-mortgage 1-4 family	3,816	3,816	0	4,422	124
Real estate-mortgage 5+ family	3,990	3,990	0	9,314	38
Real estate-mortgage commercial
Owner occupied	6,565	6,565	0	5,955	103
Non-owner occupied	8,131	8,131	0	7,581	271
Hotel industry	5,898	5,898	0	6,102	247
Home equity	114	114	0	104	1
Leases	0	0	0	0	0
Installment	1	1	0	0	0
With an allowance recorded:
Commercial	474	1,263	28	584	0
Real estate-construction
1-4 family	6,119	7,641	1,522	6,058	137
Other	1,078	1,150	72	1,114	28
Real estate-mortgage 1-4 family	1,972	2,220	248	1,792	51
Real estate-mortgage 5+ family	0	0	0	0	0
Real estate-mortgage commercial
Owner occupied	7,325	10,813	3,488	7,190	75
Non-owner occupied	13,574	14,214	433	12,024	404
Hotel industry	14,300	22,697	5,421	15,725	444
Home equity	1,431	1,732	301	1,461	17
Leases	0	0	0	0	0
Installment	6	6	0	7	1
Total:
Commercial	$840	$1,629	$28	$695	$1
Real estate-construction	10,795	14,123	1,594	11,014	248
Real estate-mortgage 1-4 family	5,788	6,036	248	6,214	175
Real estate-mortgage 5+ family	3,990	3,990	0	9,314	38
Real estate-mortgage commercial	55,793	68,318	9,342	54,577	1,544
Home equity	1,545	1,846	301	1,565	18
Leases	0	0	0	0	0
Installment	7	7	0	7	1
Total at September 30, 2011	$78,758	$95,949	$11,513	$83,386	$2,025

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Unaudited)

At December 31, 2010 ($ 000's)		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance

With no related allowance recorded:
Commercial	$35	$35	$0
Real estate-construction
1-4 family	1,680	1,680	0
Other	734	2,468	0
Real estate-mortgage 1-4 family	3,454	3,454	0
Real estate-mortgage 5+ family	7,172	7,172	0
Real estate-mortgage commercial
Owner occupied	2,971	2,971	0
Non-owner occupied	1,768	1,768	0
Hotel industry	5,947	5,947	0
Home equity	525	525	0
Leases	0	0	0
Installment	8	8	0
With an allowance recorded:
Commercial	921	1,535	614
Real estate-construction
1-4 family	5,771	7,673	1,902
Other.	1,456	1,624	168
Real estate-mortgage 1-4 family	1,842	2,282	441
Real estate-mortgage 5+ family	931	1,422	491
Real estate-mortgage commercial
Owner occupied	7,391	8,369	978
Non-owner occupied	3,121	3,567	239
Hotel industry	23,339	31,677	5,362
Home equity	1,017	1,291	274
Leases	0	0	0
Installment	0	0	0
Total:
Commercial	$956	$1,570	$614
Real estate-construction	9,641	13,445	2,070
Real estate-mortgage 1-4 family	5,296	5,736	441
Real estate-mortgage 5+ family	8,103	8,594	491
Real estate-mortgage commercial	44,537	54,299	6,579
Home equity	1,542	1,816	274
Leases	0	0	0
Installment	8	8	0

Total at December 31, 2010	$70,083	$85,468	$10,469

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Unaudited)

The following table presents the number of loans and leases modified as TDRs by segment and class during the three and nine months periods ended September 30, 2011, the outstanding recorded balances at the time modified and the outstanding recorded investment balances at September 30, 2011:

($000's)	Loans Modified as Trouble Debt Restructures
	During the 3 Months Ended			During the 9 Months Ended
	September 30, 2011			September 30, 2011
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Investment	Investment	Loans	Investment	Investment

Commercial	0	$0	$0	0	$0	$0
Real estate-construction
1-4 family	0	0	0	2	1,177	1,175
Other	0	0	0	0	0	0
Real estate-mortgage
1-4 family	0	0	0	14	1,518	1,440
Real estate-mortgage
5+ family	0	0	0	0	0	0
Real estate-mortgage commercial
Owner occupied	0	0	0	7	3,574	3,438
Non-owner occupied	0	0	0	3	2,848	2,755
Hotel industry	0	0	0	0	0	0
Home equity	0	0	0	0	0	0
Leases	0	0	0	0	0	0
Installment	0	0	0	0	0	0

At September 30, 2011	0	$0	$0	26	$9,117	$8,808

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Unaudited)
The following table presents the number of loans and leases modified as TDRs by segment and class during the previous twelve months that subsequently defaulted during the three and nine months periods ended September 30, 2011and the outstanding recorded investment balance at September 30, 2011.  For disclosure in this table, defaulted TDRs are those TDR loans greater than 90 days or more past due and still accruing or on nonaccrual status.

($000's)	Trouble Debt Restructure Loans Modified in Past 12 Months that Subsequently Defaulted
	During the 3 Months Ended		During the 9 Months Ended
	September 30, 2011		September 30, 2011
	Number of	Recorded	Number of	Recorded
	Loans	Investment	Loans	Investment

Commercial	0	$0	0	$0
Real estate-construction
1-4 family	0	0	0	0
Other	0	0	0	0
Real estate-mortgage 1-4 family	0	0	3	708
Real estate-mortgage 5+ family	0	0	0	0
Real estate-mortgage commercial
Owner occupied	0	0	4	3,937
Non-owner occupied	0	0	0	0
Hotel industry	0	0	0	0
Home equity	0	0	0	0
Leases.	0	0	0	0
Installment	0	0	0	0

At September 30, 2011	0	$0	7	$4,645

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

September 30, 2011

(Unaudited)

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

Securities Available for Sale ($000's)		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

States and political subdivisions	$3,892	$0	$3,892	$0
Mortgage-backed securities	82,346	0	82,346	0
Equity securities	4,285	4,285	0	0
At September 30, 2011	$90,523	$4,285	$86,238	$0

U.S. Treasury	$1,002	$1,002	$0	$0
States and political subdivisions	3,997	0	3,997	0
Mortgage-backed securities	82,648	0	82,648	0
Other bonds	20	0	0	20
Equity securities	4,163	4,163	0	0
At December 31, 2010	$91,830	$5,165	$86,645	$20

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Unaudited)

The Company's change in Level 3 securities measured at fair value on a recurring basis was as follows:

Securities
Available
for Sale ($000's)
Balance at December 31, 2010	$20
Total realized and unrealized gains (losses) included in income	(163)
Total unrealized gains (losses) included in other comprehensive income	143
Net purchase, sales, calls and maturities	0
Net transfer into Level 3	0
Balance at September 30, 2011	$0

Securities
Available
for Sale ($000's)
Balance at December 31, 2009	$37
Total realized and unrealized gains (losses) included in income	(659)
Total unrealized gains (losses) included in other comprehensive income	627
Net purchase, sales, calls and maturities	0
Net transfer into Level 3	0
Balance at September 30, 2010	$5

The Company used accounting guidelines to determine other than temporary impairment losses on its Collateralized Debt Obligations ("CDOs") as the fair value of these securities was not readily determinable by the market.  The impairment losses on the CDOs were due to defaults and deferrals of payments by the financial institutions and insurance companies that issued the debt underlying the securities. During the quarter ended March 31, 2011, the Company used cash flow analyses on its CDOs to determine other than temporary impairment losses of $134,000, fully writing off the remaining book value of these CDOs.

During the first quarter of 2011, the Company had a write-down of $29,000 to its equity securities consisting of preferred stock issued by the Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”), eliminating the remaining balance of these securities.  These securities were later sold during the second quarter of 2011 for $142,000 with the Company recognizing a gain for that amount.

During the three and nine months ended September 30, 2010, the Company recognized other than temporary impairment losses on the CDOs of $0 and $645,000, respectively.  Other than temporary impairment losses of $14,000 were also recognized during the third quarter of 2010 on the FNMA and FHLMC preferred stock.

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

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Unaudited)

During the nine months ended September 30, 2011 and 2010, the Company recorded adjustments to certain collateral dependent loans measured for impairment in accordance with accounting guidelines.  In cases where the carrying value of the loans exceed the estimated fair value of the collateral less estimated costs to sell, an impairment loss was recognized.  The Company also recorded adjustments to certain cash flow dependent loans consisting primarily of troubled debt restructured loans that were measured for impairment in accordance with accounting guidelines.  In the case of cash flow dependent troubled debt restructured loans, impairment was determined by comparing the discounted cash flows with the Company’s recorded investment.  The Company made allocations for impaired loans totaling $6.0 million and $5.3 million for the nine months ended September 30, 2011 and 2010, respectively.

Impaired Loans ($000's)		Fair Value Measurements at Reporting Date Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
At September 30, 2011	$46,279	$0	$0	$46,279

At December 31, 2010	$56,992	$0	$0	$56,992

Impaired Other Real Estate Owned ($000's)		Fair Value Measurements at Reporting Date Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
At September 30, 2011	$21,036	$0	$0	$21,036

At December 31, 2010	$23,874	$0	$0	$23,874

During the quarter ended September 30, 2011, the Company recorded $797,000 in write-down impairment losses to certain properties carried as other real estate owned as compared with write-down adjustments of $1,076,000 for the same quarter of 2010.  Such write-downs are generally based on the estimated underlying fair values of the properties less estimated costs to sell.  In cases where the carrying value of the property exceeds the estimated fair value, an impairment loss is recognized.  During the nine months ended September 30, 2011 and September 30, 2010, the Company recorded $2,125,000 and $2,500,000, respectively, in write-down impairment losses to other real estate owned.

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Unaudited)

The following methods and assumptions were used to estimate fair values for financial instruments.  Securities fair values are based on quoted market prices or, if no quotes are available, on the rate and term of the security and or information about the issuer.  For loans, leases, deposits, securities sold under repurchase agreements and fixed rate FHLB advances, the fair value is estimated by discounted cash flow analysis using market rates for the estimated life and credit risk.  Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values.  The fair value of off-balance sheet items is based on the fees or cost that would currently be charged to enter into or terminate such arrangements and the fair value is not material.  Fair value for cash and cash equivalents, accrued interest receivable, advances from borrowers for taxes and insurance and accrued interest payable are estimated at carrying value. The estimated fair value for Federal Home Loan Bank stock is equal to the carrying value based on the restricted nature of the stock.

The estimated fair values of financial instruments at September 30, 2011 and December 31, 2010 were:

	Carrying	Estimated
September 30, 2011 ($000's)	Value	Fair Value
Financial assets:
Cash and cash equivalents	$41,467	$41,467
Securities available for sale	90,523	90,523
Loans and leases, net	332,542	341,448
Federal Home Loan Bank stock	1,801	1,801
Accrued interest receivable	1,746	1,746

Financial liabilities:
Deposits	$(435,107)	$(434,903)
Securities sold under repurchase agreements	(20,687)	(20,642)
Subordinated debentures	(10,310)	(5,912)
Advances from borrowers for taxes and insurance	(355)	(355)
Accrued interest payable	(1,090)	(1,090)

	Carrying	Estimated
December 31, 2010 ($000's)	Value	Fair Value
Financial assets:
Cash and cash equivalents	$30,357	$30,357
Securities available for sale	91,830	91,830
Loans and leases, net	366,453	359,891
Federal Home Loan Bank stock	1,801	1,801
Accrued interest receivable	1,751	1,751

Financial liabilities:
Deposits	$(446,551)	$(447,147)
Securities sold under repurchase agreements	(35,517)	(35,421)
Subordinated debentures	(10,310)	(5,904)
Advances from borrowers for taxes and insurance	(1,109)	(1,109)
Accrued interest payable	(1,317)	(1,317)

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

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

September 30, 2011

(Unaudited)

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

As an adequately capitalized institution, the Bank may not accept, renew or roll over brokered deposits without prior approval of the FDIC.  Brokered deposits also include deposits with rates of interest that are more than 75 basis points above the rates applicable to the market of the Bank as determined by the FDIC.  The FDIC has approved that the Bank is operating in a high rate area, which allows the Bank to use local average deposit rates as a basis for setting competitive rates on its deposits.

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

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Unaudited)

Note 9 – Management Plans

Management and the Board of Directors are committed to complying with the terms of the Consent Order and the Written Agreement, and have already taken, and continue to take, numerous steps to address these matters.  The Bank and the Company will continue to report to the FDIC and the IDFPR, and the Federal Reserve, respectively, quarterly regarding their progress in complying with the provisions included in the Consent Order and the Written Agreement.  Compliance with the terms of the Consent Order and the Written Agreement will be an ongoing priority for management of the Bank and the Company.

The Bank continues to dedicate significant resources to effectively identify, monitor, and manage problem assets and reduce real estate loan concentrations.  A liquidity policy has been developed to identify the sources of liquid assets available to meet the Bank’s contingency funding needs.  Dividends have already been restricted and the Company has suspended its dividend payments on its Series A Preferred Stock issued to the Treasury Department as is permissible under the terms of the TARP Capital Purchase Program.  The Company has deferred payment of interest on its subordinated debentures issued in connection with its trust preferred securities.  The Bank’s Tier 1 to average assets ratio and total capital to assets ratio, on a risk adjusted basis, were 8.20 percent and 13.01 percent, respectively, as of September 30, 2011, which were above the capital levels required by the Consent Order of 8.00 percent and 12.00 percent.

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

Note 10 – Recent Accounting Pronouncements

(ASU No. 2011-2)  In April 2011, the FASB issued “Receivables (Topic 310) - A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring.” ASU 2011-2 provides additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring.  The impact of ASU 2011-2 on the Company’s disclosure is reflected in Note 6 to the condensed consolidated financial statements.

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

(ASU 2011-5) In June 2011, the FASB issued an Update on the Presentation of Comprehensive Income (Topic 220), which was amended in October 2011.  The Update changes the reporting and presentation of comprehensive income on the face of the financial statements and provides two options of presentation- a single statement including net income and the components of other comprehensive income or two separate statements.  The Update eliminates the option of presenting the components of other comprehensive income in the statement of changes in stockholders’ equity.  The amendments in this Update will be adopted beginning in the first quarter of 2012 and will be applied to the Company’s financial statements retrospectively.

Index

NORTHERN STATES FINANCIAL CORPORTION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion focuses on the consolidated financial condition of Northern States Financial Corporation (the “Company”) at September 30, 2011 compared to December 31, 2010 and the Company’s consolidated results of operations for the three and nine month periods ended September 30, 2011, compared with the three and nine month periods ended September 30, 2010.  The purpose of this discussion is to provide a better understanding of the condensed consolidated financial statements of the Company and the operations of its two wholly-owned subsidiaries, NorStates Bank (the “Bank”) and NorProperties, Inc. (“NorProp”), and the Bank’s wholly-owned subsidiary, Northern States Community Development Corporation (“NSCDC”). This discussion should be read in conjunction with the interim condensed consolidated unaudited financial statements and notes thereto included herein.

Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties.  The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "plan," or similar expressions.  The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted.  The Company undertakes no obligation to update these forward-looking statements in the future.  The Company cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to September 30, 2011 to differ materially from those expressed in forward-looking statements.  Factors that could cause actual results to differ from those predicted and could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, the potential for further deterioration in the credit quality of the Company’s loan and lease portfolios, uncertainty regarding the Company’s ability to ultimately recover on loans currently on nonaccrual status, the Company’s ability to comply with the provisions of the Consent Order and Written Agreement, further deterioration in the value of the Company’s other real estate owned, unanticipated changes in interest rates, worsening or lack of improvement in general economic conditions and the real estate market, increasing regulatory compliance burdens or potential legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the quality or composition of the Company’s loan or investment portfolios, deposit flows, liquidity issues, competition, demand for loan products and financial services in the Company’s market area, and changes in accounting principles, policies and guidelines.  These risks and uncertainties should be considered in evaluating forward-looking statements.

OVERVIEW

Total assets at September 30, 2011 were $502.5 million, a decrease of $29.2 million, or 5.5 percent, from $531.7 million at December 31, 2010.  Loans totaled $350.9 million at September 30, 2011, a decrease of $33.9 million, or 8.8 percent, from $384.8 million at December 31, 2010.  Loans decreased by $15.1 million as scheduled principal loan payments and loan payoffs were received in the normal course of business.  Contributing to the decrease in loans was the transfer of $8.1 million in loans to other real estate owned through or in lieu of foreclosure and the charge-off of $5.8 million in loans to the allowance for loan and lease losses.  Also contributing to the decrease was the sale of a $4.9 million loan that was outside of the Bank’s lending area.  Other real estate owned totaled $22.3 million at September 30, 2011, decreasing $2.0 million from year-end 2010 as $8.0 million of properties were sold and the Company recognized further impairment of $2.1 million partially offset by the transfer of $8.1 million in loans.  The Company’s cash and cash equivalents totaled $41.5 million at September 30, 2011, an increase of $11.1 million from December 31, 2010 as public deposits increased and the Company continued to manage its liquidity.

Index

NORTHERN STATES FINANCIAL CORPORTION

The decline in the Company’s assets was primarily offset by deposit decreases of $11.5 million. Deposits totaled $435.1 million at September 30, 2011 compared with $446.6 million at December 31, 2010.  Demand deposits increased $3.9 million from December 31, 2010 while interest bearing deposits declined $15.4 million.  Interest bearing deposits decreased due to reductions of $17.3 million in brokered time deposits as management lowered this source of funding in order to comply with the regulatory restrictions applicable to adequately capitalized institutions.

The Company’s borrowings through securities sold under repurchase agreements decreased $14.8 million to $20.7 million at September 30, 2011 as compared with $35.5 million at December 31, 2010.

The Company had a net loss available to common stockholders for the three months ended September 30, 2011 of $2.0 million or $0.46 per share, compared with a net loss available to common stockholders of $396,000, or $0.10 per share for the same three months of 2010.  The loss for the three months ended September 30, 2011 was due primarily to expenses relating to nonperforming assets such as the provision for loan and lease losses of $2.0 million, impairment write downs of other real estate owned of $797,000 and other real estate owned servicing expenses of $525,000.

The Company’s net loss available to common stockholders for the nine months ended September 30, 2011 was $5.9 million, or $1.37 per share, compared with a net loss available to common stockholders of $3.5 million, or $0.85 per share for the same nine months of 2010.  The loss for the nine months ended September 30, 2011 was due primarily due to the provision for loan and lease losses of $5.7 million and impairment write downs of other real estate owned of $2.1 million.

The Company’s net interest income, the difference between interest earned on loans and investments and interest paid on deposits and borrowings, was $4.5 million for the third quarter of 2011 decreasing 9.7 percent, or $485,000 compared with the same quarter of 2010. The decline in net interest income was attributable to having $30.6 million less in average earning assets during the third quarter of 2011 as compared with the same quarter of 2010.  Also contributing to the decline in net interest income was the reversal of $183,000 of loan interest income on loans placed on nonaccrual status or restructured during the third quarter of 2011 as compared with $137,000 during the same quarter of 2010.  Net interest for the nine months ended September 30, 2011 was $13.9 million decreasing $504,000 from $14.4 million for the same time period of 2010 primarily due to decreases in average earning assets of $46.9 million for the nine months ended September 30, 2011

CRITICAL ACCOUNTING POLICIES

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

Allowance for Loan and Lease Losses.

 The allowance for loan and lease losses is a critical accounting policy for the Company because management must make estimates of losses and these estimates are subject to change. The allowance for loan and lease losses is a valuation allowance for potential credit losses, increased by the provision for loan and lease losses and decreased by charge-offs less recoveries. Management analyzes the adequacy of the allowance for loan and lease losses at least quarterly. In its analysis management estimates the allowance balance required using past loan and lease loss experience, the nature and volume of the portfolio, information about specific borrower situations, the present value of expected cash flows, collateral values, economic conditions and other factors.  Allocations of the allowance may be made for specific loans and leases, but the entire allowance is available for any loan or lease that, based on management’s judgment, should be charged-off.  Based on this analysis, management believes the allowance for loan and lease losses at September 30, 2011 is adequate to cover credit losses inherent in the portfolio.

Index

NORTHERN STATES FINANCIAL CORPORTION

One of the components of the allowance for loan losses is historical loss experience.  The loss percentages used at September 30, 2011 are based on the recent trailing 24 months as it is believed to be representative of estimated losses within the current loan portfolio.

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

Income Taxes.

The Company recognized no income tax benefit for the nine months of 2011 despite having an operating loss before income taxes of $5.1 million.  Per accounting rules, the Company for the nine months ended September 30, 2011 continued to book tax benefits as a deferred tax asset with a corresponding offset to the deferred tax asset valuation allowance without recognizing a tax benefit on the income statement due to uncertainties as to the realization of these benefits.  For the first nine months of 2011, the Company’s tax benefit was calculated to be $2.1 million, which also increased the deferred tax asset valuation allowance to $18.4 million from $16.3 million at year-end 2010.  The Company will continue to analyze its deferred tax asset quarterly.

No income tax benefit was recorded for the first nine months of 2010 despite an operating loss before income taxes of $2.7 million.  The Company’s net deferred tax asset, exclusive of the deferred tax asset related to the unrealized loss on securities available for sale, totaled $14.5 million at September 30, 2010 and was offset by a deferred tax asset valuation allowance for the same amount.

FINANCIAL CONDITION

The Company’s cash and cash equivalents totaled $41.5 million at September 30, 2011, an increase of $11.1 million, or 36.6 percent, from December 31, 2010 as public deposits increased and the Company continued to manage its liquidity.  The Company’s interest bearing deposits in financial institutions with maturities less than 90 days, a component of cash and cash equivalents, totaled $30.7 million an increase of $12.5 million, or 69.0 percent, from December 31, 2010.  These funds were primarily deposits at the Federal Reserve Bank of Chicago as the interest rate paid was greater than or comparable to rates paid on federal funds sold.

The Company’s securities available for sale declined $1.3 million, to $90.5 million at September 30, 2011 compared with $91.8 million at year-end 2010.  The declines in securities were due to scheduled security maturities and payments as well as the write-downs to securities for other than temporary impairment of $163,000.

The $163,000 of other than temporary impairment write-downs occurred during the first quarter of 2011 due in part to write-downs of $134,000 to the Company’s CDOs consisting of trust preferred securities issued by other financial institutions that were carried as other bonds. The write-downs to the CDOs were based on an analysis of the collateral and expected discounted cash flows. The CDOs were originally carried at a par value of $10.9 million. During the first quarter of 2011, the remaining carrying value $134,000 was completely written off.  The remaining balance of other temporary impairment write-downs of $29,000 was for write-downs to equity securities consisting of preferred stock issued by FNMA and FHLMC.  These preferred stocks had an original aggregate par value of $2.0 million which was completely written-off at March 31, 2011.  During the second quarter of 2011 these preferred stocks were sold for $142,000 and a corresponding gain was recognized.

Index

NORTHERN STATES FINANCIAL CORPORTION

The Company sold mortgage-backed securities during the quarter ended September 30, 2011 having a carrying value of $19.6 million and recognized a gain of $135,000.  Other mortgage-backed securities were purchased totaling $19.8 million diversifying the underlying collateral of the Company’s mortgage-backed securities portfolio.

At September 30, 2011, the Company had pledged securities of $68.7 million as compared to $59.0 million at December 31, 2010.  The securities were pledged to secure public deposits, repurchase agreements and for other purposes as required or permitted by law.

Loans and leases totaled $350.9 million at September 30, 2011, decreasing $33.9 million, or 8.8 percent, from $384.8 million at December 31, 2010.  Loans decreased by $15.1 million as scheduled principal loan payments and loan payoffs were received in the normal course of business.  Contributing to the decrease in loans was the transfer of $8.1 million in loans to other real estate owned through or in lieu of foreclosure, the charge-off of $5.8 million in loans to the allowance for loan and lease losses and the sale of a $4.9 million out of market loan.

At September 30, 2011, approximately 95 percent of the Bank’s loan portfolio was secured by real estate.  The Company’s loans to the hotel industry totaled $61.5 million, or 200 percent of total capital decreasing $7.0 million from year-end 2010 primarily from the sale of a $4.9 million loan.  Loans totaling $28.8 million secured by 1-4 family homes and 5+ family residences at September 30, 2011 were pledged to secure a line of credit of $15.4 million from the Federal Home Loan Bank of Chicago.  At September 30, 2011, loans totaling $95.3 million had payment schedules where only interest is collected until the loans mature as compared with $103.1 million in loans at December 31, 2010.  At September 30, 2011, $20.8 million of loans having interest only payments were home equity loans.

Loan commitments declined $3.6 million to $32.9 million at September 30, 2011, compared with $36.5 million at December 31, 2010.  Letters of credit decreased during the nine months ended September 30, 2011, to $2.7 million from $3.1 million at year-end 2010.  At September 30, 2011, loans to related parties totaled $249,000 as compared with $218,000 at December 31, 2010.  Loan commitments and letters of credit issued to related parties were $202,000 at September 30, 2011 compared with $220,000 at December 31, 2010.  Loans, loan commitments and letters of credit to related parties are made on the same terms and conditions that are available to the public.

Deposits totaled $435.1 million at September 30, 2011, decreasing $11.5 million from $446.6 million at December 31, 2010.  Deposits declined primarily due to reductions in brokered time deposits as management lowered this source of funding by $17.3 million from year-end in order to comply with the regulatory restrictions applicable to adequately capitalized institutions and to manage its balance sheet.  Offsetting some of the decline in deposits from brokered time deposits were increases to demand deposits of $3.9 million and to low cost savings accounts of $2.3 million.  Related party deposits at September 30, 2011 totaled $4.9 million as compared with $8.5 million at year-end 2010.

At September 30, 2011, the mix of deposits changed in that public deposits increased $13.6 million to 11.2 percent of deposits from 7.8 percent at year-end 2010.   Wholesale internet time deposits increased $8.3 million to 12.1 percent of deposits from 9.9 percent at year-end 2010.  These increases were offset by the decrease of brokered deposits of $17.3 million, retail deposits of $7.8 million and commercial deposits of $7.4 million.

Index

NORTHERN STATES FINANCIAL CORPORTION

Core deposits, defined as retail and commercial demand, NOW, money market and savings accounts that have generally lower interest costs, which management believes are more stable, remained relatively unchanged at September 30, 2011.  Total core deposits at September 30, 2011 totaled $209.3 million, increasing $775,000 from $208.5 million at December 31, 2010.

Because the Consent Order establishes specific capital amounts to be maintained by the Bank, the Bank may not be considered better than “adequately capitalized” for capital adequacy purposes, even if the Bank exceeds the levels of capital set forth in the Consent Order. Currently, the Bank exceeds the capital levels established by the FDIC and the IDFPR in the Consent Order.

As an adequately capitalized institution, the Bank may not accept, renew or roll over brokered deposits without prior approval of the FDIC.  Brokered deposits also include deposits with rates of interest that are more than 75 basis points above the rate applicable to the applicable market of the Bank as determined by the FDIC.  However, the Bank has received designation by the FDIC that the Bank is operating in a high rate area.  This allows the Bank to use local average deposit rates as a basis for setting competitive rates on its deposits.  However, other depositors, including some local government entities, may choose not to maintain their deposits at the Bank if the Bank is no longer classified as well capitalized.  The Bank also has received permission from the FDIC to offer brokered CDARS time deposits.  At September 30, 2011, brokered CDARS time deposits totaled $14.9 million.

 Securities sold under repurchase agreements declined $14.8 million at September 30, 2011 to $20.7 million compared with $35.5 million at December 31, 2010.  The Company in managing its liquidity has lessened its reliance on this source of funds due to the pledging of securities that is required.  Related party repurchase agreements at September 30, 2011 totaled $2.1 million as compared with $5.2 million at year-end 2010.

 CAPITAL RESOURCES

Total stockholders’ equity decreased $2.6 million to $30.7 million at September 30, 2011 as compared with $33.3 million at year-end 2010.  The Company’s net loss of $5.1 million and accrual for dividends on the preferred stock of $699,000 for the nine months ended September 30, 2011 were offset by a $3.0 million increase to accumulated other comprehensive income relating to the unrealized gains on securities available for sale, net of deferred tax, and $210,000 due to the accretion of the unearned portion of stock awards.  The book value of the Company’s outstanding common stock at September 30, 2011 was $3.16 per share, compared with $3.95 at December 31, 2010.

On a consolidated basis, the Company’s Tier 1 to average assets ratio and total capital to assets ratio, on a risk adjusted basis, were 7.77 percent and 12.44 percent, respectively, at September 30, 2011.  The Bank’s Tier 1 to average assets ratio and the total capital to assets ratio, on a risk adjusted basis, were 8.20 percent and 13.01 percent, respectively, as of September 30, 2011, which are above the capital levels required by the Consent Order of 8.00 percent and 12.00 percent.

In January 2011, 207,500 shares of restricted stock were issued pursuant to the 2009 Restricted Stock Plan from the Company’s treasury stock.  During the second quarter of 2011, employees, who left the Company, forfeited 1,000 shares of restricted stock, which were returned to treasury stock lowering the total shares issued pursuant to the Plan to 206,500 shares.  Of the 80,000 shares issued to directors, 70,000 shares vested during the first quarter of 2011, while the remaining 10,000 shares will vest over a two-year period.  A total of 126,500 restricted stock shares granted to employees of the Company will fully vest in January 2013.  The expense attributable to these restricted stock awards recognized during the three and nine months ended September 30, 2011 totaled $29,000 and $210,000, respectively. The quarterly expense for the vesting of these issued restricted stock awards is expected to be $29,000 through year-end 2012.

Index

NORTHERN STATES FINANCIAL CORPORTION

LIQUIDITY

The Company’s liquidity is measured by the ability to raise funds through deposits, borrowed funds, capital or cash flow from the repayment or maturities of loans and securities and net profits.   Liquidity is primarily managed through deposits and liquid assets such as cash and due from banks less any reserve requirements, securities available for sale less any pledged securities and federal funds sold.  Asset and liability management is the process of managing the balance sheet to achieve a mix of earning assets and liabilities in such a way that achieves an interest rate risk profile acceptable to management and assists in achieving a desired level of profitability.  An important part of the overall asset and liability management process is providing adequate liquidity.  Liquid assets consist of cash and cash equivalents less any Federal Reserve Bank deposit requirements and normal branch cash reserves plus unpledged securities available for sale.  The Company’s liquid assets totaled $55.2 million at September 30, 2011, decreasing $300,000 as compared with $55.5 million at December 31, 2010.

As required by the Consent Order, management developed a liquidity plan that identifies the sources of liquid assets available to meet the Bank’s contingency funding needs over the next twelve months.  This liquidity plan looks at the Bank’s ability to meet the cash flow requirements of customers and other operating needs and seeks to manage liquidity to meet these requirements.  The Company needs to have sufficient cash flow to meet borrowers’ needs to fund loans or the requirements of depositors wanting to withdraw funds.  The Statements of Cash Flows shows that for the nine months ended September 30, 2011, cash and cash equivalents increased by $11.1 million to $41.5 million as compared with $30.4 million at December 31, 2010.

The Consent Order also restricts payments of dividends from the Bank to the Company and as such conserves liquidity and capital at the Bank.  Dividends from the Bank are needed to fund dividend payments by the Company to its preferred and common stockholders and the interest payments on its subordinated debentures.   Due to this restriction, among other factors, it is expected that the Company will continue to suspend dividend payments on its Series A Preferred Stock issued under the TARP Capital Purchase Program for the balance of 2011 and there will be no dividends to common stockholders in 2011.  The Company may not pay dividends to its common stockholders as long as there are accrued and unpaid dividends on the Series A Preferred Stock.  Further under the TARP CPP, the dividends of the Company may not exceed the dividend payout rate in effect immediately before the issuance of the Series A Preferred Stock until such Series A Preferred Stock is repaid.  Also, the Company will continue to defer interest payments on its subordinated debentures.  The accumulated  dividends payable on the Series A Preferred Stock totaled $1.9 million at September 30, 2011 and the deferred interest payments payable on the subordinated debentures totaled $682,000 at September 30, 2011.

 Liquid assets consist of cash and due from banks, federal funds sold, interest bearing deposits in financial institutions with maturities less than 90 days, unpledged securities available for sale less reserve requirements and normal cash reserves.  As part of the liquidity policy, management reviews the Bank’s on-balance sheet liquidity ratio daily.  The on-balance sheet liquidity ratio is the net liquid assets divided by total deposits.  At September 30, 2011, this internally calculated ratio at the Bank was 14.0 percent as compared with 14.2 percent at year-end 2010.

The Bank’s liquidity plan considers the liquidity provided by scheduled principal payments by borrowers as well as estimated anticipated payoffs of loans as the Bank attempts to lower its concentrations to the hotel industry.  The Bank expects to receive liquidity from loan principal payments by borrowers of approximately $575,000 per month.  Scheduled principal reductions on mortgage-backed securities are expected to be approximately $700,000 per month and are another source of liquidity to the Bank.

Index

NORTHERN STATES FINANCIAL CORPORTION

Federal funds sold and interest bearing deposits in financial institutions with maturities less than 90 days are also principal sources of liquidity.  These funds totaled $33.7 million at September 30, 2011 as compared with $24.7 million at December 31, 2010.

The Company classifies all of its securities as available for sale, which increases the Company's flexibility in that the Company can use its unpledged securities to meet liquidity requirements by selling the unpledged securities or by increasing its repurchase agreement balances.  Securities available for sale totaled $90.5 million at September 30, 2011, of which $68.7 million were pledged to secure public deposits and repurchase agreements.  At December 31, 2010, securities available for sale totaled $91.8 million of which $59.0 million were pledged.

An important source of liquidity to the Company is deposits.  Under the Consent Order, the Bank must limit its brokered time deposits. As a result of the Consent Order, the Bank is not permitted to pay a rate of interest on deposit products that is more than 75 basis points above the rate applicable to the applicable market of the Bank as determined by the FDIC.  As a factor in its liquidity plan, the Company anticipates that brokered time deposits, “High Yield Checking” NOW accounts and public deposits may decrease from their current levels due in part to the Bank’s compliance with the Consent Order. The Bank expects that a portion of these deposit reductions will be offset by growth in core deposits from new retail and commercial customers as well as wholesale internet time deposits, which are not considered brokered.  The FDIC has recognized that the Bank is operating in a high rate area, which allows the Bank to use local average deposit rates as a basis for setting competitive rates on its deposits.  However, it is expected that deposits will decline during the balance of 2011 and liquidity available from deposits will be limited.

In its liquidity plan, the Bank considers its line of credit available at the Federal Home Loan Bank of Chicago, which was $15.4 million at September 30, 2011, as a source of liquidity.  There were no outstanding balances on this line of credit at either September 30, 2011 or December 31, 2010.  At September 30, 2011, the Company has pledged loans totaling $28.8 million as security for this line.

RESULTS OF OPERATIONS

NET INCOME

The Company recognized a loss available to common stockholders for the quarter ended September 30, 2011 of $2.0 million, as compared with a loss available to common stockholders of $396,000 for the same quarter of 2010.  The loss during the third quarter of 2011 was primarily due to a provision to the allowance for loan and lease losses of $2.0 million, write-downs to other real estate owned of $797,000 as property values declined and other real estate owned servicing expenses of $525,000.  The loss for the same quarter of 2010 was primarily the result of provision to the allowance for loan and lease losses of $338,000 and write-downs to other real estate owned of $1.1 million.

For the nine months ended September 30, 2011, the Company posted a loss available to common stockholders of $5.9 million as compared with a loss available to common stockholders of $3.5 million for the same period of 2010.  The loss for the nine months ended September 30, 2011 resulted from provisions for loan losses of $5.7 million, write-downs of other real estate owned of $2.1 million, other real estate owned servicing expenses of $829,000 and loan and collection expenses of $822,000 that were primarily related to nonperforming assets.  The loss for the nine months ended September 30, 2010 resulted from provisions for loan losses of $4.6 million, write-downs of other real estate owned of $2.5 million and other than temporary impairment write-downs to securities of $659,000.   The loss during the 2010 period was partially offset by gains from the sale of securities of $653,000.

Index

NORTHERN STATES FINANCIAL CORPORTION

NET INTEREST INCOME

Net interest income, the difference between interest income on earning assets and interest expense on interest bearing liabilities, decreased 9.7 percent or $485,000, and totaled $4.5 million for the three months ended September 30, 2011, as compared with $5.0 million for the same quarter of 2010.  The decrease to net interest income for the quarter was attributable to a decrease in average interest earning assets of $30.6 million for the third quarter of 2011 as compared with the same quarter of 2010.  Contributing to the decline in net interest income was the reversal of $183,000 of loan interest income on loans placed on nonaccrual status or restructured during the quarter.

Most of the $30.6 million decline to average interest earning assets during the third quarter of 2011 as compared with the same quarter last year was attributable to decreases in average loans of $35.5 million and decreases in average taxable securities of $5.5 million. The decrease in average loans was due to transfers of loans to other real estate owned, scheduled loan payments and payoffs and the sale of an out of market loan.  The decrease in average taxable securities resulted from scheduled principal reductions on the securities. Offsetting a portion of these decreases was growth to lower earning federal funds sold, which includes interest bearing deposits from banks, of $10.5 million.

The net interest spread, the difference between rates earned on interest earning assets and paid on deposits and borrowings for the quarter ended September 30, 2011 decreased 12 basis points to 3.68 percent as compared with 3.80 percent for the same quarter last year.  Yields on interest earning assets declined 59 basis points for the third quarter of 2011 while rates paid on deposits and borrowings declined only 47 basis points.  The loan yield declined 50 basis points for the quarter as a result of the levels of nonaccrual loans and the reversal of $183,000 in interest on loans placed on nonaccrual and restructured status.  The change to the mix of average earning assets where higher earning loans and securities decreased while lower earning federal funds sold increased also contributed to the decreased earning asset yield. Deposit rates declined as rates paid on time deposits were at historically low levels.

Net interest income for the nine months ended September 30, 2011 declined $504,000 as compared with the same period of 2010 due to lower volumes of average earning assets that more than offset increases to the net interest spread.  Average interest earning assets for the nine months ended September 30, 2011 declined $46.9 million compared with the same time period last year.  The interest rate spread for the nine months ended September 30, 2011 was 3.65 percent increasing 23 basis points compared with 3.42 percent for the same time period last year as deposit rates declined to a greater extent than rates on interest earning assets.

Index

NORTHERN STATES FINANCIAL CORPORTION

ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES
For the Three Months Ended September 30, 2011 and 2010 - Rates are Annualized
($ 000s)

		2011			2010
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Loans (1)(2)(3)	$366,419	$4,519	4.93%	$401,897	$5,453	5.43%
Taxable securities (4)	87,999	523	2.41%	93,474	655	2.89%
Tax advantaged securities (2) (4)	3,864	55	5.76%	3,988	58	6.04%
Federal funds sold	29,439	13	0.18%	18,984	8	0.17%
Interest earning assets	487,721	5,110	4.20%	518,343	6,174	4.79%
Noninterest earning assets	17,486			33,344
Total average assets	$505,207			$551,687

Liabilities and stockholders' equity
NOW deposits	$60,612	$34	0.22%	$61,278	$41	0.27%
Money market deposits	50,941	38	0.30%	51,003	68	0.53%
Savings deposits	66,514	8	0.05%	63,427	16	0.10%
Time deposits	189,981	370	0.78%	217,699	804	1.48%
Other borrowings	32,542	71	0.87%	48,542	169	1.39%
Interest bearing liabilities	400,590	521	0.52%	441,949	1,098	0.99%
Demand deposits	66,017			62,834
Other noninterest bearing liabilities	6,125			5,467
Stockholders' equity	32,475			41,437
Total average liabilities and stockholders' equity	$505,207			$551,687

Net interest income		$4,589			$5,076

Net interest spread			3.68%			3.80%

Net yield on interest earning assets (4)			3.77%			3.94%

Interest-bearing liabilities to earning assets ratio			82.14%			85.26%

(1) - Interest income on loans includes loan origination and net fees of ($6,000) and $100,000 for the three months ended September 30, 2011 and 2010, respectively.
(2) - Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34 percent tax rate. The tax equivalent adjustment reflected in the above table for municipal loans is approximately $27,000 and $29,000 for the three months ended September 30, 2011 and 2010, respectively.  The tax equivalent adjustment reflected in the above table for municipal securities is approximately $19,000 for both the three months ended September 30, 2011 and 2010.
(3) - Non-accrual loans are included in average loans.
(4) - Rate information was calculated on the average amortized cost for securities.  The three months ended September 30, 2011 and 2010 average balance information includes an average unrealized gain for taxable securities of $1,066,000 and $2,890,000 and for tax-advantaged securities of $45,000 and $144,000, respectively.

Index

NORTHERN STATES FINANCIAL CORPORTION

TABLE 2

NORTHERN STATES FINANCIAL CORPORATION
ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES
For the Nine Months Ended  September 30, 2011 and 2010 - Rates are Annualized
($ 000s)

		2011			2010
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Loans (1)(2)(3)	$373,741	$14,104	5.03%	$411,227	$15,971	5.18%
Taxable securities (4)	88,223	1,632	2.44%	103,834	2,367	3.07%
Tax advantaged securities (2) (4)	3,892	165	5.76%	5,426	242	6.10%
Federal funds sold	30,543	47	0.21%	22,842	29	0.17%
Interest earning assets	496,399	15,948	4.28%	543,329	18,609	4.58%
Noninterest earning assets	22,538			34,306
Total average assets	$518,937			$577,635

Liabilities and stockholders' equity
NOW deposits	$60,674	$104	0.23%	$62,974	$209	0.44%
Money market deposits	50,543	117	0.31%	52,659	219	0.55%
Savings deposits	66,178	29	0.06%	63,247	47	0.10%
Time deposits	201,911	1,463	0.97%	236,577	3,068	1.73%
Other borrowings	35,500	237	0.89%	52,812	537	1.36%
Interest bearing liabilities	414,806	1,950	0.63%	468,269	4,080	1.16%
Demand deposits	64,569			60,904
Other noninterest bearing liabilities	6,387			6,319
Stockholders' equity	33,175			42,143

Total average liabilities and stockholders' equity	$518,937			$577,635

Net interest income		$13,998			$14,529

Net interest spread			3.65%			3.42%

Net yield on interest earning assets (4)			3.75%			3.57%

Interest-bearing liabilities to earning assets ratio			83.56%			86.19%

(1) -	Interest income on loans includes loan origination and net fees of $39,000 and $130,000 for the nine months ended September 30, 2011 and 2010, respectively.
(2) -
Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34 percent tax rate. The  tax equivalent adjustment reflected in the above table for municipal loans is approximately $83,000 and $84,000 for the nine months ended September 30, 2011 and 2010, respectively.  The tax  equivalent adjustment reflected in the above table for municipal securities is approximately $56,000 and $82,000 for the nine months ended September 30, 2011 and 2010, respectively.

(3) -	Non-accrual loans are included in average loans.
(4) -
Rate information was calculated on the average amortized cost for securities.  The nine months  ended September 30, 2011 and 2010 average balance information includes an average unrealized gain (loss) for taxable securities of ($888,000) and $880,000 and for tax-advantaged securities  of $71,000 and $136,000, respectively.

Index

NORTHERN STATES FINANCIAL CORPORTION

ASSET QUALITY AND THE PROVISION FOR LOAN AND LEASE LOSSES

At September 30, 2011, management, with the concurrence of the Board of Directors, after carefully reviewing the adequacy of the allowance for loan and lease losses and the levels of nonperforming and impaired loans and leases, determined that an allowance of $18.3 million was adequate to cover potential loan and lease losses, similar to $18.3 million at year-end 2010.  The Company’s allowance for loan and lease losses to total loans ratio was 5.22 percent at September 30, 2011 compared with 4.77 percent at December 31, 2010.

 During the first nine months of 2011, $5.8 million in loans and leases were charged-off against the allowance compared with charge-offs of $8.3 million during the same period last year.  During the first nine months of 2011, recoveries of loans previously charged-off totaled $57,000, as compared with $124,000 in recoveries during the same period in 2010.  For the nine months ended September 30, 2011, the provision for loan and lease losses was $5.7 million as compared with $4.6 million during the same period of 2010.

 Nonperforming loans and leases includes 1) loans and leases on nonaccrual status; 2) loans and leases 90 days or more past due and still accruing interest; and 3) accruing loans less than 90 days past due classified as troubled debt restructurings (“TDRs).  Total nonperforming loans and leases increased $11.3 million to $82.7 million, or 23.6 percent of total loans and leases, at September 30, 2011as compared with $71.4 million, or 18.6 percent of total loans and leases, at December 31, 2010.

The increase to nonperforming loans from year-end 2010 was primarily the result of a $12.0 million increase to loans 90 days or more past due, still accruing.   Real estate-construction and real estate-mortgage commercial loans 90 days or more past due, still accruing increased $4.4 million and $7.9 million, respectively, from year-end.  These loans are fully collateralized and in the process of collection and consist primarily of four loan relationships totaling $12.3 million. Loans totaling $5.1 million that had been 90 days or more past due, still accruing were subsequently brought current.  Of these loans, a $2.7 million loan remains classified as nonperforming as it is a TDR.

Other changes to nonperforming loans were nonaccrual loans that increased $914,000 to $27.0 million at September 30, 2011 while TDRs decreased $1.7 million to $42.4 million at September 30, 2011 from year-end 2010. The Company is attempting to work with the nonaccrual borrowers to resolve their issues, but in many cases the Company may have to foreclose on the properties securing the loans and will transfer the collateral to other real estate owned.  The TDR loans consist of loans where the borrower has experienced financial difficulties and the Bank has made concessions to the borrower.  These concessions may include extending the term of the loan, reducing loan payments to interest only, or reducing the interest rate on the loan. The $42.4 million of TDRs at September 30, 2011 were still accruing and none were considered past due greater than 30 days.

Loan impairment is another classification of nonperforming loans.  The Company considers a loan impaired if full principal and interest is not expected to be collected under the contractual terms of the note.  Nonaccrual loans and TDRs, still accruing, are classified as impaired.  Impaired loans at September 30, 2011 totaled $90.3 million, as compared with $80.6 million at December 31, 2010, an increase of 9.7 million.  At September 30, 2011, there were $18.1 million of impaired loans that were still on an accrual basis and not TDRs as compared with $10.3 million at December 31, 2010.  Each impaired loan is individually evaluated for impairment and is carried at the lower of the loan balance or the present value of expected cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan or lease is collateral dependent.  At September 30, 2011, $11.5 million of the allowance for loan and lease losses was allocated to the impaired loans.

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

Index

NORTHERN STATES FINANCIAL CORPORTION

Another component of nonperforming assets is other real estate owned, consisting of assets acquired through or in lieu of foreclosure.  At September 30, 2011, other real estate owned totaled $22.3 million, a decrease of $2.0 million from $24.3 million at December 31, 2010.  The decrease in other real estate owned was due to sales of properties carried at $8.0 million in which the Company recognized a net gain of $12,000 and to write-downs of $2.1 million taken on these properties during the nine months ended September 30, 2011. During the nine months ended September 30, 2011, additions of $8.1 were made to other real estate owned from nonperforming loans.

The Company’s other real estate owned portfolio at September 30, 2011, consisted primarily of 5 plus family buildings and commercial real estate of $9.5 million and $9.4 million, respectively.  Other real estate owned also included $2.7 million of vacant land and $706,000 of single family homes. The Company is actively marketing all of its other real estate owned properties for sale.

At September 30, 2011, the Company has one piece of vacant property carried at $2.0 million as other real estate owned that was acquired by the Bank through the receipt of a deed in lieu of foreclosure in 1987.  The parcel consists of approximately 525,000 square feet of vacant land overlooking Lake Michigan in Waukegan, Illinois.  During 2002 the Bank formed Northern States Community Development Corporation (“NSCDC”), a subsidiary of the Bank.  NSCDC assets consist of cash and this parcel of other real estate owned.  This subsidiary was formed for the purpose of developing and selling this parcel as part of the City of Waukegan’s lakefront development plans.

This property is a former commercial/industrial site and environmental remediation costs may be incurred in disposing of this property.  During the fourth quarter of 2010, the Company had an independent environmental consultant update its opinion as to estimated environmental remediation costs.  This updated report estimated that there were remaining costs of $73,000 to achieve acceptable levels of contaminants for commercial/industrial or restricted residential land use and to prevent migration of contaminants to adjoining off-site properties and Lake Michigan. No determination has yet been made as to the ultimate end use of the property, which would need to be approved by the City of Waukegan as part of its Lakefront Downtown Master Plan. The appraised value of the property supports the Bank’s carrying value plus the estimated remaining environmental remediation costs and costs to sell.  No liability has been recorded for the estimated environmental remediation costs as they are considered liquidation costs.

The fair value of other real estate owned is reviewed by management at least quarterly to help ensure the reasonableness of its carrying value, which is lower of cost or the fair value less estimated selling costs.    If values continue to deteriorate, the Company may have future additional write-downs to its other real estate owned portfolio.

Index

NORTHERN STATES FINANCIAL CORPORTION

NORTHERN STATES FINANCIAL CORPORATION
NONPERFORMING LOANS
($ 000s)

			Troubled Debt
		90 Days or	Restructured	Total Non-	% Non-
Nonperforming loans	Nonaccrual	More Past Due,	Loans,	performing	performing
at September 30, 2011	Loans	Still Accruing	Still Accruing	Loans	Loans

Commercial	$492	$172	$11	$675	0.8%
Real estate-construction	3,577	4,383	3,578	11,538	14.0%
Real estate-mortgage
1-4 family	1,888	299	3,031	5,218	6.3%
Real estate-mortgage
5+ family	3,990	0	0	3,990	4.8%
Real estate-mortgage commercial	15,754	8,177	35,821	59,752	72.3%
Home equity	1,341	126	0	1,467	1.8%
Leases	0	0	0	0	0.0%
Installment	1	15	0	16	0.0%
Total	$27,043	$13,172	$42,441	$82,656	100.0%

			Troubled Debt
		90 Days or	Restructured	Total Non-	% Non-
Nonperforming loans	Nonaccrual	More Past Due,	Loans,	performing	performing
at December 31, 2010	Loans	Still Accruing	Still Accruing	Loans	Loans

Commercial	$0	$513	$223	$736	1.0%
Real estate-construction	4,095	0	2,398	6,493	9.1%
Real estate-mortgage
1-4 family	2,552	130	1,665	4,347	6.1%
Real estate-mortgage
5+ family	8,594	0	0	8,594	12.1%
Real estate-mortgage commercial	9,529	296	39,806	49,631	69.6%
Home equity	1,359	172	0	1,531	2.1%
Leases	0	0	0	0	0.0%
Installment	0	30	0	30	0.0%
Total	$26,129	$1,141	$44,092	$71,362	100.0%

Index

NORTHERN STATES FINANCIAL CORPORTION

TABLE 4

NORTHERN STATES FINANCIAL CORPORATION
OTHER REAL ESTATE OWNED
($ 000's)

	September 30,	December 31,
	2011	2010

Real estate - vacant land	$2,735	$2,209
Real estate - 1-4 family	706	1,695
Real estate - 5+ family	9,544	7,544
Real estate - commercial	9,358	12,878

Total other real estate owned	$22,343	$24,326

	Nine months ended
	September 30,	September 30,
	2011	2010

Balance beginning of the period	$24,326	$19,198
Additions	8,128	10,470
Improvements	0	34
Sales proceeds	(7,998)	(10,496)
Gains (losses) on sales	12	(26)
Write-downs	(2,125)	(2,500)

Balance at end of period	$22,343	$16,680

NONINTEREST INCOME

Noninterest income for the three months ended September 30, 2011 was $1.1 million as compared to $615,000 for the three months ended September 30, 2010, an increase of $488,000.  Noninterest income increased during the third quarter of 2011 as the Company recognized gains of $14,000 from the sale of $461,000 of other real estate owned compared to losses of $426,000 on the sale of $6.4 million in the same quarter of 2010.  Contributing to the increase to noninterest income for the third quarter of 2011 were gains of $135,000 on the sales of $19.6 million of securities. Partially offsetting these increases were declines to service charges on deposits and trust income of $58,000 and $43,000, respectively.  Service fee income on deposit accounts was impacted by decreased overdraft fee income.

For the nine months ended September 30, 2011, the Company’s noninterest income decreased $190,000 to $2.9 million as compared to $3.1 million for the same period last year.  The decrease to noninterest income was partially attributable to lower net gains on the sale of securities of $376,000 as the Company recognized gains of $277,000 on the sale of $19.6 million of securities as compared with gains of $653,000 on the sale of $40.5 million of securities during the same time period of 2010.  Decreases to service fees on deposits of $313,000 for the nine months ended September 30, 2011 as compared to the same period of 2010 contributed to the lower noninterest income as regulations became effective during the third quarter of 2010 limiting charges for overdrafts caused by debit card activities. Offsetting some of these decreases were $496,000 in lower securities impairment write-downs during the nine months ended September 30, 2011 as compared to the same time period in 2010.

Index

NORTHERN STATES FINANCIAL CORPORTION

NONINTEREST EXPENSE

Noninterest expense for the quarter ended September 30, 2011 was $5.3 million, decreasing $116,000 from the same quarter last year.  Noninterest expense was reduced by $279,000 during the third quarter of 2011 due to declines in other real estate owned write-downs as compared with the same quarter of 2010.  Declines to FDIC insurance premiums, intangible asset amortization and audit and other professional fees also contributed to the lower noninterest expense for the quarter.  FDIC insurance expense declined $174,000 due to changes to the FDIC assessment base. Amortization of intangibles expense was $116,000 less as the Company’s intangibles were fully written down by year-end 2010.  Audit and other professional fees were $109,000 less than the same quarter last year.  Partially offsetting these decreases to noninterest expenses during the third quarter of 2011 were increases in other real estate owned expenses of $426,000 as the Company transferred $8.1 million in loans to other real estate owned and expenses were recognized for real estate taxes.  There were also increases to other operating expenses of $132,000 due to increased premiums for general insurance.

For the nine months ended September 30, 2011, the Company had noninterest expense of $16.2 million as compared with $15.7 million for the same nine months of 2010, an increase of $530,000. The increase was attributable to increased loan and collection expense of $662,000 as the Company made payments for back real estate taxes on properties securing the Company’s impaired loans.  Expenses relating to servicing the other real estate owned portfolio also increased $502,000 and other operating expenses increased $283,000 due to expenses relating to the issuance of restricted stock and increases in premiums for general insurance.  Offsetting a portion of these increases were declines to the write-down of other real estate owned of $375,000, amortization of intangibles of $348,000 and FDIC insurance of $173,000.

FEDERAL AND STATE INCOME TAXES

For the three months ended September 30, 2011, the Company had a pretax loss of $1.7 million on which an income tax benefit totaling $697,000 was calculated.  For the first nine months of 2011, the Company had a pretax loss of $5.1 million and an income tax benefit of $2.1 million. During the nine months ended September 30, 2011, the Company booked the calculated tax benefit of $2.1 million as a deferred tax asset.  However, per accounting requirements, the Company increased the deferred tax asset valuation allowance by $2.1 million and, as a result, did not recognize any tax benefit during the three or nine months ending September 30, 2011. In order to take advantage of the tax benefits, the Company must analyze and show positive evidence, such as generating positive taxable income for a number of consecutive reporting periods, that it will more likely than not to be able to use the tax benefit in future periods.  At September 30, 2011, the Company had a net deferred tax asset, exclusive of the deferred tax liability related to the unrealized gain on securities available for sale, of $18.4 million that was offset by a deferred tax asset valuation allowance for the same amount.

For the third quarter of 2010, the Company calculated an income tax benefit totaling $75,000 based on a pretax loss of $143,000.  For the nine months ended September 30, 2010, the Company calculated a tax benefit of $1.1 million based on its pretax loss for the first nine months of 2010 of $2.7 million. This $1.1 million tax benefit for the first nine months of 2010 was booked as a deferred tax asset with a corresponding deferred increase to the deferred tax asset valuation allowance resulting in no recognition of the tax benefit from the pretax loss.  At September 30, 2010, the Company had a deferred tax asset, exclusive of the deferred tax asset related to the unrealized loss on securities available for sale, of $14.5 million, that was offset by a deferred tax asset valuation allowance for the same amount.

Index

NORTHERN STATES FINANCIAL CORPORTION

REGULATORY MATTERS

In November 2009, the Company notified the U.S. Treasury Department (“Treasury”) of its intent to suspend its dividend payments on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”). The suspension of the dividend payments is permissible under the terms of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”), but the dividend is cumulative and failure to pay dividends for six dividend periods triggers board of director appointment rights for the holder of the Series A Preferred Stock. While dividends are being deferred on the preferred stock issued under the TARP Capital Purchase Program, the Company may not pay dividends on its common stock.  In November 2009, the Company also notified the trustee that holds the Company’s junior subordinated debentures relating to its trust preferred securities that the Company would be deferring its regularly scheduled quarterly interest payments. The Company has the right to defer the payment of interest on the junior subordinated debentures at any time, for a period not to exceed 20 consecutive quarters. During the deferral period, the Company may not pay any dividends on its common or preferred stock. Accordingly, the Company may not pay dividends on its common stock for the foreseeable future.   The suspension of preferred dividends and deferral of interest payments on the junior subordinated debentures were per the Board Resolution with the Federal Reserve Bank of Chicago that was then in effect.

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

Because the Consent Order establishes specific capital amounts to be maintained by the Bank, the Bank may not be considered better than “adequately capitalized” for capital adequacy purposes, even if the Bank exceeds the levels of capital set forth in the Consent Order. At September 30, 2011, the Bank exceeded the capital levels established by the FDIC and the IDFPR in the Consent Order.

As an adequately capitalized institution, the Bank may not accept, renew or roll over brokered deposits without prior approval of the FDIC.  Brokered deposits also include deposits with rates of interest that are more than 75 basis points above the rate applicable to the applicable market of the Bank as determined by the FDIC.  The Bank has received designation by the FDIC that the Bank is operating in a high rate area, which allows the Bank to use a local average deposit rates as a basis for setting competitive rates on its deposits.  As of September 30, 2011, 3.4 percent of the Bank’s deposits were brokered deposits consisting of CDARs time deposits which the Bank has received permission from the FDIC to offer.  At September 30, 2011, these brokered CDARS time deposits totaled $14.9 million.

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

Management and the Board of Directors are committed to complying with the terms of the Consent Order, and have already taken, and will continue to take, numerous steps to address these matters.  The Bank will report to the FDIC and the IDFPR quarterly regarding its progress in complying with the provisions included in the Consent Order.  Compliance with the terms of the Consent Order will be an ongoing priority for management of the Bank.   See also Note 9-“Management Plans” to the interim condensed consolidated financial statement included herein.

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

Index

NORTHERN STATES FINANCIAL CORPORTION

Following a compliance examination of the Bank performed by the FDIC, the Board of Directors of the Bank approved and signed a memorandum of understanding (“MOU”) on October 20, 2010 concerning the Bank’s compliance program and deficiencies identified during the examination of the Bank.  As a part of the MOU, the Board has committed to enhance its compliance management system, internal compliance audit program and increase compliance training of the Bank’s staff.

Management believes that the MOU will not have a material impact on the Company’s operating results or financial condition and that, unless the Bank fails to adequately address the concerns of the FDIC, the MOU will not constrain the Company’s business.  Management is committed to resolving the issues addressed in the MOU as promptly as possible, and has already taken and will continue to take numerous steps to address these matters.  Compliance with the terms of the MOU will be an ongoing priority for management of the Company.

On March 17, 2011, the Company and the Federal Reserve Bank of Chicago (“Federal Reserve”) entered into a Written Agreement. Various items required of the Company are described in Note 8-“Consent Order and Written Agreement” in this document in the notes to interim condensed consolidated financial statements.   The Written Agreement supersedes the resolution signed by the Board of Directors at the request of the Federal Reserve dated November 17, 2009.

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

Another approach used by management to analyze interest rate risk is to periodically evaluate or “shock” the Company’s base 12- month projected net interest income by assuming an instantaneous decrease or increase in rates using computer simulation.  Table 5 shows this analysis at September 30, 2011 and December 31, 2010.  The computer simulation model used to do the interest rate shocks and calculate the effect on projected net interest income takes into consideration maturity and repricing schedules of the various assets and liabilities as well as call provisions on the Company’s securities.  Current policy set by the Board of Directors limits exposure to net interest income from interest rate shocks.

TABLE 5

NORTHERN STATES FINANCIAL CORPORATION
EFFECT OF INTEREST SHOCKS ON NET INTEREST INCOME
as of September 30, 2011 and December 31, 2010
($000s)

	Immediate Change in Rates
	-2.00%	-1.00%		+1.00%	+2.00%

September 30, 2011:
Dollar Change from Base Forecast	$(278)	$	(10)	$(104)	$(144)
Percent Change from Base Forecast	-1.51%		-0.06%	-0.57%	-0.78%

December 31, 2010:
Dollar Change from Base Forecast	$(2,244)		$(747)	$301	$606
Percent Change from Base Forecast	-12.31%		-4.10%	1.65%	3.32%

At September 30, 2011, the base forecasted 12-month net interest income decreases $144,000 when rates are shocked upwards 2% while net interest income decreases $278,000 for a 2% downwards rate shock.  Differences between the rate shocks at September 30, 2011 and December 31, 2010 partially resulted from refinements to our assumptions based on current economic conditions that were inputted into the computer simulation model at September 30, 2011.

The Company can manage interest rate risk by selling existing assets, repaying certain liabilities or matching repricing periods for new assets and liabilities.  Financial institutions are subject to prepayment risk in a falling rate environment.  For example, a debtor may prepay financial assets in order to refinance obligations at new, lower rates.  The Company attempts to mitigate this risk by having prepayment penalties on fixed rate loans.  The Company also seeks to mitigate the effect on net interest income from variable rate loans by placing floors whenever possible.  In a rising rate environment financial institutions are subject to early redemption of time deposits.  The Company attempts to mitigate this risk by having prepayment penalties on early redemptions.

Index

NORTHERN STATES FINANCIAL CORPORTION

Based on the August 2011 monetary policy announcement of the Federal Reserve, it is anticipated that rates will remain at historic lows until mid-2013.

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s management has evaluated, with the participation of the President and Chief Executive Officer, and Vice President and Chief Financial Officer, the Company’s disclosure controls and procedures (as such term is defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on that evaluation, the President and Chief Executive Officer, and Vice President and Chief Financial Officer have concluded that these controls and procedures were effective as of such date.  There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a – 15(f) under the Securities Exchange Act of 1934) that occurred during the third quarter of 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Exhibit 15.1 Acknowledgement of Independent Registered Public Accounting Firm.

Exhibit 31.1 Section 302 Certification of President and Chief Executive Officer.

Exhibit 31.2 Section 302 Certification of Vice President and Chief Financial Officer.

Exhibit 32.1 Section 906 Certification.

Exhibit 101.1  The following financial statements from the Northern States Financial Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of cash flows, (iv) condensed consolidated statements of stockholders’ equity, and (v) the notes to condensed consolidated financial statements.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files submitted under Exhibit 101.1 are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section.  Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Index

NORTHERN STATES FINANCIAL CORPORATION
FORM 10-Q
September 30, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN STATES FINANCIAL CORPORATION
(Registrant)

Date	November 3, 2011	By:	/s/ Scott Yelvington
Scott Yelvington
President and Chief Executive Officer

Date	November 3, 2011	By:	/s/ Steven Neudecker
Steven Neudecker
Vice President and Chief Executive Officer

Index

NORTHERN STATES FINANCIAL CORPORATION
FORM 10-Q
September 30, 2011

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

Exhibit 15.1 Acknowledgement of Independent Registered Public Accounting Firm.

Exhibit 31.1 Section 302 Certification of President and Chief Executive Officer.

Exhibit 31.2 Section 302 Certification of Vice President and Chief Financial Officer.

Exhibit 32.1 Section 906 Certification.

Exhibit 101.1  The following financial statements from the Northern States Financial Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of cash flows, (iv) condensed consolidated statements of stockholders’ equity, and (v) the notes to condensed consolidated financial statements.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files submitted under Exhibit 101.1 are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section.  Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.