Form 10-K
period 2011-12-31
NORTHERN STATES FINANCIAL CORP /DE/
filed 2012-02-29
CIK 744485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______
_____________________________________

Commission File Number 000 - 19300

NORTHERN STATES FINANCIAL CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State of incorporation)	36-3449727 (I.R.S. Employer Identification No.)

1601 North Lewis Avenue
Waukegan, Illinois 60085
(847) 244-6000
(Address, including zip code, and telephone number, including area code, of principal executive office)

Securities registered pursuant to Section 12(b) of the Act

Common Stock $.40 par value	None
(Title of each class)	(Name of each exchange
on which registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act.
YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act. YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “accelerated filer”, “large accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Nonaccelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant is $3,213,222, as of June 30, 2011, based on the last sale price of the Registrant’s common stock on June 30, 2011 of $1.14 per share. Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are “affiliates”.

As of February 23, 2012, 4,277,755 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

A portion of Part III is incorporated by reference from the Registrant’s Proxy Statement for its 2012 Annual Meeting of Stockholders to be held on May 17, 2012.

2

PART I

Item 1. Business

Cautionary Note About Forward-Looking Statements. Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. Northern States Financial Corporation (the “Company”) cautions readers of this report that a number of important factors could cause the Company's actual results subsequent to December 31, 2011 to differ materially from those expressed in forward-looking statements contained in this report. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "plan," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future unless required to do so under the federal securities laws. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company and its subsidiaries include, but are not limited to: the potential for further deterioration in the credit quality of the Company's loan and lease portfolios, which may require further increases in its allowance for loan losses; further deterioration in the value of the Company’s other real estate owned; general economic conditions and the economic health of the local real estate market; uncertainty regarding the Company's ability to ultimately recover on loan pools currently on nonaccrual status; the Company’s ability to comply with the provisions of any regulatory enforcement actions, including the Consent Order and the Written Agreement; deterioration of securities investments causing them to be other than temporarily impaired; unanticipated changes in interest rates; legislative/regulatory changes, including the implementation of the Dodd-Frank Act; monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the Company's investment portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company's market area; the soundness of other financial institutions; the recent downgrade of the credit rating of the U.S. government by Standard and Poor’s; adverse effects on our operational systems resulting from failures, human error or security breach; and changes in accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating any forward-looking statements.

THE COMPANY

Overview

The Company is a bank holding company organized in 1984 under the laws of the state of Delaware, for the purpose of becoming the parent bank holding company of the Bank of Waukegan. In 1991, the Company acquired First Federal Bank, fsb (“First Federal” or the “Thrift”). In 1998 the Thrift was merged with and into the Bank of Waukegan. On January 5, 2004, Northern States Financial Corporation acquired First State Bank of Round Lake (“First State Bank”). On November 10, 2005 First State Bank was merged with and into the Bank of Waukegan and the name of the merged entity was changed to NorStates Bank (the “Bank”). During 2008, the Company formed the subsidiary NorProperties, Inc. for the purpose of managing and disposing of the Company’s nonperforming assets.

The Company is registered under the Bank Holding Company Act of 1956, as amended, and owns all the outstanding stock of the Bank. At December 31, 2011, the Company had 298 registered stockholders of record, 4,277,755 shares of Common Stock outstanding, and total consolidated assets of approximately $463 million. Aside from the stock of the Bank, stock of NorProperties, Inc. and cash, the Company has no other substantial assets.

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

The principal business of the Company, operating through the Bank, consists of traditional retail and commercial banking activities, including attracting deposits and securities sold under repurchase agreements from the general public, making commercial loans, loans secured by residential and commercial real estate, consumer loans, and operating mortgage banking and trust businesses.

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are currently made available free of charge via the Company’s internet website (www.nsfc.net) as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the “Commission”).

Subsidiary Operations

NorStates Bank and its predecessor was chartered as a state bank in 1962 and is located in Waukegan, Illinois. Waukegan is located approximately 37 miles north of Chicago, Illinois and has a population of approximately 90,000. At December 31, 2011, NorStates Bank had total assets of approximately $463 million, loans and leases of approximately $323 million, deposits of approximately $398 million and stockholder’s equity of approximately $41 million. The Bank has a total of eight offices with three branch offices located in Waukegan, one office located in Antioch, Illinois, one office located in Gurnee, Illinois, one office located in Winthrop Harbor, Illinois, one office in Round Lake Beach, Illinois and one office in Round Lake, Illinois.

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

Commercial and consumer loans are made to corporations, partnerships and individuals, primarily on a secured basis. Commercial lending focuses on businesses, construction, inventory and real estate. The Bank also makes loans to consumers and commercial customers and originates and services commercial and residential mortgages.

The Bank’s Trust Department acts as executor, administrator, trustee, conservator, guardian, custodian and agent and also offers investment services. At December 31, 2011, the Trust Department had assets under management or custodial arrangements of approximately $119 million. Its office is located at the Bank’s branch office at 3233 Grand Avenue, Waukegan, Illinois.

During 2002 the Bank formed Northern States Community Development Corporation (“NSCDC”), a wholly-owned subsidiary of the Bank. NSCDC’s assets consist of cash and of other real estate owned. This subsidiary was formed for the purpose of developing and selling a parcel of other real estate owned as part of the City of Waukegan’s lakefront development plans. At December 31, 2011, assets of NSCDC totaled $1.9 million, which includes cash of $22,000, and the property with a carrying value of $1,901,000, and are consolidated into NorStates Bank’s financial statements.

During 2008, the Company formed NorProperties, Inc. (“NorProp”), a wholly-owned subsidiary of the Company. This subsidiary was formed for the purpose of managing and disposing of nonperforming assets of the Company. At December 31, 2011, assets of NorProp totaled $25,000, which consisted of cash. These assets are consolidated into the Company’s financial statements.

COMPANY OPERATING STRATEGY

Corporate policy, strategy and goals are established by the Board of Directors of the Company. Pursuant to the Company’s philosophy and applicable laws and regulations, the Company also establishes operational and administrative policies for the Bank. Within this framework, the Bank focuses on providing personalized services and quality products to customers to meet the needs of the communities in which it operates, protect capital and liquidity, and work through problem credits.

As part of its community banking approach, the Company encourages the officers of the Bank to actively participate in community organizations. In addition, within credit and rate of return parameters, the Company attempts to ensure that the Bank meets the credit needs of the community and invests in local municipal securities.

Lending Activities

General - The Bank provides a wide range of commercial and retail lending services to corporations, partnerships and individuals, including, but not limited to, commercial business loans, commercial and residential real estate construction and mortgage loans, consumer loans, revolving lines of credit and letters of credit. The mortgage banking area originates residential mortgage loans primarily on behalf of other financial institutions that fund and own the loans.

The Bank markets its services to qualified borrowers in both the commercial and consumer sectors. The Bank’s commercial lending officers solicit the business of new companies entering the surrounding market as well as long-standing members of the business community. Through personalized, professional service and competitive pricing, the Bank has historically been successful in attracting new commercial lending customers.

Commercial Loans - The Bank seeks new commercial loans in its market area. The Bank’s lending areas of emphasis include, but are not limited to, loans to manufacturers, building contractors, developers, business services companies and retailers. The Bank provides a wide range of commercial business loans, including lines of credit for working capital purposes and term loans for the acquisition of equipment and other purposes. Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate. Terms of commercial business loans generally range from one to five years. The primary repayment risk for commercial loans is the failure of the business due to economic or financial factors. In most cases, the Bank collateralizes these loans and/or takes personal guarantees to help ensure repayment.

Mortgage Banking - From 1991 until 1998, the Bank funded conforming long-term residential mortgage loans and sold them in the secondary market with servicing retained. Since 1998, the Bank’s mortgage banking operation originates most residential mortgage loans for a fee on behalf of other financial institutions that fund and own the loans. The Bank does not retain servicing on these originated mortgage loans. The Bank had a portfolio of serviced mortgages of approximately $902,000 at December 31, 2011.

Consumer Lending - The Bank’s consumer lending department provides all types of consumer loans, primarily home improvement, home equity and auto loans.

Deposit Activities

The Bank offers a wide range of deposit products to individuals, businesses and governmental entities.  These include demand, savings, money market, time deposits, securities sold under repurchase agreements and individual retirement accounts.

Trust Activities

The Bank’s trust and investment services department has been providing trust services to the community for over 25 years. As of December 31, 2011, the Bank had approximately $119 million of trust assets under management and provides a full complement of trust services for individuals and corporations.

The trust department’s focus is in two major areas: (i) investment management for individuals and (ii) administration and investment services for employee benefit plans.

COMPETITION

The Company and the Bank encounter significant competition in all of their activities. The Chicago metropolitan area and suburban Lake County have a high density of financial institutions, many of which are significantly larger and have substantially greater financial resources than the Company and the Bank. Continuing reduction in the effective restrictions on interstate operations of financial institutions has also increased competition. In Lake County, Illinois there are 43 commercial banks and savings institutions with 244 offices. The Company and the Bank are subject to intense competition from various financial institutions, including state and national banks, state and federal savings associations, credit unions, certain non-banking consumer lenders, and other companies or firms, including brokerage firms and mortgage brokers that provide similar services in northeastern Illinois. The Bank also competes with Internet-based financial institutions, money market funds and insurance companies.

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

EMPLOYEES

The Company and its subsidiaries employed 125 full-time equivalent employees as of December 31, 2011. None of the Company’s employees are represented by any collective bargaining group. The Company offers a variety of employee benefits and management considers its employee relations to be good.

GOVERNMENTAL MONETARY POLICY AND ECONOMIC CONDITIONS

The earnings and growth of the Company are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government and its agencies. In particular, the Federal Reserve Board regulates monetary policy and interest rates in order to influence general economic conditions, primarily through open-market operations in U.S. government securities, varying the discount rate on bank borrowings, and setting reserve requirements against bank deposits.

These policies have a significant influence on overall growth and distribution of the Company’s loans, investments and deposits, and affect interest rates charged on loans and earned on investments or paid for deposits. The monetary policies of the Federal Reserve Board are expected to continue to substantially affect the operating results of the Bank. The general effect of such policies upon the future business, financial condition and earnings of the Company and the Bank cannot accurately be predicted.

SUPERVISION AND REGULATION

General

Financial institutions and their holding companies are extensively regulated under federal and state laws. As a result, the business, financial condition and prospects of the Company and the Bank can be materially affected not only by management decisions and general economic conditions, but also by applicable statutes and regulations and other regulatory pronouncements and policies promulgated by regulatory agencies with jurisdiction over the Company and the Bank, such as the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the Federal Deposit Insurance Corporation (“FDIC”) and the Illinois Department of Financial and Professional Regulation (“IDFPR”). Such statutes, regulations and other pronouncements and policies are primarily intended to protect depositors and the FDIC’s Deposit Insurance Fund (“DIF”), rather than stockholders of banks and bank holding companies. As a company with securities registered under Section 12 of the Securities Exchange Act of 1934 (the “1934 Act”), the Company is also subject to the regulations of the Securities and Exchange Commission (the “SEC”) and the periodic reporting, proxy solicitation and other requirements under the 1934 Act.

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

Recent Developments

Dodd-Frank Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act will result in dramatic changes across the financial regulatory system, some of which became effective immediately and some of which will not become effective until various future dates. Implementation of the Dodd-Frank Act requires many new rules to be issued by various federal regulatory agencies over the next several years. There will be a significant amount of uncertainty regarding the overall impact of this new law on the financial services industry until final rulemaking is complete. The ultimate impact of this law could have a material adverse impact either on the financial services industry as a whole or on, the Company’s business, results of operations and financial condition. The Dodd-Frank Act includes provisions addressing capital requirements, deposit insurance assessments, corporate governance and permissible bank activities. In particular, the Dodd-Frank Act includes provisions that, among other things:

•
Direct the federal bank regulatory agencies to review and propose new capital requirements applicable to banking institutions (such new capital standards applicable to the Bank have not yet been established by the regulatory agencies).

•
Centralized responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau (the “Bureau”), responsible for implementing, examining, and enforcing compliance with federal consumer financial laws.

•
Created the Financial Stability Oversight Council that will recommend to the Federal Reserve Board increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity.

•
Included mortgage reform provisions regarding a customer’s ability to repay, restricting variable-rate lending by requiring that the ability to repay variable-rate loans be determined by using the maximum rate that will apply during the first five years of a variable-rate loan term and making more loans subject to restrictions applicable to higher cost loans and new disclosures. In addition, certain compensation for mortgage brokers based on certain loan terms has been prohibited (e.g. compensation based on yield spread premiums).

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

•
Changed the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the DIF, and increase the floor on the size of the DIF, which generally will require an increase in the level of assessments for institutions with assets of $10 billion or more.

•
Made permanent the $250,000 limit for federal deposit insurance and provided unlimited federal deposit insurance through December 31, 2012 for noninterest-bearing demand transaction accounts at all insured depository institutions.

•
Implemented corporate governance revisions, including with regard to executive compensation, say on pay votes, proxy access by shareholders and clawback policies which apply to all public companies, not just financial institutions.

•	Repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transactions and other accounts.

•
Amended the Electronic Fund Transfer Act (“EFTA”) to, among other things, give the Federal Reserve Board the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion. The Federal Reserve Board recently promulgated rules essentially capping such debit card fees at approximately $0.24 per average debit transaction, representing a significant decrease from the average debit fee previously charged and received by such institutions.

•
Eliminated the OTS and made the OCC, which is currently the primary federal regulator for national banks, the primary federal regulator for federal thrifts.  In addition, the Federal Reserve Board now supervises and regulates all savings and loan holding companies in place of the OTS and the FDIC has assumed the supervisory powers that the OTS previously exercised over state savings associations.

•	Limit the hedging activities and private equity investments that may be made by various financial institutions.

As noted above, the Dodd-Frank Act requires that the federal regulatory agencies draft many new regulations which will implement the foregoing provisions as well as other provisions contained in the Dodd-Frank Act, the ultimate impact of which will not be known for some time.

Bank Holding Company Regulation

The Company is a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and subject to supervision and regulation by the Federal Reserve Board. The Bank is an Illinois state-chartered bank subject to supervision and regulation by the IDFPR and the FDIC. Under the BHC Act and the Federal Reserve Board’s regulations, a bank holding company, as well as its banking subsidiaries, is prohibited from engaging in certain tie-in arrangements in connection with an extension of credit or a lease or sale of property, furnishings or services. Accordingly, a bank may not condition a customer’s purchase of one service on the purchase of another service offered by the bank or its holding company or other affiliates, except with respect to traditional banking products. The BHC Act also requires prior Federal Reserve Board approval for, among other things, a bank holding company’s acquisition of direct or indirect control of more than 5% of the voting shares, substantially all of the assets of any bank or for a merger or consolidation of a bank holding company with another bank holding company.

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

The Gramm Leach Bliley Act (the “GLB Act”) permits qualifying holding companies, called “financial holding companies,” to engage in, or to affiliate with companies engaged in, a full range of financial activities including banking, certain insurance activities (including insurance underwriting and portfolio investing), securities activities and merchant banking activities. A bank holding company’s subsidiary banks must be “well capitalized” and “well managed” and have at least a “satisfactory” Community Reinvestment Act (the “CRA”) rating for the bank holding company to elect, and maintain, status as a financial holding company. The Company is not currently a financial holding company.

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

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Act”) permits a bank holding company that is adequately capitalized and managed to acquire, with certain limitations and approval, a bank located in a state other than the bank holding company’s home state. The Interstate Act, as amended by the Dodd-Frank Act, also now permits a bank, with the approval of the appropriate Federal and state bank regulatory agencies, to establish a de novo branch in a state other than the bank’s home state if the law of the state in which the branch is to be located would permit establishment of the branch, if the out of state bank were a state bank chartered by such state. In addition, banks having different home states may, under certain circumstances, with approval of the appropriate Federal and state bank regulatory agencies, merge across state lines.

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

The Federal Reserve Board issued updated guidance in 2009 regarding a bank holding company’s ability to pay dividends and engage in stock repurchases. Specifically, the updated guidance provides that, as a general matter, a bank holding company should consult with its applicable Federal Reserve Bank and eliminate, defer, or severely limit the payment of dividends if (i) the bank holding company’s net income over the prior four quarters is not sufficient to fully fund the dividends; (ii) the bank holding company’s prospective rate of earnings retention is not consistent with the bank holding company’s capital needs and overall current and prospective financial condition; and (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. Moreover, a bank holding company should inform the applicable Federal Reserve Bank reasonably in advance of declaring or paying a dividend that exceeds earnings for the relevant period for which the dividend is being paid or that could result in a material adverse change to the organization’s capital structure. Similarly, a bank holding company should apprise the applicable Federal Reserve Bank reasonably in advance of declaring any material increase in its common stock dividend to ensure that it does not raise safety and soundness concerns. The Federal Reserve Board may find that the bank holding company is operating in an unsafe and unsound manner if the bank holding company does not comply with the Federal Reserve Board’s dividend policy and may use its enforcement powers to limit or prohibit the payment of dividends by bank holding companies.

In addition, the Company participated in the U.S. Department of the Treasury’s (“Treasury”) Capital Purchase Program (“CPP”) under its Troubled Asset Relief Program (“TARP”), as described more fully below, which subjects the Company to additional restrictions on dividends.  Specifically, as long as any Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”) is owned by the Treasury, no dividends may be declared or paid on the Company’s common stock unless dividends on the preferred stock have been paid in full (the Company has not paid dividends on its Series A Preferred Stock since November 2009).  Also, Treasury’s consent is required for any increase in the per share dividends on the Company’s common stock above $0.40 per share until the third anniversary of the date of Treasury’s investment, and Treasury’s approval will be required for an increase of more than 3% in dividends after the third anniversary and until the tenth anniversary of the issuance of the Series A Preferred Stock (unless prior to such dates, the preferred stock is redeemed in whole or the Treasury has transferred all of its shares to third parties).  After the tenth anniversary, the Company will not be allowed to pay dividends if the Treasury still owns the Series A Preferred Stock.

 The Company’s participation in the TARP CPP also requires it to obtain the prior approval of the Treasury prior to repurchasing shares of its common stock or other capital stock which ranks junior to the Series A Preferred Stock, except that the Company is permitted to redeem or repurchase equity or trust preferred securities under certain circumstances, including to offset dilution related to employee benefit plans in a manner consistent with past practice or pursuant to certain agreements pre-dating participation in the TARP CPP.  The requirement to obtain Treasury approval will be in effect until such time as the Company has repurchased all of the shares of Series A Preferred Stock previously issued to the Treasury.  After the tenth anniversary of the issuance of Series A Preferred Stock to the Treasury, the Company will not be allowed to repurchase equity or trust preferred securities if the Treasury still owns the preferred stock.

Delaware law also places certain limitations on the ability of the Company to pay dividends. For example, if the capital of the holding company has been diminished to an amount less than the aggregate amount of capital represented by the issued and outstanding stock, a dividend shall not be paid until the deficiency in capital is repaired.

The Company in the past has paid semi-annual cash dividends in June and December to its common stockholders. Following a review of the Company by the Federal Reserve Bank of Chicago (the “Federal Reserve Bank”), the Board of Directors of the Company adopted a Board Resolution dated November 17, 2009 (the “Board Resolution”) whereby the Company agreed to obtain the written approval of the Federal Reserve Bank prior to: (1) paying dividends to its common or preferred stockholders; (2) increasing holding company debt or subordinated debentures issued in conjunction with trust preferred securities obligations; and (3) paying interest on its existing subordinated debentures.

In November 2009, the Company notified the Treasury of its intent to suspend its dividend payments on the Series A Preferred Stock.  The suspension of the dividend has continued through December 31, 2011.  At December 31, 2011, the accumulated dividends payable to the Treasury totaled $2.2 million which includes compounding on unpaid dividends at 5.00 percent.  The suspension of dividend payments is permissible under the terms of the TARP CPP, but the dividend is a cumulative dividend and failure to pay dividends for six dividend periods gives the holder of the Series A Preferred Stock, currently the Treasury, the contractual right to appoint two (2) directors to the Company’s Board of Directors.  At December 31, 2011, the Company had suspended nine dividend payments; however, the Treasury has not yet exercised its director appointment rights.  In January 2011, the Company agreed to allow a Treasury representative to attend its Board of Directors meetings as an observer. It is anticipated that this Treasury representative will continue to attend the Company’s board meetings as an observer in 2012.

On March 17, 2011, the Company and the Federal Reserve Bank entered into a Written Agreement.  The Written Agreement supersedes the resolution signed by the Board of Directors at the request of the Federal Reserve Bank dated November 17, 2009.  The Written Agreement maintains the requirements that the Company obtain the written approval of the Federal Reserve Bank prior to: (1) paying dividends to its common or preferred stockholders; (2) increasing holding company debt or subordinated debentures issued in conjunction with trust preferred securities obligations; and (3) paying interest on its existing subordinated debentures.

On account of the November 2009 Board Resolution, the Company notified the trustee that holds the Company’s junior subordinated debentures relating to its trust preferred securities that the Company would be deferring its regularly scheduled quarterly interest payments. The Company has the right to defer the payment of interest on the junior subordinated debentures at any time, for a period not to exceed 20 consecutive quarters. During the deferral period, the Company may not pay any dividends on its common or preferred stock. Accordingly, the Company does not anticipate paying dividends on its common stock for the foreseeable future.

In addition, pursuant to the terms of the Consent Order entered into by the Bank, the FDIC and the IDFPR discussed below, the Bank cannot pay dividends to the Company without the written approval of the FDIC and the IDFPR. Distributions from the Bank serve as the sole source of dividends that may be paid by the Company.

Under Federal Reserve Board capital guidelines, bank holding companies are required to maintain a minimum Total Risk-Based Capital Ratio of 8%, of which at least 4% must be in the form of Tier 1 Capital. The minimum Leverage Ratio is 3% for strong bank holding companies (those rated a composite “1” under the Federal Reserve Board’s rating system) and 4% for all other bank holding companies. The Federal Reserve Board guidelines provide that banking organizations experiencing internal growth or completing acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels. As of December 31, 2011, the Company had a Total Risk-Based Capital Ratio of 13.10%, of which 11.64% was in the form of Tier 1 Capital, and a Leverage Ratio of 7.53%.

Bank Regulation

As noted above, as an Illinois chartered, non-member bank, the Bank is regulated by the FDIC and the IDFPR. These agencies have general supervisory and regulatory authority over the Bank.

Capital Requirements

The FDIC, in conjunction with the other federal bank regulators, has adopted risk-based capital guidelines for state chartered, non-member banks. Under current FDIC regulations, a bank is adequately capitalized if its minimum ratio of qualifying total capital to risk-weighted assets, including certain off-balance sheet items (the “Total Risk-Based Capital Ratio”), is 8%, the minimum ratio of that portion of total capital that is composed of items such as common stock, related additional paid-in capital, retained earnings, certain types of perpetual preferred stock and certain minority interests, less certain intangibles and other assets, including goodwill (“Tier 1 Capital”), to risk-weighted assets (the “Tier 1 Risk-Based Capital Ratio”) is 4% and Tier 1 capital divided by adjusted average assets (“Leverage Ratio”) is 4%. Tier 1 Capital must comprise at least 50% of the total capital base of a bank; however, the federal regulatory agencies have stated that in general they expect Tier 1 capital to be well in excess of the 50% threshold. The balance of total capital may consist of items such as other preferred stock, certain other instruments, and limited amounts of subordinated debt and the institution’s loan and lease loss allowance. As of December 31, 2011, the Bank had a Total Risk-Based Capital Ratio of 13.86%, a Tier 1 Risk-Based Capital Ratio of 12.55% and a Leverage Ratio of 8.20%.

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

Federal and state statutes and regulations provide financial institution regulatory agencies with great flexibility to undertake enforcement action against financial institutions, holding companies, or persons regarded as “institution affiliated parties” that fail to comply with regulatory requirements, violate certain laws or regulations or for various other reasons. Institution affiliated parties include controlling shareholders, directors, officers, employees, agents of financial institutions and independent contractors, such as lawyers and accountants, who participate in the conduct of the financial institution’s affairs. Possible enforcement actions include the imposition of a capital plan and capital directive, civil money penalties, consent orders, cease-and-desist orders, conservatorship, receivership or deposit insurance termination.

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

On April 16, 2010, the Bank then entered into a Consent Order with the FDIC and the IDFPR, pursuant to which the Bank agreed, among other things, to: (1) maintain a Leverage Ratio of at least 8% and a Total Risk-Based Capital Ratio of at least 12%, (2) prohibit the extension of additional credit to any existing borrower with an outstanding classified loan or a loan that has been previously charged-off unless the Board of Directors or a committee thereof determines the loan to be in the best interests of the Bank, (3) adopt written action plans to reduce the Bank’s level of classified assets and delinquent loans and to reduce concentrations of credit identified by the examiners, (4) prohibit dividend payments and (5) adopt a profit plan, a capital contingency plan and a liquidity plan. Because the Consent Order establishes specific capital amounts to be maintained by the Bank, the Bank will not be considered better than “adequately capitalized” for capital adequacy purposes, even if the Bank exceeds the levels of capital set forth in the Consent Order.

Following a compliance examination of the Bank performed by the FDIC, the Board of Directors of the Bank approved and signed a separate MOU on October 20, 2010 concerning the Bank’s compliance program and deficiencies identified during the examination of the Bank.  As a part of this MOU, the Board committed to enhance its compliance management system, internal compliance audit program and increase compliance training of the Bank’s staff. On December 29, 2011, the FDIC terminated the MOU because the Bank improved its compliance management system.

The Bank continues to dedicate significant resources to effectively identify, monitor, and manage problem assets and reduce real estate loan concentrations. In view of these matters, the Bank’s ability to improve its financial condition is dependent upon the success of management’s plans to address concerns raised by the bank regulators regarding profitability and asset quality. Management believes they are taking appropriate steps aimed at returning the Bank to profitability and improving asset quality. Management’s success will ultimately be determined by the implementation of its plans, as well as factors beyond its control, such as the economy and the local real estate market.

Deposit Insurance; Assessments

Under the Dodd-Frank Act each account owner’s interest bearing deposits are insured up to $250,000 by the FDIC and noninterest bearing transaction deposits have unlimited coverage through December 31, 2012.

In addition, the FDIC previously adopted the Temporary Liquidity Guarantee Program which included the Debt Guarantee Program (“DGP”), under which the FDIC guarantees certain senior unsecured debt issued by FDIC-insured institutions and their holding companies. Under the DGP, upon a default by an issuer of FDIC-guaranteed debt, the FDIC will continue to make scheduled principal and interest payments on the debt. The unsecured debt must have been issued on or after October 14, 2008 and not later than October 31, 2009, and the guarantee is effective through the earlier of the maturity date (or mandatory conversion date) or December 31, 2012, although the debt may have a maturity date beyond December 31, 2012. The Bank did not issue any guaranteed debt under the DGP.

The Bank’s deposits are insured up to the applicable limits under the DIF. The DIF is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund. The FDIC maintains the DIF by assessing depository institutions an insurance premium. Pursuant to the Dodd-Frank Act, the FDIC was required to set a minimum DIF reserve ratio of 1.35% of estimated insured deposits to be achieved by September 30, 2020. The Dodd-Frank Act also eliminated the 1.50% ceiling on the reserve ratio and provides that the FDIC is no longer required to refund amounts in the DIF that exceed 1.50% of insured deposits. Pursuant to the Dodd-Frank Act, the FDIC recently issued a rule setting a designated reserve ratio at 2.0% of insured deposits. Also, as required by the Dodd-Frank Act, the FDIC will now calculate an institution’s assessment level based on its total average consolidated assets during the assessment period less average tangible equity (i.e., Tier 1 capital) as opposed to an institution’s deposit level which was the previous basis for calculating insurance assessments.

Under the FDIC’s risk-based assessment system, insured institutions are required to pay deposit insurance premiums based on the risk that each institution poses to the DIF. Consistent with previous regulatory guidance, under the Dodd-Frank Act, an institution’s risk to the DIF is measured by its regulatory capital levels, supervisory evaluations and certain other factors. To determine an institution’s assessment rate, the FDIC places each insured depository institution into a risk category. An institution’s assessment rate depends upon the risk category to which it is assigned. The assessment rate is then applied to the institution’s total average consolidated assets during the assessment period less average tangible equity to determine the amount of the assessment.

The FDIC assessment rates range from approximately 5 basis points to 35 basis points (depending on applicable adjustments for unsecured debt and brokered deposits) until such time as the FDIC’s reserve ratio equals 1.15%. Once the FDIC’s reserve ratio reaches 1.15% and the reserve ratio for the immediately prior assessment period is less than 2.0%, the applicable assessment rates may range from 3 basis points to 30 basis points (subject to applicable adjustments for unsecured debt and brokered deposits). If the prior assessment period is equal to or greater than 2.0% and less than 2.5%, the assessment rates may range from 2 basis points to 28 basis points and if the prior assessment period is greater than 2.5%, the assessment rates may range from 1 basis point to 25 basis points.

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

In addition to its insurance assessment, each insured financial institution is subject to quarterly debt service assessments (“FICO assessments”) in connection with bonds issued by a government corporation that financed the federal savings and loan bailout of the 1980s. During 2011, the Bank’s FICO assessment totaled $38,000. These assessments will continue until the FICO bonds are repaid between 2017 and 2019.

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

Reserve Requirement

As an insured depository institution, the Bank is subject to Federal Reserve Board regulations requiring depository institutions to maintain reserves against a specified percentage of transaction accounts (primarily NOW and regular checking accounts). Reserves are maintained in the form of vault cash or deposits with the Federal Reserve Bank. The first $11.5 million of transaction accounts (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Federal Reserve Board regulations generally require 3% reserves on the next $59.5 million of transaction accounts. For transaction accounts totaling over $71 million, Federal Reserve Board regulations require reserves of $1,785,000 plus 10% of the amount in excess of $71 million. The Bank is in compliance with the foregoing requirements.

Transactions with Affiliates

Transactions between a state chartered bank and its “affiliates” are subject to quantitative and qualitative restrictions under Sections 23A and 23B of the Federal Reserve Act and the implementing regulations contained in Regulation W. Affiliates of a bank include, among other entities, the bank’s holding company and companies that are under common control with the bank. In general, these restrictions limit the amount of the transactions between a bank and its affiliates, as well as the aggregate amount of transactions between a bank and all of its affiliates, impose collateral requirements in some cases and require transactions with affiliates to be on the same terms comparable to those with unaffiliated entities.

The Dodd-Frank Act also included specific changes to the law related to the definition of “covered transaction” in Sections 23A and 23B and limitations on asset purchases from insiders. With respect to the definition of “covered transaction,” the Dodd-Frank Act now defines that term to include the acceptance of debt obligations issued by an affiliate as collateral for an institution’s loan or extension of credit to another person or company. In addition, a “derivative transaction” with an affiliate is now deemed to be a “covered transaction” to the extent that such a transaction causes an institution or its subsidiary to have a credit exposure to the affiliate. A separate provision of the Dodd-Frank Act states that an insured depository institution may not “purchase an asset from, or sell an asset to” a bank insider (or their related interests) unless (1) the transaction is conducted on market terms between the parties, and (2) if the proposed transaction represents more than 10 percent of the capital stock and surplus of the insured institution, it has been approved in advance by a majority of the institution’s non-interested directors.

Bank Secrecy Act and PATRIOT Act

Under the Bank Secrecy Act (“BSA”), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report cash transactions involving more than $10,000 to the United States Treasury. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect involve illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose.

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “PATRIOT Act”), which amended the BSA, contains anti-money laundering and financial transparency laws, enhanced information collection tools and enforcement mechanisms for the U.S. government. The PATRIOT Act provisions include the following: standards for verifying customer identity when opening accounts; rules to promote cooperation among financial institutions, regulators and law enforcement; and due diligence requirements for financial institutions that administer, maintain or manage certain bank accounts. The Bank is subject to BSA and PATRIOT Act requirements.

Community Reinvestment Act

Under the Community Reinvestment Act (“CRA”), a financial institution has a continuing and affirmative obligation, consistent with the safe and sound operation of such institution, to serve the “convenience and needs” of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires each federal banking agency, in connection with its examination of a financial institution, to assess and assign one of four ratings to the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution, including applications for charters, branches and other deposit facilities, relocations, mergers, consolidations and acquisitions of assets or assumptions of liabilities. The CRA also requires that all institutions make public disclosure of their CRA ratings. The Bank received a “satisfactory” rating on its most recent CRA examination in June 2010.

In addition to the above, the Bank is subject to many state and federal statutes and regulations that are designed to protect consumers, including the Equal Credit Opportunity Act (Regulation B), the Fair Housing Act, the Truth in Lending Act (Regulation Z), the Truth in Savings Act (Regulation DD), the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act (Regulation C) and the Fair and Accurate Credit Transactions Act. Among other things, these statutes and regulations:

•	require lenders to disclose credit terms in meaningful and consistent ways;

•	prohibit discrimination against an applicant in any consumer or business credit transaction;

•	prohibit discrimination in housing-related lending activities;

•	require certain lenders to collect and report applicant and borrower data regarding loans for home purchases or improvement projects;

•	require lenders to provide borrowers with information regarding the nature and cost of real estate settlements;

•	prohibit certain lending practices and limit escrow account amounts with respect to real estate transactions;

•	require financial institutions to implement identity theft prevention programs and measures to protect the confidentiality of consumer financial information; and

•	prescribe possible penalties for violations of the requirements of consumer protection statutes and regulations.

As noted above, the new Bureau will now have authority for amending existing federal consumer compliance regulations and implementing new such regulations. In addition, the Bureau will have the power to examine the compliance of financial institutions with assets in excess of $10 billion with these consumer protection rules. The Bank’s compliance with consumer protection rules will be examined by the FDIC since the Bank does not meet this $10 billion asset level threshold.

 Emergency Economic Stabilization Act of 2008; American Recovery and Reinvestment Act of 2009

The Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law on October 3, 2008. ESSA gave the Treasury broad authority to address the then-current deterioration of the U.S. economy, to implement certain actions to help restore confidence, stability and liquidity to U.S. financial markets, and to encourage financial institutions to increase their lending to clients and to each other. The EESA authorized the Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies as part of the TARP. The Treasury allocated $250 billion to the voluntary CPP under the TARP. The TARP also included direct purchases or guarantees of troubled assets of certain financial institutions by the U.S. government.

Under the CPP, the Treasury was authorized to purchase preferred stock securities from participating financial institutions in an amount not less than 1% of the institution’s risk-weighted assets and not more than 3% of the institution’s risk-weighted assets or $25 billion, whichever was less. Preferred stock issued pursuant to the CPP qualifies as Tier 1 capital. Preferred stock issuers under the CPP pay a 5% dividend per annum until the fifth year of the investment and 9% per annum thereafter. In addition to the senior preferred stock, participating public financial institutions were required to issue a warrant to Treasury for the purchase of common stock in an amount equal to 15% of the applicable preferred stock investment. Treasury will not exercise any voting rights with respect to the common shares acquired through the exercise of the warrant. Financial institutions participating in the CPP were required to agree to and comply with certain restrictions, including restrictions on dividends and stock redemptions (as discussed above), and executive compensation. Finally, Treasury may unilaterally amend any provision of the CPP to comply with changes in applicable federal statutes.

Pursuant to the terms of the CPP, as modified by the American Recovery and Reinvestment Act of 2009 (“ARRA”), a financial institution may redeem the senior preferred stock if the institution receives approval from its primary federal regulator and the institution gives the preferred stock holder proper notice.

Financial institutions participating in the CPP were also required to modify certain senior executive compensation agreements consistent with EESA to generally prohibit incentive compensation agreements that encourage senior executive officers to take unnecessary and excessive risks. These executive compensation restrictions were then modified by the ARRA and an interim final rule regarding TARP standards for Compensation and Corporate Governance, issued by Treasury and effective on June 15, 2009 (“Interim Final Rule”). Among the executive compensation and corporate governance provisions included in ARRA and the Interim Final Rule, which are applicable to the Company as a result of its participation in the TARP CPP, are the following:

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

•
a limitation on incentive compensation paid or accrued to the most highly compensated employee of the financial institution, subject to limited exceptions for pre-existing arrangements set forth in written employment contracts executed on or prior to February 11, 2009, and certain awards of restricted stock, which may not exceed one-third of the individual’s annual compensation, are subject to a two year holding period and cannot be transferred until Treasury’s preferred stock is redeemed (the amount of such stock which may be transferred is based on the amount of TARP CPP preferred stock that is redeemed);

•
a requirement that the Company’s chief executive officer and chief financial officer provide in annual securities filings a written certification of compliance with the executive compensation and corporate governance provisions of the Interim Final Rule;

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

On February 20, 2009, the Company closed the transaction with Treasury in order to participate in the CPP. The Company issued Series A preferred stock to Treasury equal to $17,211,000 and a warrant to purchase 584,084 shares of common stock at an exercise price of $4.42 per share. As noted above, the Company is subject to the forgoing provisions of the EESA and ARRA.

Monetary Policy

The earnings of banks and bank holding companies are affected not only by general economic conditions, but also by the policies of various governmental regulatory authorities.  In particular, the Federal Reserve Board influences conditions in the money and capital markets, which affect interest rates and growth in bank credit and deposits.  Federal Reserve Board monetary policies have had a significant effect on the operating results of banks in the past and this is expected to continue in the future.  The general effect, if any, of such policies on future business and earnings of the Company and the Bank cannot be predicted.

Item 1A. Risk Factors.

Our business, financial condition and results of operations are subject to various risks, including those discussed below, which may affect the value of our common stock.  Set forth below are certain risk factors that we believe to be relevant to an understanding of our business.  This list should not be considered a comprehensive list of all potential risks and uncertainties.  You should also refer to the other information included or incorporated by reference in this Form 10-K, including our consolidated financial statements and related notes for the year ended December 31, 2011.

If our allowance for loan and lease losses is not sufficient to absorb further losses that may occur in our loan portfolio, our financial condition, results of operations and liquidity could continue to suffer.

The U.S. economy has been in a prolonged recession and the local economy in our market remains stressed and volatile.  This market turmoil has decreased both our borrowers’ ability to repay their loans and the value of collateral, such as real estate, which secures many of our loans.  As a result, the Company’s levels of nonperforming assets substantially increased during 2009, 2010 and 2011.  If these economic conditions continue to persist, our loan customers may not be able to repay their loans according to their terms and their collateral may be insufficient to repay the loan.  Management makes quarterly provisions to the allowance for loan and lease losses after taking into account specifically impaired loans, historical loss ratios and general economic conditions, among other factors.  To the extent the ability of our borrowers to repay their loans worsens, or general economic conditions continue to deteriorate, we may need to continue to substantially increase our allowance, which would have an adverse effect on our results of operations, financial condition and capital.

In addition, our regulators continue to review the adequacy of our allowance and, through the examination process, have authority to compel us to increase our allowance even if we believe it is adequate.  We cannot predict whether our regulators will require us to increase our allowance.  Although we believe our loan loss allowance is adequate to absorb probable inherent losses in our loan portfolio, the allowance may not be adequate.  If our actual loan losses exceed the amount that is anticipated, our earnings could suffer and our capital could be negatively affected.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion of our allowance for loan and lease losses.

Continued adverse conditions in the U.S. economy, and in particular the greater Chicago and suburban Chicago area, could have a material adverse effect on our business and results of operations.

Sustained weakness in the real estate market, reduced business activity, high unemployment, instability in the financial markets, less available credit and lack of confidence in the financial sector, among other factors, have adversely affected the Company and the financial services industry in general over the last three years.  A sustained period of high unemployment or further deterioration in national or local business or economic conditions could result in, among other things, a further deterioration in credit quality or reduced demand for credit with a resultant negative effect on the Company’s loan portfolio and allowance for loan and lease losses.  Economic factors may also continue to cause increased delinquencies and loan charge-offs, which will negatively affect our results of operations and financial condition.

A large percentage of our loan portfolio is secured by real estate.  Current and further deterioration in the commercial real estate and housing market could cause continued increases in delinquencies and nonperforming assets, including loan charge-offs, and further depress our income.

The commercial and residential real estate markets continue to experience extraordinary challenges.  Economic factors have and may continue to cause deterioration to the value of real estate the Company uses to secure a substantial amount of its loans.  Moreover, in the Company’s loan portfolio there is a concentration of loans to the hotel industry.  The general downturn in hotel occupancy rates has impacted and will continue to negatively impact the borrowers’ ability to repay and consequently affect the Company’s earnings and its allowance for loan and lease losses.  The resultant effect of the continued weakness of the economy and the deterioration of our real estate portfolio could result in additional increases in the provision for loan and lease losses, higher delinquencies and additional charge-offs in future periods that may materially affect the Company’s financial condition and results of operations.

The Company also has a concentration of loans that have payment schedules where only interest is collected until the loan matures.  If the value of the collateral securing these loans should decrease, the Bank’s loan to collateral value will decrease to a greater extent than loans that have payment schedules requiring principal reductions.

An inability to raise funds through deposits, borrowings, and the sale or pledging as collateral of loans and other assets could adversely impact our ability to originate loans, invest in securities, meet our expenses or fulfill our other financial obligations.

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

We are required to maintain certain minimum capital ratios by our regulators and any failure to maintain these capital ratios or difficulty raising capital, if required, could result in further enforcement actions against us, and further restrict our ability to originate loans and generate income.

As a banking institution, we are subject to regulations that require us to maintain certain capital ratios, such as the ratio of our Tier 1 capital to our risk-based assets.  If our regulatory capital ratios decline, as a result of decreases in the value of our loan portfolio or otherwise, we will be required to improve such ratios by either raising additional capital or by disposing of assets.  If we choose to dispose of assets, we cannot be certain that we will be able to do so at prices that we believe to be appropriate, and our future operating results could be negatively affected.  If we choose to raise additional capital, we may accomplish this by selling additional shares of common stock, or securities convertible into or exchangeable for common stock, which could significantly dilute the ownership percentage of holders of our common stock and cause the market price of our common stock to decline.  Events or circumstances in the capital markets generally may increase our capital costs and impair our ability to raise capital at any given time.  In addition, our regulators continue to review the adequacy of our capital and, through the examination process, have authority to compel us to increase our capital even if we believe it is adequate.  We cannot predict whether our regulators or new regulations will require us to increase our capital.

On April 16, 2010, the Bank entered into a joint Consent Order with the FDIC and the IDFPR, which imposes certain restrictions on liquidity.  It prohibits the payment of any dividends by the Bank to the Company without the prior written consent of both the FDIC and the IDFPR.  Moreover, because the Consent Order establishes specific capital amounts to be maintained by the Bank, the Bank may not be considered better than “adequately capitalized” for capital adequacy purposes.  As an adequately capitalized institution, the Bank may not accept, renew or roll over brokered deposits without prior approval of the FDIC.  In addition, other depositors, including some local government entities, may not maintain their deposits at the Bank if the Bank is no longer well capitalized.  At year-end December 31, 2011, the Bank had brokered time deposits totaling $11.9 million and public deposits totaling $34.1 million.  The Bank has developed a liquidity plan that identifies the sources of liquidity available to meet the Bank’s contingency funding over the next twelve months.  Furthermore, the Company has developed and adopted a capital plan pursuant to the requirements of the Written Agreement the Company entered into with the Federal Reserve Bank on March 17, 2011.  See “Supervision and Regulation.”

Our business is highly regulated and may be adversely affected by changes in banking laws, regulations, and regulatory practices and enforcement actions.

We are subject to extensive supervision, regulation and examination.  This regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies to address not only compliance with applicable laws and regulations (including laws and regulations governing consumer credit, and anti-money laundering and anti-terrorism laws), but also capital adequacy, asset quality and risk, management ability and performance, earnings, liquidity and various other factors.  As part of this regulatory structure, we are subject to policies and other guidance developed by the regulatory agencies with respect to capital levels, the timing and amount of dividend payments, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

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

The Company’s ongoing participation in the Treasury’s TARP CPP creates additional regulatory oversight and compliance.  The TARP regulations place limitations on compensation for executive officers and on dividend payments.  These regulations may affect the ability of the Company to recruit and keep management.  The regulations pertaining to TARP could affect the Company’s ability to operate in a competitive environment.  See “Supervision and Regulation.”

Recently enacted financial reform legislation has, among other things, created a new Consumer Financial Protection Bureau and may result in new regulations that tighten capital standards and increase our costs of operations.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, a sweeping financial reform bill, was signed into law.  This new law has and will result in a number of new regulations that will impact community banks.  The act includes, among other things, provisions allowing the federal bank regulatory agencies to review and establish new capital standards as deemed appropriate, provisions establishing the Consumer Financial Protection Bureau, which will have broad authority to develop and implement rules regarding most consumer financial products; provisions affecting corporate governance and executive compensation at all publicly traded companies; provisions that broaden the base for FDIC insurance assessments and permanently increase FDIC deposit insurance to $250,000; and new restrictions on how mortgage brokers and loan originators may be compensated.  These provisions, or any other aspects of current proposed regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities or change certain of our business practices, including our ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs.  These changes also may require us to invest significant management attention and resources to make any necessary changes to our business in order to comply, and could therefore also materially adversely affect our business, financial condition and results of operations.  See “Supervision and Regulation.”

A failure to comply with the terms of the Consent Order, which the Bank entered into with the FDIC and the IDFPR on April 16, 2010, and the terms of the Written Agreement, which the Company entered into with the Federal Reserve Bank on March 17, 2011, and any future enforcement actions to which we may become subject, could severely harm our business and financial results.

Any material failure to comply with the provisions of the Consent Order could result in additional enforcement actions by the FDIC and the IDFPR.  Likewise, any material failure to comply with the Written Agreement could result in additional enforcement actions against the Company by the Federal Reserve Bank.  While the Company and the Bank intend to take such actions as may be necessary to comply with the requirements of the Consent Order and the Written Agreement, there can be no assurance that they will be able to comply fully with the provisions of the Consent Order and the Written Agreement, or that efforts to comply with the Consent Order and the Written Agreement will not have adverse effects on the operations and financial condition of the Company and the Bank.

Changes in interest rates may reduce our net interest income.

Our earnings and profitability depend significantly on our net interest income, which is the difference between the interest earned on loans and investments and the interest paid on deposits and borrowings.  Since interest rates can fluctuate in response to general economic conditions and the policies of various governmental and regulatory agencies, including the Reserve Board, our asset-liability management strategy may not be able to prevent changes in interest rates from having a material adverse effect on our results of operations and financial condition.

The soundness of other financial institutions could negatively affect us.

Our ability to engage in routine funding and other transactions could be negatively affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. Defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have in the past led to market-wide liquidity problems and losses of depositor, creditor and counterparty confidence and could lead to losses or defaults by us or by other institutions.

The loss of certain key personnel could negatively affect our operations.

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

Our future success is dependent on our ability to compete effectively in the highly competitive banking industry.

We face substantial competition in all phases of our operations from a variety of different competitors.  Our profitability depends upon our success in competing in the northeast Illinois and southeast Wisconsin markets.  We compete for loans and deposits in our geographic markets with other commercial banks, thrifts, credit unions and brokerage firms operating in the markets we serve.  Many of our competitors offer products and services which we do not, and many have substantially greater resources, name recognition and market presence, all of which help to attract business.  In addition, larger competitors may be able to price loans and deposits more aggressively than we do.  Also, technological advances and the continued growth of internet-based banking and financial services have made it possible for nondepository institutions to offer a variety of products and services competitive with certain areas of our business.  Some of the financial institutions and financial services organizations with which we compete are not subject to the same degree of regulation as is imposed on bank holding companies, savings and loan holding companies, federally insured, state-chartered banks, federal savings banks, thrifts and national banks.  As a result, these nonbank competitors have certain advantages over us in accessing funding and in providing various products and services.

Failures of our technology, operational and security systems may adversely affect our operations and our reputation.

We are increasingly depending upon computer and other information technology systems to manage our business.  We rely upon information technology systems to process, record and monitor and disseminate information about our operations.  In some cases, we depend on third parties to provide or maintain these systems.  We are subject to operating risks, including, but not limited to, an interruption or breach in security of information systems, customer or employee fraud and catastrophic failures.  If any of our financial, accounting or other data processing systems suffer a cyber attack, fail or have other significant shortcomings, we could be materially adversely affected.  Security breaches in our online banking systems could also have an adverse effect on our reputation and could subject us to possible liability.  Our systems may also be affected by events that are beyond our control, which may include, for example, computer viruses, electrical or telecommunications outages or other damage to our property or assets.  Although we take precautions against malfunctions and security breaches, our efforts may not be adequate to prevent problems that could materially adversely affect our business operations.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

The Bank conducts its operations through its main office and seven branches. The Company’s office is located in the main office of the Bank. All offices are owned by the Bank and are located in Lake County, Illinois. The Company believes that its current facilities are adequate for the conduct of its business.

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

Item 4. Mine Safety Disclosures

 Not Applicable.

PART II

Item 5. Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Stockholder Information - Historically, the Company’s common stock traded on the NASDAQ Capital Market under the ticker symbol “NSFC.”  On February 17, 2012, the Company filed a Form 25 with the SEC in connection with its previously announced plans to delist its common stock from The NASDAQ Capital Market, and trading in the Company’s common stock on NASDAQ was suspended on that date.  Following the suspension of trading on NASDAQ, the Company’s common stock commenced quotation on the OTC Markets under the ticker symbol “NSFC.”  As of February 15, 2012, there were 6,500,000 common shares authorized; 4,472,255 common shares issued and 4,277,755 outstanding; held by approximately 298 registered stockholders.

Stock Price Summary - The following schedule details the quarterly high and low sales price of the Company’s common stock for the periods presented:

	2011		2010
	HIGH	LOW	HIGH	LOW
QUARTER ENDED:
March 31	$2.47	$1.19	$4.39	$2.88
June 30	1.60	1.00	3.60	2.00
September 30	1.20	.56	2.40	1.52
December 31	1.57	.64	1.90	1.35

Cash Dividends

The Company has historically paid semi-annual dividends in June and December. However, dividends are declared at the discretion of the Board of Directors, subject to applicable legal and regulatory restrictions, and there is no guarantee that the Company will pay dividends in the future. On October 21, 2008, the Board of Directors of the Company determined that there would be no cash dividend on December 1, 2008 due to the reduced earnings of the Company in 2008, and the Company did not pay dividends on its common stock in 2009, 2010 and 2011.

In February 2009, the Company sold $17.2 million of preferred stock to the Treasury pursuant to the terms of the TARP CPP. As long as any TARP Series A Preferred Stock issued under the CPP remains outstanding, the terms of the CPP prohibit the Company from increasing semi-annual dividends on its common stock above $0.40 per share without the Treasury’s consent.

In its press release on November 10, 2009, announcing its financial results for the third quarter 2009, the Company also announced that it notified the Treasury of its intent to suspend the payment of its regular quarterly cash dividends on its TARP Series A Preferred Stock. Under the terms of the TARP Series A Preferred Stock, the Company is required to pay on a quarterly basis a dividend rate of 5% per year for the first five years, after which the dividend rate automatically increases to 9% per year. Dividend payments may be suspended, but the dividend is a cumulative dividend and failure to pay dividends for six dividend periods triggers board appointment rights for the holder of the TARP Series A Preferred Stock. No dividends may be paid on the Company’s common stock until all accrued and unpaid dividends on the preferred stock issued to the Treasury are paid.

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

On April 16, 2010, the Bank entered into a joint Consent Order with the FDIC and the IDFPR, as further described above under “Supervision and Regulation.” The Consent Order prohibits the payment of any dividends by the Bank to the Company without the prior written consent of both the FDIC and the IDFPR.

On March 17, 2011, the Company and the Federal Reserve Bank entered into a Written Agreement.  Pursuant to the Written Agreement, among other things, the Company has agreed to abstain from paying any dividends, redeeming any stock or incurring any debt without Federal Reserve Bank approval.  The written agreement supersedes the Board Resolution dated November 17, 2009.

Item 6. Selected Financial Data.

SELECTED CONSOLIDATED FINANCIAL DATA
($ 000s, except per share data)

As of or for the Year Ended December 31,	2011	2010	2009	2008	2007

INCOME STATEMENT DATA:
Interest income	$20,879	$24,305	$29,338	$34,874	$38,421
Interest expense	2,382	5,007	10,187	13,795	20,060
Net interest income	18,497	19,298	19,151	21,079	18,361
Provision for loan and lease losses	6,900	9,668	22,778	13,663	81
Net interest income after provision for loan and lease losses	11,597	9,630	(3,627)	7,416	18,280
Noninterest income	4,109	5,657	3,784	(6,045)	5,038
Noninterest expense	22,393	21,649	30,153	16,929	16,830
(Loss) income before income taxes	(6,687)	(6,362)	(29,996)	(15,558)	6,488
Provision for income taxes	0	0	5,562	(6,285)	2,100
Net (Loss) income	$(6,687)	$(6,362)	$(35,558)	$(9,273)	$4,388

BALANCE SHEET DATA:
Cash, non-interest bearing	$5,313	$5,642	$10,646	$14,108	$14,273
Investments (1)	121,461	118,346	158,770	112,711	164,083
Loans and leases, net	303,729	366,453	413,259	470,410	431,128
All other assets	32,487	41,287	39,615	43,490	28,672
Total Assets	$462,990	$531,728	$622,290	$640,719	$638,156

Deposits	$397,631	$446,551	$517,236	$500,821	$480,959
Securities sold under repurchase agreements and other borrowings (2)	19,455	35,517	49,364	42,574	66,797
Federal Home Loan Bank advances	0	0	0	20,000	0
Subordinated debentures	10,310	10,310	10,000	10,000	10,000
All other liabilities	7,055	6,065	5,389	5,710	6,946
Stockholder's equity	28,539	33,285	40,301	61,614	73,454
Total Liabilities and Stockholders' Equity	$462,990	$531,728	$622,290	$640,719	$638,156

	2011	2010	2009	2008	2007
PER SHARE DATA:
Basic and diluted earnings per share	$(1.81)	$(1.81)	$(8.94)	$(2.26)	$1.05
Cash dividends declared	0.00	0.00	0.00	0.40	0.72
Book value (at end of year)	2.65	3.95	5.67	15.13	17.58

SELECTED FINANCIAL AND OTHER RATIOS:
Return on average assets	-1.31%	-1.11%	-5.55%	-1.43%	0.66%
Return on average equity	-20.53	-15.17	-53.49	-13.09	6.06
Average stockholders' equity to average assets	6.37	7.34	10.39	10.90	10.83
Tax equivalent interest spread	3.73	3.48	2.92	3.06	2.38
Tax equivalent net interest income to average earning assets	3.83	3.63	3.22	3.49	2.96
Nonperforming assets to total assets	19.66	18.00	9.77	7.44	2.33
Dividend payout ratio (3)	0.00	0.00	0.00	-17.56	68.55

(1)	Includes interest bearing deposits in other financial institutions, federal funds sold, securities available for sale and Federal Home Loan Bank and Federal Reserve Bank stock.

(2)	Securities sold under repurchase agreements and federal funds purchased.

(3)	Total cash dividends divided by net income.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of Northern States Financial Corporation's (the “Company”) financial position and results of operations and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

OVERVIEW

In 2011, the Company continued to be affected by the downturn in the economy and the continued decline in general real estate prices.  For 2011, the Company experienced a net loss of $6.7 million or $1.81 loss per share as compared with a net loss of $6.4 million or $1.81 loss per share in 2010 as the Company continued to write down loans and other real estate owned as a result of declining values of the collateral securing those assets.

The Company’s nonperforming assets remained at high levels as the Company continued to work with its borrowers to find resolution to credit problems.  In these difficult economic times, the Company made concessions to borrowers experiencing financial difficulties.  These loans were classified as troubled debt restructurings.  Nonperforming assets, consisting of nonaccrual loans, loans 90 days past due and still accruing, troubled debt restructurings and other real estate owned acquired through, or in lieu of, foreclosure, totaled $91.0 million, or 19.7% of total assets, at year-end 2011 as compared with $95.7 million, or 18.0% of total asset, at year-end 2010.

The Company, in determining its provisions to the allowance for loan losses for 2011, analyzed the collateral values on its collateral dependent impaired loans and discounted cash flows on its cash flow dependent impaired loans.  In addition, the Company reviewed past charge-off loan history and economic and internal factors.  As a result of this analysis, the Company recognized provisions to the allowance for loan losses totaling $6.9 million during 2011 as compared with $9.7 million during 2010, a decrease of $2.8 million.  At year-end 2011, the Company’s allowance for loan and lease losses stood at 5.88% of total loans as compared with 4.77% at year-end 2010.

Net interest income declined $801,000 during 2011 due to decreases in earning assets as the Company continued to write-down nonperforming assets and reposition its balance sheet to preserve capital.  Although net interest income declined, the Company’s net yield on average earning assets increased to 3.83% for 2011 as compared with 3.63% for 2010 as lower interest rates assisted the Company in decreasing its costs of funds.  The Company expects these lower interest rate levels to continue in 2012 and into 2013.

The Company’s noninterest income decreased during 2011 by $1.5 million to $4.1million.  This decrease to noninterest income was primarily due to declines in gains on the sale of securities as the Company recognized only $527,000 in gains in 2011 as compared with $2.4 million in 2010.  This decrease in 2011 to noninterest income was partially offset by reductions to other than temporary impairment losses on securities as the Company recognized only $163,000 of these impairments in 2011 as compared with $659,000 in 2010.  At year-end 2011, the Company had no securities with other than temporary impairment.

Noninterest expense for 2011 increased $744,000 to $22.4 million as compared with $21.6 million in 2010.  This increase is primarily the result of increased expenses for other real estate owned and write-downs to other real estate owned which together totaled $5.3 million in 2011 as compared with $4.4 million in 2010.

The Company’s asset levels decreased during 2011 due to a repositioning of its balance sheet.  Total assets at year-end 2011 were $463.0 million, decreasing $68.7 million from year-end 2010.  Loans and leases decreased $62.1 million during 2011 of which $46.1 million of the reduction was due to loan payoffs and receipt of scheduled loan principal payments.  Also contributing to the decline in loans during 2011 were charge offs of $6.4 million of nonperforming loans and the transfer of $9.6 million in loans into other real estate owned as properties securing the loans were obtained through, or in lieu of, foreclosure. Loans also decreased due to soft loan demand. Investments in securities decreased $4.7 million during 2011 primarily due to receipt of scheduled principal reductions.  The funds received from these reductions were used to provide liquidity and decrease higher cost time deposits.

The Company’s investments in overnight federal funds and short-term interest bearing accounts at banks increased $7.8 million at year-end 2011 as compared with year-end 2010.

Deposits decreased $49.0 million during 2011 while borrowings declined $16.1 million.  The decrease in deposits was attributable to decreases of $37.5 million in higher cost nonbrokered time deposits which totaled $140.5 million at year-end 2011 as compared with $178.0 million at year-end 2010.   Brokered time deposits were also reduced by $20.3 million which totaled $11.9 million at year-end 2011 as compared with $32.2 million at year-end 2010.

The Consent Order the Bank entered into with the FDIC and IDFPR during 2010 remained in effect during 2011.  The Consent Order requires, among other items, increased Bank Board of Directors oversight, certain minimum capital levels, action plans to reduce and manage its classified assets, and restrictions on the payment of dividends without prior approval from its regulators.  During 2011, the Company and the Federal Reserve Bank entered into a Written Agreement requiring that the Company abstain from paying any dividends, adopt a capital plan and provide the Federal Reserve with cash projections and progress reports.  At year-end 2011, the Company believes that it and the Bank are addressing the items required by the Written Agreement and Consent Order.

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

The fair value of securities is based on determinations from a securities broker. On an annual basis these are validated by an independent securities valuation firm. This validation was last done at September 30, 2011 and the differences in fair value were deemed to be immaterial.

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

The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations and judgment concerning certain accounting pronouncements and federal and state tax codes.  There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings.  For financial reporting purposes, at year-end 2011 and 2010, a valuation allowance offsets deferred tax assets related to federal and state tax carryforwards and other temporary tax differences. The Company believes that tax assets and liabilities are properly recorded in the consolidated financial statements.  See Note 1, “Summary of Significant Accounting Policies” and Note 11, “Income Taxes” of the notes to the consolidated financial statements and the section entitled “Federal and State Income Taxes”.

Table 1 - Analysis of Average Balances, Tax Equivalent Yields and Rates
($ 000s)

For the Years Ended
December 31,		2011			2010			2009
	Average			Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Loans and leases (1)(2)(3)	$364,680	$18,606	5.10%	$407,536	$21,163	5.19%	$467,370	$24,498	5.24%
Taxable securities (4)	88,007	2,174	2.47	101,029	3,011	3.01	96,094	4,541	4.80
Securities exempt from federal income taxes (2) (4)	3,716	213	5.84	5,142	302	6.04	8,778	541	6.19
Federal funds sold and other interest earning assets	31,759	67	0.21	25,490	43	0.17	32,252	31	0.10
Interest earning assets (4)	488,162	21,060	4.31	539,197	24,519	4.56	604,494	29,611	4.91
Noninterest earning assets	23,534			32,394			35,620
Average assets	$511,696			$571,591			$640,114

Liabilities and stockholders' equity
NOW deposits	$60,077	$139	0.23	$62,701	$245	0.39	$50,344	$273	0.54
Money market deposits	51,352	158	0.31	52,884	276	0.52	62,970	902	1.43
Savings deposits	66,008	37	0.06	63,225	63	0.10	61,483	173	0.28
Time deposits	195,745	1,741	0.89	231,542	3,770	1.63	274,396	7,739	2.82
Other borrowings	34,461	307	0.89	52,270	653	1.25	62,467	1,100	1.76
Interest bearing liabilities	407,643	2,382	0.58	462,622	5,007	1.08	511,660	10,187	1.99
Demand deposits	65,060			60,960			56,389
Other noninterest bearing liabilities	6,415			6,079			5,586
Stockholders' equity	32,578			41,930			66,479
Average liabilities and stockholders' equity	$511,696			$571,591			$640,114

Net interest income		$18,678			$19,512			$19,424

Net interest spread			3.73%			3.48%			2.92%

Net yield on interest earning assets (5)			3.83%			3.63%			3.22%

Interest-bearing liabilities to earning assets ratio			83.51%			85.80%			84.64%

(1) -	Interest income on loans includes loan origination and other fees of $73,000 for 2011, $173,000 for 2010 and $119,000 for 2009.

(2) -
Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34 percent on federally tax-exempt municipal loans and securities.  The tax equivalent adjustment reflected in the above table for municipal loans is approximately $109,000, $112,000 and $89,000 for the years ended 2011, 2010 and 2009, respectively.  The tax equivalent adjustment reflected in the above table for municipal securities is approximately $72,000, $102,000 and $184,000 for the years ended 2011, 2010 and 2009, respectively.

(3) -	Non-accrual loans are included in average loans.

(4) -
Rate information was calculated on the average amortized cost for securities.  The 2011, 2010 and 2009 average balance information includes an average unrealized gain (loss) for taxable securities of ($128,000), $1,092,000 and $1,052,000, respectively.   For 2011, 2010 and 2009 average balance information includes an average unrealized gain of $70,000, $140,000 and $45,000, respectively, for tax-exempt securities.  Average taxable securities includes Federal Home Loan Bank stock.

RESULTS OF OPERATIONS – YEARS ENDED DECEMBER 31, 2011 COMPARED WITH DECEMBER 31, 2010 AND DECEMBER 31, 2010 COMPARED WITH DECEMBER 31, 2009

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

The Company's net interest income for 2011, on a fully tax equivalent basis, was $18.7 million, decreasing $834,000 from $19.5 million in 2010 after increasing slightly by $88,000 from 2009.  The net interest spread, the difference between rates earned on interest earning assets and paid on deposits and borrowings, in 2011 was 3.73%, increasing 25 basis points from 2010 after increasing 56 basis points from 2009.  During 2011, the yields on earning assets declined 25 basis points from 2010 while rates paid on interest bearing liabilities decreased 50 basis points.

Interest income earned on loans on a fully tax equivalent basis totaled $18.6 million in 2011, a decrease of $2.6 million as compared with $21.2 million in 2010 after decreasing $3.3 million from 2009.  Average rates earned on loans in 2011 were 5.10% as compared with 5.19% in 2010 and 5.24% in 2009.  Interest rates remained at low levels in 2011 as government policy maintained low short-term rates in an effort to foster economic growth.  During 2011, 2010 and 2009, the prime lending rate remained at 3.25%.  Loan yields continued to decline in 2011 as seasoned loans matured and either paid off or renewed at lower rates.  Another factor that lowered average loan rates was the Company's level of nonaccrual loans which totaled $19.5 million at year-end 2011 as compared with $26.1 million at year-end 2010 and as compared with $41.6 million at year-end 2009. Performing troubled debt restructured loans also contributed to the decline in loan yields as these loans totaled $51.7 million at year-end 2011.  Table 2 attributes $365,000 of the reduced loan interest income in 2011 to lower loan rates.

Lower average loan balances in 2011 also contributed to the decline of interest income.  Average loans for 2011 were $364.7 million as compared with $407.5 million for 2010, a decrease of $42.8 million. Table 2 attributes $2.2 million of the reduced loan income for 2011 to the lower volume of loan balances in 2011.

Table 1 also shows that the Company’s taxable securities averaged $88.0 million in 2011 decreasing $13.0 million from $101.0 million in 2010 after increasing from $96.1 million in 2009. Taxable securities earned yields of 2.47% in 2011 decreasing from yields of 3.01% in 2010 and 4.80% in 2009.  Table 3 shows that at year-end 2011, mortgage-backed securities make up 91.5% of total securities and Table 4 shows that these mortgage-backed securities yielded 2.67% at year-end 2011.  Management believes that expected yields on the taxable securities for 2012 will remain at these levels.

Average levels of tax-exempt securities in 2011, as shown in Table 1, totaled $3.7 million, a decrease of $1.4 million from 2010 levels after decreasing $3.6 million from 2009.  Yields on tax-exempt securities for 2011 decreased 20 basis points to 5.84% from 6.04% in 2010 as compared with 6.19% in 2009.  Although the average tax equivalent yields on the qualified bonds issued by state and political subdivisions were greater than those earned on loans during 2011, the term to maturity of these investments is greater.  The Company must carefully consider the effect of possible changes to future interest rates when deciding the proper levels of tax exempt securities to carry in its securities portfolio. The Company must also consider its ability to realize tax benefits from tax-exempt securities.

To manage its liquidity, the Company invests in federal funds sold and other short-term interest bearing deposits in financial institutions.  Federal funds sold are overnight investments that the Company places (sells) to money center banks.  Average balances for federal funds sold and other interest earning assets for 2011 were $31.8 million, increasing $6.3 million from 2010 after decreasing $6.8 million from 2009. Rates earned on federal funds sold were 0.21% for 2011 as compared with 0.17% for 2010, and 0.10% for 2009.

Interest expense in 2011 was $2.4 million, decreasing $2.6 million from 2010 after decreasing $5.2 million from 2009.  Interest rates remained at low levels during 2011 and the Company’s rates paid on its deposits and other borrowings such as repurchase agreements declined and reduced the Company’s cost of funds to 0.58% as compared with 1.08% for 2010 and 1.99% for 2009.  Rates paid on the Company’s money market accounts, savings and time deposits in 2011 declined 21, 4 and 74 basis points, respectively, from 2010.  Rates paid on NOW deposits decreased during 2011 by 16 basis points from 2010 after decreasing 15 basis points from 2009.

Rates paid on the Company’s borrowings in 2011 also declined from 2010 by 36 basis points after decreasing 51 basis points from 2009.  The levels of the Company’s average borrowings decreased $17.8 million during 2011 from 2010 continuing a trend as borrowings declined $10.2 million during 2010 from 2009.

Table 2 attributes $1.9 million of the reduced interest expense for 2011 to the lower rates paid on interest bearing liabilities in 2011 as compared with 2010 and attributes $719,000 of the reduced interest expense for 2011 to the lower volume of interest bearing liabilities in 2011 as compared with 2010. Average levels of interest bearing liabilities declined $55.0 million in 2011 as compared with 2010 after declining $49.0 million from 2009 as the Company repositioned its balance sheet as average loans declined.

It is estimated that short-term interest rates will continue to be at low levels during 2012 as the Federal Reserve continues to balance monetary stimulus while monitoring inflation.

Many other factors beyond management’s control have a significant impact on changes in net interest income from one period to another including credit demands by customers, fiscal and debt management policy of federal and state governments, monetary policy of the Federal Reserve Board and changes in regulations.

Table 2 - Analysis of Changes in Interest Income and Expense
($ 000s)

For the Year Ended December 31		2011 Compared to 2010			2010 Compared to 2009
		Increase (Decrease)			Increase (Decrease)

		Change	Change		Change	Change
	Total	Due To	Due To	Total	Due To	Due To
	Change	Volume	Rate	Change	Volume	Rate
Interest Income
Loans	$(2,557)	$(2,192)	$(365)	$(3,335)	$(3,109)	$(226)
Taxable securities	(837)	(330)	(507)	(1,530)	245	(1,775)
Securities exempt from federal income taxes	(89)	(80)	(9)	(239)	(226)	(13)
Federal funds sold and other	24	12	12	12	(8)	20
Total interest income	(3,459)	(2,590)	(869)	(5,092)	(3,098)	(1,994)
Interest Expense
NOW deposits	(106)	(10)	(96)	(28)	58	(86)
Money market deposits	(118)	(8)	(110)	(626)	(126)	(500)
Savings deposits	(26)	3	(29)	(110)	5	(115)
Time deposits	(2,029)	(516)	(1,513)	(3,969)	(1,071)	(2,898)
Other borrowings	(346)	(188)	(158)	(447)	(161)	(286)
Total interest expense	(2,625)	(719)	(1,906)	(5,180)	(1,295)	(3,885)
Net interest income	$(834)	$(1,871)	$1,037	$88	$(1,803)	$1,891

Notes:
Rate/volume variances are allocated to the rate variance and the volume variance on an absolute basis.

Interest income is adjusted by the tax equivalent amount utilizing a 34% rate on federally tax-exempt municipal loans and securities.  The tax equivalent adjustment reflected in the above table for municipal loans is approximately 109,000, $112,000 and $89,000 for the years ended 2011, 2010 and 2009, respectively.   The tax equivalent adjustment reflected in the above table for municipal securities is approximately $72,000, $102,000 and $184,000 for the years ended 2011, 2010 and 2009, respectively.

Table 3 - Securities Available For Sale
($ 000s)

December 31,	2011		2010		2009

		% of		% of		% of
		Total		Total		Total
	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio

U.S. Treasury	$0	0.00%	$1,002	1.09%	$1,006	0.75%
States and political subdivisions	3,117	3.58	3,997	4.36	9,641	7.23
Mortgage-backed securities	79,762	91.53	82,648	90.00	118,729	88.99
Other bonds	0	0.00	20	0.02	37	0.03
Equity securities	4,261	4.89	4,163	4.53	4,008	3.00

Total securities available-for-sale	$87,140	100.00%	$91,830	100.00%	$133,421	100.00%

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

All securities of the Company at December 31, 2011 were classified as available for sale and the carrying values reflect the fair or market value of the securities.  The Company classifies its securities as available for sale to provide flexibility in the event that it may be necessary to sell securities to raise cash for liquidity purposes, adjust its capital position, alter its interest rate risk profile or make changes for income tax purposes.

The carrying value of the securities portfolio decreased $4.7 million to $87.1 million at year-end 2011 as compared with $91.8 million at year-end 2010 after decreasing $41.6 million from year-end 2009.  In 2011 and 2010, the Company used the cash flows generated from maturities, calls and principal payments on securities as well as from securities sales for liquidity purposes and to reposition its balance sheet.

Table 3 shows the Company’s various types of investments and the percentage of each type compared to the total portfolio at the past three year-ends.  The Company’s investment in mortgage-backed securities as a percentage of the total securities portfolio continued to grow in 2011, increasing to almost 92% of the portfolio as compared with 90% at year-end 2010 and 89% at year-end 2009.

The Company holds mortgage-backed securities as the yield on this type of security is generally higher than yields on U.S. Treasury notes and on issues of U.S. government-sponsored entities.  The mortgage-backed securities are generally low risk as they are either guaranteed by the U.S government or by U.S. government-sponsored entities.

Mortgage-backed securities are preferred by the Company due to expected payment streams from the mortgages underlying this type of security which provide liquidity.  Although Table 4 shows that the contractual maturities of the mortgage-backed securities are primarily greater than 10 years, the expected average life of these securities at year-end 2011 is approximately 4 years.  Mortgage-backed securities are expected to be paid back sooner than their contractual maturity as the mortgages underlying these securities will be reduced due to regular payments, sales of the homes securing the loans and refinancing.   At year-end 2011, interest rates remain at historic lows and, if interest rates should increase, the Company may reinvest payments received on these securities to purchase higher yielding interest earning assets.

During 2011, the Company also used its securities portfolio for capital management purposes.  During the quarter ended June 30, 2011, equity securities consisting of Federal National Mortgage Association (“FNMA”) preferred stock and Federal Home Loan Mortgage Corporation (“FHLMC”) preferred stock that had previously been totally written off were sold with the Company recognizing a gain of $142,000.  During the third quarter of 2011, the Company sold $19.6 million of its securities for $19.7 million and recognized a gain of $135,000.  Other mortgage-backed securities were purchased totaling $19.8 million diversifying the underlying collateral of the Company’s mortgage-backed securities portfolio.  During the quarter ended December 31, 2011, collateralized debt obligation securities (“CDOs”) classified as other bonds that had previously been totally written off were sold with the Company recognizing a gain of $250,000.  The effect of the transactions was that combined realized gains of $527,000 increased capital at the Bank and Company.

During 2011, the Company recognized other than temporary impairment losses totaling $163,000 of which $134,000 was due to additional impairment of its CDOs that the Company classified as other bonds and $29,000 was due to additional impairment of its equity securities consisting of FNMA and FHLMC preferred stock. These impairment amounts completely wrote down the remaining carrying value on the CDOs and the combined value of the FNMA and FHLMC equity securities that had carrying values in 2008, prior to becoming impaired, of $11.6 million and $2.1 million, respectively. During 2011, the CDOs were sold for $250,000 and the FNMA and FHLMC preferred stock were sold for $142,000.

The Company pledges securities to secure public deposits, repurchase agreements and for other purposes as required or permitted by law.  At December 31, 2011, the Company had $57.0 million of its securities pledged, or 65.5% of its total securities portfolio as compared with $59.0 million or 64.2% of its securities portfolio at year-end 2010.

Holdings of securities issued by states and political subdivisions, of which, at year-end 2011, are all federally tax-exempt, decreased $880,000 to $3.1 from $4.0 million at year-end 2010.  According to federal tax law, a bank is not allowed an interest deduction for the cost of deposits or borrowings used to fund most tax-exempt issues acquired after August 7, 1986.  As the Company lacked taxable income during 2011, the Company was unable to take full advantage of the interest deductions provided by tax-exempt securities issued by states and political subdivisions.  As a result of the lack of taxable income, the Company chose to let its investment in these types of securities decrease as maturities occurred during 2011.

The maturity distribution and average yields, on a fully tax equivalent basis, of the securities portfolio at December 31, 2011 is shown in Table 4, “Securities Maturity Schedule & Yields”.

Table 4 - Securities Maturity Schedule & Yields
($ 000s)

			Greater than		Greater than
			1 yr. and less		5 yrs. and less
	Less than or		than or equal		than or equal		Greater than
Securities available for sale	equal to 1 yr.		to 5 yrs.		to 10 yrs.		10 yrs.		Totals
As of December 31, 2011	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield

States and political subdivisions (1)	$124	5.81%	$525	5.57%	$1,313	6.46%	$1,155	6.28%	$3,117	6.19%
Mortgage-backed securities (2)	0	0.00	31	8.00	0	0.00	79,731	2.67	79,762	2.67
Equity securities	4,261	2.89	0	0.00	0	0.00	0	0.00	4,261	2.89

Total	$4,385	2.95%	$556	5.71%	$1,313	6.46%	$80,886	2.72%	$87,140	2.81%

(1) - The yield is reflected on a fully tax equivalent basis utilizing a 34% tax rate.
(2) - Mortgage-backed securities reflect the contractual maturity of the related instrument.

Table 5 - Loan and Lease Portfolio
($ 000s)

As of December 31,	2011	2010	2009	2008	2007

Commercial	$15,827	$20,927	$31,685	$54,529	$55,763
Real estate-construction	28,504	29,776	39,006	57,707	51,024
Real estate-mortgage 1-4 family	35,758	41,228	43,803	47,289	52,541
Real estate-mortgage 5+ family	35,977	44,021	54,986	55,302	53,159
Real estate-mortgage commercial	183,881	223,546	232,634	234,765	190,916
Home equity	21,266	23,392	26,501	26,826	24,604
Leases	295	442	955	2,352	4,723
Installment	1,476	1,807	2,236	2,745	3,435
Total loans and leases	322,984	385,139	431,806	481,515	436,165
Deferred loan fees	(271)	(350)	(520)	(703)	(431)
Loans and leases, net of unearned and deferred loan fees	322,713	384,789	431,286	480,812	435,734
Allowance for loan and lease losses	(18,984)	(18,336)	(18,027)	(10,402)	(4,606)

Loans and leases, net	$303,729	$366,453	$413,259	$470,410	$431,128

Note:
The Company had no foreign loans outstanding at December 31, 2011.

LOAN AND LEASE PORTFOLIO

The Company’s loan and lease portfolio is the largest interest earning asset of the Company.  In 2011, the Company’s loans and leases provided $18.5 million of interest income, 88.6% of the interest income generated by the Company.  In 2010, interest on loans and leases accounted for 86.6% of interest income as compared with 83.2% in 2009.

For purposes of this discussion, when loans are mentioned it should be understood to include leases unless specified otherwise.  As shown in Table 5, “Loan and Lease Portfolio”, loans, net of unearned income and deferred loan fees at December 31, 2011 totaled $322.7 million, decreasing $62.1 million from year-end 2010.  At December 31, 2010, loans totaled $384.8 million and decreased $46.5 million from December 31, 2009.  The Company’s lending activities relate mainly to loans to small and mid-sized businesses in the Lake County, Illinois area and adjoining areas in the surrounding counties in northeastern Illinois and southeastern Wisconsin.

Poor economic conditions during 2011 led to lower general loan demand from commercial borrowers.  Economic uncertainties, such as falling values of real estate used for collateral, have caused the Company to implement stricter underwriting policies.  These factors contributed to the reductions in the Company’s loans during 2011.   Also contributing were net loan charge-offs of $6.4 million of nonperforming loans during 2011 and the transfer of $9.6 million in loans into other real estate owned as properties securing nonperforming loans were obtained through, or in lieu of, foreclosure.  These conditions are expected to continue in 2012 and the Company expects to see further declines in loan balances.

 At December 31, 2011, over 94% of the Company’s loans were secured by real estate.  Real estate-mortgage commercial loans are loans secured by properties that are primarily nonresidential properties and include office buildings, hotels, stores, restaurants, warehouses and other commercial purpose properties.  Real estate-mortgage commercial loans decreased $39.6 million to $183.9 million at year-end 2011 compared with $223.5 million at year-end 2010 after decreasing $9.1 million as compared with year-end 2009.  At year-end 2011, real estate-mortgage commercial loans accounted for 57% of the Company’s total loan portfolio.  The Company’s real-estate mortgage commercial loans include hotel industry loans that totaled $47.0 million at year-end 2011 or 15% of total loans, decreasing by $21.5 million from $68.5 million or 18% of total loans at year-end 2010. The hotel industry loans decreased during 2011 as a large hotel loan relationship totaling $14.3 million paid off as it was refinanced by another financial institution.

The Company’s loans secured by 1–4 family homes declined in 2011 by $5.5 million after decreasing $2.6 million in 2010.  The majority of real estate mortgage 1–4 family loans are for commercial purposes where residences are used to secure these loans.

At December 31, 2011, the Company had loans secured by residential units of 5 or more families totaling $36.0 million, decreasing $8.0 million from December 31, 2010.  The decline was attributable to $3.1 million of these loans being charged off and $6.0 million of these loans that were transferred to other real estate owned during 2011.  These loans had decreased during 2010 by $11.0 million as $10.4 million of these loans were transferred to other real estate owned.

The Company’s retail lending of combined home equity and installment loans declined by $2.5 million in 2011 to $22.7 million compared with 2010 after decreasing $3.5 million from 2009. Home equity loans, a revolving line of credit with a variable interest rate tied to the prime lending rate totaled $21.3 million at year-end 2011 and, decreased $2.1 million from year-end 2010.  The 2011 and 2010 decreases primarily resulted from borrowers paying down balances.

The Company had reductions of $5.1 million to its commercial loans not secured by real estate. Year-end 2011 balances of these loans were $15.8 million as compared with year-end 2010 balances of $20.9 million after declines of $10.8 million in 2010 from 2009.  The reduction to commercial loans came primarily from principal payments.

Lower general loan demand and stricter underwriting during 2011 and 2010 were not only reflected in decreased loan balances but also in decreased unfunded loan commitments and letters of credit at year-end 2011.  The Company’s loan commitments totaled $32.2 million at December 31, 2011, declining $4.3 million from $36.5 million at December 31, 2010 after declining $22.2 million from $58.7 million at December 31, 2009.  Standby letters of credit issued by the Company also decreased $927,000 to $2.3 million at year-end 2011 from $3.2 million at year-end 2010 after declining $3.3 million from $6.5 million at year-end 2009.

At December 31, 2011, the Company had loans totaling $238,000 to related parties.  Related parties are directors and officers, including their related interests, of the Company or its subsidiaries.  Commitments for loans to related parties at year-end 2011 totaled $247,000.  Loans and commitments are made to related parties at the same terms and conditions that are available to the public.

MATURITY OF LOANS

Table 6, “Loan Maturity Schedule”, highlights the maturity distribution of the Company's commercial and real estate-construction loan portfolio at year-end 2011.

Table 6, shows $8.6 million in construction loans maturing in greater than one year. Loans maturing in greater than one year are for commercial building projects and the construction phase of the projects are expected to be completed in less than two years.  At that time, the loans will be reclassified as real estate-mortgage commercial loans.

The short-term rate sensitivity of the commercial and real estate-construction loan portfolio to interest rate changes is reflected in the fact that approximately 60.7% of these loans are scheduled to mature within one year.

Table 6 - Loan Maturity Schedule
($ 000s) As of December 31, 2011	Less than or equal to 1 yr.	Greater Than 1 yr. and less than or equal to 5 yrs.	Greater than 5 yrs.	Totals
Commercial	$6,981	$5,790	$3,056	$15,827
Real estate-construction	19,907	8,597	0	28,504
Total	$26,888	$14,387	$3,056	$44,331
Percent of total	60.65%	32.46%	6.89%	100.00%

Commercial and construction loans maturing after one year:

Fixed Rate	$14,699
Variable Rate	2,744
Total	$17,443

NONPERFORMING ASSETS

Nonperforming assets consist of nonperforming loans and leases and other real estate owned.  For purposes of this discussion, when loans are mentioned it should be taken to include leases unless specified otherwise. As shown in Table 7, nonperforming assets at year-end 2011 were $91.0 million, decreasing $4.7 million from year-end 2010.  During 2010, nonperforming assets increased by $34.9 million to $95.7 million compared with December 31, 2009 levels of $60.8 million.

Nonperforming loans are: (1) loans accounted for on a nonaccrual basis; (2) accruing loans that are well secured and in the process of collection that are contractually past due ninety days or more as to interest or principal payments; and (3) accruing loans classified as troubled debt restructurings. Total nonperforming loans at December 31, 2011 were $71.7 million, increasing $326,000 as compared with $71.4 million at December 31, 2010 after increasing $29.8 million from $41.6 million at December 31, 2009.  Nonperforming loans totaled 22.2% of total loans at year-end 2011 as compared with 18.6% of total loans at year-end 2010.

Nonaccrual loans and loans 90 days or more past due, still accruing totaled $20.0 million at year-end 2011 decreasing $7.3 million from $27.3 million at year-end 2010.  Loans classified as TDRs totaled $51.7 million, a $7.6 million increase from $44.1 million at year-end 2010.

At December 31, 2011, the Company’s nonaccrual loans, loans where interest is no longer earned and where payments received are applied to the principal balance, totaled $19.5 million of which $18.9 million were secured by real estate.  The Company had $4.4 million of real estate-construction loans on nonaccrual status at December 31, 2011.  Nonaccrual loans secured by mortgages on 1-4 family residences totaled $1.7 million and mortgages on 5 or more family residences totaled $4.0 million.  Loans secured by commercial properties on nonaccrual status at year-end 2011 totaled $8.8 million. There was also $548,000 in commercial loans included as nonaccrual loans at year-end 2011.

The Company’s four largest nonaccrual loan relationships at year-end 2011 totaled $14.5 million and accounted for over 70% of the Company’s nonaccrual loans.

A loan relationship secured by commercial real estate totaling $6.8 million at December 31, 2011 was placed on nonaccrual status in 2011 due to inadequate cash flows.  The Company is working with the borrower and the Company has allocated $2.9 million of its allowance for loan and lease losses at year-end 2011 to this loan relationship.

Loans totaling $3.9 million, classified as real estate-mortgage 5+ family, secured by condominium buildings were placed on nonaccrual status during 2010 as the borrower experienced cash flow difficulties due to lack of sales.  The borrower has been renting the condominium units and the cash flow situation has improved and stabilized.  Due to sufficient collateral, there was no allocation of the Company’s allowance for loan and lease losses at year-end 2011 to this loan relationship.

A real estate construction loan of $2.5 million used for the development of lots for residential homes was placed on nonaccrual status during 2009 due to lack of sales. The Company has allocated $1.2 million of its allowance for loan and lease losses at year-end 2011 to this loan relationship.

A $1.2 million real estate construction loan secured by vacant properties was placed on nonaccrual status in 2011.  The Company has allocated $84,000 of its allowance for loan and lease losses at year-end 2011 to this loan.

Accrual of uncollectible income on problem loans inflates income and, if recognized in an untimely fashion, can have a dramatic negative impact on earnings.  Any loan meeting one of the following criteria is placed on nonaccrual status and all related interest earned but not collected is reversed at that time:

A.	The loan is maintained on a cash basis because of deterioration in the financial condition of the borrower.

B.	The borrower is in bankruptcy and the exposure is not both well secured and in the process of collection.

C.	Full payment of principal or interest is not expected.

D.	The loan has been in default for a period of ninety (90) days or more unless the asset is both well secured and in the process of collection.

Loans meeting any of the criteria above may be exempted from this policy if unanimously agreed upon and duly documented by the Directors Loan Committee. In general, all accrued and earned but not collected interest on an exposure placed on nonaccrual status is charged-off to income.  A loan may be returned to accrual status when at least six (6) months of timely payments have been received and there is evidence to support the payments will continue.

The Company is attempting to work with nonaccrual borrowers to resolve the issues, but in many cases the Company may have to foreclose on the properties securing these loans.

At December 31, 2011, the Company had $490,000 in nonperforming loans that were 90 days past due and still accruing interest as compared with $1.1 million at year-end 2010 and $30,000 at year-end 2009. These loans were fully secured and in the process of collection.

Impaired loans at December 31, 2011 totaled $71.2 million as compared with $80.6 million at year-end 2010 and $56.3 million at year-end 2009.  The Company considers a loan impaired if it is probable that full principal and interest will not be collected within the contractual terms of the original note.  Impaired loans and leases are carried at the present value of expected cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent.  Both nonaccrual and TDR loans are considered impaired.  Although at year-end 2011 all impaired loans consisted of nonperforming loans, at year-end 2010, the Company had a total of $10.3 million of performing loans which based on management’s analysis of the borrower's financial condition and estimated future cash flows were reported as impaired loans.

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

For regulatory purposes, a restructured loan classified as a TDR need not continue to be reported as such in calendar years after the year in which the restructuring took place if the loan yields a market rate and is in compliance with the loan’s modified terms.  In determining whether the rate is a market rate the Company considers the riskiness of the transaction, the structure of the loan, the borrower’s financial condition, financial support of the guarantor and protection provided by the collateral.  The Company also considers rates given to other borrowers for similar loans as well as what competitors are offering.  To be in compliance with the modified loan terms the borrower should demonstrate the ability to repay under the modified terms for a period of at least six months and evidence to support that payments will continue.

At December 31, 2011, the Company had $51.7 million of TDR loans still accruing as compared with $44.1 million at year-end 2010 and none at year-end 2009.  This increase is indicative of the poor economic conditions which have caused cash flow difficulties for many borrowers.  Of these TDR loans at December 31, 2011, $45.3 million or over 87% were secured by commercial real estate.

The largest concentration of TDRs at December 31, 2011 were to hotels totaling $33.8 million or almost 65% of total TDRs as compared with $28.2 million at December 31, 2010.  The Company entered into loan modification agreements with these borrowers as the hotels were affected by lower occupancy rates that negatively impacted cash flows.  At year-end 2011, hotel TDRs were in compliance with their modified payment schedules. The Company has allocated $5.1 million of its allowance for loan and lease losses at year-end 2011 to these TDRs as compared with $4.1 million at year-end 2010.

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

Another component of nonperforming assets is other real estate owned, consisting of assets acquired through loan foreclosure or deeds received in lieu of foreclosure.  At December 31, 2011, other real estate owned totaled $19.3 million as compared with $24.3 million at December 31, 2010 and $19.2 million at December 31, 2009.  The fair value of other real estate owned is reviewed by management at least quarterly to help ensure the reasonableness of its carrying value, which is lower of cost or the fair value less estimated selling costs.

The Company’s total other real estate owned decreased $5.0 million during 2011, to $19.3 million at year-end 2011 as properties were sold for net proceeds of $10.6 million and gains of $17,000 recognized on the sales.  Write-downs to other real estate of $4.0 million were also recognized during 2011 due to decreases in real estate values which contributed to the total decrease to other real estate owned.  Offsetting a portion of these decreases was $9.6 million in loans transferred into other real estate owned during 2011.

At year-end 2011, the Company’s other real estate owned consisted  of $2.2 million of vacant land, $1.8 million of 1-4 family residential properties, $6.6 million of 5+ family residences and $8.7 million of commercial real estate properties.  The Company is actively seeking to sell these properties.

Table 7 - Nonperforming Assets
($ 000s)

December 31,	2011	2010	2009	2008	2007
Loans and leases:
Nonaccrual status	$19,460	$26,129	$41,589	$36,624	$10,752
90 days or more past due, still accruing	490	1,141	30	442	1,230
Troubled debt restructurings	51,738	44,092	0	0	0
Total nonperforming loans and leases	71,688	71,362	41,619	37,066	11,982
Other real estate owned	19,342	24,326	19,198	10,575	2,857
Total nonperforming assets	$91,030	$95,688	$60,817	$47,641	$14,839

Nonperforming loans and leases as a percentage of total loans and leases, net of unearned income and deferred loan fees	22.21%	18.55%	9.65%	7.71%	2.75%
Nonperforming assets as a percentage of total assets	19.66	18.00	9.77	7.44	2.33
Nonperforming loans and leases as a percentage of the allowance for loan and lease losses	377.62	389.19	230.87	356.34	260.14

Notes:
Loans and leases are placed in nonaccrual status when they are 90 days past due, unless they are well secured and in the process of collection.

Impaired Loans - At December 31, 2011, 2010, 2009, 2008, and 2007, impaired loans totaled $71,198,000, $80,552,000, $56,254,000, $43,756,000, and $10,742,000, respectively, and included nonaccrual and trouble debt restructured loans.

PROVISION TO THE ALLOWANCE FOR LOAN AND LEASE LOSSES

During 2011, the Company had a provision to the allowance for loan and lease losses (“ALLL”) of $6.9 million, a decrease of $2.8 million from $9.7 million during 2010 which decreased from $22.8 million in 2009.  The provision for 2011 decreased due to the stabilization of nonperforming loans, decreases to the total loan portfolio and decreases to impaired loans. The ALLL to total loans at year-end 2011 was 5.9% as compared with 4.8% at year-end 2010 and 4.2% at year-end 2009.

The ALLL represents one of the most significant estimates in the Company’s financial statements.  Accordingly, the Company endeavors to provide a comprehensive and systematic approach for determining management’s current judgment about the credit quality of the loan portfolio.

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

Senior management and other lenders review all Watch, Substandard and Nonaccrual credits to determine if a loan is impaired.  For loans that are individually evaluated and determined to be impaired, the Company calculates the amount of impairment based on whether repayment of the loan is dependent on operating cash flow or on the underlying collateral.  The decision of which method to use is determined by looking at a number of factors, primarily the source of repayment.  If the loan is to be repaid primarily from the operating cash flow from the borrower, the impairment analysis calculates the present value of the expected future cash flows discounted at the loan’s effective interest rate and compares the result to the recorded investment.  Collateral-dependent loans are measured against the fair value of the collateral less the costs to sell.

During 2011, management further refined its methodology for calculating the amount in the ALLL by segregating a component of loans considered to be “high risk” but lack sufficient weakness to be considered impaired.  These loans are assigned a specific percentage allocation, adjusted by environmental and qualitative factors management believes may affect the repayment of these loans.  The impact to the ALLL for the creation of this additional pool of loans was not significant at December 31, 2011.

The remaining unimpaired loans not considered high risk performing loans are segmented into groups based on loan types having similar risk characteristics.  Estimated loan losses for these groups are determined using an average two year historical loss experience for 2011 and 2010.  This differed from the one year historical loss experience used in 2009.  The estimated loan losses for these groups are then adjusted for other environmental and qualitative factors the Company deems significant which may affect the repayment of the loans.

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

As shown in Table 8, “Analysis of the Allowance for Loan and Lease Losses”, during 2011 there were net charge-offs of $6.3 million compared with $9.4 million in 2010 and $15.2 million in 2009.

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

Table 8 also indicates the types of loans charged-off and recovered for the five years from 2007 through 2011 as well as each year's provision.  The table shows that the largest loan charge-offs during those years were in 2009.

The Company's allocation of the ALLL is illustrated in Table 9 and shows that the ALLL allocated to real estate-mortgage commercial loans has been approximately at $12.0 million for year-ends 2011, 2010 and 2009.  Table 9 shows $3.1 million allocated to real estate-construction loans at year-end 2011 as compared with $2.8 million at year-end 2010.  The allocation for commercial loans at year-end 2011 totaled $792,000 as compared with $1.0 million at year-end 2010.  The allocation for real estate-mortgage 5+ family loans at year-end 2011 totaled $1.6 million as compared with $1.0 million at year-end 2010.

It should be noted that negative changes to the collateral value or events that may disrupt the borrowers’ expected cash flows might require additional provisions.

Based upon management's analysis, the Company believes that the allowance for loan and lease losses at December 31, 2011 is adequate to cover probable incurred loan losses.

Table 8 - Analysis of the Allowance for Loan and Lease Losses
($ 000s)

Years ended December 31,	2011	2010	2009	2008	2007

Balance at beginning of year	$18,336	$18,027	$10,402	$4,606	$7,162
Charge-offs:
Commercial	(911)	(361)	(8,487)	(2,788)	(265)
Real estate-construction	(326)	(1,800)	(465)	(1,682)	(10)
Real estate-mortgage 1-4 family	(531)	(0)	(546)	(2,045)	(0)
Real estate-mortgage 5+ family	(3,121)	(680)	(6)	(0)	(0)
Real estate-mortgage commercial	(1,326)	(4,919)	(5,278)	(0)	(349)
Home equity	(175)	(1,391)	(500)	(1,540)	(0)
Leases	(0)	(306)	(829)	(0)	(2,000)
Installment	(6)	(33)	(23)	(65)	(69)
Total charge-offs	(6,396)	(9,490)	(16,134)	(8,120)	(2,693)
Recoveries
Commercial	51	125	28	216	7
Real estate-construction	1	0	942	0	0
Real estate-mortgage 1-4 family	7	0	4	33	0
Real estate-mortgage 5+ family	0	0	0	0	0
Real estate-mortgage commercial	82	0	0	0	34
Home equity	0	0	0	2	0
Leases	0	0	0	0	0
Installment	3	6	7	2	15
Total recoveries	144	131	981	253	56
Net charge-offs	(6,252)	(9,359)	(15,153)	(7,867)	(2,637)
Additions charged to operations	6,900	9,668	22,778	13,663	81
Balance at end of year	$18,984	$18,336	$18,027	$10,402	$4,606

Allowance as a % of total loans and leases net of unearned income and deferred loan fees	5.88%	4.77%	4.18%	2.16%	1.06%

Net charge-offs during the year to average loans and leases outstanding during the year	1.71%	2.30%	3.24%	1.67%	0.68%

Table 9 - Allocation of the Allowance for Loan and Lease Losses
($ 000s)

December 31,	2011		2010		2009		2008		2007
		Percent		Percent		Percent		Percent		Percent
		of loans		of loans		of loans		of loans		of loans
	Amount	in each	Amount	in each	Amount	in each	Amount	in each	Amount	in each
		category		category		category		category		category
		to total		to total		to total		to total		to total
		loans		loans		loans		loans		loans

Commercial	$792	4.90%	$1,013	5.43%	$516	7.34%	$2,390	11.32%	$1,314	12.78%
Real estate-construction	3,149	8.83	2,842	7.73	2,591	9.03	1,178	11.98	325	11.70
Real estate-mortgage 1-4 family	865	11.07	988	10.71	725	10.14	1,382	9.82	347	12.05
Real estate-mortgage 5+ family	1,646	11.14	1,025	11.43	799	12.74	817	11.49	322	12.19
Real estate-mortgage
commercial	12,018	56.93	11,977	58.04	12,138	53.87	4,198	48.76	2,047	43.77
Home equity	500	6.58	468	6.07	1,241	6.14	367	5.57	148	5.64
Leases	0	0.09	0	0.12	0	0.22	9	0.49	43	1.08
Installment	14	0.46	23	0.47	17	0.52	61	0.57	60	0.79
Total	$18,984	100.00%	$18,336	100.00%	$18,027	100.00%	$10,402	100.00%	$4,606	100.00%

NONINTEREST INCOME

Noninterest income totaled $4.1 million in 2011, decreasing $1.6 million compared with $5.7 million in 2010.  The Company primarily generates noninterest income from service charges and from trust operations.  It also recognizes as noninterest income gains or losses from sales of securities and other real estate owned and net other than temporary impairment losses on securities.  Other operating income consists of miscellaneous fees from loans, mortgage banking activities, safe deposit box rentals and ATM and debit card transactions.

Noninterest income declined in 2011, primarily as net gains on sales of securities decreased $1.9 million in 2011 to $527,000 as compared with $2.4 million in 2010. During 2011, the Company sold portions of its securities portfolio for capital management purposes as well as to diversify the underlying collateral of its mortgage-backed securities. During 2011, the Company also sold equity securities and other bonds that had been totally written off as being other than temporarily impaired and recognized gains of $392,000.  In addition, the Company sold $19.6 million of its mortgage-backed securities for $19.7 million and recognized a gain of $135,000 purchasing other mortgage-backed securities totaling $19.8 million.  In 2010, the Company received proceeds of $105.7 million from the sale of securities and recognized gains of $2.4 million.  The Company may sell securities during 2012 for capital management or liquidity purposes.

Service fees on deposits declined $366,000 to $1.7 million in 2011 as compared with $2.1 million in 2010.  Overdraft fee income declined $271,000 in 2011 as compared with 2010 as the Company experienced the full effect of government regulations limiting overdraft charges due to debit card transactions that became effective during second half of 2010. Commercial checking account service charges also declined in 2011 by $53,000 as the Company limited its exposure from money service business customers.

Offsetting some of these 2011 decreases to noninterest income were reductions to other than temporary impairment losses and to losses on sales of other real estate owned in 2011 as compared with 2010. Other than temporary impairment losses on securities during 2011 decreased $496,000 to only $163,000 as the Company wrote down the remaining balances on its FNMA and FHLMC preferred stock and its CDOs as compared with write-downs of $659,000 during 2010.  During 2011, the Company had net gains on sales of other real estate owned of $17,000 as compared with net losses of $236,000 during 2010.

Noninterest income for 2010 totaled $5.7 million, increasing $1.9 million compared with $3.8 million in 2009.  This increase primarily resulted from a $2.4 million decline from 2009’s net other than temporary impairment losses on securities, a component of noninterest income.  Another factor was decreased losses on the sale of other real estate owned which totaled $236,000 in 2010 as compared with losses of $1.4 million during 2009.

Offsetting these increases to noninterest income were decreases in gains on the sale of securities of $1.5 million in 2010 as compared with 2009.  Service fees on deposits also declined $324,000 to $2.1 million in 2010 as compared with $2.4 million in 2009 as overdraft fee income declined $240,000 in 2010 as new government regulations went into effect during the second half of 2010 limiting overdraft charges due to debit card transactions.  Checking and NOW account service charges also declined in 2010 by $62,000.

NONINTEREST EXPENSES

In 2011, total noninterest expenses were $22.4 million, increasing by $744,000, or 3.4%, from 2010.  As a percent of average assets, noninterest expenses were 4.38% in 2011, 3.79% in 2010, and 4.71% in 2009.

The efficiency ratio, noninterest expenses divided by the sum of net interest income and noninterest income, is frequently used as an indicator of how well a financial institution manages its noninterest expenses.  The Company’s efficiency ratio was 99.1% in 2011 compared with 86.7% in 2010 and 131.5% in 2009.

The increase of $744,000 to noninterest expenses in 2011 as compared with 2010 was primarily the result of expenses pertaining to the Company’s nonperforming assets increasing $1.5 million from 2010.  During 2011, other real estate owned expenses increased $679,000 to $1.3 million as compared with $609,000 during 2010 as real estate taxes and costs to maintain the properties increased.  During 2011, the Company also recognized increases of $227,000 in write-downs to the value of other real estate owned which totaled $4.0 million as compared with $3.8 million during 2010.  These valuation write-downs were required as the market price of these properties continued to decline in 2011.  Loan and collection expenses increased $581,000 during 2011 to $818,000 from $237,000 during 2010 as the Company paid real estate taxes on delinquent mortgage loans in the amount of $526,000 in order to maintain the Company’s lien positions.  The Company expects to collect a portion of these real estate tax payments from the borrowers in future years.

Offsetting some of the 2011 increases to noninterest expenses were decreases to the amortization of the core deposit intangible asset, FDIC insurance and audit and other professional fees.  There was a reduction of $462,000 to amortization of core deposit intangible asset during 2011 as the core deposit intangible asset was totally written-down during 2010.  FDIC insurance expense decreased $279,000 during 2011 as the FDIC changed its assessment base from deposits to assets.  Audit and other professional expenses decreased $279,000 in 2011 as the Company reduced its use of outside consultants and renegotiated auditing costs

Comparing 2010 with 2009, noninterest expenses were $21.6 million in 2010, decreasing $8.5 million from 2009.  The decrease of $8.5 million to noninterest expenses was primarily the result of no write-downs of goodwill in 2010 as compared with one-time write-downs of goodwill of $9.5 million in 2009.  Also contributing to the decline in noninterest expenses were decreases in salaries and employee benefits of $703,000 in 2010, a 9.1% decrease, as executive salaries were reduced and the number of employees declined. Legal expenses declined by $417,000 during 2010 as litigation involving nonperforming assets decreased.  Other operating expenses for 2010 declined $473,000 from 2009 as management worked diligently to control costs.

Offsetting some of the 2010 decreases to noninterest expenses were increases to write-downs to other real estate owned and audit and other professional fees.  Write-downs of other real estate owned increased $2.1million to $3.8 million in 2010 as compared with $1.7 million in 2009 due to continued declines in real estate values.  Audit and other professional expenses increased $370,000 in 2010 as the Company engaged consultants to assist in meeting the requirements of the Consent Order, Written Agreement and the compliance memorandum of understanding (“MOU”) entered into with the bank regulators.

FEDERAL AND STATE INCOME TAXES

The Company recognized no income tax benefit in 2011 and 2010 despite having an operating loss before income taxes of $6.7 million and $6.4 million, respectively.  Per accounting rules, the Company continued to record tax benefits as deferred taxes with a corresponding offset increasing the deferred tax asset valuation allowance without recognizing a tax benefit on the income statement due to uncertainties as to the realization of these benefits.  The Company’s tax benefit for 2011 was calculated to be $4.0 million which increased the deferred tax asset valuation allowance to $20.3 million at year-end 2011.  In 2010, the Company’s tax benefit was $2.6 million which increased the deferred tax asset valuation allowance to $16.3 million at year-end 2010.

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

The Company had pretax earnings of interest on U.S. Treasury and U.S. government-sponsored entity securities totaling $2,000, $10,000 and $72,000 in 2011, 2010 and 2009, respectively, which were nontaxable for state income tax purposes as compared with $1.3 million in 2008.  The Company has significantly reduced its portfolio of U.S. government-sponsored entity securities from 2008 and as a consequence, interest earned from this source has decreased.  This was done as the Company had net operating losses for state tax purposes and was unable to fully realize the benefits from this source of income.  It is expected that the Company’s nontaxable income for state tax purposes will continue to be negligible in future years until the Company begins to generate state taxable income.  Existing state tax credits begin to expire in 2020.

Qualified interest on loans to local political subdivisions and on qualified state and local political subdivision securities are nontaxable for federal income tax purposes.  Interest earned on local political subdivisions, nontaxable for federal income tax purposes, totaled $141,000 in 2011, $200,000 in 2010 and $357,000 in 2009.  The Company purchases qualified state and political subdivision securities from local governmental units in order to assist its local communities as well as for tax planning purposes.  As the Company did not generate taxable income during 2011, 2010 and 2009, the Company was unable to take full advantage of the interest deductions provided by tax-exempt securities issued by states and political subdivisions.  Due to this decrease in taxable income, the Company lowered its investments in these types of securities during 2011, 2010 and 2009 and it is expected that nontaxable income for federal income tax purposes from these securities will further decline in 2012.

CASH FLOWS AND LIQUIDITY

The statement of cash flows shows the Company’s sources and uses of cash.  The three major activities of the Company that create cash flows are operating, investing and financing.

Cash flows from operating activities come primarily from net losses, which are adjusted to a cash basis. Net cash flows from operating activities in 2011 was $6.4 million.  This differs from a book loss of $6.7 million primarily due to non cash provisions for loan and lease losses of $6.9 million, write-downs of other real estate owned of $4.0 million and net decreases to other assets of $1.4 million.  Net cash flows from operating activities in 2010 was $9.1 million and differs from a book loss of $6.4 million primarily due to non cash provisions for loan and lease losses of $9.7 million, write-downs of other real estate owned of $3.8 million and net decreases to other assets of $2.5 million.  Net cash flows from operating activities in 2009 totaled $4.7 million and differs from a book loss of $35.6 million primarily due to the non cash provision for loan losses of $22.8 million, write-down of goodwill of $9.5 million, net deferred tax adjustments of $7.7 million and net impairment losses on securities of $3.1 million.

Cash flows from investing activities come from securities available for sale, loans, other real estate owned and property and equipment transactions.  During 2011, the Company had net cash inflows from investing activities of $65.9 million of which $46.3 million was due to decreased loan balances; other real estate owned sold for $10.6 million; and $9.0 million from maturities, calls and payments on securities.  Proceeds from the sale of securities of $20.1 million during 2011 were mostly offset by purchases of securities of $19.8 million.

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

Primary financing activities of the Company that create cash flows are deposits, repurchase agreements, borrowings, payment of dividends, purchase of treasury stock and selling stock. The Company had net outgoing cash flows from financing activities of $64.9 million during 2011.  The outgoing cash flows were caused by decreases in deposits of $48.9 million and repurchase agreements of $16.1 million as the Company repositioned its balance sheet.

The Company had net outgoing cash flows from financing activities of $84.3 million during 2010.  The outgoing cash flows were caused by decreases in deposits of $70.7 million and repurchase agreements of $13.8 million.

During 2009, the Company had net incoming cash flows from financing activities of $19.9 million.  In February 2009, the Company issued preferred stock as it participated in the Treasury Department’s TARP Capital Purchase Program and received $17.2 million in proceeds.  The Company also had incoming cash flows during 2009 from increases in deposits of $16.4 million and repurchase agreements of $6.8 million.  Partially offsetting the 2009 incoming cash flows were cash outflows of $20.0 million for net repayments on Federal Home Loan Bank advances.

The timing of these cash flows do not always match and the Company must use liquidity management to provide funds to fill the gaps in these timing differences.  Liquidity management at the Bank involves the ability to meet the daily cash flow requirements of depositors wanting to withdraw funds, borrowers’ needs for credit and the Company’s operating needs.

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

As required by the Consent Order entered into by the Bank with the FDIC and IDFPR on April 16, 2010, Bank management has developed a liquidity plan that identifies the sources of liquid assets available to meet the Bank’s contingency funding over the next twelve months.  This liquidity plan looks at the Bank’s ability to meet the cash flow requirements of customers and other operating needs and seeks to manage liquidity to meet these requirements.

The Consent Order also restricts payments of dividends from the Bank to the Company and as such conserves liquidity at the Bank.  Dividends from the Bank are needed to fund dividend payments to the Company’s preferred and common stockholders and interest payments on its subordinated debentures.   The Written Agreement between the Company and the Federal Reserve Bank dated March 17, 2011, prohibits the Company from paying dividends on its Series A Preferred Stock issued under the TARP Capital Purchase Program.  Due to these constraints it is expected that the Company will continue to suspend dividend payments on its Series A Preferred Stock and will not pay any dividends to common stockholders in 2012.  Also, the Company will continue to defer interest payments on its subordinated debentures.  The dividends payable on the Series A Preferred Stock totaled $2.2 million and the interest payments payable on the subordinated debentures totaled $743,000 at December 31, 2011.

Liquid assets for the Company were $61.2 million at December 31, 2011 as compared with $55.5 million at December 31, 2010.  Liquid assets consist of cash and due from banks, federal funds sold, interest bearing deposits in financial institutions with maturities less than 90 days, unpledged securities available for sale less reserve requirements and nominal cash reserves.  As part of the liquidity policy, management reviews the Bank’s liquidity ratio daily.  The liquidity ratio is the net liquid assets divided by total deposits.  At December 31, 2011, this internally calculated ratio at the Bank was 18.2 percent, compared with 14.2 percent at year-end 2010.

In its liquidity plan, the Bank considers federal funds sold, interest bearing deposits in banks and securities available for sale, particularly those of shorter maturities, as principal sources of liquidity.  The Company had no federal funds sold at December 31, 2011 as compared with $6.6 million at December 31, 2010. Short-term interest bearing deposits totaled $32.5 million at December 31, 2011 increasing $14.4 million from $18.1 million at December 31, 2010 as the Company earns higher yields on these deposits than on federal funds sold.  The Company classifies all of its securities as available for sale, which increases the Company's flexibility to meet liquidity requirements by increasing its repurchase agreement balances or by selling unpledged securities.  At year-end 2011, the Company had securities available for sale carried at $87.1 million of which $57.0 million were pledged to secure public deposits and repurchase agreements.  Securities available for sale totaled $91.8 million at year-end 2010 of which $59.0 million were pledged.

The liquidity plan also considers the liquidity needed to fund loans net of funds provided by scheduled principal payments, anticipated payoffs and changes in deposit balances.

Liquidity is also available from the scheduled maturities of securities. At December 31, 2011, the Company has $6.2 million of securities that either mature in 2012 or were equity securities that could be sold to provide liquidity.  Additional liquidity is made available from anticipated principal payments on the Company’s investments in mortgage-backed securities which the Company estimates will be $9.1 million during 2012 resulting from borrower payments and payoffs on the mortgages underlying these securities.

Another important source of liquidity to the Company is deposits.  Under the Consent Order, the Bank must limit its brokered time deposits and is not permitted to pay a rate of interest on deposit products that is more than 75 basis points above the rate applicable to the Bank’s market as determined by the FDIC. The Company anticipates that brokered time deposits, NOW accounts and public deposits may decrease from their current levels due in part to the Bank’s compliance with the Consent Order. The Bank expects that a portion of these deposit reductions will be offset by growth from core deposits to new retail and commercial customers as well as internet advertised wholesale time deposits.  The FDIC has recognized that the Bank is operating in a high rate area, which allows the Bank to use local average deposit rates as a basis for setting competitive rates on its deposits.  However, it is expected that deposits will continue to decline during the 2012 and liquidity available from this source will be limited.

Additional sources of liquidity to the Company are borrowings and securities sold under repurchase agreements.  In its liquidity plan, the Bank considers its line of credit available at the Federal Home Loan Bank of Chicago, which was $15.4 million at December 31, 2011, as a source of liquidity.  The Company has pledged loans totaling $28.8 million consisting of 1-4 family and 5+ family real estate mortgages at December 31, 2011 as security for potential borrowings for this line. Securities sold under repurchase agreements amounted to $19.5 million and $35.5 million at December 31, 2011 and 2010, respectively.  At December 31, 2011, all repurchase agreements repriced daily as they consisted of an overnight repurchase agreement product.

DEPOSITS

The Bank provides traditional deposit services to retail, corporate and public entities.  These include demand deposit checking accounts, interest bearing demand deposits ("NOW"), money market, savings and time deposit accounts.  The Company believes that the deposit function solidifies the Bank’s identity to the communities it serves and provides the foundation for future growth.

The Dodd–Frank Wall Street Reform and Consumer Protection Act was signed into law by President Barack Obama on July 21, 2010.  The Act permanently raised the FDIC insurance coverage to $250,000 per depositor. It also provides unlimited FDIC insurance coverage of noninterest-bearing transaction accounts through December 31, 2012.

Deposits at the Bank were impacted by the Consent Order.  Since the Bank is under the Consent Order, it is considered “adequately capitalized” even if it exceeds the levels of capital set forth in the Order.  As such the Bank may not accept or renew brokered deposits without the prior approval of the FDIC.  Brokered deposits include deposits with rates of interest that are more than 75 basis points above the rate applicable to the Bank’s market as determined by the FDIC. The FDIC has determined that the State of Illinois is considered a high deposit rate area and consequently the Bank is able to offer deposit rates within 75 basis points of its local market average.

At year-end 2011, the Bank’s deposits totaled $397.6 million, a decrease of $49.0 million or 11.0% from year-end 2010 deposit of $446.6 million after decreasing $70.6 million from 2009.  Deposits decreased during 2011 as the Company lowered its rates and repositioned its balance sheet.  The decline in deposits was primarily from decreases of $37.5 million to nonbrokered time deposits and $20.3 million to brokered time deposits at year-end 2011 as compared with year-end 2010.

Retail deposits totaled $271.8 million at December 31, 2010 compared with $279.3 million at year-end 2010 decreasing $7.5 million.  Retail deposits as a percentage of total deposits were approximately 68% at year-end 2011 as compared with 63% at year-end 2010 and 60% at year-end 2009.

Much of the Bank’s loan portfolio is to commercial customers and the Bank provides these customers with deposit products. Commercial deposits totaled $51.4 million at December 31, 2011, decreasing $3.5 million from year-end 2010. The decrease is attributable to commercial depositors needing funds for business purposes due to the weakened economy.  Contributing to the decline to commercial deposit balances were decreases in accounts from money service businesses as the Company sought to limit its exposure to these entities.  Commercial deposits as a percentage of total deposits were approximately 13% at year end 2011 compared with12% at year-end 2010 and 11% at year-end 2009.

The Bank’s main office and two of its branches are located in the local county seat and the Bank has traditionally had deposit relationships with local public entities.  Public deposits have decreased $821,000 to $34.2 million at year-end 2011 as compared with $35.0 million at year-end 2010 after decreasing $21.8 million from $56.8 million at year-end 2009.  Public deposit balances often fluctuate based on the municipalities’ needs as well as interest rates paid.  The Bank must often pledge securities for its public entity deposits.  Under a Consent Order, the Bank is considered “adequately capitalized”.  Depending on the municipality and their internal policies, this capital designation of the Bank may contribute to future decreases to public deposits.

During 2011, interest rates were generally at historic lows and the Bank attempted to price its time, savings and money market deposit product rates at the midpoint of local market rates.  This strategy was successful as illustrated in Table 1, which shows that time deposit rates in 2011 averaged 0.89%, decreasing 74 basis points from 1.63% in 2010 after decreasing 119 basis points from 2009.  The Company’s total cost for interest bearing liabilities averaged 0.58%, decreasing 50 basis points from 1.08% in 2010 after decreasing 91 basis points from 2009.

The Company lowered its brokered time deposits by $20.3 million to $11.9 million from $32.2 million at year-end 2010 after decreasing $62.7 million from $94.9 million at year-end 2009. At year-end 2011, the Company’s brokered time deposits consisted entirely of CDARS time deposits.  CDARS time deposits are Bank customer time deposits of $250,000 or greater that allow the depositor to increase their FDIC insurance coverage over the FDIC limits. The Bank trades portions of the customers’ time deposits with other independent financial institutions across the country to accomplish this.  The effect is that it allows large time deposit customers to have their entire time deposit balances fully FDIC insured.  During the first quarter of 2012, the Bank received the FDIC’s consent to renew or accept new CDARS brokered deposits through May 27, 2012 for certain Bank customers not to exceed $20.0 million.

For liquidity purposes, the Bank began to accept wholesale internet time deposits in 2010.  The rates offered on the internet time deposits were within the Consent Order requirements and are generally comparable to rates paid on local deposits.  These internet time deposits totaled $28.5 million at year-end 2011 decreasing $20.1 million from $48.6 million at year-end 2010.

Core deposits are those retail and commercial demand, NOW, money market and savings accounts that have generally lower interest costs and are considered more stable.  Total core deposits at year-end 2011 totaled $215.0 million increasing $6.5 million, or 3.1%, from $208.5 million at year-end 2010 after decreasing $8.4 million from $216.9 million at year-end 2009.  Core retail and commercial noninterest bearing checking and savings accounts showed increases in 2011 of $5.0 million and $3.1 million, respectively.   Retail and commercial NOW and money market accounts showed decreases in 2011 of $451,000 and $1.1 million, respectively as interest rates continued to decline on these products.

The Company had related party deposits totaling $2.1 million at December 31, 2011.  The deposits from related parties were issued at the same terms and conditions that were offered to other customers.

Table 10 - Deposits
($ 000s)

December 31,	2011		2010		2009

		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total

Demand – noninterest bearing	$67,955	17.09%	$61,341	13.74%	$58,001	11.21%
NOW accounts	58,002	14.59	58,815	13.17	65,302	12.63
Money market accounts	53,185	13.38	53,056	11.88	60,398	11.68
Savings	66,172	16.64	63,137	14.14	61,049	11.80
Time, $100,000 and over	69,837	17.56	97,227	21.77	85,253	16.48
Time, under $100,000	70,627	17.76	80,792	18.09	92,286	17.84
Time, brokered	11,853	2.98	32,183	7.21	94,947	18.36

Total deposits	$397,631	100.00%	$446,551	100.00%	$517,236	100.00%

SECURITIES SOLD UNDER REPURCHASE AGREEMENTS
AND OTHER SHORT-TERM BORROWINGS

Most municipalities, other public entities and some other organizations require that their funds are insured or collateralized.  Commercial depositors also find the collateralization of repurchase agreements attractive as an alternative to time deposits.  Securities sold under repurchase agreements (“repurchase agreements”) provide a source of funds and do not increase the Company’s reserve requirements with the Federal Reserve Bank.

During 2011, the Company sought to reduce its securities repurchase agreements and other short-term borrowings to lower the amount of its available for sale securities needing to be pledged for these borrowings.  In past years, the Company offered repurchase agreements as a term product and an overnight product in which customers would invest their excess funds.  At year-end 2011, all of the Company’s repurchase agreements were from the overnight product and totaled $19.5 million, a decrease of $16.0 million from $35.5 million at year-end 2010.  At year-end 2011 the Company had repurchase agreements where the securities had a carrying value of $23.5 million as compared with $39.1 million at year-end 2010.

The Company had no short-term borrowings from the Federal Home Loan Bank of Chicago during 2011 with the exception of a $1.0 million draw for two days as a contingency test of its line of credit.  At year-end 2011, the Company had availability of $15.4 million in borrowings from the Federal Home Loan Bank.  The Company’s Federal Home Loan Bank term advance borrowings averaged $1.7 million in 2010 and $10.9 million in 2009.

Table 11 - Securities Sold Under Repurchase Agreements
($ 000s)

At or for the Year Ended December 31,	2011	2010	2009

Average daily balance outstanding during the year	$24,144	$40,217	$41,532
Weighted average interest rate during the year	0.30%	0.66%	1.43%
Maximum amount outstanding	$29,586	$46,044	$49,364
Balance at end of year	19,455	35,517	49,364
Weighted average interest rate at end of year	0.17%	0.44%	0.71%

Table 12 - Capital Standards
($ 000s)

As of December 31, 2011:

Qualifying for Tier I Capital:
Common stock	$1,789
Preferred stock	16,904
Warrants	681
Additional paid-in capital	7,054
Retained earnings	5,489
Treasury stock, at cost	(4,512)
Trust preferred securities - qualifying portion	9,513
Total Qualifying for Tier I Capital	$36,918

Qualifying for Tier II Capital:
Total Qualifying tier 1 Capital	$36,918
Trust preferred securities - qualifying portion	487
Allowance for loan losses - qualifying portion	4,150
Total Qualifying for Tier II Capital	$41,555
Total Average Net Fourth Quarter Assets	$489,973

Risked-based Assets	Total	Risked-based
Zero percent risk weighting	$118,625	$0
Twenty percent risk weighting	6,812	1,362
Fifty percent risk weighting	65,060	32,530
One hundred percent risk weighting (1)	283,264	283,264
Total Risk-weighted Assets	$473,761	$317,156

(1) Includes off-balance sheet items

Minimum Capital Requirements	$	%
Tier I Capital to Net Average Fourth Quarter Assets
Required	$19,599	4.00%
Actual	36,918	7.53

Capital to Risk-based Assets:
Tier I:
Required	$12,686	4.00%
Actual	36,918	11.64
Tier II:
Required	$25,373	8.00%
Actual	41,555	13.10

CAPITAL & REGULATORY MATTERS

Capital is important to the Company as it provides a basis for future growth and provides a base to absorb any financial setbacks that might be encountered.

Total stockholders’ equity was $28.5 million at December 31, 2011, decreasing $4.8 million from year-end 2010.  Stockholders’ equity declined due to the Company’s net loss of $6.7 million and accrual for dividends on the preferred stock of $938,000 for 2011.  These declines were partially offset by the $2.6 million increase to accumulated other comprehensive income relating to the unrealized gain on securities available for sale, net of deferred tax at year-end 2011 and $238,000 of accretion of the unearned portion of restricted stock awards during 2011.  The book value of the Company’s outstanding common stock at December 31, 2011 was $2.65 per share, compared with $3.95 at December 31, 2010.

Regulatory statutory capital guidelines require that the amount of capital increase with the amount of risk inherent in a company's balance sheet and off-balance sheet exposures.  Minimum statutory capital requirements for Tier I capital to average assets and Tier I capital to risk weighted assets are that they must both be above 4.00%.  As shown in Table 12, at December 31, 2011, the Company’s Tier I capital to average assets was at 7.53% and Tier I capital to risk-weighted assets was at 11.64%, both more than 1.5 times the amount of statutory capital necessary. The minimum statutory requirement for Tier II capital to risk based assets is 8.00%, while the Company’s capital for this ratio was 13.10% or more than 1.5 times the statutory amount necessary.

The Bank’s Tier I capital to average assets ratio and the total capital to assets ratio, on a risk adjusted basis, were 8.20% and 13.86%, respectively, at December 31, 2011, above the capital levels required by the Consent Order of 8.00% and 12.00%, respectively.

At the Company’s annual meeting of stockholders held on May 21, 2009, the stockholders approved the 2009 Restricted Stock Plan (“Plan”).  The goal of the Plan is to promote the Company’s long-term financial success, increase stockholder value and enhance our ability to attract and retain employees and directors.  The Plan authorizes the issuance of up to 400,000 shares of the Company’s common stock, in connection with incentive compensation awards which is approximately 10 percent of the Company’s total shares currently issued and outstanding. Shares of the Company’s common stock issued under the Plan as awards may consist of treasury shares or authorized and unissued shares not reserved for any other purpose. Awards under the Plan may be made to directors and employees of both the Company and its subsidiaries and may consist of restricted stock with associated voting rights and the right to receive dividends.   Awards may also be issued as restricted stock units not having voting rights or the right to receive dividends until the terms of the award are satisfied and shares of the Company’s common stock are actually issued; however, dividends may be credited to a restricted stock unit award.  The terms and conditions of each award is set forth and described in an award agreement between the Company and the participant.

In January 2011, 207,500 shares of restricted stock were issued pursuant to the 2009 Restricted Stock Plan from the Company’s treasury stock.  During 2011, employees, who left the Company, forfeited 2,000 shares of restricted stock, which were returned to treasury stock. At year-end 2011, 194,500 shares were available for issuance under the Plan. Of the 80,000 shares issued to directors, 70,000 shares vested immediately during January 2011, while the remaining 10,000 shares vest over a two-year period becoming fully vested in January 2013.  A total of 125,500 restricted stock shares granted to employees of the Company will fully vest in January 2013.  The expense attributable to the restricted stock awards recognized during 2011 totaled $238,000.

In January 2009, the Company’s stockholders approved an amendment to the Certificate of Incorporation allowing the Company to issue preferred stock in conjunction with the Company’s application in late 2008 with the United States Department of the Treasury (“Treasury Department’) to participate in the TARP Capital Purchase Program.  During January 2009, the Company received approval from the Treasury Department for TARP funds in the amount of $17.2 million and these funds were received by the Company in February 2009.  These funds provided additional liquidity to the Company and are considered components of Tier I capital.  Under the terms of the TARP Capital Purchase Program the Company issued 17,211 shares of preferred stock to the Treasury Department having a dividend of 5.0%.  In addition, the Company issued 584,084 stock warrants allowing the Treasury Department to purchase the Company’s common stock at a price of $4.42 per share according to the TARP agreement.

On March 17, 2011, the Company and the Federal Reserve Bank (“Reserve Bank”) entered into a Written Agreement.  Pursuant to the Written Agreement, among other things, the Company has agreed to:  (i) serve as a source of strength to the Bank; (ii) abstain from paying any dividends, redeeming any stock or incurring any debt without Federal Reserve approval; (iii) adopt a capital plan; (iv) provide the Federal Reserve with cash flow projections on a quarterly basis; (v) notify the Federal Reserve of the proposed addition of any individual to the Board of Directors or the employment of any individual as a senior executive officer of the Company before such addition or employment becomes effective; and (vi) provide progress reports to the Federal Reserve concerning the Company’s compliance with the Written Agreement. Prior to the Written Agreement the Company entered adopted a Board Resolution dated November 17, 2009 which the Written Agreement superseded.  The Board Resolution was concerned with the Company’s conservation of financial resources.

Management and the Board of Directors are committed to complying with the terms of the Written Agreement, and have already taken, and continue to take, numerous steps to address these matters.  The Bank reports to the Federal Reserve quarterly regarding its progress in complying with the provisions included in the Written Agreement.  Compliance with the terms of the Written Agreement will be an ongoing priority for management of the Bank.   See also Note 22-“Management Plans” to the condensed consolidated financial statements included herein.

In response to the Board Resolution the Company in November 2009 notified the U.S. Treasury Department (“Treasury”) of its intent to suspend its dividend payments on its TARP Series A Preferred Stock. The suspension of the dividend payments is permissible under the terms of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”), but the dividend is a cumulative dividend and failure to pay dividends for six dividend periods triggers board of director appointment rights for the holder of the Series A Preferred Stock. At December 31, 2011, the Company had suspended nine dividend payments; however the Treasury Department has not yet exercised its director appointment rights.  In January 2011, the Company agreed to allow a Treasury Department observer to attend its board of directors meetings.  While dividends are being deferred on the preferred stock issued under the TARP Capital Purchase Program, the Company may not pay dividends on its common stock.  The Company expects to suspend its tenth dividend payment in February 2012.

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

On April 16, 2010, the Bank’s Board of Directors, management, the FDIC and the IDFPR entered into a Consent Order.  Various items required of the Bank, as agreed to under the Consent Order, are described in Note 21- “Consent Order” in the notes to the condensed consolidated financial statements.

Because the Consent Order establishes specific capital amounts to be maintained by the Bank, the Bank may not be considered better than “adequately capitalized” for capital adequacy purposes, even if the Bank exceeds the levels of capital set forth in the Consent Order. At December 31, 2011, the Bank continued to exceed the capital levels established by the FDIC and the IDFPR in the Consent Order.

As an adequately capitalized institution, the Bank may not accept, renew or roll over brokered deposits without prior approval of the FDIC.  Brokered deposits also include deposits with rates of interest that are more than 75 basis points above the rate applicable to the Bank’s market as determined by the FDIC.  As of December 31, 2011, 3.0 percent of the Bank’s deposits were brokered deposits consisting of CDARS time deposits. During the first quarter of 2012, the Bank received the FDIC’s consent to renew or accept new CDARS brokered deposits through May 27, 2012 for certain Bank customers not to exceed $20.0 million.  The Bank has also received a designation by the FDIC that the Bank is operating in a high rate area, which allows the Bank to use local average deposit rates as a basis for setting competitive rates on its deposits.

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

In July 2010, Congress enacted regulatory reform legislation known as the Dodd-Frank Wall Street Reform and Consumer Protection Act, which the President signed into law on July 21, 2010. The Act permanently raised the FDIC insurance coverage to $250,000 per depositor. Among other things, it also provides unlimited FDIC insurance coverage of noninterest-bearing transaction accounts through December 31, 2012. This new law broadly affects the financial services industry by establishing a framework for systemic risk oversight, creating a resolution authority, mandating higher capital and liquidity requirements, requiring banks to pay increased fees to regulatory agencies and containing numerous other provisions aimed at strengthening the sound operation of the financial services sector. Many aspects of the law are subject to further rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact to the Company or across the industry.

Following a compliance examination of the Bank, performed by the FDIC, the Board of Directors of the Bank approved and signed on October 20, 2010, a memorandum of understanding (“MOU”) concerning the Bank’s compliance program and deficiencies identified during the examination of the Bank.  On December 29, 2011, the FDIC terminated the MOU because the Bank improved its compliance management system.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The Company has contractual obligations that may not appear on the balance sheet.  The largest of these off-balance sheet obligations is commitments to make loans or extend credit through standby letters of credit.  At year-end 2011, the Company had commitments to make loans of $32.2 million as compared with $36.5 million at year-end 2010 and $58.7 million at year-end 2009.  Letters of credit totaled $2.3 million at December 31, 2011 as compared with $3.2 million at December 31, 2010 and $6.5 million at December 31, 2009.  Many of these commitments expire without being used.  Table 13 presents the Company’s significant fixed and determinable contractual obligations by payment date.  The payment amounts in Table 13 represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts or similar carrying amount adjustments.

Table 13 - Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements
($ 000s)

As of December 31, 2011	One year or less	Greater than one year and less than or equal to three years	Greater than three years and less than or equal to five years	Greater than five years	Total

Long-term debt
Subordinated debentures	$0	$0	$0	$10,310	$10,310
Time deposits	128,802	19,967	3,548	0	152,317

Other contractual obligations
Standby letters of credit	2,283	0	0	0	2,283

Table 14 -  Maturity or Repricing of Assets and Liabilities
($ 000s)

		Subject to Repricing Within
		Immediate	90 Days	180 Days
		to	to	to	1 - 3	3 - 5	5 Years
December 31, 2011	Balances	90 Days	180 Days	365 Days	Years	Years	or Greater
Assets:
Interest bearing deposits in financial institutions	$32,520	$32,520	$0	$0	$0	$0	$0

Securities:
State & political subdivisions	3,117	124	0	0	253	272	2,468
Mortgage-backed securities (1)	79,762	0	0	0	0	31	79,731
Equity securities (2)	6,062	6,062	0	0	0	0	0

Loans and leases:
Commercial	15,827	3,638	1,048	2,097	3,429	2,559	3,056
Real estate-construction	28,504	18,268	1,527	3,054	5,575	80	0
Real estate-mortgage 1-4 family	35,758	6,861	1,845	3,690	12,319	5,055	5,988
Real estate-mortgage 5+ family	35,977	7,470	955	1,911	21,598	3,077	966
Real estate-mortgage commercial	183,881	37,834	16,409	32,818	66,754	20,376	9,690
Home equity	21,266	10,031	59	119	10,524	533	0
Leases	295	247	0	0	48	0	0
Installment	1,476	160	100	199	712	277	28
Total Interest Earning Assets	$444,445	$123,215	$21,943	$43,888	$121,212	$32,260	$101,927

Liabilities:
NOW accounts	$58,002	$58,002	$0	$0	$0	$0	$0
Money market accounts	53,185	53,185	0	0	0	0	0
Savings	66,172	66,172	0	0	0	0	0
Time deposits, $100,000 and over	69,837	31,945	11,069	13,713	11,194	1,916	0
Time deposits, under $100,000	70,627	25,987	15,717	18,518	8,773	1,632	0
Time deposits, brokered	11,853	8,101	1,252	2,500	0	0	0
Securities sold under repurchase agreements	19,455	19,455	0	0	0	0	0
Subordinated debentures	10,310	10,310	0	0	0	0	0
Total Interest Bearing Liabilities	$359,441	$273,157	$28,038	$34,731	$19,967	$3,548	$0

Excess Interest Earning Assets (Liabilities)		$(149,942)	$(6,095)	$9,157	$101,245	$28,712	$101,927
Cumulative Excess Interest Earning Assets (Liabilities)		(149,942)	(156,037)	(146,880)	(45,635)	(16,923)	85,004
Cumulative Interest Rate Sensitivity Ratio (3)		0.45	0.48	0.56	0.87	0.95	1.24

Notes:
1)	Mortgage-backed securities reflect the time horizon when these financial instruments are subject to rate change or maturity.

2)	Equity securities includes Federal Home Loan Bank (FHLB) stock.

3)	Cumulative interest-earning assets divided by cumulative interest bearing liabilities.

This table does not necessarily indicate the impact of general interest rate movements on the Company's net interest income because the repricing of certain assets and liabilities is discretionary and is subject to competition and other pressures.  As a result, assets and liabilities indicated as repricing within the same period may in fact reprice at different times and different rate levels.

Table 15 - Time Deposits, $100,000 and Over Maturity Schedule
($ 000s)

As of December 31, 2011	Less than or equal to 3 mos.	Greater than 3 mos. and less than or equal to 6 mos.	Greater than 6 mos. and less than or equal to 12 mos.	Greater than to 12 mos.	Total

Time deposits, $100,000 and over:
Retail deposits	$12,351	$5,407	$8,565	$4,689	$31,012
Corporate deposits	15,747	4,910	3,903	8,421	32,981
Public fund deposits	3,847	752	1,245	0	5,844
Total time deposits, $100,000 and over	$31,945	$11,069	$13,713	$13,110	$69,837

Note:
The Company has no foreign banking offices or deposits.

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

An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period.  The interest rate sensitivity gap is defined as the difference between the amount of interest earning assets maturing or repricing within a specific time period and the amount of interest bearing liabilities maturing or repricing within that same time period.  A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities and a gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets in a given time frame.  During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. The Company's gap position is illustrated in Table 14, “Maturity or Repricing of Assets and Liabilities”.

Rate sensitivity varies with different types of interest earning assets and interest bearing liabilities.  Rate sensitivity on loans tied to the prime rate differs considerably from long-term investment securities and fixed rate loans.  Time deposits are usually more rate sensitive than savings accounts.  Management has portrayed savings accounts and NOW accounts as immediately repriceable in Table 14, because of management's ability to change the savings and NOW account interest rate.  As interest rates change, however, market conditions may allow rates on savings accounts and NOW accounts to remain stable or to change at a lesser extent than rates on other types of deposits.  It is highly unlikely that rates would further decline on savings accounts as the average rate paid in 2011 was 0.06%.

Table 14 shows that at December 31, 2011, $23.5 million in time deposits mature after one year and account for 15.4% of the Company’s total time deposits. This compares with December 31, 2010 when 7.9% of time deposits matured after one year and show a shift to longer time deposit maturities possibly due to customers seeking to earn higher interest rates on their time deposits.

At December 31, 2011, Table 14 shows that approximately 26% of the Company’s loan portfolio floats with the prime rate or is repriceable within 90 days, as compared with 22% at December 31, 2010.  At December 31, 2011, approximately $45.5 million of variable rate loans have reached their floors and are reflected as fixed rate loans.  A variable rate loan tied to the prime rate that is due in a lump sum after one year and has reached its floor would appear to reprice in Table 14 within the 1 to 3 year time frame.  If the prime rate would increase above the loan’s floor, this loan would reprice immediately and if the prime rate decreases, this loan would not reprice until its maturity.

Securities that mature or reprice within 90 days amount to $6.2 million at year-end 2011 as compared $6.1 million at year-end 2010 and $6.8 million at year-end 2009.  It should be noted that in Table 14, the repricing of mortgage-backed securities is based on the maturity date or when the security is subject to rate change if it is rate adjustable.  Table 14 does not reflect the monthly principal reductions that the Company receives on mortgage-backed securities from payments and payoffs of the mortgages that underlie these securities.  For liquidity purposes, the Company estimates it will receive principal payments of $9.1 million on the mortgage-backed securities during 2011.  Table 14 also does not consider call options that may be imbedded in these securities.

Table 14, shows that at December 31, 2011, the Company had excess interest earning liabilities of $146.9 million repricing within the one-year time frame with a cumulative interest rate sensitivity ratio (cumulative interest-earning assets divided by cumulative interest bearing liabilities) of 0.56.  At year-end 2010, the Company had excess interest earning liabilities of $244.6 million repricing within the one-year time frame with a cumulative interest rate sensitivity ratio 0.41.  The negative gap declined in 2011 as the Company shortened the repricing time frames of its interest earning assets and increased the maturities of its time deposits.

Another approach used by management to analyze interest rate risk is to periodically evaluate or “shock” the Company’s base 12 month projected net interest income by assuming an instantaneous decrease and increase in rates of 1% and 2% using computer simulation.  Table 16 shows this analysis at December 31, 2011 and December 31, 2010.  The computer simulation model used to do the interest rate shocks and calculate the effect on projected net interest income takes into consideration maturity and repricing schedules of the various assets and liabilities as well as call provisions on the Company’s securities.  Current policy set by the Board of Directors limits exposure to net interest income from interest rate shocks of plus or minus 2% to plus or minus 10% of the base net interest income projected over the next 12 months.

At December 31, 2011, the base forecasted 2011 net interest income increases $122,000 when rates are shocked upwards 2% while net interest income decreases $12,000 for a 2% downwards rate shock.  At December 31, 2011, the percentage changes from the base forecasted net interest income were within internal policy limits.  Management believes that it is unlikely that interest rates will decrease further in the near future.

The Company can manage interest rate risk by selling existing assets, repaying certain liabilities or matching repricing periods for new assets and liabilities.  Financial institutions are subject to prepayment risk in a falling rate environment.  For example, a debtor may prepay financial assets in order to refinance obligations at new, lower rates.  The Company attempts to mitigate this risk by having prepayment penalties on fixed rate loans.  The Company also seeks to mitigate the effect on net interest income from variable rate loans by placing floors whenever possible as to how low the rate may go.  In a rising rate environment financial institutions are subject to early redemption of time deposits.  The Company attempts to mitigate this risk by having prepayment penalties on early redemptions of time deposits.

Table 16 - Effect of Interest Shocks on Net Interest Income
($ 000s)

	Down 2%	Down 1%	Up 1%	Up 2%
December 31, 2011
Dollar change from base	$(12)	$298	$53	$122
Percent change from base	-0.07%	1.74%	0.31%	0.71%

December 31, 2010
Dollar change from base	$(2,244)	$(747)	$301	$606
Percent change from base	-12.31%	-4.10%	1.65%	3.32%

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Northern States Financial Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Northern States Financial Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, cash flows and comprehensive income for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northern States Financial Corporation and subsidiaries at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 21 and 22 to the consolidated financial statements, the Corporation has suffered recurring losses from operations and its subsidiary Bank is operating under a Consent Order. Management's plans in regard to these matters are described in Note 22. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Plante & Moran, PLLC

Chicago, Illinois
February 27, 2012

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

December 31,	2011	2010
($ 000s)

Assets
Cash and due from banks	$5,313	$5,642
Interest bearing deposits in financial institutions - maturities less than 90 days	32,520	18,142
Federal funds sold	0	6,573
Total cash and cash equivalents	37,833	30,357
Securities available for sale	87,140	91,830
Loans and leases, net of deferred fees	322,713	384,789
Less: Allowance for loan and lease losses	(18,984)	(18,336)
Loans and leases, net	303,729	366,453
Federal Home Loan Bank stock	1,801	1,801
Office buildings and equipment, net	9,069	9,454
Other real estate owned	19,342	24,326
Accrued interest receivable	1,401	1,751
Other assets	2,675	5,756
Total assets	$462,990	$531,728

Liabilities and Stockholders' Equity
Liabilities
Deposits
Demand - noninterest bearing	$67,955	$61,341
NOW accounts	58,002	58,815
Money market accounts	53,185	53,056
Savings	66,172	63,137
Time, $100,000 and over	69,837	97,227
Time, under $100,000	70,627	80,792
Time, brokered	11,853	32,183
Total deposits	397,631	446,551
Securities sold under repurchase agreements	19,455	35,517
Subordinated debentures	10,310	10,310
Advances from borrowers for taxes and insurance	1,222	1,109
Accrued interest payable and other liabilities	5,833	4,956
Total liabilities	434,451	498,443

Stockholders' Equity
Common stock (Par value $0.40 per share, authorized 6,500,000 shares, issued 4,472,255 at December 31, 2011 and December 31, 2010. Shares outstanding of 4,277,755 and 4,072,255 shares at December 31, 2011 and December 31, 2010, respectively.)	1,789	1,789
Preferred stock (Par value $0.40 per share, authorized 1,000,000 shares, issued 17,211 shares with liquidation amounts of $1,000.00 per share at December 31, 2011 and December 31, 2010)	16,904	16,768
Warrants (584,084 issued and outstanding at December 31, 2011 and December 31, 2010)	681	681
Additional paid-in capital	7,054	11,584
Retained earnings	5,489	13,250
Treasury stock, at cost (194,500 shares at December 31, 2011 and 400,000 shares at December 31, 2010)	(4,512)	(9,280)
Accumulated other comprehensive income (loss), net	1,134	(1,507)
Total stockholders' equity	28,539	33,285
Total liabilities and stockholders' equity	$462,990	$531,728

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ 000s, except per share data)

Years ended December 31,	2011	2010	2009

Interest income
Loans (including fee income)	$18,497	$21,051	$24,409
Securities
Taxable	2,174	3,011	4,541
Exempt from federal income tax	141	200	357
Federal funds sold and other	67	43	31
Total interest income	20,879	24,305	29,338
Interest expense
Time deposits	1,741	3,770	7,739
Other deposits	334	584	1,348
Repurchase agreements and federal funds purchased	73	264	593
Federal Home Loan Bank advances	0	8	52
Subordinated debentures	234	381	455
Total interest expense	2,382	5,007	10,187
Net interest income	18,497	19,298	19,151
Provision for loan and lease losses	6,900	9,668	22,778
Net interest income after provision for loan and lease losses	11,597	9,630	(3,627)
Noninterest income
Service fees on deposits	1,705	2,071	2,395
Trust income	705	794	760
Net gain (loss) on sale of other real estate owned	17	(236)	(1,432)
Gain on sale of securities	527	2,390	3,908
Other than temporary impairment of securities	(143)	(676)	(3,794)
Noncredit portion of other than temporary impairment of securities	(20)	17	742
Other operating income	1,318	1,297	1,205
Total noninterest income	4,109	5,657	3,784
Noninterest expense
Salaries and employee benefits	6,976	7,036	7,739
Occupancy and equipment, net	2,401	2,386	2,330
Data processing	1,917	1,951	1,847
Legal	791	861	1,278
FDIC insurance	1,194	1,473	1,376
Audit and other professional	1,028	1,253	883
Amortization of core deposit intangible asset	0	462	464
Printing and supplies expense	281	263	346
Write-down of goodwill	0	0	9,522
Net write-down of other real estate owned	4,018	3,791	1,722
Other real estate owned expense	1,288	609	507
Loan and collection	818	237	218
Other operating expenses	1,681	1,327	1,921
Total noninterest expense	22,393	21,649	30,153
Loss before income taxes	(6,687)	(6,362)	(29,996)
Income tax expense	0	0	5,562
Net loss	(6,687)	(6,362)	(35,558)
Dividends to preferred stockholders	938	893	743
Accretion of discount on preferred stock	136	127	111
Net loss available to common stockholders	$(7,761)	$(7,382)	$(36,412)

Basic loss per share	$(1.81)	$(1.81)	$(8.94)

Diluted loss per share	$(1.81)	$(1.81)	$(8.94)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
($ 000s)

Years ended December 31,	2011	2010	2009

Net loss	$(6,687)	$(6,362)	$(35,558)
Other comprehensive income:
Unrealized gains on securities available for sale, net of tax	2,641	239	(2,223)
Comprehensive loss	$(4,046)	$(6,123)	$(37,781)

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

($ 000s, except per share data)
Years ended December 31, 2011, 2010 and 2009	Common Stock	Preferred Stock	Warrants	Additional Paid-In Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss), Net	Total Stockholders' Equity
Balance, December 31, 2008	$1,789	$0	$0	$11,584	$56,082	$(9,280)	$1,439	$61,614
Net loss					(1,457)			(1,457)
Issuance of preferred stock and warrants		16,530	681					17,211
Accrued dividend on preferred stock					(98)			(98)
Accretion of preferred stock discount issued		20			(20)			0
Unrealized net loss on securities available for sale							(735)	(735)

Balance, March 31, 2009	1,789	16,550	681	11,584	54,507	(9,280)	704	76,535

Adjustment for change in accounting from adoption of new accounting pronouncement (see Note 2)					962		(962)	0

Balance, April 1, 2009	1,789	16,550	681	11,584	55,469	(9,280)	(258)	76,535
Net loss					(34,101)			(34,101)
Accrued dividend on preferred stock					(645)			(645)
Accretion of preferred stock discount issued		91			(91)			0
Unrealized net loss on securities available for sale							(1,488)	(1,488)

Balance, December 31, 2009	1,789	16,641	681	11,584	20,632	(9,280)	(1,746)	40,301
Net loss					(6,362)			(6,362)
Accrued dividend on preferred stock					(893)			(893)
Accretion of preferred stock discount issued		127			(127)			0
Unrealized net gain on securities available for sale							239	239

Balance, December 31, 2010	1,789	16,768	681	11,584	13,250	(9,280)	(1,507)	33,285
Net loss					(6,687)			(6,687)
Accrued dividend on preferred stock					(938)			(938)
Accretion of preferred stock discount issued		136			(136)			0
Issuance of 205,500 of restricted common stock awards from treasury stock				(4,768)		4,768		0
Restricted stock awards expense				238			0	238
Unrealized net gain on securities available for sale							2,641	2,641

Balance, December 31, 2011	$1,789	$16,904	$681	$7,054	$5,489	$(4,512)	$1,134	$28,539

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ 000s)

Years ended December 31,	2011	2010	2009

Cash flows from operating activities
Net loss	$(6,687)	$(6,362)	$(35,558)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	686	674	632
Gain on sale of securities	(527)	(2,390)	(3,908)
Net impairment loss on securities	163	659	3,052
Provision for loan and lease losses	6,900	9,668	22,778
Write-down of other real estate owned	4,018	3,791	1,722
Deferred loan fees	(79)	(170)	(183)
Deferred tax expense	0	0	7,736
Net (gain) loss on sale of other real estate owned	(17)	236	1,432
Write-down of goodwill	0	0	9,522
Amortization of other intangible asset	0	462	464
Restricted stock awards expense	238	0	0
Net change in accrued interest receivable	350	452	131
Net change in other assets	1,447	2,461	(2,549)
Net change in accrued interest payable and other liabilities	(61)	(428)	(533)
Net cash provided from operating activities	6,431	9,053	4,738
Cash flows from investing activities
Proceeds from maturities, calls and principal reductions of securities available for sale	9,020	27,408	33,248
Proceeds from sales of securities available for sale	20,102	105,697	74,283
Purchases of securities available for sale	(19,793)	(89,418)	(142,128)
Purchases of Federal Home Loan Bank stock	0	0	(44)
Changes in loans made to customers	46,270	16,047	16,239
Property and equipment expenditures	(301)	(409)	(435)
Improvements to other real estate owned	0	(34)	(243)
Proceeds from sale of other real estate owned	10,616	12,140	6,783
Net cash provided from (used in) investing activities	65,914	71,431	(12,297)
Cash flows from financing activities
Net (decrease) increase in:
Deposits	(48,920)	(70,685)	16,415
Securities sold under repurchase agreements and other short-term borrowings	(16,062)	(13,847)	6,790
Advances from borrowers for taxes and insurance	113	211	(113)
Proceeds from Federal Home Loan advances	0	0	10,000
Repayment of Federal Home Loan advances	0	0	(30,000)
Net proceeds from issuance of preferred stock	0	0	17,211
Dividends paid on preferred stock	0	0	(418)
Net cash (used in) provided from financing activities	(64,869)	(84,321)	19,885
Net change in cash and cash equivalents	7,476	(3,837)	12,326
Cash and cash equivalents at beginning of period	30,357	34,194	21,868
Cash and cash equivalents at end of period	$37,833	$30,357	$34,194

Supplemental disclosures
Cash paid/received during the year for
Interest paid	$2,572	$5,463	$10,745
Income tax refunds received	0	1,543	2,446
Noncash activities
Transfer of loans to other real estate owned	9,633	21,261	18,317
Noncash accrual of preferred dividends	938	893	325
The accompanying notes are an integral part of these condensed consolidated financial statements.

Northern States Financial Corporation

Notes to the Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts of Northern States Financial Corporation (“Company”), its wholly owned subsidiaries, NorStates Bank (“Bank”) and NorProperties, Inc. (“NorProp”) and NorStates Bank’s wholly-owned subsidiary, Northern States Community Development Corporation (“NSCDC”).  NorProp was formed during the fourth quarter of 2008 to purchase nonperforming assets of the Bank which NorProp manages and disposes. NSCDC was formed in 2002 and the Bank contributed a parcel of the other real estate owned and cash to this entity. Significant intercompany transactions and balances are eliminated in consolidation.

Nature of Operations:  The Company’s and the Bank’s revenues, operating income and assets are primarily from the banking industry.  Loan customers are mainly located in Lake County, Illinois and surrounding areas of northeastern Illinois and southeastern Wisconsin and include a wide range of individuals, businesses and other organizations.  A major portion of loans are secured by various forms of collateral, including real estate, business assets, consumer property and other items. A portion of the Company’s real estate-mortgage commercial loans represents hotel industry loans that totaled $47.0 million at year-end 2011.

Use of Estimates:  To prepare financial statements in conformity with accounting principles generally accepted in the United States of America and general banking industry practices, management makes estimates and assumptions based on available information.  These estimates and assumptions affect the amounts reported in the financial statements and the disclosure provided, and future results could differ. The allowance for loan and lease losses, fair value of other real estate owned, fair value of financial instruments, valuation of deferred tax assets and status of contingencies are particularly subject to change.

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

Gains and losses on sales are determined using the amortized cost of the specific security sold and recorded on the trade date.  Interest income includes amortization of premiums and accretion of discounts.  Securities are written down for expected credit losses when a decline in fair value is determined as not being temporary.

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

Federal Home Loan Bank Stock:  The Company as a member of the Federal Home Loan Bank of Chicago (“FHLB”) is required to maintain an investment in the capital stock of the FHLB.  There is no ready market for the stock and it does not have any quoted market value.  The stock is redeemable at par by the FHLB and is, carried at cost and periodically evaluated for impairment.  The Company records dividends in income on the dividend declaration date.  During 2011, the Company assessed its FHLB stock for impairment.  This assessment reviewed the financial condition and credit rating of the FHLB.  This assessment also considered the imputed value of the services available to the Company from the FHLB as the result of the Company’s ownership of FHLB stock. During 2011, the FHLB paid dividends on its stock and at year-end 2011, it was concluded that the Company’s investment in FHLB was not impaired.

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

For regulatory purposes, a restructured loan classified as a TDR need not continue to be reported as such in calendar years after the year in which the restructuring took place if the loan yields a market rate and is in compliance with the loan’s modified terms.  For determining whether the rate is a market rate the Bank considers the risk of the transaction, the structure of the loan, the borrower’s financial condition, financial support of the guarantor and protection provided by the collateral.  The Bank also considers rates given to other borrowers for similar loans as well as what competitors are offering.  To be in compliance with the modified loan terms the borrower should demonstrate the ability to repay under the modified terms for a period of at least six months. TDRs in compliance with their modified terms totaled $51.7 million at year-end 2011 compared with $44.1 million at year-end 2010.

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

During 2011, management further refined its methodology for calculating the amount in the ALLL by segregating a component of loans considered to be “high risk” but lack sufficient weakness to be considered impaired.  These loans are assigned a specific percentage allocation, adjusted by environmental and qualitative factors management believes may affect the repayment of these loans.  The impact to the ALLL for the creation of this additional pool of loans was not significant at December 31, 2011.

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

Note 1 – Summary of Significant Accounting Policies (Continued)

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

Treasury Stock: Treasury stock represents shares of the Company that were repurchased. These shares are carried at cost.

Employee Benefits:  A profit sharing plan covers substantially all employees.  Contributions are expensed annually and are made at the discretion of the Board of Directors.  No contribution was made in 2011, 2010 and 2009.  The plan allows employees to make voluntary contributions, although such contributions are not matched by the Company.

At the Company’s annual meeting of stockholders held on May 21, 2009, the stockholders approved the 2009 Restricted Stock Plan (“Plan”).  The goal of the Plan is to promote the Company’s long-term financial success, increase stockholder value and enhance our ability to attract and retain employees and directors.  The Plan authorizes the issuance of up to 400,000 shares of the Company’s common stock in connection with incentive compensation awards, which is approximately 10 percent of the Company’s total shares currently issued and outstanding.

In January 2011, 207,500 shares of restricted stock were issued pursuant to the Plan from the Company’s treasury stock.  During 2011, employees, who left the Company, forfeited 2,000 shares of restricted stock, which were returned to treasury stock lowering the total shares issued pursuant to the Plan to 205,500 shares.  Of the 80,000 shares issued to directors, 70,000 shares vested immediately during January 2011, while the remaining 10,000 shares vest over a two-year period becoming fully vested in January 2013.  A total of 125,500 restricted stock shares granted to employees of the Company will fully vest in January 2013.  The expense attributable to the restricted stock awards recognized during 2011 totaled $238,000. At year-end 2011, 194,500 shares were available for issuance under the plan.

Income Taxes:  Income tax expense is the sum of the current year income tax due or refundable and the change in deferred tax assets and liabilities.  Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities computed using enacted tax rates.  A valuation allowance, if needed, based on management’s review of positive and negative evidence to determine whether it is more likely than not able to realize the value of the deferred tax asset, is established to the amount expected to be realized.  A deferred tax asset or contra-asset associated with an unrealized loss or gain on available for sale investment securities is separately evaluated by management from the Company’s other deferred tax assets.  Due to the implicit recovery of the book basis of the underlying debt securities along with management’s intent and ability to hold the security to recovery or maturity, if necessary, no valuation allowance on the tax effect of the unrealized gain or loss of investment securities has been recorded.  At year-end 2011, the deferred tax asset valuation reserve totaled $20.3 million.

Fair Value of Financial Instruments:  Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed separately.  Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items.  Changes in assumptions or in market conditions could significantly affect the estimates.  The fair value estimates of on- and off-balance sheet financial instruments does not include the value of anticipated future business or the values of assets and liabilities not considered financial instruments.

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

Note 1 – Summary of Significant Accounting Policies (Continued)

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

Recent Accounting Pronouncements:

(ASU No. 2011-2)  In April 2011, the FASB issued “Receivables (Topic 310) - A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring.” ASU 2011-2 provides additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring.  The impact of ASU 2011-2 on the Company’s disclosure is reflected in Note 4 to the condensed consolidated financial statements.

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

Note 2 - Securities
(Table amounts in $ 000s)

Year-end securities available for sale were as follows:

	Fair	Gross Unrealized
December 31, 2011	Value	Gains	Losses

States and political subdivisions	$3,117	$112	$(10)
Mortgage-backed securities	79,762	1,533	0
Equity securities	4,261	157	0

Total	$87,140	$1,802	$(10)

	Fair	Gross Unrealized
December 31, 2010	Value	Gains	Losses

U.S. Treasury	$1,002	$1	$0
States and political subdivisions	3,997	75	(11)
Mortgage-backed securities	82,648	273	(2,738)
Other bonds	20	0	(114)
Equity securities	4,163	31	0

Total	$91,830	$380	$(2,863)

Sales of securities available for sale were as follows:

	2011	2010	2009

Proceeds	$20,102	$105,697	$74,283
Gross gains	527	2,390	3,908
Gross losses	0	0	0

Contractual maturities of debt securities available for sale at year-end 2011 were as follows.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Fair Value

Due in one year or less	$124
Due after one year through five years	525
Due after five years through ten years	1,313
Due after ten years	1,155
3,117
Mortgage-backed securities	79,762
Equity securities	4,261

Total	$87,140

Note 2 - Securities (Continued)
(Table amounts in $000s)

Securities carried at $57,041,000 and $58,956,000, respectively, at year-end 2011 and 2010, were pledged to secure public deposits, repurchase agreements and for other purposes as required or permitted by law.

The Company holds securities issued by municipalities within various states with no state's aggregate total exceeding 10% of consolidated stockholders' equity.

Included in equity securities at year-end 2011 were $4.3 million of qualified CRA investments that represents approximately 15% of consolidated stockholders' equity.

On December 31, 2011 and 2010, the Company had 7 and 10 individual securities, respectively in an unrealized loss position.

Securities with unrealized losses at year-end 2011 and 2010 aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2011	Value	Losses	Value	Losses	Value	Losses

States and political subdivisions	$941	$(10)	$0	$0	$941	$(10)

Total temporarily impaired	$941	$(10)	$0	$0	$941	$(10)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2010	Value	Losses	Value	Losses	Value	Losses

States and political subdivisions	$779	$(11)	$0	$0	$779	$(11)
Mortgage-backed securities	64,332	(2,738)	0	0	64,332	(2,738)
Other bonds	0	0	20	(114)	20	(114)

Total temporarily impaired	$65,111	$(2,749)	$20	$(114)	$65,131	$(2,863)

Management has the intent and ability to hold these securities for the foreseeable future and the decline in fair value is largely due to increases in market interest rates subsequent to the purchase of the securities.  The fair value is expected to recover as the securities approach their maturity date.

During 2011, the Company recognized $134,000 of other than temporary impairment losses on Collateral Debt Obligation securities ("CDOs") classified as other bonds. The other than temporary impairment losses were based on cash flow analyses pursuant to guidelines for recognition of impairment losses and this $134,000 wrote off the remaining carrying value of these securities.  During 2010 and, 2009, the Company recognized net other than temporary impairment losses on theses CDOS of $645,000 and $3,052,000, respectively.  The impairment losses on these CDOs were due to defaults and deferral of interest by the financial institutions and insurance companies that issued the debt underlying the CDOs.  Subsequently in 2011, the Company sold these CDOs for $250,000 and recognized a gain on the sale of securities for that amount.

At April 1, 2009, the Company changed its accounting treatment to comply with the new accounting guidance concerning impairment that affected the Company’s accounting for its CDOs.  It was determined that $1,572,000 of the net other than temporary impairment loss of $8,529,000 taken on these CDOs during 2008 was the result of noncredit related loss and as such was added back to retained earnings less the tax effect.

Note 2 - Securities (Continued)
(Table amounts in $000s)

During 2011, the Company recognized net other than temporary impairment losses of $29,000 on its investment in preferred stock issued by the Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") writing off the remaining carrying value of these equity securities. In 2011, the Company sold the FNMA and FHLMC preferred stock for $142,000 and recognized a gain on the sale of securities for that amount.  During 2010, the Company recognized net other than temporary impairment losses of $14,000 and none in 2009 on the FNMA and FHLC preferred stock.

Note 3 - Loans
(Table amounts in $ 000s)

Year-end loan and leases were as follows:

	2011	2010
Commercial	$15,827	$20,927
Real estate-construction	28,504	29,776
Real estate-mortgage 1-4 family	35,758	41,228
Real estate-mortgage 5+ family	35,977	44,021
Real estate-mortgage commercial	183,881	223,546
Home equity	21,266	23,392
Leases	295	442
Installment	1,476	1,807
Total loans and leases	322,984	385,139
Less:
Deferred loan fees	(271)	(350)
Loans and leases, net of unearned income and deferred loan fees	322,713	384,789
Allowance for loan and lease losses	(18,984)	(18,336)

Loans and leases, net	$303,729	$366,453

Impaired loans and leases were as follows:

	2011	2010	2009
Year-end impaired loans and leases with no allowance for loan and lease losses allocated	$19,039	$24,294	$20,755
Year-end impaired loans and leases with allowance for loan and lease losses allocated	52,159	56,258	35,499
Total impaired loans and leases impaired at year-end	$71,198	$80,552	$56,254
Amount of the allowance allocated to impaired loans and leases	$11,415	$10,469	$10,052
Average of impaired loans and leases during the year	90,935	73,591	49,061
Interest income recognized on impaired
loans and leases during impairment	2,553	1,596	98

Note 3 - Loans (Continued)
(Table amounts in $000s)

Related parties are directors of the Company of officers of the Company or Bank with the title of Vice President or above and their related interests.  Related party loans were as follows:

2011

Total loans at beginning of year	$218
New loans	57
Repayments	(37)
Other changes	0

Total loans at end of year	$238

The Company had pledged loans with a carrying value of $28,828,000 to the Federal Home Loan Bank of Chicago at December 31, 2011.

Real estate-mortgage commercial loans with a carrying value of $46,970,000 and $68,495,000 were made to borrowers in the hotel industry at December 31, 2011 and 2010, respectively.

At December 31, 2011 and 2010, there were approximately $96,132,000 and $103,050,000, respectively, of loans that had payment schedules where only interest is collected until the loans mature.  Of these loans, $20,427,000 and $23,068,000 consisted of home equity loans at December 31, 2011 and 2010, respectively.

There were no loans held for sale at year-end 2011.

Note 4 - Allowance for Loan and Lease Losses and Credit Disclosures
(Table amounts in $ 000s)

Activity in the allowance for loan and lease losses for the years ended December 31, 2011, 2010 and 2009 follows:

	2011	2010	2009

Balance at beginning of year	$18,336	$18,027	$10,402
Provision charged to operating expense	6,900	9,668	22,778
Loans charged off	(6,396)	(9,490)	(16,134)
Recoveries on loans previously charged off	144	131	981

Balance at end of year	$18,984	$18,336	$18,027

Note 4 - Allowance for Loan and Lease Losses and Credit Disclosures (Continued)
(Table amounts in $ 000s)

Further detail as to the activity in the allowance for loan and lease losses by segment for the year ended December 31, 2011 follows:

For the year ended December 31, 2011	Allowance for Loan and Lease Losses
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial.	$1,013	$(911)	$51	$639	$792
Real estate-construction	2,842	(326)	1	632	3,149
Real estate-mortgage 1-4 family	988	(531)	7	401	865
Real estate-mortgage 5+ family	1,025	(3,121)	0	3,742	1,646
Real estate-mortgage commercial	11,977	(1,326)	82	1,285	12,018
Home equity	468	(175)	0	207	500
Leases	0	0	0	0	0
Installment	23	(6)	3	(6)	14

Total	$18,336	$(6,396)	$144	$6,900	$18,984

Below shows the allocation of the allowance for loan and lease losses by segment to loans and leases individually and collectively evaluated for impairment at December 31, 2011 and 2010:

At December 31, 2011			Allowance		Allowance
			for Loan		for Loan
			Losses		Losses
	Ending		Allocated to		Allocated to
	Balance	Loans	Loans	Loans	Loans
`	Total	Individually	Individually	Collectively	Collectively
	Loans	Evaluated	Evaluated	Evaluated	Evaluated
	and	for	for	for	for
	Leases	Impairment	Impairment	Impairment	Impairment

Commercial	$15,827	$655	$273	$15,172	$519
Real estate-construction	28,504	6,876	2,044	21,628	1,105
Real estate-mortgage 1-4 family	35,758	5,163	396	30,595	469
Real estate-mortgage 5+ family	35,977	3,987	0	31,990	1,646
Real estate-mortgage commercial	183,881	54,074	8,561	129,807	3,457
Home equity	21,266	443	141	20,823	359
Leases	295	0	0	295	0
Installment	1,476	0	0	1,476	14

Balance at December 31, 2011	$322,984	$71,198	$11,415	$251,786	$7,569

At December 31, 2010			Allowance		Allowance
			for Loan		for Loan
			Losses		Losses
	Ending		Allocated to		Allocated to
	Balance	Loans	Loans	Loans	Loans
	Total	Individually	Individually	Collectively	Collectively
	Loans	Evaluated	Evaluated	Evaluated	Evaluated
	and	for	for	for	for
	Leases	Impairment	Impairment	Impairment	Impairment

Commercial	$20,927	$1,570	$614	$19,357	$399
Real estate-construction	29,776	11,711	2,070	18,065	772
Real estate-mortgage 1-4 family	41,228	5,737	441	35,491	547
Real estate-mortgage 5+ family	44,021	8,594	491	35,427	534
Real estate-mortgage commercial	223,546	51,116	6,579	172,430	5,398
Home equity	23,392	1,816	274	21,576	194
	442	0	0	442	0
Installment	1,807	8	0	1,799	23

Balance at December 31, 2010	$385,139	$80,552	$10,469	$304,587	$7,867

Note 4 - Allowance for Loan and Lease Losses and Credit Disclosures (Continued)
(Table amounts in $ 000s)

Below shows the age analysis of the past due loans and leases by segment and class at December 31, 2011 and 2010:

At December 31, 2011							Greater Than
							90 Days Past
				Greater		Total	Due and
		30-59 Days	60-89 Days	Than 90 Days	Total	Loans and	Still
	Current	Past Due	Past Due	Past Due	Past Due	Leases	Accruing

Commercial	$15,273	$6	$0	$548	$554	$15,827	$0
Real estate-construction
1-4 family	14,084	0	0	2,716	2,716	16,800	152
Other	9,820	0	0	1,884	1,884	11,704	0
Real estate-mortgage
1-4 family	32,539	1,672	284	1,263	3,219	35,758	0
Real estate-mortgage
5+ family	32,227	0	0	3,750	3,750	35,977	0
Real estate-mortgage commercial
Owner occupied	53,911	265	471	7,850	8,586	62,497	0
Non-owner occupied	73,162	575	227	450	1,252	74,414	0
Hotel industry	46,970	0	0	0	0	46,970	0
Home equity	20,288	206	71	701	978	21,266	322
Leases	295	0	0	0	0	295	0
Installment	1,442	15	3	16	34	1,476	16

Balance at December 31, 2011	$300,011	$2,739	$1,056	$19,178	$22,973	$322,984	$490

At December 31, 2010							Greater Than
							90 Days Past
				Greater		Total	Due and
		30-59 Days	60-89 Days	Than 90 Days	Total	Loans and	Still
	Current	Past Due	Past Due	Past Due	Past Due	Leases	Accruing

Commercial	$20,178	$78	$158	$513	$749	$20,927	$513
Real estate-construction
1-4 family	14,234	0	0	2,886	2,886	17,120	0
Other	10,263	0	1,184	1,209	2,393	12,656	0
Real estate-mortgage
1-4 family	36,416	894	1,236	2,682	4,812	41,228	130
Real estate-mortgage
5+ family	35,426	164	0	8,431	8,595	44,021	0
Real estate-mortgage commercial
Owner occupied	65,485	749	2,181	414	3,344	68,829	0
Non-owner occupied	84,353	0	272	1,596	1,868	86,221	296
Hotel industry	62,072	0	0	6,424	6,424	68,496	0
Home equity	21,487	73	300	1,532	1,905	23,392	172
Leases	442	0	0	0	0	442	0
Installment	1,756	13	8	30	51	1,807	30

Balance at December 31, 2010	$352,112	$1,971	$5,339	$25,717	$33,027	$385,139	$1,141

 Note 4 - Allowance for Loan and Lease Losses and Credit Disclosures (Continued)
(Table amounts in $ 000s)

The Company utilizes a loan rating system as a means of identifying problem and potential problem loans. Below shows the loan ratings of loans and leases by segment and class at December 31, 2011and 2010:

At December 31,2011	Pass	Watch	Substandard	Nonaccrual	Doubtful	Total

Commercial	$12,587	$2,247	$445	$548	$0	$15,827
Real estate-construction
1-4 family	2,345	4,230	7,662	2,563	0	16,800
Other	277	6,602	2,941	1,884	0	11,704
Real estate-mortgage 1-4 family	25,430	4,968	4,097	1,263	0	35,758
Real estate-mortgage 5+ family	25,105	6,885	0	3,987	0	35,977
Real estate-mortgage commercial
Owner occupied	31,778	12,211	10,186	8,322	0	62,497
Non-owner occupied	41,096	20,031	12,837	450	0	74,414
Hotel industry	3,784	9,358	33,828	0	0	46,970
Home equity	19,527	792	504	443	0	21,266
Leases	247	48	0	0	0	295
Installment	1,476	0	0	0	0	1,476

Balance at December 31, 2011	$163,652	$67,372	$72,500	$19,460	$0	$322,984

At December 31, 2010	Pass	Watch	Substandard	Nonaccrual	Doubtful	Total

Commercial	$17,470	$1,887	$1,570	$0	$0	$20,927
Real estate-construction
1-4 family	6,587	1,181	6,466	2,886	0	17,120
Other	557	9,740	1,150	1,209	0	12,656
Real estate-mortgage 1-4 family	30,356	5,135	3,185	2,552	0	41,228
Real estate-mortgage 5+ family	25,341	10,086	0	8,594	0	44,021
Real estate-mortgage commercial
Owner occupied	39,757	17,282	9,985	1,805	0	68,829
Non-owner occupied	52,509	29,034	3,378	1,300	0	86,221
Hotel industry	19,207	14,641	28,224	6,424	0	68,496
Home equity	20,783	793	457	1,359	0	23,392
Leases	358	84	0	0	0	442
Installment	1,799	0	8	0	0	1,807

Balance at December 31, 2010	$214,724	$89,863	$54,423	$26,129	$0	$385,139

Note 4 - Allowance for Loan and Lease Losses and Credit Disclosures (Continued)
(Table amounts in $ 000s)

Management has defined recorded investment to be the borrower's principal balance less partial charge-offs. The following table presents loans and leases by segment and class individually evaluated for impairment at December 31, 2011 and 2010:

	At December 31. 2011			For the Year 2011
		Unpaid		Average	Investment
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$0	$0	$0	$152	$0
Real estate-construction
1-4 family	34	34	0	4,607	176
Other	734	2,468	0	1,109	0
Real estate-mortgage 1-4 family	2,039	2,039	0	3,391	96
Real estate-mortgage 5+ family	3,987	3,987	0	8,856	38
Real estate-mortgage commercial
Owner occupied	5,254	5,254	0	6,333	185
Non-owner occupied	3,927	3,927	0	10,281	408
Hotel industry	3,034	3,034	0	2,758	132
Home equity	30	30	0	67	20
Leases	0	0	0	0	0
Installment	0	0	0	0	0
With an allowance recorded:
Commercial	655	1,416	273	1,026	1
Real estate-construction
1-4 family	4,958	4,958	1,960	4,861	103
Other	1,150	1,150	84	1,150	22
Real estate-mortgage 1-4 family	3,124	3,124	396	2,899	131
Real estate-mortgage 5+ family	0	0	0	0	0
Real estate-mortgage commercial
Owner occupied	10,319	10,319	2,974	9,549	97
Non-owner occupied	746	746	458	746	2
Hotel industry	30,794	34,393	5,129	31,523	1,139
Home equity	413	413	141	1,621	2
Leases	0	0	0	0	0
Installment	0	0	0	6	1

Total:
Commercial	$655	$1,416	$273	$1,178	$1
Real estate-construction	6,876	8,610	2,044	11,727	301
Real estate-mortgage 1-4 family	5,163	5,163	396	6,290	227
Real estate-mortgage 5+ family	3,987	3,987	0	8,856	38
Real estate-mortgage commercial	54,074	57,673	8,561	61,190	1,963
Home equity	443	443	141	1,688	22
Leases	0	0	0	0	0
Installment	0	0	0	6	1

Total	$71,198	$77,292	$11,415	$90,935	$2,553

	At December 31. 2010
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance

With no related allowance recorded:
Commercial	$35	$35	$0
Real estate-construction
1-4 family	1,680	1,680	0
Other	734	2,468	0
Real estate-mortgage 1-4 family	3,454	3,454	0
Real estate-mortgage 5+ family	7,172	7,172	0
Real estate-mortgage commercial
Owner occupied	2,971	2,971	0
Non-owner occupied	1,768	1,768	0
Hotel industry	5,947	5,947	0
Home equity	525	525	0
Leases	0	0	0
Installment	8	8	0
With an allowance recorded:
Commercial	1,535	1,535	614
Real estate-construction
1-4 family	7,673	7,673	1,902
Other	1,624	1,624	168
Real estate-mortgage 1-4 family	2,283	2,283	441
Real estate-mortgage 5+ family	1,422	1,422	491
Real estate-mortgage commercial
Owner occupied	8,369	8,369	978
Non-owner occupied	3,360	3,567	239
Hotel industry	28,701	31,677	5,362
Home equity	1,291	1,291	274
Leases	0	0	0
Installment	0	0	0

Total:
Commercial	$1,570	$1,570	$614
Real estate-construction	11,711	13,445	2,070
Real estate-mortgage 1-4 family	5,737	5,737	441
Real estate-mortgage 5+ family	8,594	8,594	491
Real estate-mortgage commercial	51,116	54,299	6,579
Home equity	1,816	1,816	274
Leases	0	0	0
Installment	8	8	0

Total	$80,552	$85,469	$10,469

Note 4 - Allowance for Loan and Lease Losses and Credit Disclosures (Continued)
(Table amounts in $ 000s)

The following table presents number of loans and leases classified as troubled debt restructurings during 2011by segment.  The pre-modification recorded investment balances of these loans and leases are shown by segment as of the date prior to classification as troubled debt restructurings.  The post-modification recorded investment balances of these loans and leases by segment and class are shown as of December 31, 2011:

At December 31, 2011	Troubled Debt Restructurings
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial	1	$109	$108
Real estate-construction
1-4 family	2	1,177	1,181
Other	0	0	0
Real estate-mortgage 1-4 family	24	2,438	2,405
Real estate-mortgage 5+ family	0	0	0
Real estate-mortgage commercial
Owner occupied	9	6,894	6,852
Non-owner occupied	4	3,146	3,146
Hotel industry	1	5,433	5,500
Home equity	0	0	0
Leases	0	0	0
Installment	0	0	0

Total	41	$19,197	$19,192

The following table presents number and recorded investment of loans and leases classified as troubled debt restructurings during 2011 that subsequently defaulted:

At December 31, 2011	Troubled Debt Restructurings
	that Subsequently Defaulted
	Number of Loans	Recorded Investment

Commercial	0	$0
Real estate-construction
1-4 family	0	0
Other	0	0
Real estate-mortgage 1-4 family	0	0
Real estate-mortgage 5+ family	0	0
Real estate-mortgage commercial
Owner occupied	3	765
Non-owner occupied	0	0
Hotel industry	0	0
Home equity	0	0
Leases.	0	0
Installment.	0	0

Total at December 31, 2011	3	$765

Note 5 - Office Buildings and Equipment
(Table amounts in $ 000s)

Office and equipment consisted of the following at December 31, 2011 and 2010:

	2011	2010

Land	$2,895	$2,895
Office buildings and improvement	13,207	12,936
Furniture and equipment	4,663	4,650

Total cost	20,765	20,481
Accumulated depreciation	(11,696)	(11,027)

Net book value	$9,069	$9,454

Depreciation expense amounted to approximately $686,000 in 2011, $674,000 in 2010 and $632,000 in 2009.

Note 6 - Other Real Estate Owned
(Table amounts in $ 000s)

The Company carries as other real estate owned properties acquired through loan foreclosure and repossession. Year-end other real estate owned consisted of the following properties:

	2011	2010

Real estate - vacant land	$2,212	$2,209
Real estate - 1-4 family	1,834	1,695
Real estate - 5+ family	6,565	7,544
Real estate - commercial	8,731	12,878

Total other real estate owned	$19,342	$24,326

The above table includes a valuation allowance of $4.7 million and $3.5 million at December 31, 2011 and 2010, respectively.

Activity to other real estate owned for the years ended December 31, 2011, 2010 and 2009 follows:

	2011	2010	2009

Balance at beginning of year	$24,326	$19,198	$10,575
Additions	9,633	21,261	18,317
Improvements	0	34	243
Sales proceeds	(10,616)	(12,140)	(6,783)
Gains (losses) on sales	17	(236)	(1,432)
Net write-downs	(4,018)	(3,791)	(1,722)

Balance at end of year	$19,342	$24,326	$19,198

Note 7 - Goodwill and Core Deposit Intangible Assets
(Table amounts in $ 000s)

The Company had no goodwill or intangible assets at year-end 2011 or 2010.

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

The Company had a core deposit intangible asset arising from the First State Bank of Round Lake acquisition on January 5, 2004 that was recorded at $3,246,000.  During 2010, the core deposit intangible was fully amortized with amortization expense of $462,000 in 2010 and $464,000 in 2009.  The core deposit intangible was amortized on the straight-line method over seven years.

Note 8 - Deposits
(Table amounts in $ 000s)

At year-end 2011, stated maturities of time deposits were:

2012	$128,802
2013	15,845
2014	4,122
2015	1,188
2016	2,360

$152,317

Related parties are Directors of the Company of officers of the Company or Bank with the title of Vice President or above and their related interests.  Related party deposits at year-end 2011 and 2010 totaled $2,096,000 and $8,486,000, respectively.

Brokered deposits at year-end 2011 and 2010 totaled $11,853,000 and $32,183,000, respectively.  Included in brokered deposits were CDARS time deposits.  CDARS time deposits are Bank customer time deposits of $250,000 or greater that allow the depositor to increase their FDIC insurance coverage over FDIC limits.  The Bank trades portions of the customers' time deposits with other independent financial institutions across the county to accomplish this.  The effect is that it allows large time deposit customers to have their entire balance insured by the FDIC. At year-end 2011 and 2010, the Company had $11,853,000 and $11,189,000, respectively, of CDARS time deposits.

At year-end 2011 and 2010, the Company had $28,478,000 and $48,605,000, respectively, of wholesale internet deposits derived from internet advertising that are not considered brokered deposits.

Note 9 - Borrowings
(Table amounts in $ 000s)

Securities sold under agreements to repurchase totaled $19,455,000 and $35,517,000 at year-end 2011 and 2010, respectively.  These repurchase agreements were secured by mortgage-backed securities with a carrying amount of $23,491,000 and $39,056,000 at December 31, 2011 and 2010, respectively.

Securities sold under agreements to repurchase are financing arrangements that mature within one year.  At maturity, the securities underlying the agreements are returned to the Company.  Information concerning securities sold under agreements to repurchase and federal funds purchased is summarized as follows:

	2011	2010
Average daily balance during the year	$24,144	$40,217
Average interest rate during the year	0.30%	0.66%
Maximum month end balance during the year	$29,586	$46,044
Weighted average interest rate at year-end	0.17%	0.44%

Related parties are Directors of the Company or officers of the Company or Bank with the title of Vice President or above and their related interests.  There were no related party securities sold under repurchase agreements at year-end 2011 and at year-end 2010 related party securities sold under repurchase agreements totaled $4,348,000.

At year-end 2011, there were two customer relationships in which the customer had securities sold under repurchase agreements that totaled in excess of 10% of the consolidated stockholders' equity.  These relationships totaled $5,888,000 and had a weighted average maturity of one day.

The Company had no advances from the Federal Home Loan Bank (“FHLB”) at December 31, 2011 and 2010.

The Banks maintains a collateral pledge agreement with the FHLB covering secured advances whereby the Bank pledges mortgage loans on 1-4 family homes or 5+ family dwellings.  At December 31, 2011 the Company had $28,828,000 in loans pledged to the FHLB, securing an unfunded line of credit of $15,420,000.

Federal funds purchased is a short-term borrowing from a money center bank or from the Federal Reserve Bank discount window.  At December 31, 2011 and December 31, 2010 there were no federal funds purchased.

Note 10 – Subordinated Debentures

On September 15, 2005, the Company issued $10.3 million of trust preferred securities through Northern States Statutory Trust I, a consolidated wholly-owned grantor trustee, which in turn issued $10.3 million of trust preferred securities.  The Company was required to hold $310,000 of the trust preferred securities as Common Securities while the remaining $10 million was issued as Capital Securities.  The subordinated debentures mature in September 2035 and at December 31, 2011 carry an interest rate of 2.346%. At December 31, 2010, the subordinated debentures carried a rate of 2.103%.  The subordinated debentures currently and until maturity bear interest at a rate equal to the sum of the 3-month London Interbank Offered Rate (“LIBOR”) plus 1.80%. From December 2005 until September 15, 2010, the subordinated debentures carried an interest at a rate equal to the sum of the product of 50% times the 3-month London Interbank Offered Rate (“LIBOR”) plus 1.80%, plus the product of 50% times 6.186%. The 3-month LIBOR rate used at December 31, 2011 and 2010 was 0.546% and 0.302%, respectively.  For the years ended December 31, 2011, 2010 and 2009, interest expense on the subordinated debentures was $234,000, $381,000 and $455,000, respectively.

The Company has guaranteed the payment of distributions and payments upon liquidation or redemption of the trust preferred securities, in each case to the extent of funds held by the Trust.  The Company and the Trust believe that, taken together, the obligations of the Company under the guarantee, the subordinated debentures, and other related agreements provide, in the aggregate, a full, irrevocable and unconditional guarantee, on a subordinated basis, of all of the obligations of the Trust under the trust preferred securities. Subject to certain limitations, the Company has the right to defer the payment of interest on the junior subordinated debentures at any time, or from time to time, for a period not to exceed 20 consecutive quarters.  In November 2009, the Company notified the trustee that holds the Company’s junior subordinated debentures relating to its outstanding trust preferred securities that the Company would be deferring its regularly scheduled quarterly interest payments.  The Company has continued to defer its regularly scheduled quarterly interest payments through December 31, 2011. At December 31, 2011, the Company had deferred nine quarterly payments and accrued interest payable on the subordinated debentures totaling $743,000.  During the deferral period, the Company may not pay any dividends on its common or preferred stock.  The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the subordinated debentures at maturity or their earlier redemption. The subordinated debentures became callable at par beginning on September 15, 2010 at the discretion of the Company if certain conditions are met, and, in any event, only after the Company obtains Federal Reserve Bank approval, if required under applicable guidelines or regulations.  Subject to certain exceptions, the Company may not without the consent of the Treasury Department engage in repurchases of the Company’s common stock or trust preferred securities until all shares of Series A Preferred Stock issued to the Treasury Department have been redeemed or transferred by the Treasury Department.

Regulations allow bank holding companies and banks to include subordinated debentures, subject to some limitations, as a component of capital for the purpose of meeting certain regulatory requirements

Note 11 - Income Taxes
(Table amounts in $ 000s)

A summary of federal and state income taxes on operations follows:

	2011	2010	2009
Current payable tax:
Federal	$0	$0	$(2,174)
State	0	0	0
Change in valuation allowance	3,962	2,639	13,680
Deferred tax (benefit)	(3,962)	(2,639)	(5,944)

Provision for income taxes	$0	$0	$5,562

The components of deferred tax assets and liabilities at December 31, 2011 and 2010 follow:

	2011	2010
Deferred tax assets:
Allowance for loan and lease losses	$7,645	$7,118
Deferred compensation and directors' fees	100	96
Net operating loss carry forward for state income tax purposes	2,075	1,013
Net operating loss carry forward for federal income tax purposes	8,723	2,822
Alternative minimum tax credit carry forward	380	380
Low income housing limited partnership credit carry forward	402	402
Impairment on securities available for sale	0	4,683
Unrealized loss on securities available for sale	0	976
Basis difference in other real estate owned	2,018	1,587
Other items	63	136
Gross deferred tax assets	21,406	19,213
Deferred tax liabilities:
Depreciation	(224)	(901)
Federal Home Loan Bank stock dividends	(202)	(195)
Deferred loan fees	(345)	(310)
Basis difference in acquired assets	(352)	(507)
Unrealized gain on securities available for sale	(658)	0
Other items	(2)	(5)
Gross deferred tax liabilities	(1,783)	(1,918)
Valuation allowance	(20,281)	(16,319)

Net deferred tax (liability) asset	$(658)	$976

The remaining net deferred tax liability of the Company at year-end 2011 of $658,000 consists primarily of the tax effect of the unrealized gains of the Company's securities.  There was no deferred tax asset valuation allowance against this deferred tax item as the amount changes as the market values of the securities change.

In 2011, the Company had an accumulated net operating loss for state income tax purposes of approximately $37,746,000, which will be carried forward to reduce future taxable income.  The State of Illinois has suspended the use of net operating losses carried forward until the 2014 tax year. The net operating loss carried forward will begin to expire in 2020 if it is not utilized.

Note 11 - Income Taxes (Continued)
(Table amounts in $ 000s)

At December 31, 2011, the Company had an accumulated net operating loss for federal income tax purposes of approximately $25,655,000, which will be carried forward to reduce future taxable income.  The net operating loss carried forward will expire in 2029 if it is not utilized.

At December 31, 2011, the Company had a low income housing investments tax credit carry forward of $402,000 for federal income tax purposes.  This credit will expire in 2026 if it is not utilized.

At December 31, 2011, the Company had an alternative minimum tax credit carry forward of $380,000 for federal income tax purposes.  There is no statutory expiration date for this credit.

The provision for income taxes differs from that computed at the statutory federal corporate rates as follows:

	2011	2010	2009

Income tax calculated at statutory rate (34%)	$(2,274)	$(2,161)	$(10,199)
Add (subtract) tax effect of:
Tax-exempt income, net of disallowed interest expense	(117)	(136)	(171)
State income tax, net of federal tax benefit	(419)	(306)	(1,445)
Tax credits from low income housing investments	(80)	(80)	(80)
Goodwill impairment	0	0	3,696
Change in valuation allowance	3,962	2,639	13,680
Change in effective state income tax rate	(237)	0	0
Other items, net	(835)	44	81

Provision for income taxes	$0	$0	$5,562

During 2009, the Company recognized a $9,522,000 write-down of its goodwill.  The Company was unable to tax affect the goodwill write-down as it primarily was derived from the acquisition of another financial institution through the purchase of the financial institution's stock.

Prior to being merged with the Bank, the former subsidiary, First Federal Bank, fsb (the "Thrift") qualified under provisions of the Internal Revenue Code which permitted it to deduct from taxable income a provision for bad debts which differed from the provision charged to income in the financial statements.  Tax legislation passed in 1996 requires all thrift institutions to deduct a provision for bad debts for tax purposes based on actual loss experience.  Retained earnings at December 31, 2011 includes approximately $3,269,000 for which no provision for federal income taxes has been made.  If, in the future, this portion of retained earnings is used for any purpose other than to absorb bad debt losses, federal income taxes would be imposed at the then prevailing rates, resulting in approximately $1,269,000 of deferred tax liability.

At year-end 2011, management reviewed whether it had any material contingent liabilities associated with uncertain tax positions and determined that it had none.

Note 12 – Preferred Stock

On February 20, 2009, pursuant to the Treasury Department’s TARP Capital Purchase Program, the Company issued to the Treasury Department, in exchange for total proceeds of $17,211,000, (i) 17,211 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), par value $.40 per share and a liquidation amount per share equal to $1,000 per share, and (ii) a ten-year warrant (the “Warrant”) to purchase up to 584,084 shares of the Company’s common stock, at an exercise price of $4.42 per share.  The $17,211,000 proceeds were allocated to the Series A Preferred Stock and the Warrant based on the relative fair value of the instruments.  The fair value of the preferred stock was estimated using an approximate 12% discount rate and a five-year expected life.  A fair value of $681,000 was estimated for the warrants using a Black-Sholes valuation.  The assumptions used in the Black-Sholes valuation were as follows: $4.42 strike price based on the contract, approximately 53% for calculated volatility, 3.1% for weighted average dividends, five years for the expected term and 2% for the risk free rate.

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

Dividends are payable quarterly on the Series A Preferred Stock at an annual dividend rate of 5% per year for the first five years, and 9% per year thereafter.  The effective yield of the Series A Preferred Stock approximates 5.94%.  At November 15, 2009, the Company suspended its dividend payment to the Treasury Department on its Series A Preferred Stock and has continued to suspend its dividend payments through year-end 2011.  At December 31, 2011, the Company owed the Treasury Department $2,156,000 in dividends on the Series A. Preferred Stock.  The suspension of dividend payments is permissible under the terms of the TARP Capital Purchase Program, but the dividend is a cumulative dividend and failure to pay dividends for six dividend periods triggers board of director appointment rights for the holder of the Series A Preferred Stock.  At December 31, 2011, the Company had suspended payment on nine dividend payments.  In January 2011 the Company agreed to allow a Treasury observer to attend its board of directors meetings.

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

Note 13 - Regulatory Matters
(Table amounts in $ 000s)

The Company and its subsidiary, NorStates Bank, are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting, and other factors, and the regulators can change classifications in certain cases.  Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

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

Actual capital levels and minimum statutory required levels were as follows at December 31, 2011 and 2010:

					Minimum Required to be
			Minimum Required		Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2011
Tier I Capital
(to average assets)
Consolidated	$36,918	7.53%	$19,599	4.00%	N/A
NorStates Bank	39,855	8.20	19,449	4.00	24,311	5.00

Tier I Capital
(to risk weighted assets)
Consolidated	36,918	11.64	12,686	4.00	N/A
NorStates Bank	39,855	12.55	12,699	4.00	19,049	6.00

Total Capital
(to risk weighted assets)
Consolidated	41,555	13.10	25,372	8.00	N/A
NorStates Bank	44,009	13.86	25,398	8.00	31,748	10.00

2010
Tier I Capital
(to average assets)
Consolidated	$44,792	8.11%	$22,101	4.00%	N/A
NorStates Bank	45,962	8.34	22,044	4.00	27,555	5.00

Tier I Capital
(to risk weighted assets)
Consolidated	44,792	11.49	15,592	4.00	N/A
NorStates Bank	45,962	11.79	15,598	4.00	23,397	6.00

Total Capital
(to risk weighted assets)
Consolidated	49,831	12.78	31,183	8.00	N/A
NorStates Bank	51,003	13.08	31,196	8.00	38,995	10.00

Note 13 - Regulatory Matters (Continued)

On March 17, 2011, the Company and the Federal Reserve Bank entered into a Written Agreement.  Pursuant to the Written Agreement, among other things, the Company has agreed to:  (i) serve as a source of strength to the Bank; (ii) abstain from paying any dividends, redeeming any stock or incurring any debt without Federal Reserve approval; (iii) adopt a capital plan; (iv) provide the Federal Reserve with cash flow projections on a quarterly basis; (v) notify the Federal Reserve of the proposed addition of any individual to the Board of Directors or the employment of any individual as a senior executive officer of the Company before such addition or employment becomes effective; and (vi) provide progress reports to the Federal Reserve concerning the Company’s compliance with the Written Agreement.

Prior to the Written Agreement, the Company adopted a Board Resolution dated November 17, 2009 which the Written Agreement superseded. The Board Resolution required that the Company obtain written approval from the Federal Reserve prior to: (i) paying dividends to common or preferred stockholders (ii) increasing holding company level debt or subordinated debentures issued in conjunction with trust preferred securities obligations (iii) paying interest on subordinated debentures or (iv) repurchasing Company stock.

In November 2009, in response to the Board Resolution, the Company notified the U.S. Treasury Department (“Treasury”) of its intent to suspend its dividend payments on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”). The suspension of the dividend payments is permissible under the terms of the Troubled Asset Relief Program Capital Purchase Program, but the dividend is a cumulative dividend and failure to pay dividends for six dividend periods triggers board of director appointment rights for the holder of the Series A Preferred Stock.  At December 31, 2011, the Company had suspended nine dividend payments and has a payable of $2,156,000 for the preferred stock dividends. The Treasury Department has not yet exercised its director appointment rights.  In January 2011, the Company agreed to allow a Treasury Department observer to attend its board of directors meetings.  While dividends are being deferred on the preferred stock issued under the TARP CPP, the Company may not pay dividends on its common stock.

In November 2009, the Company notified the trustee that holds the Company’s junior subordinated debentures relating to its trust preferred securities that the Company would be deferring its regularly scheduled quarterly interest payments. The Company has the right to defer the payment of interest on the junior subordinated debentures at any time, for a period not to exceed 20 consecutive quarters. At December 31, 2011, the Company had deferred payment of nine regularly scheduled quarterly interest payments and has a payable of $743,000 for the interest on the subordinated debentures.  During the deferral period, the Company may not pay any dividends on its common or preferred stock.

On April 16, 2010 the NorStates Bank ("Bank") and the FDIC and the IDFPR entered into a joint Consent Order.  The Consent Order requires, among other things, increased Bank Board of Directors oversight, certain minimum capital levels, action plans to reduce and manage its classified assets and no payments of dividends without prior approval from its regulators (see Note 21).

The Consent Order requires the Bank to maintain Tier 1 capital to average assets at a minimum of 8.00% and total capital to risk weighted assets at a minimum of 12.00%.  As noted above, the Bank's Tier 1 capital to average assets was 8.20% and total capital to risk weighted assets was 13.86% as of December 31, 2011.  Under the Consent Order the Bank may not be considered "well capitalized" for capital adequacy purposes even if it exceeds the levels of capital set forth in the Consent Order.  As of December 31, 2011, the Bank was considered "adequately capitalized".

Following a compliance examination of the Bank, performed by the FDIC, the Board of Directors of the Bank approved and signed on October 20, 2010, a memorandum of understanding (“MOU”) concerning the Bank’s compliance program and deficiencies identified during the examination of the Bank.  On December 29, 2011, the FDIC terminated the MOU because the Bank improved its compliance management system.

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

At year-end 2011 and 2010, reserves of $7,077,000 and $7,715,000 were required as deposits with the Federal Reserve or as cash on hand.  At year-end 2011, the Company earned interest on its deposits at the Federal Reserve at a rate of 0.25%.

Cash and cash equivalents at December 31, 2011 and 2010 included $32,327,000 and $17,900,000, respectively, at the Company's main correspondent bank, the Federal Reserve Bank.

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

A summary of the notional or contractual amounts of financial instruments with off-balance-sheet risk at year-end follows:

	2011	2010
Unused lines of credit and commitments to make loans:
Fixed rate	$3,908	$3,663
Variable rate	28,317	32,853

Total	$32,225	$36,516

Standby letters of credit	$2,283	$3,210

Commitments to make loans at a fixed rate have interest rates ranging primarily from 5.00% to 6.75% at December 31, 2011.

Commitments to make loans to related parties totaled $247,000 and $220,000 at December 31, 2011 and 2010, respectively.

Other real estate includes a property acquired in 1987 through the receipt of a deed in lieu of foreclosure.  This property is a former commercial/industrial site located overlooking Lake Michigan in Waukegan, Illinois, with a carrying value of $1,901,000 at December 31, 2011.  On January 4, 2012, the Company received a No Further Remediation Letter (“NFR”) from the Illinois Environmental Protection Agency stating that the property has been “released from further responsibilities under the Environmental Protection Act” and that “the site does not constitute a threat to human health and the environment and does not require further remediation.”  No determination has yet been made as to the ultimate use of the property, which must be approved by the City of Waukegan as part of its Lakefront Downtown Master Plan.  The appraised value of the property supports the Company's carrying value.

Note 15 - Loss Per Share and Capital Matters
(Table amounts in $ 000s, except per share data)

Information related to common stockholders' equity at December 31, 2011 and 2010 was as follows:

	2011	2010

Par value per share	$0.40	$0.40
Authorized shares	6,500,000	6,500,000
Issued shares	4,472,255	4,472,255
Outstanding shares	4,277,755	4,072,255
Treasury shares	194,500	400,000

During 2009, the Company issued preferred stock and common stock equivalents from warrants related to funds received from the Treasury through its Capital Purchase Program. However, common stock equivalents from warrants during 2011, 2010 and 2009 were antidilutive and, therefore, not used in computing diluted loss per share.

 Net loss available to common stockholders was utilized to calculate both basic and diluted loss per share for all years presented.  Information regarding weighted average shares utilized in computing basic and diluted loss per share is as follows:

	2011	2010	2009
Basic earnings per share:
Net loss	$(6,687)	$(6,362)	$(35,558)
Dividends to preferred stockholders	938	893	743
Accretion of discount on preferred stock	136	127	111
Net loss available to common stockholders	$(7,761)	$(7,382)	$(36,412)
Weighted average common shares outstanding	4,276,478	4,072,255	4,072,255
Basic loss per share	$(1.81)	$(1.81)	$(8.94)

Diluted earnings per share:
Net loss	$(6,687)	$(6,362)	$(35,558)
Dividends to preferred stockholders	938	893	743
Accretion of discount on preferred stock	136	127	111
Net loss available to common stockholders	$(7,761)	$(7,382)	$(36,412)
Weighted average common shares outstanding	4,276,478	4,072,255	4,072,255
Add: Dilutive effect of assumed warrant exercises	0	0	0
Weighted average common and dilutive common shares outstanding	4,276,478	4,072,255	4,072,255
Diluted loss per share	$(1.81)	$(1.81)	$(8.94)

At the May 21, 2009 annual meeting of stockholders, the 2009 Restricted Stock Plan (the "Plan") was approved by the stockholders.  The Plan authorizes the issuance of 400,000 shares of the Company's common stock to be issued in whole or in part from treasury shares or authorized and unissued shares not reserved for any other purpose. Awards from the Plan may be made to directors and employees of both the Company and/or its subsidiaries and may consist of restricted stock with associated voting rights and the right to receive dividends.  Awards may also be issued as stock units not having voting rights or the right to receive dividends until the terms of the award are satisfied and the shares of the Company's stock are actually issued; however, dividends may be credited to a restricted stock award.  The terms and conditions of each award is set forth and described in an award agreement between the Company and the participant.

During 2011, 207,500 shares of restricted Company stock were issued pursuant to the Plan from treasury stock.  Subsequently during 2011, 2,000 shares of the restricted stock were forfeited and returned to treasury stock.  The net effect was that at year-end 2011, these transactions increased the amount of shares outstanding to 4,277,755.

Note 16 - Other Comprehensive Income (Loss)
(Table amounts in $ 000s)

Other comprehensive income (loss) components and related taxes were as follows:

Years ended December 31,	2011	2010	2009

Changes in unrealized holding gains (losses) on securities available for sale	$4,639	$2,096	$(4,370)
Reclassification adjustments for gains recognized in income	(527)	(2,390)	(3,908)
Impairment losses recognized in income	163	659	3,052
Net unrealized gains (losses)	4,275	365	(5,226)
Adjustment for change in accounting from adoption of a new accounting pronouncement (see Note 2)	0	0	1,572
Tax effect	(1,634)	(126)	1,431

Other comprehensive income (loss)	$2,641	$239	$(2,223)

Note 17 - Fair Value Measurement
(Table amounts in $ 000s)

Below shows information about the Company's securities that were measured at fair value on a recurring basis at year-end 2011 and 2010, and the valuation techniques used by the Company to determine fair values.

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

On an annual basis the Company validates the measurement of the fair values of its securities with an independent securities valuation firm. This independent securities valuation firm determines the fair values of the securities portfolio that is then compared to the fair value using the methods outlined.  When this validation was last done on September 30, 2011, the difference between the fair value reported and the fair value determined by the independent securities valuation firm was considered immaterial.

Note 17 - Fair Value Measurement (Continued)
(Table amounts in $ 000s)

Securities Available for Sale		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
December 31, 2011		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
States and political subdivisions	$3,117	$0	$2,172	$945
Mortgage-backed securities	79,762	0	79,762	0
Equity securities	4,261	4,261	0	0
At December 31, 2011	$87,140	$4,261	$81,934	$945

December 31, 2010

U.S Treasury	$1,002	$1,002	$0	$0
States and political subdivisions	3,997	0	3,997	0
Mortgage-backed securities	82,648	0	82,648	0
Other bonds	20	0	0	20
Equity securities	4,163	4,163	0	0
At December 31, 2010	$91,830	$5,165	$86,645	$20

The Company's change in Level 3 measured at fair value on a recurring basis were as follows:

Securities Available for Sale
Balance at December 31, 2009	$37
Net realized and unrealized gains (losses) included in loss	(659)
Net realized (losses) included in other comprehensive income	642
Net purchase, sales, calls and maturities	0
Net transfers into Level 3	0

Balance at December 31, 2010	20
Net realized and unrealized gains (losses) included in loss	(163)
Net realized (losses) included in other comprehensive income	143
Net purchase, sales, calls and maturities	0
Net transfers into Level 3	945

Balance at December 31, 2011	$945

During 2011, the fair value of a security having a carrying value of $945,000 at year-end 2011 could no longer be determined using significant other observable inputs, or Level 2, as it consisted of a local nonrated municipal issue.  At year-end 2011, fair value was determined using significant unobservable inputs, or Level 3, based on an outside investment broker’s analysis of the financial condition of the municipality issuing the security.

The Company used accounting guidelines to determine other than temporary impairment losses on its Collateralized Debt Obligations ("CDOs") as the fair value of these securities was not readily determinable by the market.  The impairment losses on the CDOs were due to defaults and deferral of payments by the financial institutions and insurance companies that issued the debt underlying the securities. During 2011, the Company used cash flow analyses on its CDOs to determine other than temporary impairment losses of $134,000, fully writing off the remaining book value of these securities.  Subsequently in 2011, the Company sold these CDOs for $250,000 recognizing a gain on the sale of securities for that amount.   During 2010, the Company used cash flow analyses on these CDOs and recognized other than temporary impairment losses of $645,000 leaving a carrying value of $20,000 for these securities at year-end 2010.

Note 17 - Fair Value Measurement (Continued)
(Table amounts in $ 000s)

During 2011, the Company recognized other than temporary impairment losses on its equity securities consisting of preferred stock issued by the Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”)  of $29,000, fully writing off the remaining book value of these securities.  Subsequently in 2011, the Company sold these equity securities for $142,000 recognizing a gain on the sale of securities for that amount.   During 2010, the Company recognized other than temporary impairment losses for these equity securities of $14,000 leaving a carrying value of $29,000 for these securities at year-end 2010.

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

During 2011, 2010 and 2009, the Company recorded adjustments to certain collateral dependent loans that were measured for impairment in accordance with accounting guidelines.  Such amounts are generally based on the estimated underlying collateral values less estimated costs to sell that support the loans.  In cases where the carrying values of the loans exceed the estimated fair values of the collateral less estimated costs, an impairment loss was recognized.  During 2011, 2010 and 2009, the Company also recorded adjustments to certain cash flow dependent loans consisting primarily of trouble debt restructured loans that were measured for impairment in accordance with accounting guidelines.  In the case of the cash flow dependent troubled debt restructured loans, impairment was determined by comparing the discounted cash flows based on the concessions with the Company’s recorded investment.  The Company made allocations for impaired loans totaling $6,303,000, $9,776,000 and $21,836,000 in 2011, 2010 and 2009, respectively.

Impaired Loans		Fair Value Measurements at Reporting Date Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
At December 31, 2011	$40,744	$0	$0	$40,744

At December 31, 2010	$56,992	$0	$0	$56,992

During 2011, 2010 and 2009, the Company recorded adjustments to certain properties carried as other real estate owned that were measured for impairment in accordance with accounting guidelines.  Such amounts are generally based on the estimated underlying fair values of the properties less estimated costs to sell.  In cases where the carrying values of the properties exceed the estimated fair values of the properties less estimated costs, an impairment loss was recognized.  These adjustments recorded as write-downs of other real estate owned totaled $4,018,000, $3,791,000 and $1,722,000 in 2011, 2010 and 2009, respectively.

Impaired Other Real Estate Owned		Fair Value Measurements at Reporting Date Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
At December 31, 2011	$18,300	$0	$0	$18,300

At December 31, 2010	$23,874	$0	$0	$23,874

Note 18 - Fair Values of Financial Instruments
(Table amounts in $ 000s)

The following methods and assumptions were used to estimate fair values for financial instruments.  Securities' fair values are based on quoted market prices or, if no quotes are available, on the rate and term of the security and or information about the issuer.  For loans, leases, deposits, securities sold under repurchase agreements and fixed rate FHLB advances, the fair value is estimated by discounted cash flow analysis using market rates for the estimated life and credit risk.  Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.  The fair value of off-balance sheet items is based on the fees or cost that would currently be charged to enter or terminate such arrangements, and the amount is not material. Fair value for cash and cash equivalents, accrued interest receivable, advances from borrowers for taxes and insurance and accrued interest payable are estimated at carrying value. The estimated fair value for Federal Home Loan Bank stock is equal to the carrying value based on the restricted nature of the stock.

The estimated year end fair values of financial instruments were:

2011	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$37,833	$37,833
Securities available for sale	87,140	87,140
Loans and leases, net	303,729	313,338
Federal Home Loan Bank stock	1,801	1,801
Accrued interest receivable	1,401	1,401

Financial liabilities:
Deposits	$(397,631)	$(397,885)
Securities sold under repurchase agreements	(19,455)	(19,417)
Subordinated debentures	(10,310)	(4,375)
Advances from borrowers for taxes and insurance	(1,222)	(1,222)
Accrued interest payable	(1,127)	(1,127)

2010	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$30,357	$30,357
Securities available for sale	91,830	91,830
Loans and leases, net	366,453	359,891
Federal Home Loan Bank stock	1,801	1,801
Accrued interest receivable	1,751	1,751

Financial liabilities:
Deposits	$(446,551)	$(447,147)
Securities sold under repurchase agreements	(35,517)	(35,421)
Subordinated debentures	(10,310)	(5,904)
Advances from borrowers for taxes and insurance	(1,109)	(1,109)
Accrued interest payable	(1,317)	(1,317)

Note 19 - Parent Company Condensed Financial Statements
(Table amounts in $ 000s)

Following are condensed parent company financial statements.

Condensed Balance Sheets
December 31,	2011	2010

Assets
Cash on deposit at subsidiary bank - noninterest bearing	$538	$1,132
Interest-bearing deposits in unaffiliated bank	0	0
Total cash and cash equivalents	538	1,132
Investment in wholly-owned subsidiary bank	40,989	44,454
Investment in wholly-owned subsidiary company	26	26
Other assets	339	325

Total assets	$41,892	$45,937

Liabilities and Stockholders' Equity
Accounts payable and other liabilities	$3,043	$2,342
Subordinated debentures	10,310	10,310
Total liabilities	13,353	12,652
Stockholders' equity	28,539	33,285

Total liabilities and stockholders' equity	$41,892	$45,937

Condensed Statements of Operations
Years ended December 31,	2011	2010	2009
Operating income
Dividends from NorProperties, Inc	$0	$0	$5,473
Other operating income	7	11	0
Total operating income	7	11	5,473
Operating expenses
Interest expense	234	381	455
Other operating expenses	354	438	417
Total operating expenses	588	819	872
Income (loss) before income taxes and equity in undistributed losses of wholly-owned subsidiaries	(581)	(808)	4,601
Income tax expense	0	0	52
Income (loss) before equity in undistributed losses of wholly-owned owned subsidiaries	(581)	(808)	4,549
Equity in undistributed losses of NorStates Bank	(6,106)	(5,554)	(32,894)
Equity in undistributed losses of NorProperties, Inc	0	0	(7,213)

Net loss	$(6,687)	$(6,362)	$(35,558)

Note 19 - Parent Company Condensed Financial Statements (Continued)
(Table amounts in $ 000s)

Condensed Statements of Cash Flows
Years ended December 31,	2011	2010	2009

Cash flows from operating activities
Net loss	$(6,687)	$(6,362)	$(35,558)
Adjustments to reconcile net loss to net cash from operating activities
Equity in undistributed losses of NorStates Bank	6,106	5,554	32,894
Equity in undistributed losses of NorProperties, Inc	0	0	7,213
Write-down of goodwill	0	0	85
Restricted stock awards expense	238	0	0
(Increase) decrease in other assets	(14)	(322)	45
Increase (decrease) in other liabilities	(237)	1,238	398
Net cash provided (used) from operating activities	(594)	108	5,077

Cash flows from investing activities
Investment in NorStates Bank	0	0	(22,450)
Net cash used from investing activities	0	0	(22,450)

Cash flows from financing activities
Net proceeds from the issuance of preferred stock	0	0	17,211
Dividends paid on preferred stock	0	0	(418)
Net cash provided from financing activities	0	0	16,793

Decrease (increase) in cash and cash equivalents	(594)	108	(580)
Cash and cash equivalents at beginning of year	1,132	1,024	1,604

Cash and cash equivalents at end of year	$538	$1,132	$1,024

Note 20 - Quarterly Financial Data (Unaudited)
(Table amounts in $ 000s, except per share data)

2011	Interest	Net Interest	Net	Loss per Share
	Income	Income	Loss	Basic and Diluted (1)

First quarter (2)	$5,449	$4,648	$(1,102)	$(0.32)
Second quarter (3)	5,296	4,668	(2,282)	(0.60)
Third quarter (4)	5,064	4,543	(1,686)	(0.46)
Fourth quarter (5)	5,070	4,638	(1,617)	(0.44)
Total	$20,879	$18,497	$(6,687)	$(1.81)

2010	Interest	Net Interest	Net	Loss per Share
	Income	Income	Loss	Basic and Diluted

First quarter (6)	$6,276	$4,600	$(1,997)	$(0.55)
Second quarter (7)	6,041	4,735	(574)	(0.20)
Third quarter (8)	6,126	5,028	(143)	(0.10)
Fourth quarter (9)	5,862	4,935	(3,648)	(0.96)
Total	$24,305	$19,298	$(6,362)	$(1.81)

(1)
Earnings per share for the quarters and fiscal year have been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of rounding and differences to average shares outstanding from quarter to quarter.

(2)
During the first quarter 2011, there was a provision for loan and lease losses of $1.2 million as real estate values on properties used as collateral for the nonperforming loans declined.  The Company also recognized write-downs on other real estate owned as the values of these properties decreased.  The Company recognizing impairment write-downs of $163,000 on its collateralized debt obligations and equity securities carried in the Company's securities portfolio.

(3)
During the second quarter 2011, there was a provision for loan and lease losses of $2.5 million as nonperforming loans increased $11.7 million during the quarter.  The Company recognized write-downs of $655,000 on its other real estate owned as real estate values declined and loan and collection expenses of $624,000 pertaining to nonperforming loans.   The Company recognized gains on the sale of securities of $142,000.

(4)
During the third quarter of 2011, the Company had a provision for loan and lease losses of $2.0 million as collateral values declined.   The Company recognized a write-down to its other real estate owned of $797,000.  The Company recognized gains on the sale of securities of $135,000.

(5)
During the fourth quarter 2011, the Company recognized a write-down to its other real estate owned of $1.9 million as the value of these properties declined.  The provision for loan and lease losses was $1.2 million as collateral values declined.  The Company recognized gains on the sale of securities of $250,000.

(6)
During the first quarter 2010, there was a provision for loan and lease losses of $3.7 million as nonperforming loans increased and real estate values on properties used as collateral for the nonperforming loans declined.  The Company had gains on sales of its securities of $653,000 while recognizing impairment write-downs of $228,000 in its collateralized debt obligations carried in the Company's securities portfolio.

(7)
During the second quarter 2010, the Company recognized write-downs of $1.4 million on its other real estate owned as values of these properties declined.  The Company had impairment write-downs of $417,000 to collateralized debt obligations in the Company's securities portfolio and the Company's provision for loan and lease losses was $517,000.

(8)
During the third quarter of 2010, the Company recognized a write-down to its other real estate owned of $1.1 million.  The Company had a provision for loan and lease losses of $338,000 and recognized losses of $426,000 on sales of other real estate owned.

(9)
During the fourth quarter 2010, the Company had gains from the sale of investment securities of $1.7 million.  The provision for loan and lease losses was $5.1 million as real estate values on properties used as collateral for the nonperforming loans declined. The Company recognized a write-down to its other real estate owned of $1.3 million.

Note 21 – Consent Order and Written Agreement

On April 16, 2010, the Bank and the FDIC and the IDFPR entered into a joint Consent Order.  Pursuant to the Consent Order, among other things, the Bank has agreed to undertake the following:

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

Note 21 – Consent Order and Written Agreement (Continued)

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

On March 17, 2011, the Company and the Federal Reserve Bank entered into a Written Agreement.  Pursuant to the Written Agreement, among other things, the Company has agreed to undertake the following:

1)	serve as a source of strength to the Bank;

2)	abstain from paying any dividends, redeeming any stock or incurring any debt without Federal Reserve Bank approval;

3)	adopt a capital plan;

4)	provide the Federal Reserve Bank with cash flow projections on a quarterly basis;

5)
notify the Federal Reserve Bank of the proposed addition of any individual to the Board of Directors or the employment of any individual as a senior executive officer of the Company before such addition or employment becomes effective; and

6)	provide progress reports to the Federal Reserve Bank concerning the Company’s compliance with the Written Agreement.

Any material failure to comply with the provisions of the Written Agreement could result in additional enforcement actions by the Federal Reserve Bank.  While the Company intends to take such actions as may be necessary to comply with the requirements of the Written Agreement, there can be no assurance that the Company will be able to comply fully with the provisions of the Written Agreement, or that efforts to comply with the Written Agreement will not have adverse effects on the operations and financial condition of the Company.

Note 22 – Management Plans

Management and the Board of Directors are committed to complying with the terms of the Consent Order and Written Agreement, and have already taken, and continue to take, numerous steps to address these matters.  The Bank reports to the FDIC and the IDFPR quarterly regarding its progress in complying with the provisions included in the Consent Order.  The Company reports to the Federal Reserve Bank quarterly regarding its progress in complying with the provisions included in the Written Agreement.  Compliance with the terms of the Consent Order and the Written Agreement will be an ongoing priority for management of the Bank and Company.

The Bank continues to dedicate significant resources to effectively identify, monitor, and manage problem assets and reduce real estate loan concentrations.  A liquidity policy has been developed to identify the sources of liquid assets available to meet the Bank’s contingency funding needs.  Dividends have already been restricted and the Company has suspended its dividend payments on its Series A Preferred Stock issued to the Treasury Department as is permissible under the terms of the TARP Capital Purchase Program and has suspended interest payments on its subordinated debentures.  The Bank’s Tier 1 to average assets ratio and total capital to assets ratio, on a risk adjusted basis, were 8.20 percent and 13.86 percent, respectively, as of December 31, 2011, which were above the capital levels required by the Consent Order of 8.00 percent and 12.00 percent, respectively.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework”. Based on that assessment, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective based on the criteria established in “Internal Control-Integrated Framework”.

/s/ Scott Yelvington	/s/ Steven Neudecker
Scott Yelvington	Steven Neudecker
President and Chief Executive Officer	Vice President and Chief Financial Officer

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Directors - The information required by this item with respect to Directors of the Company is set forth under the caption “Directors and Executive Officers” in the Company’s definitive proxy statement, relating to its 2012 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of December 31, 2011 and is incorporated herein by reference as if set forth in full herein as permitted by the General Instruction G(3) to Form 10-K.

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

Item 11. Executive Compensation.

The information called for by this item is set forth under the captions “Compensation Discussion and Analysis”, “Summary Executive Officer Compensation”, “Director Compensation”, “Directors’ Compensation for 2011”, “Compensation and Employee Benefits Committee Report”, and “Summary Compensation Table” in the Company’s Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information, as of December 31, 2011, relating to our equity compensation plan pursuant to which equity awards are authorized for issuance.

	Equity Compensation Plan Information
Equity Compensation Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Approved by securities holders(1)	0	$0	194,500
Not approved by security holders	0	0	0
Total	0	$0	194,500
________________
(1)	Includes shares authorized for issuance under the Company’s 2009 Restricted Stock Plan.

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

10.3
Form of Senior Executive Officer Letter Agreement and Waiver executed by each of the following executive officers of the Company as required pursuant to the Securities Purchase Agreement dated February 20, 2009 entered into between the Company and the U.S. Department of the Treasury: Kerry Biegay, Shelly Christian, Thomas Nemeth and Scott Yelvington (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-19300) filed on March 25, 2009).*

10.4
Employment Agreement by and between NorStates Bank and Scott Yelvington dated September 16, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-19300) filed on September 17, 2008).*

10.5
Northern States Financial Corporation 2009 Restricted Stock Plan (incorporated herein by reference to Appendix A to the Proxy Statement for Northern States Financial Corporation’s 2009 Annual Meeting of Stockholders (File No. 000-19300) filed on April 23, 2009).*

10.6
Consent Order dated April 16, 2010 by and among Northern States Financial Corporation, the FDIC and the IDFPR (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (File No. 000-19300) filed on April 22, 2010).

10.7
Stipulation and Consent to the Issuance of a Consent Order dated April 9, 2010 by and among Northern States Financial Corporation, the FDIC and the IDFPR (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A (File No. 000-19300) filed on April 22, 2010).

10.8
Form of Restricted Stock Agreement dated as of January 5, 2011 pursuant to the Northern States Financial Corporation 2009 Restricted Stock Plan by and between Northern States Financial Corporation and its executive officers (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 000-19300) filed on March 2, 2011).*

10.9
Form of Restricted Stock Agreement dated as of January 5, 2011 pursuant to the Northern States Financial Corporation 2009 Restricted Stock Plan by and between Northern States Financial Corporation and certain directors, including Barbara Martin and Charles W. Smith (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 000-19300) filed on March 2, 2011).*

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

101.1
The following financial statements from the Northern States Financial Corporation Annual Report on Form 10-K for the year ended December 31, 2011, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of cash flows, (iv) condensed consolidated statements of stockholders’ equity, (v) the notes to condensed consolidated financial statements.**

*Exhibits 10.3 through10.5 and 10.8 and 10.9 are management contracts or compensatory plans or arrangements.

** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files submitted under Exhibit 101.1 are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section.  Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, on this 29th day of February 2012.

NORTHERN STATES FINANCIAL CORPORATION (Registrant)
/s/ Scott Yelvington	Scott Yelvington, President and Chief Executive Officer (Principal Executive Officer)

/s/ Steven Neudecker	Steven Neudecker, Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

Each director of the Registrant, whose signature appears below, hereby appoints Scott Yelvington and Steven Neudecker and each of them severally, as his or her attorney-in-fact, to sign in his or her name and on his or her behalf, as a director of the Registrant, and to file with the Commission any and all Amendments to this Report on Form 10-K, on this 29th day of February 2012.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on this 29th day of February 2012.

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
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2011

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

10.3
Form of Senior Executive Officer Letter Agreement and Waiver executed by each of the following executive officers of the Company as required pursuant to the Securities Purchase Agreement dated February 20, 2009 entered into between the Company and the U.S. Department of the Treasury: Kerry Biegay, Shelly Christian, Thomas Nemeth and Scott Yelvington (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-19300) filed on March 25, 2009).*

10.4
Employment Agreement by and between NorStates Bank and Scott Yelvington dated September 16, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-19300) filed on September 17, 2008).*

10.5
Northern States Financial Corporation 2009 Restricted Stock Plan (incorporated herein by reference to Appendix A to the Proxy Statement for Northern States Financial Corporation’s 2009 Annual Meeting of Stockholders (File No. 000-19300) filed on April 23, 2009).*

10.6
Consent Order dated April 16, 2010 by and among Northern States Financial Corporation, the FDIC and the IDFPR (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (File No. 000-19300) filed on April 22, 2010).

Exhibits

10.7
Stipulation and Consent to the Issuance of a Consent Order dated April 9, 2010 by and among Northern States Financial Corporation, the FDIC and the IDFPR (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A (File No. 000-19300) filed on April 22, 2010).

10.8
Form of Restricted Stock Agreement dated as of January 5, 2011 pursuant to the Northern States Financial Corporation 2009 Restricted Stock Plan by and between Northern States Financial Corporation and its executive officers (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 000-19300) filed on March 2, 2011).*

10.9
Form of Restricted Stock Agreement dated as of January 5, 2011 pursuant to the Northern States Financial Corporation 2009 Restricted Stock Plan by and between Northern States Financial Corporation and certain directors, including Barbara Martin and Charles W. Smith (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 000-19300) filed on March 2, 2011).*

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

101.1
The following financial statements from the Northern States Financial Corporation Annual Report on Form 10-K for the year ended December 31, 2011, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of cash flows, (iv) condensed consolidated statements of stockholders’ equity, (v) the notes to condensed consolidated financial statements.**

*Exhibits 10.3 through 10.5 and 10.8 and 10.9 are management contracts or compensatory plans or arrangements.

**   Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files submitted under Exhibit 101.1 are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.