Form 10-Q
period 2012-03-31
NORTHERN STATES FINANCIAL CORP /DE/
filed 2012-05-02
CIK 744485

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

4,277,755 shares of common stock were outstanding at April 30, 2012

NORTHERN STATES FINANCIAL CORPORATION AND SUBSIDIARY
FORM 10-Q
For the Quarter Ended March 31, 2012

Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Northern States Financial Corporation
Waukegan, Illinois

We have reviewed the accompanying interim condensed consolidated balance sheet of NORTHERN STATES FINANCIAL CORPORATION as of March 31, 2012, the condensed consolidated statements of operations and comprehensive income (loss) for the three month periods ended March 31, 2012 and 2011 and the condensed statements of cash flows and stockholders equity for the three month periods ended March 31, 2012 and 2011.  These interim financial statements are the responsibility of the company's management.

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

/s/ Plante & Moran, PLLC

Chicago, Illinois
May 1, 2012

Index

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2012 and December 31, 2011
(In thousands of dollars) (Unaudited)

	March 31,	December 31,
	2012	2011
Assets
Cash and due from banks	$7,442	$5,313
Interest bearing deposits in financial institutions -maturities less than 90 days	29,925	32,520
Total cash and cash equivalents	37,367	37,833
Securities available for sale	85,232	87,140
Loans and leases, net of deferred fees	316,833	322,713
Less: Allowance for loan and lease losses	(19,026)	(18,984)
Loans and leases, net	297,807	303,729
Federal Home Loan Bank stock	1,434	1,801
Office buildings and equipment, net	8,926	9,069
Other real estate owned	17,859	19,342
Accrued interest receivable	1,481	1,401
Other assets	2,846	2,675
Total assets	$452,952	$462,990

Liabilities and Stockholders' Equity
Liabilities
Deposits
Demand - noninterest bearing	$70,695	$67,955
Interest bearing	321,142	329,676
Total deposits	391,837	397,631
Securities sold under repurchase agreements	16,639	19,455
Subordinated debentures	10,310	10,310
Advances from borrowers for taxes and insurance	1,960	1,222
Accrued interest payable and other liabilities	6,634	5,833
Total liabilities	427,380	434,451

Stockholders' Equity
Common stock (Par value $0.40 per share, authorized 6,500,000 shares, issued 4,472,255 at March 31, 2012 and December 31, 2011. Shares outstanding of 4,277,755 at March 31, 2012 and December 31, 2011)	1,789	1,789
Preferred stock (Par value $0.40 per share, authorized 1,000,000 shares, issued 17,211 shares with liquidation amounts of $1,000.00 per share at March 31, 2012 and December 31, 2011)	16,939	16,904
Warrants (584,084 issued and outstanding at March 31, 2012and December 31, 2011)	681	681
Additional paid-in capital	7,084	7,054
Retained earnings	2,371	5,489
Treasury stock, at cost (194,500 shares at March 31, 2012 and December 31, 2011)	(4,512)	(4,512)
Accumulated other comprehensive income (loss), net	1,220	1,134
Total stockholders' equity	25,572	28,539
Total liabilities and stockholders' equity	$452,952	$462,990

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended March 31, 2012 and 2011
(In thousands of dollars, except per share data) (Unaudited)

	Three months ended
	March 31,	March 31,
	2012	2011
Interest income
Loans (including fee income)	$4,098	$4,835
Securities
Taxable	506	562
Exempt from federal income tax	30	36
Federal funds sold and other	14	16
Total interest income	4,648	5,449
Interest expense
Time deposits	204	623
Other deposits	87	91
Repurchase agreements and federal funds purchased	8	30
Subordinated debentures	65	57
Total interest expense	364	801
Net interest income	4,284	4,648
Provision for loan and lease losses	1,400	1,200
Net interest income after provision for loan and lease losses	2,884	3,448
Noninterest income
Service fees on deposits	383	413
Trust income	149	194
Net (loss) gain on sale of other real estate owned	(216)	67
Other than temporary impairment of securities	0	(143)
Noncredit portion of other than temporary impairment of securities	0	(20)
Other operating income	335	322
Total noninterest income	651	833
Noninterest expense
Salaries and employee benefits	1,761	1,793
Occupancy and equipment, net	600	673
Data processing	572	507
Legal	180	205
FDIC insurance	256	381
Audit and other professional	290	286
Printing and supplies expense	68	80
Write-down of other real estate owned	1,972	673
Other real estate owned expense	126	233
Loan and collection	99	108
Other operating expenses	451	444
Total noninterest expense	6,375	5,383
Loss before income taxes	(2,840)	(1,102)
Income tax expense	0	0
Net loss	(2,840)	(1,102)
Dividends to preferred stockholders	243	230
Accretion of discount on preferred stock	35	34
Net loss available to common stockholders	$(3,118)	$(1,366)

Basic loss per share	$(0.73)	$(0.32)

Diluted loss per share	$(0.73)	$(0.32)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

NORTHERN STATES FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three months ended March 31, 2012 and 2011
(In thousands of dollars) (Unaudited)

	Three months ended
	March 31,	March 31,
	2012	2011

Net loss	$(2,840)	$(1,102)
Other comprehensive income:
Unrealized gains on securities available for sale, net of tax	86	331
Comprehensive loss	$(2,754)	$(771)

The accompanying notes are an integral part of these consolidated financial statements.

Index

NORTHERN STATES FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three months ended March 31, 2012 and 2011
(In thousands of dollars) (Unaudited)

	Common Stock	Preferred Stock	Warrants	Additional Paid-In Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss), Net	Total Stockholders' Equity
Balance, December 31, 2010	$1,789	$16,768	$681	$11,584	$13,250	$(9,280)	$(1,507)	$33,285
Net loss					(1,102)			(1,102)
Accrued dividend on preferred stock					(230)			(230)
Accretion of preferred stock discount issued		34			(34)			0
Restricted stock awards from treasury stock				(4,814)		4,814		0
Restricted stock awards expense				152				152
Unrealized net gain on securities available for sale							331	331
Balance, March 31, 2011	$1,789	$16,802	$681	$6,922	$11,884	$(4,466)	$(1,176)	$32,436

Balance, December 31, 2011	$1,789	$16,904	$681	$7,054	$5,489	$(4,512)	$1,134	$28,539
Net loss					(2,840)			(2,840)
Accrued dividend on preferred stock					(243)			(243)
Accretion of preferred stock discount issued		35			(35)			0
Restricted stock awards expense				30				30
Unrealized net gain on securities available for sale							86	86
Balance, March 31, 2012	$1,789	$16,939	$681	$7,084	$2,371	$(4,512)	$1,220	$25,572

The accompanying notes are an integral part of these consolidated financial statements.

Index

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2012 and 2011
(In thousands of dollars) (Unaudited)

	Three months ended
	2012	2011
Cash flows from operating activities
Net loss	$(2,840)	$(1,102)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	173	171
Net impairment loss on securities	0	163
Provision for loan and lease losses	1,400	1,200
Write-down of other real estate owned	1,972	673
Net loss (gain) on sale of other real estate owned	216	(67)
Restricted stock awards expense	30	152
Net change in accrued interest receivable and other assets	407	781
Net change in accrued interest payable and other liabilities	(164)	(172)
Net cash provided from operating activities	1,194	1,799
Cash flows from investing activities
Proceeds from maturities, calls and principal reductions of securities available for sale	2,058	1,739
Redemptions of Federal Home Loan Bank stock	367	0
Changes in loans made to customers	3,069	10,622
Property and equipment expenditures	(30)	(24)
Proceeds from sale of other real estate owned	748	1,544
Net cash provided from investing activities	6,212	13,881
Cash flows from financing activities
Net increase (decrease) in:
Deposits	(5,794)	5,429
Securities sold under repurchase agreements and other short-term borrowings	(2,816)	(7,371)
Advances from borrowers for taxes and insurance	738	790
Net cash used in financing activities	(7,872)	(1,152)
Net change in cash and cash equivalents	(466)	14,528
Cash and cash equivalents at beginning of period	37,833	30,357
Cash and cash equivalents at end of period	$37,367	$44,885

Supplemental disclosures
Cash paid for interest	$408	$930
Noncash transfer of loans to other real estate owned	1,453	61
Noncash accrual of preferred dividends	243	230

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

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

 The interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes (or "notes thereto") of the Company for the years ended December 31, 2011 and 2010 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission.  The results of operations for the three month period ended March 31, 2012 included herein are not necessarily indicative of the results to be expected for the full year 2012.

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

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended
	March 31,
	2012	2011
Basic earnings per share:
Net loss	$(2,840)	$(1,102)
Dividends accrued to preferred stockholders	243	230
Accretion of discount on preferred stock	35	34
Net loss available to common stockholders	$(3,118)	$(1,366)
Weighted average common shares outstanding	4,277,755	4,270,553
Basic loss per share	$(0.73)	$(0.32)

Diluted earnings per share:
Net loss	$(2,840)	$(1,102)
Dividends accrued to preferred stockholders	243	230
Accretion of discount on preferred stock	35	34
Net loss available to common stockholders	$(3,118)	$(1,366)
Weighted average common shares outstanding	4,277,755	4,270,553
Add: Dilutive effect of common stock equivalents	0	0
Weighted average common and dilutive common shares outstanding..	4,277,755	4,270,553
Diluted loss per share	$(0.73)	$(0.32)

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

March 31, 2012

(Unaudited)

In the event of a liquidation or dissolution of the Company, the Series A Preferred Stock then outstanding takes precedence over the Company’s common stock for the payment of dividends and distribution of assets.

Dividends are payable quarterly on the Series A Preferred Stock at an annual dividend rate of 5% per year for the first five years, and 9% per year thereafter.  The effective yield of the Series A Preferred Stock is approximately 5.94%.  In November 2009, the Company notified the Treasury Department of its intent to suspend its dividend payments on its Series A Preferred Stock.  The suspension of the dividend has continued through March 31, 2012.  At March 31, 2012, the accumulated dividends payable to the Treasury Department totaled $2.4 million which includes compounding on unpaid dividends at 5.00%.  The suspension of dividend payments is permissible under the terms of the TARP Capital Purchase Program, but the dividend is a cumulative dividend and failure to pay dividends for six dividend periods triggers board of director appointment rights for the holder of the Series A Preferred Stock.  At March 31, 2012, the Company had suspended ten dividend payments and expects that the Treasury Department will appoint two directors in 2012.  In January 2011, the Company agreed to allow a Treasury Department representative to attend its Board of Directors meetings as an observer.

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

Note 3 – Common Stock

Information related to common stock at the dates indicated was as follows:

	March 31, 2012	December 31, 2011
Par value per share	$0.40	$0.40
Authorized shares	6,500,000	6,500,000
Issued shares	4,472,255	4,472,255
Treasury shares	194,500	194,500
Outstanding shares	4,277,755	4,277,755

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

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

The 2009 Restricted Stock Plan (the "Plan") authorizes the issuance of 400,000 shares of the Company's common stock to be issued in whole or in part from treasury shares or authorized and unissued shares not reserved for any other purpose. Awards under the Plan may be made to directors and employees of both the Company and its subsidiaries an d may consist of restricted stock with associated voting rights and the right to receive dividends.  Awards may also be issued as stock units not having voting rights or the right to receive dividends until the terms of the award are satisfied and the shares of the Company's stock are actually issued; however, dividends may be credited to a restricted stock award.  The terms and conditions of each award is set forth and described in an award agreement between the Company and the participant.

In January 2011, 207,500 shares of restricted stock were issued pursuant to the 2009 Restricted Stock Plan from the Company’s treasury stock.  During the second and third quarters of 2011, employees, who left the Company, forfeited 2,000 shares of restricted stock, which were returned to treasury stock lowering the total shares issued pursuant to the Plan to 205,500 shares.  Of the 80,000 shares issued to directors, 70,000 shares vested during the first quarter of 2011, while the remaining 10,000 shares fully vest in January 2013.  A total of 125,500 restricted stock shares granted to employees of the Company will fully vest in January 2013.  The expense attributable to these restricted stock awards recognized during the three months ended March 31, 2012 and 2011 totaled $30,000 and $152,000, respectively.

Note 4 – Securities

At March 31, 2012 and December 31, 2011, the Company had the following securities in its investment portfolio:

		Gross Unrealized
March 31, 2012 ($000's)	Fair Value	Gain	Loss

States and political subdivisions	$2,984	$102	$(8)
Mortgage-backed securities	77,995	1,698	0
Equity securities	4,253	150	0

Total securities available for sale	$85,232	$1,950	$(8)

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

		Gross Unrealized
December 31, 2011 ($000's)	Fair Value	Gains	Losses

States and political subdivisions	$3,117	$112	$(10)
Mortgage-backed securities	79,762	1,533	0
Equity securities	4,261	157	0

Total securities available for sale	$87,140	$1,802	$(10)

At March 31, 2012, the Company had pledged securities of $51.2 million as compared to $57.0 million at December 31, 2011.  Securities are pledged to secure public deposits, repurchase agreements and for other purposes as required or permitted by law.

Contractual maturities of securities available for sale at March 31, 2012 are set forth below. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately:

Fair
March 31, 2012 ($000's)	Value

Due in one year or less	$124
Due after one year through five years	544
Due after five years through ten years	1,167
Due after ten years	1,149
2,984
Mortgage-backed securities	77,995
Equity securities	4,253

Total securities available for sale	$85,232

During the quarter ended March 31, 2012, the Company did not recognize any other than temporary impairment loss as compared with $163,000 recognized during the quarter ended March 31, 2011.  For the quarter ended March 31, 2011, the Company recognized $134,000 of impairment losses on Collateralized Debt Obligations ("CDOs") classified as other bonds based on cash flow analyses pursuant to guidelines on recognition of impairment losses and wrote off the remaining carrying value of these securities.  The Company also recognized $29,000 of other than temporary impairment loss on its FNMA and FHLMC preferred stocks, writing off the remaining carrying value of these securities during the first quarter of 2011.

Index

At March 31, 2012 and December 31, 2011, the Company had six and seven individual securities, respectively in an unrealized loss position.  The securities with unrealized losses at March 31, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position, were as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2012 ($000's)	Value	Losses	Value	Losses	Value	Losses

States and political subdivisions	$817	$(8)	$0	$0	$817	$(8)
Total temporarily impaired	$817	$(8)	$0	$0	$817	$(8)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2011 ($000's)	Value	Losses	Value	Losses	Value	Losses

States and political subdivisions	$941	$(10)	$0	$0	$941	$(10)
Total temporarily impaired	$941	$(10)	$0	$0	$941	$(10)

Management has the intent and ability to hold these securities in an unrealized loss position for the foreseeable future. Management believes that it is unlikely that the Company will be required to sell the securities while they are in an unrealized loss position.

Note 5 – Subordinated Debentures

During September 2005, the Company issued $10.3 million of subordinated debentures to Northern States Statutory Trust I, a wholly-owned grantor trust, which in turn issued $10.3 million of trust preferred securities.  The Company is required to hold $310,000 of the trust preferred securities as Common Securities while the remaining $10 million were issued as Capital Securities.  The subordinated debentures mature in September 2035.   The subordinated debentures currently and until maturity bear an interest rate of the 3-month London Interbank Offered Rate (“LIBOR”) plus 1.80% adjusted quarterly.  The rate on the subordinated debentures was 2.27365% at March 31, 2012, which is the effective rate from March 15, 2012 through June 14, 2012.  For the three months ended March 31, 2012 and 2011, interest expense on the subordinated debentures was $65,000 and $57,000, respectively.

The Company has guaranteed the payment of distributions and payments upon liquidation or redemption of the trust preferred securities, in each case to the extent of funds held by the Trust. The Company and the Trust believe that, taken together, the obligations of the Company under the guarantee, the subordinated debentures, and other related agreements provide, in the aggregate, a full, irrevocable and unconditional guarantee, on a subordinated basis, of all of the obligations of the Trust under the trust preferred securities. Subject to certain limitations, the Company has the right to defer the payment of interest on the junior subordinated debentures at any time, or from time to time, for a period not to exceed 20 consecutive quarters.  In November 2009, the Company notified the trustee that holds the Company’s junior subordinated debentures relating to its outstanding trust preferred securities that the Company would be deferring its regularly scheduled quarterly interest payments.  The Company has continued to defer its quarterly interest payments through March 31, 2012.  As of March 31, 2012, the Company had deferred ten quarterly payments and accrued interest payable on the subordinated debentures totaled $808,000.  During the deferral period, the Company may not pay any dividends on its common or preferred stock. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the subordinated debentures at maturity or their earlier redemption. The subordinated debentures were callable at par beginning on September 15, 2010 at the discretion of the Company if certain conditions are met, and in any event, only after the Company obtains Federal Reserve approval, if required under applicable guidelines or regulations.  Subject to certain exceptions, the Company may not without the consent of the Treasury Department engage in repurchases of the Company’s common stock or trust preferred securities until all shares of Series A Preferred Stock issued to the Treasury Department have been redeemed or transferred by the Treasury Department.

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

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

At the end of each quarter, or more frequently if warranted, the Bank analyzes its loan portfolio to determine the level of ALLL needed to be maintained.  Management believes this analysis results in a prudent, conservative ALLL that falls within an acceptable range of estimated credit losses. The ALLL covers estimated credit losses on individually evaluated loans that are determined to be impaired as well as estimated credit losses inherent in the remainder of the loan portfolio.

Senior management and other lenders review all Watch and Substandard credits to determine if a loan is impaired. A loan is considered impaired if it is probable that full principal and interest will not be collected within the contractual terms of the original note. For loans that are individually evaluated and determined to be impaired, the Bank calculates the amount of impairment based on whether repayment of the loan is dependent on operating cash flow or on the underlying collateral. The decision of which method to use is determined by looking at a number of factors, including the size of the loan and other available information. If the loan is to be repaid primarily from the operating cash flow from the borrower, the impairment analysis calculates the present value of the expected future cash flows discounted at the loan’s effective interest rate and compares the result to the recorded investment. Collateral-dependent loans are measured against the fair value of the collateral less the costs to sell.

As of December 31, 2011, management further refined its methodology for calculating the amount in the ALLL by segregating a component of loans considered to be “high risk” but lack sufficient weakness to be considered impaired. These loans are assigned a specific percentage allocation, adjusted by environmental and qualitative factors management believes may affect the repayment of these loans.  The impact to the ALLL for the creation of this additional pool of loans was not significant at December 31, 2011 and March 31, 2012.

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

March 31, 2012

(Unaudited)

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

Activity in the allowance for loan and lease losses for the three months ended March 31, 2012 and 2011 is set forth below:

For the Three Months Ended	Beginning				Ending
March 31, 2012 ($000's)	Balance		Recoveries	Provision	Balance
	Allowance		to Loans	Charges to	Allowance
	for Loan	Loans	Previously	Operating	for Loan
	Losses	Charged Off	Charged Off	Expense	Losses

Commercial	$792	$(6)	$0	$326	$1,112
Real estate-construction	3,149	(1,228)	0	(68)	1,853
Real estate-mortgage 1-4 family	865	(76)	1	63	853
Real estate-mortgage 5+ family	1,646	0	0	68	1,714
Real estate-mortgage commercial	12,018	0	0	689	12,707
Home equity	500	(48)	0	321	773
Leases	0	0	0	0	0
Installment	14	(1)	0	1	14

Total	$18,984	$(1,359)	$1	$1,400	$19,026

For the Three Months Ended	Beginning				Ending
March 31, 2011 ($000's)	Balance		Recoveries	Provision	Balance
	Allowance		to Loans	Charges to	Allowance
	for Loan	Loans	Previously	Operating	for Loan
	Losses	Charged Off	Charged Off	Expense	Losses

Commercial	$1,013	$0	$4	$182	$1,199
Real estate-construction	2,842	(1)	0	(567)	2,274
Real estate-mortgage 1-4 family	988	(254)	0	(18)	716
Real estate-mortgage 5+ family	1,025	0	0	884	1,909
Real estate-mortgage commercial	11,977	(750)	0	721	11,948
Home equity	468	0	0	(3)	465
Leases	0	0	0	0	0
Installment	23	(4)	1	1	21

Total	$18,336	$(1,009)	$5	$1,200	$18,532

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

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

Loans meeting any of the criteria above may be exempted from this policy if unanimously agreed upon and duly documented by the Directors Loan Committee. In general, all accrued and earned but not collected interest on an exposure placed on nonaccrual status is charged-off to income. A loan may be returned to accrual status when at least six (6) consecutive months of timely payments have been received and there is evidence to support the payments will continue.

The Company is attempting to work with nonaccrual borrowers to resolve the issues, but in many cases the Company may have to foreclose on the properties securing these loans if the loans are secured by real estate.

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

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

For regulatory purposes, a restructured loan classified as a TDR need not continue to be reported as such in calendar years after the year in which the restructuring took place if the loan yields a market rate and is in compliance with the loan’s modified terms. In determining whether the rate is a market rate the Company considers the riskiness of the transaction, the structure of the loan, the borrower’s financial condition, financial support of the guarantor and protection provided by the collateral. The Company also considers rates given to other borrowers for similar loans as well as what competitors are offering. To be in compliance with the modified loan terms the borrower should demonstrate the ability to repay under the modified terms for a period of at least six months and provide evidence to support that payments will continue.

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

March 31, 2012

(Unaudited)

Below shows the allocation of the allowance for loan and lease losses by segment to loans and leases individually and collectively evaluated for impairment:

			Allowance		Allowance
			for Loan		for Loan
			Losses		Losses
	Ending		Allocated to		Allocated to
	Balance	Loans	Loans	Loans	Loans
`	Total	Individually	Individually	Collectively	Collectively
	Loans	Evaluated	Evaluated	Evaluated	Evaluated
	and	for	for	for	for
At March 31, 2012 ($000's)	Leases	Impairment	Impairment	Impairment	Impairment

Commercial	$15,523	$647	$612	$14,876	$500
Real estate-construction	27,811	14,262	956	13,549	897
Real estate-mortgage 1-4 family	34,155	4,264	368	29,891	485
Real estate-mortgage 5+ family	35,621	3,983	0	31,638	1,714
Real estate-mortgage commercial	181,610	53,766	9,394	127,844	3,313
Home equity	20,740	761	345	19,979	428
Leases	259	0	0	259	0
Installment	1,355	0	0	1,355	14

Balance at March 31, 2012	$317,074	$77,683	$11,675	$239,391	$7,351

			Allowance		Allowance
			for Loan		for Loan
			Losses		Losses
	Ending		Allocated to		Allocated to
	Balance	Loans	Loans	Loans	Loans
	Total	Individually	Individually	Collectively	Collectively
	Loans	Evaluated	Evaluated	Evaluated	Evaluated
	and	for	for	for	for
At December 31, 2011 ($000's)	Leases	Impairment	Impairment	Impairment	Impairment

Commercial	$15,827	$655	$273	$15,172	$519
Real estate-construction	28,504	6,876	2,044	21,628	1,105
Real estate-mortgage 1-4 family	35,758	5,163	396	30,595	469
Real estate-mortgage 5+ family	35,977	3,987	0	31,990	1,646
Real estate-mortgage commercial	183,881	54,074	8,561	129,807	3,457
Home equity	21,266	443	141	20,823	359
Leases	295	0	0	295	0
Installment	1,476	0	0	1,476	14

Balance at December 31, 2011	$322,984	$71,198	$11,415	$251,786	$7,569

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Below shows the age analysis of the past due loans and leases by segment and class at March 31, 2012 and December 31, 2011:

							Greater
							Than
							90 Days Past
At March 31, 2012 ($000's)				Greater		Total	Due and
		30-59 Days	60-89 Days	Than 90 Days	Total	Loans and	Still
	Current	Past Due	Past Due	Past Due	Past Due	Leases	Accruing

Commercial	$14,889	$92	$0	$542	$634	$15,523	$0
Real estate-construction
1-4 family	9,824	60	0	5,953	6,013	15,837	4,230
Other	10,022	68	0	1,884	1,952	11,974	0
Real estate-mortgage
1-4 family	32,070	548	108	1,429	2,085	34,155	474
Real estate-mortgage
5+ family	30,445	1,193	0	3,983	5,176	35,621	0
Real estate-mortgage commercial
Owner occupied	52,887	603	0	7,901	8,504	61,391	50
Non-owner occupied	70,388	951	0	2,081	3,032	73,420	1,057
Hotel industry	46,799	0	0	0	0	46,799	0
Home equity	19,552	431	58	699	1,188	20,740	0
Leases	259	0	0	0	0	259	0
Installment	1,319	21	0	15	36	1,355	15

Balance at March 31, 2012	$288,454	$3,967	$166	$24,487	$28,620	$317,074	$5,826

							Greater
							Than
							90 Days Past
At December 31, 2011 ($000's)				Greater		Total	Due and
		30-59 Days	60-89 Days	Than 90 Days	Total	Loans and	Still
	Current	Past Due	Past Due	Past Due	Past Due	Leases	Accruing

Commercial	$15,273	$6	$0	$548	$554	$15,827	$0
Real estate-construction
1-4 family	14,084	0	0	2,716	2,716	16,800	152
Other	9,820	0	0	1,884	1,884	11,704	0
Real estate-mortgage
1-4 family	32,539	1,672	284	1,263	3,219	35,758	0
Real estate-mortgage
5+ family	32,227	0	0	3,750	3,750	35,977	0
Real estate-mortgage commercial
Owner occupied	53,911	265	471	7,850	8,586	62,497	0
Non-owner occupied	73,162	575	227	450	1,252	74,414	0
Hotel industry	46,970	0	0	0	0	46,970	0
Home equity	20,288	206	71	701	978	21,266	322
Leases	295	0	0	0	0	295	0
Installment	1,442	15	3	16	34	1,476	16

Balance at December 31, 2011	$300,011	$2,739	$1,056	$19,178	$22,973	$322,984	$490

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

The Company utilizes a loan rating system as a means of identifying problem and potential loans.  Below shows the loan ratings of loans and leases by segment and class at March 31, 2012 and December 31, 2011:

At March 31, 2012 ($000's)	Pass	Watch	Substandard	Nonaccrual	Total

Commercial	$12,247	$2,622	$112	$542	$15,523
Real estate-construction
1-4 Family	2,222	168	11,724	1,723	15,837
Other	490	2,647	6,953	1,884	11,974
Real estate-mortgage 1-4 family	25,007	5,020	3,174	954	34,155
Real estate-mortgage 5+ family	24,783	6,855	0	3,983	35,621
Real estate-mortgage commercial
Owner occupied	30,827	12,838	9,876	7,850	61,391
Non-owner occupied	40,545	17,984	13,866	1,025	73,420
Hotel industry	3,754	9,219	33,826	0	46,799
Home equity	18,556	793	628	763	20,740
Leases	259	0	0	0	259
Installment	1,355	0	0	0	1,355
Balance at March 31, 2012	$160,045	$58,146	$80,159	$18,724	$317,074

At December 31, 2011 ($000's)	Pass	Watch	Substandard	Nonaccrual	Total

Commercial	$12,587	$2,247	$445	$548	$15,827
Real estate-construction
1-4 Family	2,345	4,230	7,662	2,563	16,800
Other	277	6,602	2,941	1,884	11,704
Real estate-mortgage 1-4 family	25,430	4,968	4,097	1,263	35,758
Real estate-mortgage 5+ family	25,105	6,885	0	3,987	35,977
Real estate-mortgage commercial
Owner occupied	31,778	12,211	10,186	8,322	62,497
Non-owner occupied	41,096	20,031	12,837	450	74,414
Hotel industry	3,784	9,358	33,828	0	46,970
Home equity	19,527	792	504	443	21,266
Leases	247	48	0	0	295
Installment	1,476	0	0	0	1,476
Balance at December 31, 2011	$163,652	$67,372	$72,500	$19,460	$322,984

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

The following tables present loans and leases by segment and class individually evaluated for impairment at March 31, 2012 and December 31, 2011 and the average recorded investment and investment income recognized for the three months ended March 31, 2012 and for the year ended December 31, 2011:

($000's)				For the Three Months
	At March 31. 2012			Ended March 31, 2012
		Unpaid		Average	Investment
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$0	$0	$0	$0	$0
Real estate-construction
1-4 family	5,953	7,181	0	3,693	0
Other	4,746	6,479	0	2,071	0
Real estate-mortgage 1-4 family	2,072	2,072	0	1,897	13
Real estate-mortgage 5+ family	3,983	3,983	0	3,984	0
Real estate-mortgage commercial
Owner occupied	3,879	3,879	0	4,193	41
Non-owner occupied	4,403	4,403	0	4,085	33
Hotel industry	6,151	6,151	0	6,153	74
Home equity	30	30	0	63	0
Leases	0	0	0	0	0
Installment	0	0	0	0	0
With an allowance recorded:
Commercial	647	1,408	612	652	0
Real estate-construction
1-4 family	2,413	2,413	873	2,413	27
Other	1,150	1,150	83	1,150	0
Real estate-mortgage 1-4 family	2,192	2,192	368	2,326	14
Real estate-mortgage 5+ family	0	0	0	0	0
Real estate-mortgage commercial
Owner occupied	10,916	10,916	3,135	10,919	39
Non-owner occupied	8,661	8,661	585	8,662	93
Hotel industry	19,756	23,355	5,674	19,756	193
Home equity	731	731	345	561	0
Leases	0	0	0	0	0
Installment	0	0	0	0	0

Total:
Commercial	$647	$1,408	$612	$652	$0
Real estate-construction	14,262	17,223	956	9,327	27
Real estate-mortgage 1-4 family	4,264	4,264	368	4,223	27
Real estate-mortgage 5+ family	3,983	3,983	0	3,984	0
Real estate-mortgage commercial	53,766	57,365	9,394	53,768	473
Home equity	761	761	345	624	0
Leases	0	0	0	0	0
Installment	0	0	0	0	0
Total	$77,683	$85,004	$11,675	$72,578	$527

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

($000's)				For the Year
	At December 31. 2011			Ended December 31, 2011
		Unpaid		Average	Investment
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$0	$0	$0	$152	$0
Real estate-construction
1-4 family	34	34	0	4,607	176
Other	734	2,468	0	1,109	0
Real estate-mortgage 1-4 family	2,039	2,039	0	3,391	96
Real estate-mortgage 5+ family	3,987	3,987	0	8,856	38
Real estate-mortgage commercial
Owner occupied	5,254	5,254	0	6,333	185
Non-owner occupied	3,927	3,927	0	10,281	408
Hotel industry	3,034	3,034	0	2,758	132
Home equity	30	30	0	67	20
Leases	0	0	0	0	0
Installment	0	0	0	0	0
With an allowance recorded:
Commercial	655	1,416	273	1,026	1
Real estate-construction
1-4 family	4,958	4,958	1,960	4,861	103
Other	1,150	1,150	84	1,150	22
Real estate-mortgage 1-4 family	3,124	3,124	396	2,899	131
Real estate-mortgage 5+ family	0	0	0	0	0
Real estate-mortgage commercial
Owner occupied	10,319	10,319	2,974	9,549	97
Non-owner occupied	746	746	458	746	2
Hotel industry	30,794	34,393	5,129	31,523	1,139
Home equity	413	413	141	1,621	2
Leases	0	0	0	0	0
Installment	0	0	0	6	1

Total:
Commercial	$655	$1,416	$273	$1,178	$1
Real estate-construction	6,876	8,610	2,044	11,727	301
Real estate-mortgage 1-4 family	5,163	5,163	396	6,290	227
Real estate-mortgage 5+ family	3,987	3,987	0	8,856	38
Real estate-mortgage commercial	54,074	57,673	8,561	61,190	1,963
Home equity	443	443	141	1,688	22
Leases	0	0	0	0	0
Installment	0	0	0	6	1
Total	$71,198	$77,292	$11,415	$90,935	$2,553

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

The following table presents the number of loans and leases modified as TDRs by segment and class during the three month period ended March 31, 2012, the outstanding recorded balances at the time modified and the outstanding recorded investment balances at March 31, 2012:

At March 31, 2012 ($000's)	Troubled Debt Restructurings
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
Troubled Debt Restructurings	Loans	Investment	Investment

Commercial	1	$109	$106
Real estate-construction
1-4 family	2	4,230	4,230
Other	1	4,012	4,012
Real estate-mortgage 1-4 family	13	1,777	1,770
Real estate-mortgage 5+ family	0	0	0
Real estate-mortgage commercial
Owner occupied	5	4,909	4,895
Non-owner occupied	2	2,755	2,753
Hotel industry	1	5,433	5,500
Home equity	0	0	0
Leases	0	0	0
Installment	0	0	0

Total	25	$23,225	$23,266

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

The following table presents the number of loans and leases modified as TDRs by segment and class during the twelve month period ended March 31, 2012 that subsequently defaulted during the three month period ended March 31, 2012 and the outstanding recorded investment balance at March 31, 2012.  For disclosure in this table, defaulted TDRs are those TDR loans greater than 90 days or more past due and still accruing or on nonaccrual status.

March 31, 2012 ($000s)	Troubled Debt Restructurings that Subsequently Defaulted
Troubled Debt Restructurings	Number of Loans	Recorded Investment

Commercial	0	$0
Real estate-construction
1-4 Family	2	4,230
Other	0	0
Real estate-mortgage 1-4 family	0	0
Real estate-mortgage 5+ family	0	0
Real estate-mortgage commercial
Owner occupied	1	412
Non-owner occupied	0	0
Hotel industry	0	0
Home equity	0	0
Leases	0	0
Installment	0	0

Total at March 31, 2012	3	$4,642

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Note 7 - Fair Value Measurement

The table below shows information about the Company's securities that were measured at fair value and the valuation techniques used by the Company to determine fair values.

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

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Securities Available for Sale ($000's)		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

States and political subdivisions	$2,984	$0	$2,167	$817
Mortgage-backed securities	77,995	0	77,995	0
Equity securities	4,253	4,253	0	0
At March 31, 2012	$85,232	$4,253	$80,162	$817

States and political subdivisions	$3,117	$0	$2,172	$945
Mortgage-backed securities	79,762	0	79,762	0
Equity securities	4,261	4,261	0	0
At December 31, 2011	$87,140	$4,261	$81,934	$945

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

The Company's change in Level 3 securities measured at fair value on a recurring basis was as follows:

Securities
Available
for Sale ($000's)
Balance at December 31, 2011	$945
Total realized and unrealized gains (losses) included in income	0
Total unrealized gains (losses) included in other comprehensive income	0
Net purchase, sales, calls and maturities	(128)
Net transfer into Level 3	0
Balance at March 31, 2012	$817

Securities
Available
for Sale ($000's)
Balance at December 31, 2010	$20
Total realized and unrealized gains (losses) included in income	(163)
Total unrealized gains (losses) included in other comprehensive income	143
Net purchase, sales, calls and maturities	0
Net transfer into Level 3	0
Balance at March 31, 2011	$0

At year-end 2011, the Company had nonrated securities issued by a local municipality totaling $945,000 in which the fair value was determined using significant unobservable inputs, or Level 3, based on an outside investment broker’s analysis of the financial condition of the municipality issuing the securities. During the three months ended March 31, 2012, $128,000 of these Level 3 securities matured.

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

During the quarter ended March 31, 2011, the Company recognized other than temporary impairment losses on its equity securities consisting of preferred stock issued by the Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) of $29,000, fully writing off the remaining book value of these securities.

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

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

During the three months ended March 31, 2012 and 2011, the Company recorded adjustments to certain collateral dependent loans that were measured for impairment in accordance with accounting guidelines.  In cases where the carrying value of the loans exceed the estimated fair value of the collateral less estimated costs to sell, an impairment loss was recognized.  The Company also recorded adjustments to certain cash flow dependent loans consisting primarily of troubled debt restructured loans that were measured for impairment in accordance with accounting guidelines.  In the case of cash flow dependent troubled debt restructured loans, impairment was determined by comparing the discounted cash flows with the Company’s recorded investment.  The Company made allocations for impaired loans totaling $1.6 million and $1.8 million for the three months ended March 31, 2012 and 2011, respectively.

Impaired Loans ($000's)		Fair Value Measurements at Reporting Date Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
At March 31, 2012	$34,791	$0	$0	$34,791

At December 31, 2011	$40,744	$0	$0	$40,744

Impaired Other Real Estate Owned ($000's)		Fair Value Measurements at Reporting Date Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
At March 31, 2012	$16,699	$0	$0	$16,699

At December 31, 2011	$18,300	$0	$0	$18,300

During the quarter ended March 31, 2012, the Company recorded adjustments of $1,972,000 to certain properties carried as other real estate owned as compared to adjustments of $673,000 for the same quarter of 2011.  Such write-downs are generally based on the estimated underlying fair values of the properties less estimated costs to sell.  In cases where the carrying value of the property exceeds the estimated fair value, an impairment loss is recognized.

The following methods and assumptions were used to estimate fair values for financial instruments.  Securities fair values are based on quoted market prices or, if no quotes are available, on the rate and term of the security and/or information about the issuer.  For loans, leases, deposits, securities sold under repurchase agreements and fixed-rate FHLB advances, the fair value is estimated by discounted cash flow analysis using market rates for the estimated life and credit risk.  Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.  The fair value of off-balance sheet items is based on the fees or cost that would currently be charged to enter into or terminate such arrangements, and the amount is not considered material.  Fair value for cash and cash equivalents, accrued interest receivable, advances from borrowers for taxes and insurance and accrued interest payable are estimated at carrying value. The estimated fair value for Federal Home Loan Bank stock is equal to the carrying value based on the restricted nature of the stock.

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

The estimated fair values of financial instruments at March 31, 2012 and December 31, 2011 were:

	Carrying	Estimated
March 31, 2012 ($000's)	Value	Fair Value
Financial assets:
Cash and cash equivalents	$37,367	$37,367
Securities available for sale	85,232	85,232
Loans and leases, net	297,807	307,365
Federal Home Loan Bank stock	1,434	1,434
Accrued interest receivable	1,481	1,481

Financial liabilities:
Deposits	$(391,837)	$(391,947)
Securities sold under repurchase agreements	(16,639)	(16,603)
Subordinated debentures	(10,310)	(4,706)
Advances from borrowers for taxes and insurance	(1,960)	(1,960)
Accrued interest payable	(1,083)	(1,083)

	Carrying	Estimated
December 31, 2011 ($000's)	Value	Fair Value
Financial assets:
Cash and cash equivalents	$37,833	$37,833
Securities available for sale	87,140	87,140
Loans and leases, net	303,729	313,338
Federal Home Loan Bank stock	1,801	1,801
Accrued interest receivable	1,401	1,401

Financial liabilities:
Deposits	$(397,631)	$(397,885)
Securities sold under repurchase agreements	(19,455)	(19,417)
Subordinated debentures	(10,310)	(4,375)
Advances from borrowers for taxes and insurance	(1,222)	(1,222)
Accrued interest payable	(1,127)	(1,127)

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

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

March 31, 2012

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

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Note 9 – Management Plans

Management and the Board of Directors are committed to complying with the terms of the Consent Order and the Written Agreement, and have already taken, and continue to take, numerous steps to address these matters.  The Bank and the Company reports to the FDIC and the IDFPR, and the Federal Reserve, respectively, quarterly regarding their progress in complying with the provisions included in the Consent Order and the Written Agreement.  Compliance with the terms of the Consent Order and the Written Agreement will be an ongoing priority for management of the Bank and the Company.

The Bank continues to dedicate significant resources to effectively identify, monitor, and manage problem assets and reduce real estate loan concentrations.  A liquidity policy has been developed to identify the sources of liquid assets available to meet the Bank’s contingency funding needs.  Dividends have already been restricted and the Company has suspended its dividend payments on its Series A Preferred Stock issued to the Treasury Department as is permissible under the terms of the TARP Capital Purchase Program and has deferred payment of interest on its subordinated debentures.  The Bank’s Tier 1 to average assets ratio and total capital to assets ratio, on a risk adjusted basis, were 8.23 percent and 13.30 percent, respectively, as of March 31, 2012, which were above the capital levels required by the Consent Order of 8.00 percent and 12.00 percent.

In view of these matters, the Bank’s ability to improve its financial condition is dependent upon the success of management’s plans to address concerns regarding profitability and asset quality.  The Bank’s management believes they are taking appropriate steps aimed at returning the Bank to profitability and improving asset quality.  Management’s success will ultimately be determined by its implementation of its plans, as well as factors beyond its control, such as the economy and real estate market.

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

(ASU 2011-4) In May 2011, the FASB issued an Update related to fair value measurements (Topic 820) and disclosure requirements.  The Update results in common fair value measurement and disclosures in U.S. GAAP and IFRS by changing the wording used to describe many of the fair value measurement requirements in U.S. GAAP or to clarify the FASB’s intent about the application of existing fair value measurement requirements.    The amendments were adopted beginning in the first quarter of 2012 and applied to the Company’s financial statements prospectively.

(ASU 2011-5) In June 2011, the FASB issued an Update on the Presentation of Comprehensive Income (Topic 220), which was amended in October 2011.  The Update changes the reporting and presentation of comprehensive income on the face of the financial statements and provides two options of presentation- a single statement including net income and the components of other comprehensive income or two separate statements.  The Update eliminates the option of presenting the components of other comprehensive income in the statement of changes in stockholders’ equity.  The amendments in this Update were adopted beginning in the first quarter of 2012 and will be applied to the Company’s financial statements retrospectively.

Index

NORTHERN STATES FINANCIAL CORPORATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion focuses on the consolidated financial condition of Northern States Financial Corporation (the “Company”) at March 31, 2012 compared to December 31, 2011 and the Company’s consolidated results of operations for the three month period ended March 31, 2012, compared with the three month period ended March 31, 2011.  The purpose of this discussion is to provide a better understanding of the condensed consolidated financial statements of the Company and the operations of its two wholly-owned subsidiaries, NorStates Bank (the “Bank”) and NorProperties, Inc. (“NorProp”), and the Bank’s wholly-owned subsidiary, Northern States Community Development Corporation (“NSCDC”). This discussion should be read in conjunction with the interim condensed consolidated unaudited financial statements and notes thereto included herein.

Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties.  The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "plan," or similar expressions.  The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted.  The Company undertakes no obligation to update these forward-looking statements in the future.  The Company cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to March 31, 2012 to differ materially from those expressed in forward-looking statements.  Factors that could cause actual results to differ from those predicted and could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, the potential for further deterioration in the credit quality of the Company’s loan and lease portfolios, uncertainty regarding the Company’s ability to ultimately recover on loans currently on nonaccrual status, the Company’s ability to comply with the provisions of the Consent Order and Written Agreement, further deterioration in the value of the Company’s other real estate owned, unanticipated changes in interest rates, worsening or lack of improvement in general economic conditions and the real estate market, increasing regulatory compliance burdens or potential legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the quality or composition of the Company’s loan or investment portfolios, deposit flows, liquidity issues, competition, demand for loan products and financial services in the Company’s market area, and changes in accounting principles, policies and guidelines.  These risks and uncertainties should be considered in evaluating forward-looking statements.

OVERVIEW

Total assets at March 31, 2012 were $453.0 million, a decrease of $10.0 million, or 2.2 percent, from $463.0 million at December 31, 2011 as the Company continued to reposition its balance sheet.  Loans totaled $316.8 million at March 31, 2012, a decrease of $5.9 million, or 1.8 percent, from $322.7 million at December 31, 2011.  Loans decreased by $3.0 million as scheduled principal loan payments and loan payoffs were received in the normal course of business.  Contributing to the decrease in loans was the transfer of $1.5 million in loans to other real estate owned through or in lieu of foreclosure and the charge-off of $1.4 million in loans to the allowance for loan and lease losses. Other real estate owned totaled $17.9 million at March 31, 2012, decreasing $1.4 million from year-end 2011 as $964,000 of properties were sold and the Company recognized further impairment of $2.0 million, partially offset by the transfer of $1.5 million in loans to other real estate owned.  The Company’s cash and cash equivalents totaled $37.4 million at March 31, 2012, showing a slight decrease of $466,000 from December 31, 2011.

Index

NORTHERN STATES FINANCIAL CORPORATION

The decline in the Company’s assets was primarily offset by deposit decreases of $5.8 million, or 1.5%. Deposits totaled $391.8 million at March 31, 2012 compared with $397.6 million at December 31, 2011.  Time deposits decreased $20.4 million while total other deposits consisting of demand, interest bearing demand, money market and savings deposits increased $14.6 million from December 31, 2011.  Time deposits decreased primarily from reductions of $1.7 million in brokered time deposits and $14.6 million in wholesale internet time deposits.

The Company’s borrowings through securities sold under repurchase agreements decreased $2.8 million to $16.6 million at March 31, 2012 as compared with $19.4 million at December 31, 2011.

The Company continued to be affected by the continued decline in general real estate prices.  For the three months ended March 31, 2012, the Company experienced a net loss available to common stockholders of $3.1 million or $0.73 per share, compared with a net loss of $1.4 million, or $0.32 per share for the same three months of 2011 as the Company continued to write down loans and other real estate owned as a result of declining values of the collateral securing those assets.  The provision for loan and lease losses increased $200,000 and write-downs of other real estate owned increased $1.3 million during the first quarter of 2012 as compared to the same quarter of 2011.  Losses on the sale of other real estate owned were $216,000 during the first quarter of 2012 as compared with gains of $67,000 during the same quarter last year.

Total nonperforming loans and leases increased $7.6 million to $79.3 million, or 25.0 percent of total loans and leases, at March 31, 2012 as compared with $71.7 million, or 22.2 percent of total loans and leases, at December 31, 2011.

The Company’s net interest income, the difference between interest earned on loans and investments and interest paid on deposits and borrowings, was $4.3 million for the first quarter of 2012 decreasing 7.8 percent, or $364,000 compared with the same quarter of 2011. The decline in net interest income was attributable to a decrease in average earning assets of $70.9 million and the high levels of nonperforming loans.

Noninterest expenses for the Company, other than write-downs to other real estate owned, decreased $307,000 during the first quarter of 2012 as compared with the same quarter of 2011 as management focused on controlling costs.

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

Other real estate owned consists of properties securing nonperforming loans obtained through, or in lieu of, foreclosure and is initially reported at the estimated fair value based on a real estate appraisal less estimated costs to sell. Other real estate is periodically assessed for impairment and any such impairment is recognized in the current period.

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

The Company recognized no income tax benefit for the three months ended March 31, 2012 despite having an operating loss before income taxes of $2.8 million.  Per accounting rules, the Company continued to book tax benefits adjusted for timing differences as a deferred tax asset with a corresponding offset to the deferred tax asset valuation allowance, without recognizing a tax benefit on the income statement due to uncertainties as to the realization of these benefits.  For the three months ended March 31, 2012, the Company’s tax benefit was calculated to be $1.1 million and the deferred tax asset increased to $21.6 million exclusive of the deferred tax effect of the unrealized gains of the Company’s securities.  The Company will continue to analyze its deferred tax assets quarterly.

FINANCIAL CONDITION

The Company’s cash and cash equivalents totaled $37.4 million at March 31, 2012, slightly increasing from December 31, 2011.  The Company’s interest bearing deposits in financial institutions with maturities less than 90 days, a component of cash and cash equivalents, totaled $29.9 million, a decrease of $2.6 million from December 31, 2011.  These funds consisted primarily of deposits at the Federal Reserve Bank of Chicago as the interest rate paid was greater than or comparable to rates paid on federal funds sold.

The Company’s securities available for sale declined $1.9 million, to $85.2 million at March 31, 2012 compared with $87.1 million at year-end 2011.  The declines in securities were due to the receipt of scheduled maturities and payments.   At March 31, 2012, the Company had pledged securities of $51.2 million as compared to $57.0 million at December 31, 2011.  The securities were pledged to secure public deposits, repurchase agreements and for other purposes as required or permitted by law.

Loans and leases totaled $316.8 million at March 31, 2012, decreasing $5.9 million, or 1.8 percent, from $322.7 million at December 31, 2011.  Loans decreased by $3.0 million as scheduled principal loan payments and loan payoffs were received in the normal course of business.  Contributing to the decrease in loans was the transfer of $1.5 million in loans to other real estate owned through or in lieu of foreclosure, and the charge-off of $1.4 million in loans to the allowance for loan and lease losses.

Index

NORTHERN STATES FINANCIAL CORPORATION

At March 31, 2012, approximately 95 percent of the Bank’s loan portfolio was secured by real estate.  The Company’s loans to the hotel industry totaled $46.8 million, or 183 percent of total capital at March 31, 2012, decreasing slightly from $47.0 million, or 165 percent of capital at year-end 2011.  Loans totaling $26.1 million secured by 1-4 family homes and 5+ family residences at March 31, 2012 were pledged to secure a line of credit of $14.3 million from the Federal Home Loan Bank of Chicago.  At March 31, 2012, loans totaling $79.3 million had payment schedules where only interest is collected until the loans mature as compared with $96.1 million in loans at December 31, 2011.  At March 31, 2012, $19.0 million of loans having interest only payments were home equity loans.

Loan commitments declined $1.2 million to $31.0 million at March 31, 2012, compared with $32.2 million at December 31, 2011.  Letters of credit decreased during the nine months ended March 31, 2012, to $1.7 million from $2.3 million at year-end 2011.

At March 31, 2012, loans to related parties totaled $119,000 as compared with $238,000 at December 31, 2011.  Loan commitments and letters of credit issued to related parties were $95,000 at March 31, 2012 compared with $247,000 at December 31, 2011.  Loans, loan commitments and letters of credit to related parties are made on the same terms and conditions that are available to the public.

The decline in the Company’s assets was primarily offset by deposit decreases of $5.8 million. Deposits totaled $391.8 million at March 31, 2012 compared with $397.6 million at December 31, 2011.  Time deposits decreased $20.4 million as management reduced its dependence on wholesale internet time deposits by $14.6 million and lowered its brokered time deposits by $1.7 million.  Offsetting some of the decline were increases to demand deposits of $2.7 million, interest bearing demand deposits (“NOW”) of $6.7 million and low cost savings accounts of $5.9 million.  Related party deposits at March 31, 2012 totaled $1.5 million as compared with $2.1 million at year-end 2011.

At March 31, 2012, the mix of deposits changed as retail deposits increased $10.6 million to 72.1 percent of deposits from 68.3 percent at year-end 2011.   Wholesale internet time deposits decreased $14.6 million to 3.6 percent of deposits from 7.2 percent at year-end 2011.

Core deposits, defined as retail and commercial demand, NOW, money market and savings accounts, which generally have lower interest costs and management believes are more stable, increased $12.2 million, or 5.7%, to $227.2 million at March 31, 2012  from $215.0 million at year-end 2010.

Because the Consent Order establishes specific capital amounts to be maintained by the Bank, the Bank may not be considered better than “adequately capitalized” for capital adequacy purposes, even if the Bank exceeds the levels of capital set forth in the Consent Order. Currently, the Bank exceeds the capital levels established by the FDIC and the IDFPR in the Consent Order.

As an adequately capitalized institution, the Bank may not accept, renew or roll over brokered deposits without prior approval of the FDIC.  Brokered deposits also include deposits with rates of interest that are more than 75 basis points above the rate applicable to the applicable market of the Bank as determined by the FDIC.  However, the Bank has received designation by the FDIC that the Bank is operating in a high rate area.  This allows the Bank to use local average deposit rates as a basis for setting competitive rates on its deposits.  The Bank also has received permission from the FDIC to offer brokered CDARS time deposits.  At March 31, 2012, brokered CDARS time deposits totaled $10.2 million.

 Securities sold under repurchase agreements declined $2.8 million at March 31, 2012 to $16.6 million compared with $19.4 million at December 31, 2011.  The Company, by managing its liquidity, has lessened its reliance on this source of funds due to the pledging of securities that is required.  There were no related party repurchase agreements at March 31, 2012 and December 31, 2011.

Index

NORTHERN STATES FINANCIAL CORPORATION

The Company is committed to actively service and maintain its current loan portfolio and is focused on the reduction of its nonperforming assets. As a consequence, the Company expects further declines in loan balances in 2012 due to scheduled principal payments and maturities.

The Company expects deposits to decrease by further reducing its reliance on wholesale internet time deposits that totaled $13.9 million at March 31, 2012.  Subsequent to March 31, 2012, the Company, in order to improve its net interest margin, reduced its deposit rates which the Company expects may cause deposit levels to decrease further.  With deposits expected to decrease, the Company will remain diligent in maintaining proper liquidity levels.

CAPITAL RESOURCES

Total stockholders’ equity decreased $2.9 million to $25.6 million at March 31, 2012 as compared with $28.5 million at year-end 2011.  The Company’s net loss of $2.8 million and accrual for dividends on the preferred stock of $243,000 for the three months ended March 31, 2012 were offset by a $86,000 increase to accumulated other comprehensive income relating to the unrealized gains on securities available for sale, net of deferred tax, and $30,000 due to the accretion of the unearned portion of stock awards.  The book value of the Company’s outstanding common stock at March 31, 2012 was $1.95 per share, compared with $2.65 at December 31, 2011.

On a consolidated basis, the Company’s Tier 1 to average assets ratio and total capital to assets ratio, on a risk adjusted basis, were 7.27 percent and 12.38 percent, respectively, at March 31, 2012.  The Bank’s Tier 1 to average assets ratio and the total capital to assets ratio, on a risk adjusted basis, were 8.23 percent and 13.30 percent, respectively, as of March 31, 2012, which are above the capital levels required by the Consent Order of 8.00 percent and 12.00 percent.

In January 2011, 207,500 shares of restricted stock were issued pursuant to the 2009 Restricted Stock Plan from the Company’s treasury stock.  During the second and third quarters of 2011, employees, who left the Company, forfeited 2,000 shares of restricted stock, which were returned to treasury stock. At March 31, 2012, 194,500 shares were available for issuance under the Plan.  Of the 80,000 shares issued to directors, 70,000 shares vested during the first quarter of 2011, while the remaining 10,000 shares fully vest in January 2013.  A total of 125,500 restricted stock shares granted to employees of the Company will fully vest in January 2013.  The expense attributable to these restricted stock awards recognized during the three months ended March 31, 2012 and 2011 totaled $30,000 and $152,000, respectively.

LIQUIDITY

The Company’s liquidity is measured by the ability to raise funds through deposits, borrowed funds, capital or cash flow from the repayment or maturities of loans and securities and net profits.   Liquidity is primarily managed through deposits and liquid assets such as cash and due from banks less any reserve requirements, securities available for sale less any pledged securities and federal funds sold.  Asset and liability management is the process of managing the balance sheet to achieve a mix of earning assets and liabilities in such a way that achieves an interest rate risk profile acceptable to management and assists in achieving a desired level of profitability.  An important part of the overall asset and liability management process is providing adequate liquidity.  The Company’s liquid assets consisting of cash and cash equivalents less any Federal Reserve Bank deposit requirements and normal branch cash reserves plus unpledged securities available for sale totaled $63.6 million at March 31, 2012, increasing $2.4 million as compared with $61.2 million at December 31, 2011.

Index

NORTHERN STATES FINANCIAL CORPORATION

As required by the Consent Order, management developed a liquidity plan that identifies the sources of liquid assets available to meet the Bank’s contingency funding needs over the next twelve months.  This liquidity plan looks at the Bank’s ability to meet the cash flow requirements of customers and other operating needs and seeks to manage liquidity to meet these requirements.  The Company needs to have sufficient cash flow to meet borrowers’ needs to fund loans or the requirements of depositors wanting to withdraw funds.  The Statements of Cash Flows shows that for the three months ended March 31, 2012, cash and cash equivalents decreased by $466,000 to $37.4 million as compared with $37.8 million at December 31, 2011.

As part of the liquidity policy, management reviews the Bank’s on-balance sheet liquidity ratio daily.  The on-balance sheet liquidity ratio is the net liquid assets divided by total deposits.  At March 31, 2012, this internally calculated ratio at the Bank was 18.5 percent as compared with 18.2 percent at year-end 2011.

The Bank’s liquidity plan considers the liquidity provided by scheduled principal payments by borrowers and estimated principal reductions on mortgage-backed securities. The Bank expects to receive liquidity from loan principal payments by borrowers of approximately $530,000 per month and scheduled principal reductions on mortgage-backed securities of approximately $750,000 per month.

Federal funds sold and interest bearing deposits in financial institutions with maturities less than 90 days are a component of the Company’s cash and cash equivalents.  These funds totaled $29.9 million at March 31, 2012 as compared with $32.5 million at December 31, 2011.

The Company classifies all of its securities as available for sale, which increases the Company's flexibility in that the Company can use unpledged securities to meet liquidity requirements by selling the unpledged securities or by increasing its repurchase agreement balances.  Securities available for sale totaled $85.2 million at March 31, 2012, of which $51.2 million were pledged to secure public deposits and repurchase agreements.  At December 31, 2011, securities available for sale totaled $87.1 million of which $57.0 million were pledged.

Another source of liquidity to the Company is deposits. Under the Consent Order, the Bank must limit its brokered time deposits. As a result of the Consent Order, the Bank is not permitted to pay a rate of interest on deposit products that is more than 75 basis points above the rate applicable to the applicable market of the Bank as determined by the FDIC.  At March 31, 2012, wholesale internet time deposits and brokered time deposits decreased $16.2 million from year-end 2011 and the Company expects that they will continue to decrease due in part to the Bank’s compliance with the Consent Order.  The FDIC has recognized that the Bank is operating in a high rate area, which allows the Bank to use local average deposit rates as a basis for setting competitive rates on its deposits.  However, it is expected that deposits will continue to decline during the balance of 2012 and liquidity available from deposits will be limited.

An additional source of liquidity is a line of credit available at the Federal Home Loan Bank of Chicago, which was $14.3 million at March 31, 2012.  There were no outstanding balances on this line of credit at either March 31, 2012 or December 31, 2011.  At March 31, 2012, the Company has pledged loans totaling $26.1 million as security for this line.

The Consent Order also restricts payments of dividends from the Bank to the Company and as such conserves liquidity and capital at the Bank.  Dividends from the Bank are needed to fund dividend payments by the Company to its preferred and common stockholders and the interest payments on its subordinated debentures.   The Written Agreement between the Company and the Federal Reserve Bank dated March 17, 2011, prohibits the Company form paying dividends on its Series A Preferred Stock issued under the TARP Capital Purchase Program.  Due to these constraints, it is expected that the Company will continue to suspend dividend payments on its Series A Preferred Stock and will not pay any dividends to common stockholders in 2012.  Also, the Company will continue to defer interest payments on its subordinated debentures.  At March 31, 2012, the accumulated dividends payable on the Series A Preferred Stock totaled $2.4 million and the cumulative deferred interest payments payable on the subordinated debentures totaled $808,000.

Index

NORTHERN STATES FINANCIAL CORPORATION

RESULTS OF OPERATIONS

NET INCOME

The Company recognized a loss available to common stockholders for the quarter ended March 31, 2012 of $3.1 million, as compared with a loss of $1.4 million for the same quarter of 2011.  The loss during the first quarter of 2012 was primarily due to a provision to the allowance for loan and lease losses of $1.4 million, write-downs to other real estate owned of $2.0 million and losses on the sale of other real estate owned of $216,000.  The loss for the same quarter of 2011 was primarily the result of provision to the allowance for loan and lease losses of $1.2 million, write-downs to other real estate owned of $673,000 and impairment write-downs to securities of $163,000.

NET INTEREST INCOME

Net interest income, the difference between interest income on earning assets and interest expense on interest bearing liabilities, decreased 7.8 percent or $364,000, and totaled $4.3 million for the quarter ended March 31, 2012  as compared with $4.6 million for the same quarter of 2011.  The decrease to net interest income for the quarter was attributable to a decrease in average interest earning assets of $70.9 million for the first quarter of 2012 as compared with the same quarter of 2011.

Most of the $70.9 million decline to average interest earning assets was attributable to decreases in average loans of $59.9 million and decreases in average federal funds sold and other interest earning assets of $6.2 million. The decrease in average loans was due to transfers of loans to other real estate owned, scheduled loan payments and payoffs and charge-offs of uncollectible loans to the ALLL. Average time deposits decreased $77.6 million during the quarter.

The net interest spread, the difference between rates earned on interest earning assets and paid on deposits and borrowings for the quarter ended March 31, 2012 increased 32 basis points to 3.91 percent as compared with 3.59 percent for the same quarter last year.  Yields on interest earning assets remained constant at 4.33 percent for the first quarter of 2012 as compared with the same quarter last year while rates paid on interest bearing liabilities declined 32 basis points.  The decline in rates paid on interest bearing liabilities was mainly due to rates paid on time deposit rates that decreased 56 basis points.

Index

NORTHERN STATES FINANCIAL CORPORTION

TABLE 1

NORTHERN STATES FINANCIAL CORPORATION
ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES
For the Three Months Ended  March 31, 2012 and 2011 - Rates are Annualized
($ 000s)

		2012			2011
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Loans (1)(2)(3)	$320,451	$4,124	5.15%	$380,376	$4,862	5.11%
Taxable securities (4)	84,916	506	2.44%	88,850	562	2.46%
Tax advantaged securities (2)(4)	3,008	46	6.36%	3,906	55	5.75%
Federal funds sold and other interest earning assets	26,340	14	0.21%	32,492	16	0.20%
Interest earning assets (4)	434,715	4,690	4.33%	505,624	5,495	4.33%
Noninterest earning assets	19,782			28,053
Total average assets	$454,497			$533,677
Liabilities and stockholders' equity
NOW deposits	$60,196	$39	0.26%	$59,711	$34	0.23%
Money market deposits	53,384	40	0.30%	51,066	44	0.34%
Savings deposits	68,932	8	0.05%	64,601	13	0.08%
Time deposits	139,418	204	0.59%	217,019	623	1.15%
Other borrowings	27,887	73	1.05%	38,770	87	0.90%
Interest bearing liabilities	349,817	364	0.42%	431,167	801	0.74%
Demand deposits	68,184			62,316
Other noninterest bearing liabilities	7,762			6,398
Stockholders' equity	28,734			33,796
Total average liabilities and stockholders' equity	$454,497			$533,677

Net interest income		$4,326			$4,694

Net interest spread			3.91%			3.59%

Net yield on interest earning assets (4)			4.00%			3.70%

Interest-bearing liabilities to earning assets ratio			80.47%			85.27%

(1)	-	Interest income on loans includes loan origination and net fees of $19,000 and $28,000 for the three months ended March 31, 2012 and 2011, respectively.
(2)	-
Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34 percent tax rate. The tax equivalent adjustment reflected in the above table for municipal loans is approximately $26,000 and $27,000 for the three months ended March 31, 2012 and 2011, respectively.  The tax equivalent adjustment reflected in the above table for municipal securities is approximately $16,000 and $19,000 for the three months ended March 31, 2012 and 2011, respectively.

(3)	-	Non-accrual loans are included in average loans.
(4)	-
Rate information was calculated on the average amortized cost for securities.  The three months ended March 31, 2012 and 2011 average balance information includes an average unrealized gain (loss) for taxable securities of $1,797,000 and ($2,587,000) and for tax-advantaged securities of $114,000 and $81,000, respectively.

Index

NORTHERN STATES FINANCIAL CORPORTION

ASSET QUALITY AND THE PROVISION FOR LOAN AND LEASE LOSSES

At March 31, 2012, management, with the concurrence of the Board of Directors, after carefully reviewing the adequacy of the allowance for loan and lease losses and the levels of nonperforming and impaired loans and leases, determined that an allowance of $19.0 million, approximately the same level as at year-end 2011, was adequate to cover potential loan and lease losses,.  The Company’s allowance for loan and lease losses to total loans ratio was 6.01 percent at March 31, 2012 compared with 5.88 percent at December 31, 2011.

During the quarter ended March 31, 2012, $1.4 million in loans and leases were charged-off against the allowance due primarily to the charge-off of a $1.2 million construction loan as compared with charge-offs of $1.0 million during the same quarter last year.  Recoveries of loans previously charged-off totaled $1,000, as compared with $5,000 in recoveries during the same quarter in 2011.  The provision for loan and lease losses was $1.4 million as compared with $1.2 million during the same quarter in 2011.

Nonperforming loans and leases includes 1) loans and leases on nonaccrual status; 2) loans and leases 90 days or more past due and still accruing interest; and 3) accruing loans less than 90 days past due classified as troubled debt restructurings (“TDRs).  Total nonperforming loans and leases increased $7.6 million to $79.3 million, or 25.0 percent of total loans and leases, at March 31, 2012 as compared with $71.7 million, or 22.2 percent of total loans and leases, at December 31, 2011.

The $7.6 million increase to nonperforming loans from year-end 2011 was primarily the result of a $7.2 million increase to nonperforming real estate-construction loans that were affected by the continued decline in general real estate prices. During the first quarter of 2012, one real estate-construction loan relationship totaling $4.2 million secured by the construction of 1-4 family units became 90 days or more past due, still accruing while another real estate-construction  loan relationship secured by vacant loan totaling $4.0 million was classified as aTDR during the quarter as concessions were made to the borrower.

Nonaccrual loans decreased $736,000 to $18.7 million at March 31, 2012 from year-end 2011. The Company is attempting to work with the nonaccrual borrowers to resolve their issues, but in many cases where the loans are collateralized by real estate, the Company may have to foreclose on the properties securing the loans and transfer the collateral to other real estate owned.

Loans 90 days or more past due, still accruing totaled $5.8 million at March 31, 2012, an increase of $5.3 million from year-end 2011 primarily due to the addition during the quarter of one real estate-construction loan relationship totaling $4.2 million. These loans were considered both well secured and in the process of collection.

TDRs increased $3.0 million to $54.7 million at March 31, 2012 from year-end 2011 primarily due to a real estate-construction loan relationship totaling $4.0 million which was classified as aTDR during the first quarter of 2012.  Restructuring of loans is undertaken to improve the likelihood that the loan will be repaid in full under the modified terms in accordance with a reasonable repayment schedule. All restructured loans are evaluated to determine whether the loans should be reported as a TDR. A loan is a TDR when the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower by modifying or renewing a loan that the Company would not otherwise consider. To make this determination the Bank must determine whether (a) the borrower is experiencing financial difficulties and (b) the Company granted the borrower a concession (c) absent the current modification, would the borrower more than likely default.  Factors to consider in determining whether the Company has granted a concession include: lowering the interest rate, extending the maturity date, forgiving debt, reducing accrued interest or changing the payment to interest only for an extended period of time. This determination requires consideration of all of the facts and circumstances surrounding the modification. An overall general decline in the economy or some deterioration in a borrower’s financial condition does not automatically mean the borrower is experiencing financial difficulties. TDRs at March 31, 2012 were still accruing and none were considered past due greater than 30 days.

Index

NORTHERN STATES FINANCIAL CORPORTION

The Company considers a loan impaired if full principal and interest is not expected to be collected under the contractual terms of the original note.  Nonaccrual and accruing TDR loans are classified as impaired.  Impaired loans at March 31, 2012 totaled $77.7 million, as compared with $71.2 million at December 31, 2011, an increase of $6.5 million. Each impaired loan is individually evaluated for impairment and is carried at the lower of the loan balance or the present value of expected cash flows discounted at the loan's effective interest rate or at the fair value of the collateral less estimated costs to sell if the loan or lease is collateral dependent.  At March 31, 2012, $11.7 million of the allowance for loan and lease losses was allocated to impaired loans.

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

Another component of nonperforming assets is other real estate owned, consisting of assets acquired through or in lieu of foreclosure.  At March 31, 2012, other real estate owned totaled $17.9 million, a decrease of $1.4 million from $19.3 million at December 31, 2011.  The decrease in other real estate owned was due to sales of properties carried at $1.0 million in which the Company recognized  losses of $216,000 and write-downs of $2.0 million taken during the three months ended March 31, 2012. During the three months ended March 31, 2012, additions of $1.5 were made to other real estate owned from nonperforming loans.

The Company’s other real estate owned portfolio at March 31, 2012, consisted primarily of 5 plus family buildings and commercial real estate of $4.4 million and $8.8 million, respectively.  Other real estate owned also included $2.3 million of vacant land and $2.4 of single family homes. The Company is actively marketing all of its other real estate owned properties for sale.

The fair value of other real estate owned is reviewed by management at least quarterly to help ensure the reasonableness of its carrying value, which is lower of cost or the fair value less estimated selling costs.    If values continue to deteriorate, the Company may have future additional write-downs to its other real estate owned portfolio.

Index

NORTHERN STATES FINANCIAL CORPORTION

TABLE 2

NORTHERN STATES FINANCIAL CORPORATION
NONPERFORMING LOANS
($ 000s)

			Troubled Debt
		90 Days or	Restructured	Total Non-	% Non-
Nonperforming loans	Nonaccrual	More Past Due,	Loans,	performing	performing
at March 31, 2012	Loans	Still Accruing	Still Accruing	Loans	Loans

Commercial	$542	$0	$106	$648	0.8%
Real estate-construction	3,607	4,230	6,425	14,262	18.0%
Real estate-mortgage
1-4 family	954	474	3,310	4,738	6.0%
Real estate-mortgage
5+ family	3,983	0	0	3,983	5.0%
Real estate-mortgage commercial	8,875	1,107	44,890	54,872	69.2%
Home equity	763	0	0	763	1.0%
Leases	0	0	0	0	0.0%
Installment	0	15	0	15	0.0%
Total	$18,724	$5,826	$54,731	$79,281	100.0%

			Troubled Debt
		90 Days or	Restructured	Total Non-	% Non-
Nonperforming loans	Nonaccrual	More Past Due,	Loans,	performing	performing
at December 31, 2011	Loans	Still Accruing	Still Accruing	Loans	Loans

Commercial	$548	$0	$108	$656	0.9%
Real estate-construction	4,447	152	2,428	7,027	9.8%
Real estate-mortgage
1-4 family	1,263	0	3,901	5,164	7.2%
Real estate-mortgage
5+ family	3,987	0	0	3,987	5.6%
Real estate-mortgage commercial	8,772	0	45,301	54,073	75.4%
Home equity	443	322	0	765	1.1%
Leases	0	0	0	0	0.0%
Installment	0	16	0	16	0.0%
Total	$19,460	$490	$51,738	$71,688	100.0%

Index

NORTHERN STATES FINANCIAL CORPORTION

TABLE 3

NORTHERN STATES FINANCIAL CORPORATION
OTHER REAL ESTATE OWNED
($ 000's)

	March 31,	December 31,
	2012	2011

Real estate - vacant land	$2,266	$2,212
Real estate - 1-4 family	2,416	1,834
Real estate - 5+ family	4,433	6,565
Real estate - commercial	8,744	8,731

Total other real estate owned	$17,859	$19,342

	Three months ended
	March 31,	March 31,
	2012	2011

Balance beginning of the period	$19,342	$24,326
Additions	1,453	61
Improvements	0	0
Sales proceeds	(748)	(1,544)
Gains (losses) on sales	(216)	67
Write-downs	(1,972)	(673)

Balance at end of period	$17,859	$22,237

NONINTEREST INCOME

 Noninterest income for the three months ended March 31, 2012 was $651,000 as compared to $833,000 for the three months ended March 31, 2011, a decrease of $182,000.  Noninterest income declined as the Company recognized losses of $216,000 from the sale of $1.0 million of other real estate owned as compared to gains of $67,000 on the sale of $1.5 million in the same three months of 2011.  Contributing to the decrease in noninterest income were declines in service fees on deposits of $30,000 and trust income of $45,000.  During March 2012, the Company instituted increased service charges on deposit accounts and anticipates increases to service fees in following periods.  Partially offsetting these decreases was that there was no impairment write-downs of securities during the three months ended March 31, 2012 as compared with $163,000 for the same three months of 2011.

NONINTEREST EXPENSE

Noninterest expense for the quarter ended March 31, 2012 was $6.4 million, increasing $1.0 million from the same quarter last year.  Noninterest expense increased $1.3 million due to write-downs to other real estate owned of $2.0 million compared with $673,000 for the same quarter of 2011.  Data processing expense also increased $65,000.  The Company made a change to its item processing system during the first quarter of 2012 and expects lower data processing expense in following periods. Partially offsetting these increases were declines to FDIC insurance premiums, other real estate owned expenses and occupancy and equipment expenses.  FDIC insurance expense declined $125,000 due to changes to the FDIC assessment base.  Other real estate owned expenses declined $107,000 as the Company has rented some of its other real estate owned properties and rental income offset expenses.   Occupancy and equipment expense declined $73,000 in part due to lower utility and maintenance expenses partially attributable to the mild winter.

Index

NORTHERN STATES FINANCIAL CORPORTION

FEDERAL AND STATE INCOME TAXES

The Company recognized no income tax benefit for the three months ended March 31, 2012 and 2011 despite having an operating loss before income taxes of $2.8 million and $1.1 million, respectively.  Per accounting rules, the Company continued to book tax benefits adjusted for timing differences as a deferred tax asset with a corresponding offset to the deferred tax asset valuation allowance, without recognizing a tax benefit on the income statement due to uncertainties as to the realization of these benefits.  For the three months ended March 31, 2012, the Company’s tax benefit was calculated to be $1.1 million and the deferred taxes increased to $21.6 million exclusive of the deferred tax effect of the unrealized gains of the Company’s securities.  The Company will continue to analyze its deferred tax assets quarterly.

REGULATORY MATTERS

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

In November 2009, in response to the Board Resolution, the Company notified the U.S. Treasury Department (“Treasury”) of its intent to suspend its dividend payments on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”). The suspension of the dividend payments is permissible under the terms of the Troubled Asset Relief Program Capital Purchase Program, but the dividend is a cumulative dividend and failure to pay dividends for six dividend periods triggers board of director appointment rights for the holder of the Series A Preferred Stock. At March 31, 2012, the Company had suspended ten dividend payments and has a payable of $2,398,000 for the preferred stock dividends. The Company expects that the Treasury Department will appoint two directors to its board in 2012.  In January 2011, the Company agreed to allow a Treasury Department observer to attend its board of directors meetings. While dividends are being deferred on the preferred stock issued under the TARP CPP, the Company may not pay dividends on its common stock.

In November 2009, the Company notified the trustee that holds the Company’s junior subordinated debentures relating to its trust preferred securities that the Company would be deferring its regularly scheduled quarterly interest payments. The Company has the right to defer the payment of interest on the junior subordinated debentures at any time, for a period not to exceed 20 consecutive quarters. At March 31, 2012, the Company had deferred payment of ten regularly scheduled quarterly interest payments and has a payable of $808,000 for the interest on the subordinated debentures. During the deferral period, the Company may not pay any dividends on its common or preferred stock.

Index

NORTHERN STATES FINANCIAL CORPORTION

On April 16, 2010 the NorStates Bank ("Bank") and the FDIC and the IDFPR entered into a joint Consent Order. The Consent Order requires, among other things, increased Bank Board of Directors oversight, certain minimum capital levels, action plans to reduce and manage its classified assets and no payments of dividends without prior approval from its regulators (see Note 9).

The Consent Order requires the Bank to maintain Tier 1 capital to average assets at a minimum of 8.00% and total capital to risk weighted assets at a minimum of 12.00%.  As noted above, the Bank's Tier 1 capital to average assets was 8.23% and total capital to risk weighted assets was 13.30% as of March 31, 2012. Under the Consent Order the Bank may not be considered "well capitalized" for capital adequacy purposes even if it exceeds the levels of capital set forth in the Consent Order.  As of March 31, 2012, the Bank was considered "adequately capitalized".

For additional information on regulatory matters, see Note 8 and Note 9 in this document in the notes to the interim condensed consolidated financial statements.

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

Index

NORTHERN STATES FINANCIAL CORPORTION

Another approach used by management to analyze interest rate risk is to periodically evaluate or “shock” the Company’s base 12- month projected net interest income by assuming an instantaneous decrease or increase in rates using computer simulation.  Table 5 shows this analysis at March 31, 2012 and December 31, 2011.  The computer simulation model used to do the interest rate shocks and calculate the effect on projected net interest income takes into consideration maturity and repricing schedules of the various assets and liabilities as well as call provisions on the Company’s securities.  Current policy set by the Board of Directors limits exposure to net interest income from interest rate shocks.

TABLE 4

NORTHERN STATES FINANCIAL CORPORATION
EFFECT OF INTEREST SHOCKS ON NET INTEREST INCOME
as of March 31, 2012 and December 31, 2011
($000s)

		Immediate Change in Rates
	-2.00%	-1.00%	+1.00%	+2.00%	%

March 31, 2012:
Dollar Change from Base Forecast	$(349)	$(59)	$225	$493
Percent Change from Base Forecast	-2.01%	-0.34%	1.29%	2.84%

December 31, 2011:
Dollar Change from Base Forecast	$(12)	$298	$53	$122
Percent Change from Base Forecast	-0.07%	1.74%	0.31%	0.71%

At April 25, 2012, the base forecasted 12-month net interest income increases $493,000 when rates are shocked upwards 2% while net interest income decreases $349,000 for a 2% downwards rate shock.

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

Based on the April 25, 2012 monetary policy announcement of the Federal Reserve’s Federal Open Market Committee, it is anticipated that rates will remain at historic lows until late 2014.

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s management has evaluated, with the participation of the President and Chief Executive Officer, and Vice President and Chief Financial Officer, the Company’s disclosure controls and procedures (as such term is defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on that evaluation, the President and Chief Executive Officer, and Vice President and Chief Financial Officer, have concluded that these controls and procedures were effective, in all material respects, as of such date.  There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a – 15(f) under the Securities Exchange Act of 1934) that occurred during the first quarter of 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

NORTHERN STATES FINANCIAL CORPORTION

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

ITEM 1A.  RISK FACTORS.

There have been no material changes to the risk factors relating to the Company from those risk factors previously disclosed in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2011 in response to Item 1A. to Part I of Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

None.

ITEM 5.  OTHER INFORMATION.

None.

Index

ITEM 6.  EXHIBITS.

(a)	Exhibits.

Exhibit 3.1- Certificate of Incorporation of the Company, as amended (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 000-19300)).

Exhibit 3.2 - Certificate of Amendment of the Certificate of Incorporation of the Company, as amended, dated April 27, 1998 (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-19300) filed on March 25, 2009).

Exhibit 3.3 - Certificate of Amendment of the Certificate of Incorporation of the Company, as amended, dated January 20, 2009 (incorporated herein by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-19300) filed on March 25, 2009).

Exhibit 3.4 - Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, dated February 18, 2009 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-19300) filed on February 20, 2009).

Exhibit 3.5 - Amended and Restated By-laws of the Company dated April 20, 2004 (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-19300) filed on May 10, 2004).

Exhibit 4.1 - Form of Certificate of the Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-19300) filed on February 20, 2009).

Exhibit 4.2 - Warrant to purchase shares of Common Stock (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 000-19300) filed on February 20, 2009).

Exhibit 11.1 - Statement of Computation of per share earnings. (Contained in Notes 1 and 3 to the condensed consolidated financial statements.)

Exhibit 15.1 - Acknowledgement of Independent Registered Public Accounting Firm.

Exhibit 31.1 - Section 302 Certification of President and Chief Executive Officer.

Exhibit 31.2 - Section 302 Certification of Vice President and Chief Financial Officer.

Exhibit 32.1 - Section 906 Certification.

Exhibit 101.1 - The following financial statements from the Northern States Financial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of cash flows, (iv) condensed consolidated statements of stockholders’ equity, and (v) the notes to condensed consolidated financial statements.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files submitted under Exhibit 101.1 are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section.  Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Index

NORTHERN STATES FINANCIAL CORPORATION
FORM 10-Q
March 31, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN STATES FINANCIAL CORPORATION
(Registrant)

Date	May 1, 2012	By:	/s/ Scott Yelvington
Scott Yelvington
President and Chief Executive Officer

Date	May 1, 2012	By:	/s/ Steven Neudecker
Steven Neudecker
Vice President and Chief Financial Officer

Index

NORTHERN STATES FINANCIAL CORPORATION
FORM 10-Q
March 31, 2012

EXHIBIT INDEX

Exhibits

Exhibit 3.1 - Certificate of Incorporation of the Company, as amended (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 000-19300)).

Exhibit 3.2 - Certificate of Amendment of the Certificate of Incorporation of the Company, as amended dated April 27, 1998 (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-19300) filed on March 25, 2009).

Exhibit 3.3 - Certificate of Amendment of the Certificate of Incorporation of the Company, as amended dated January 20, 2009 (incorporated herein by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-19300) filed on March 25, 2009).

Exhibit 3.4 - Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, dated February 18, 2009 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-19300) filed on February 20, 2009).

Exhibit 3.5 - Amended and Restated By-laws of the Company dated April 20, 2004 (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-19300) filed on May 10, 2004).

Exhibit 4.1 - Form of Certificate of the Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-19300) filed on February 20, 2009).

Exhibit 4.2 - Warrant to purchase shares of Common Stock (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 000-19300) filed on February 20, 2009).

Exhibit 11.1 - Statement of Computation of per share earnings. (Contained in Notes 1 and 3 to the condensed consolidated financial statements.)

Exhibit 15.1 - Acknowledgement of Independent Registered Public Accounting Firm.

Exhibit 31.1 - Section 302 Certification of President and Chief Executive Officer.

Exhibit 31.2 - Section 302 Certification of Vice President and Chief Financial Officer.

Exhibit 32.1 - Section 906 Certification.

Exhibit 101.1 - The following financial statements from the Northern States Financial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of cash flows, (iv) condensed consolidated statements of stockholders’ equity, and (v) the notes to condensed consolidated financial statements.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files submitted under Exhibit 101.1 are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section.  Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.