Form 10-Q
period 2012-06-30
NORTHERN STATES FINANCIAL CORP /DE/
filed 2012-08-03
CIK 744485

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

4,277,755 shares of common stock were outstanding at August 1, 2012

NORTHERN STATES FINANCIAL CORPORATION AND SUBSIDIARY
FORM 10-Q
For the Quarter Ended June 30, 2012

Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Northern States Financial Corporation
Waukegan, Illinois

We have reviewed the accompanying interim condensed consolidated balance sheet of NORTHERN STATES FINANCIAL CORPORATION as of June 30, 2012, the condensed consolidated statements of operations and consolidated statements of comprehensive operations for the three and six month periods ended June 30, 2012 and 2011 and the condensed statements of cash flows and stockholders equity for the six month periods ended June 30, 2012 and 2011.  These interim financial statements are the responsibility of the company's management.

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

/s/ Plante & Moran, PLLC

Chicago, Illinois
August 1, 2012

Index

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2012 and December 31, 2011
(In thousands of dollars) (Unaudited)

	June 30,	December 31,
	2012	2011
Assets
Cash and due from banks	$5,957	$5,313
Interest bearing deposits in financial institutions - maturities less than 90 days	32,974	32,520
Total cash and cash equivalents	38,931	37,833
Interest bearing deposits in financial institutions - maturities of 90 days or greater	1,736	0
Securities available for sale	83,700	87,140
Loans and leases, net of deferred fees	293,200	322,713
Less: Allowance for loan and lease losses	(14,816)	(18,984)
Loans and leases, net	278,384	303,729
Federal Home Loan Bank stock	1,286	1,801
Office buildings and equipment, net	8,838	9,069
Other real estate owned	15,777	19,342
Accrued interest receivable	1,318	1,401
Other assets	2,925	2,675
Total assets	$432,895	$462,990
Liabilities and Stockholders' Equity
Liabilities
Deposits
Demand - noninterest bearing	$66,871	$67,955
Interest bearing	307,887	329,676
Total deposits	374,758	397,631
Securities sold under repurchase agreements	15,951	19,455
Subordinated debentures	10,310	10,310
Advances from borrowers for taxes and insurance.	1,210	1,222
Accrued interest payable and other liabilities	7,316	5,833
Total liabilities	409,545	434,451
Stockholders' Equity
Common stock (Par value $0.40 per share, authorized 6,500,000 shares, issued 4,472,255 at June 30, 2012 and December 31, 2011. Shares outstanding of 4,277,755 at June 30, 2012 and December 31, 2011)	1,789	1,789
Preferred stock (Par value $0.40 per share, authorized 1,000,000 shares, issued 17,211 shares with liquidation amounts of $1,000.00 per share at June 30, 2012 and December 31, 2011)	16,975	16,904
Warrants (584,084 issued and outstanding at June 30, 2012 and December 31, 2011)	681	681
Additional paid-in capital	7,115	7,054
(Accumulated deficit) retained earnings	(441)	5,489
Treasury stock, at cost (194,500 shares at June 30, 2012 and December 31, 2011)	(4,512)	(4,512)
Accumulated other comprehensive income, net.	1,743	1,134
Total stockholders' equity	23,350	28,539
Total liabilities and stockholders' equity	$432,895	$462,990

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and six months ended June 30, 2012 and 2011
(In thousands of dollars, except per share data) (Unaudited)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
Interest income
Loans (including fee income)	$3,894	$4,694	$7,992	$9,529
Securities
Taxable	488	547	994	1,109
Exempt from federal income tax	31	37	61	73
Federal funds sold and other	23	18	37	34
Total interest income	4,436	5,296	9,084	10,745
Interest expense
Time deposits	161	470	365	1,093
Other deposits	31	79	118	170
Repurchase agreements and federal funds purchased	1	22	9	52
Subordinated debentures	64	57	129	114
Total interest expense	257	628	621	1,429
Net interest income	4,179	4,668	8,463	9,316
Provision for loan and lease losses	2,600	2,500	4,000	3,700
Net interest income after provision for loan and lease losses	1,579	2,168	4,463	5,616
Noninterest income
Service fees on deposits	433	428	816	841
Trust income	168	202	317	396
Gain on sale of securities	0	142	0	142
Net loss on sale of other real estate owned	(28)	(69)	(244)	(2)
Net loss on sale of other assets	0	(38)	0	(38)
Other than temporary impairment of securities	0	0	0	(143)
Noncredit portion of other than temporary impairment of securities	0	0	0	(20)
Other operating income	501	353	836	675
Total noninterest income	1,074	1,018	1,725	1,851
Noninterest expense
Salaries and employee benefits	1,637	1,706	3,398	3,499
Occupancy and equipment, net	493	583	1,093	1,256
Data processing	611	467	1,183	974
Legal	195	282	375	487
FDIC insurance	224	321	480	702
Audit and other professional	290	341	580	627
Prinitng and supplies expense	63	67	131	147
Write-down of other real estate owned	723	655	2,695	1,328
Other real estate owned expense	312	70	438	303
Loan and collection	152	624	251	732
Other operating expenses	484	352	935	796
Total noninterest expense	5,184	5,468	11,559	10,851
Loss before income taxes	(2,531)	(2,282)	(5,371)	(3,384)
Income tax expense	0	0	0	0
Net loss	(2,531)	(2,282)	(5,371)	(3,384)
Dividends to preferred stockholders	245	234	488	464
Accretion of discount on preferred stock	36	34	71	68
Net loss available to common stockholders	$(2,812)	$(2,550)	$(5,930)	$(3,916)

Basic loss per share	$(0.66)	$(0.60)	$(1.39)	$(0.92)
Diluted loss per share	$(0.66)	$(0.60)	$(1.39)	$(0.92)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

NORTHERN STATES FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
Three and six months ended June 30, 2012 and 2011
(In thousands of dollars) (Unaudited)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011

Net loss	$(2,531)	$(2,282)	$(5,371)	$(3,384)
Other comprehensive income:
Unrealized gains on securities available for sale, net of tax	523	1,362	609	1,693
Comprehensive loss	$(2,008)	$(920)	$(4,762)	$(1,691)

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Six months ended June 30, 2012 and 2011
(In thousands of dollars) (Unaudited)

					Retained		Accumulated
				Additional	Earnings		Other	Total
	Common	Preferred		Paid-In	(Accumulated	Treasury	Comprehensive	Stockholders'
	Stock	Stock	Warrants	Capital	Deficit)	Stock, at Cost	Income (Loss), Net	Equity
Balance, December 31, 2010	$1,789	$16,768	$681	$11,584	$13,250	$(9,280)	$(1,507)	$33,285
Net loss					(3,384)			(3,384)
Accrued dividend on preferred stock					(464)			(464)
Accretion of preferred stock discount issued		68			(68)			0
Restricted stock awards from treasury stock				(4,791)		4,791		0
Restricted stock awards expense				181				181
Unrealized net gain on securities available for sale							1,693	1,693
Balance, June 30, 2011	$1,789	$16,836	$681	$6,974	$9,334	$(4,489)	$186	$31,311

Balance, December 31, 2011.	$1,789	$16,904	$681	$7,054	$5,489	$(4,512)	$1,134	$28,539
Net loss					(5,371)			(5,371)
Accrued dividend on preferred stock					(488)			(488)
Accretion of preferred stock discount issued		71			(71)			0
Restricted stock awards expense				61				61
Unrealized net gain on securities available for sale							609	609
Balance, June 30, 2012	$1,789	$16,975	$681	$7,115	$(441)	$(4,512)	$1,743	$23,350

The accompanying notes are an integral part of these consolidated financial statements.

Index

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 30, 2012 and 2011
(In thousands of dollars) (Unaudited)

	Six months ended
	June 30,	June 30,
	2012	2011
Cash flows from operating activities
Net loss	$(5,371)	$(3,384)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	344	344
Gain on sales of securities	0	(142)
Net impairment loss on securities	0	163
Provision for loan and lease losses	4,000	3,700
Write-down of other real estate owned	2,695	1,328
Net loss on sales of other real estate owned	244	2
Restricted stock awards expense	61	181
Net change in accrued interest receivable and other assets	403	(867)
Net change in accrued interest payable and other liabilities	(23)	(483)
Net cash provided from operating activities	2,353	842
Cash flows from investing activities
Changes in interest bearing deposits in financial institutions - maturities of 90 days or greater	(1,736)	0
Proceeds from maturities, calls and principal reductions of securities available for sale	4,829	4,413
Redemptions of Federal Home Loan Bank stock	515	0
Proceeds from sales of securities available for sale	0	142
Purchases of securities available for sale	(400)	0
Changes in loans made to customers	17,342	13,190
Property and equipment expenditures	(113)	(37)
Proceeds from sales of other real estate owned	4,697	7,523
Net cash provided from investing activities	25,134	25,231
Cash flows from financing activities
Net increase (decrease) in:
Deposits	(22,873)	(15,077)
Securities sold under repurchase agreements and other short-term borrowings	(3,504)	(8,412)
Advances from borrowers for taxes and insurance	(12)	(22)
Net cash used in financing activities	(26,389)	(23,511)
Net change in cash and cash equivalents	1,098	2,562
Cash and cash equivalents at beginning of period	37,833	30,357
Cash and cash equivalents at end of period	$38,931	$32,919

Supplemental disclosures
Cash paid for interest	$639	$1,621
Noncash transfer of loans to other real estate owned	4,091	61
Noncash accrual of preferred dividends	488	464

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

The interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes (or "notes thereto") of the Company for the years ended December 31, 2011 and 2010 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission.  The results of operations for the six month period ended June 30, 2012 included herein are not necessarily indicative of the results to be expected for the full year 2012.

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

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Basic loss per share:
Net loss	$(2,531)	$(2,282)	$(5,371)	$(3,384)
Dividends accrued to preferred stockholders	245	234	488	464
Accretion of discount on preferred stock	36	34	71	68
Net loss available to common stockholders	$(2,812)	$(2,550)	$(5,930)	$(3,916)
Weighted average common shares outstanding	4,277,755	4,279,085	4,277,755	4,274,832
Basic loss per share	$(0.66)	$(0.60)	$(1.39)	$(0.92)

Diluted loss per share:
Net loss	$(2,531)	$(2,282)	$(5,371)	$(3,384)
Dividends accrued to preferred stockholders	245	234	488	464
Accretion of discount on preferred stock	36	34	71	68
Net loss available to common stockholders	$(2,812)	$(2,550)	$(5,930)	$(3,916)
Weighted average common shares outstanding	4,277,755	4,279,085	4,277,755	4,274,832
Add: Dilutive effect of common stock equivalents	0	0	0	0
Weighted average common and dilutive common shares outstanding	4,277,755	4,279,085	4,277,755	4,274,832
Diluted loss per share	$(0.66)	$(0.60)	$(1.39)	$(0.92)

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

June 30, 2012

(Unaudited)

In the event of a liquidation or dissolution of the Company, the Series A Preferred Stock then outstanding takes precedence over the Company’s common stock for the payment of dividends and distribution of assets.

Dividends are payable quarterly on the Series A Preferred Stock at an annual dividend rate of 5% per year for the first five years, and 9% per year thereafter.  The effective yield of the Series A Preferred Stock is approximately 5.94%.  In November 2009, the Company notified the Treasury Department of its intent to suspend its dividend payments on its Series A Preferred Stock.  The suspension of the dividend has continued through June 30, 2012.  At June 30, 2012, the accumulated dividends payable to the Treasury Department totaled $2.6 million which includes compounding on unpaid dividends at 5.00%.  The suspension of dividend payments is permissible under the terms of the TARP Capital Purchase Program, but the dividend is a cumulative dividend and failure to pay dividends for six dividend periods triggers board of director appointment rights for the holder of the Series A Preferred Stock.  At June 30, 2012, the Company had suspended eleven dividend payments and expects that the Treasury Department will appoint two directors in 2012.  In January 2011, the Company agreed to allow a Treasury Department representative to attend its Board of Directors meetings as an observer.

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

Note 3 – Common Stock

Information related to common stock at the dates indicated was as follows:

	June 30,	December 31,
	2012	2011
Par value per share	$0.40	$0.40
Authorized shares	6,500,000	6,500,000
Issued shares	4,472,255	4,472,255
Treasury shares	194,500	194,500
Outstanding shares	4,277,755	4,277,755

Pursuant to the Capital Purchase Program, the Company issued to the Treasury Department a Warrant to purchase up to 584,084 shares of the Company’s common stock at an exercise price of $4.42 per share. Based upon its fair value relative to the Series A Preferred Stock discussed in Note 2 above, the Warrant was recorded at a value of $681,000 and is accounted for as equity. The Warrant is exercisable, in whole or in part, at any time, from time to time, until the tenth anniversary of the issue date.

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

The 2009 Restricted Stock Plan (the "Plan") authorizes the issuance of 400,000 shares of the Company's common stock to be issued in whole or in part from treasury shares or authorized and unissued shares not reserved for any other purpose. Awards under the Plan may be made to directors and employees of both the Company and its subsidiaries and may consist of restricted stock with associated voting rights and the right to receive dividends.  Awards may also be issued as stock units not having voting rights or the right to receive dividends until the terms of the award are satisfied and the shares of the Company's stock are actually issued.  The terms and conditions of each award is set forth and described in an award agreement between the Company and the participant.

In January 2011, 207,500 shares of restricted stock were issued pursuant to the 2009 Restricted Stock Plan from the Company’s treasury stock.  During the second and third quarters of 2011, employees, who left the Company, forfeited 2,000 shares of restricted stock, which were returned to treasury stock lowering the total shares issued pursuant to the Plan to 205,500 shares.  During the second quarter of 2012, upon the retirement of an employee, 3,000 shares vested.  Of the 80,000 shares issued to directors, 70,000 shares vested during the first quarter of 2011, while the remaining 10,000 shares fully vest in January 2013.  A total of 122,500 restricted stock shares granted to employees of the Company will fully vest in January 2013.  The expense attributable to these restricted stock awards recognized during the three months ended June 30, 2012 and 2011 totaled $31,000 and $29,000, respectively. The expense attributable to these restricted stock awards recognized during the six months ended June 30, 2012 and 2011 totaled $61,000 and $181,000, respectively.

Note 4 – Securities

At June 30, 2012 and December 31, 2011, the Company had the following securities in its investment portfolio:

		Gross Unrealized
June 30, 2012 ($000's)	Fair Value	Gain	Loss

States and political subdivisions	$3,006	$125	$(8)
Mortgage-backed securities	76,387	2,460	0
Equity securities	4,307	204	0

Total securities available for sale	$83,700	$2,789	$(8)

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

		Gross Unrealized
December 31, 2011 ($000's)	Fair Value	Gains	Losses

States and political subdivisions	$3,117	$112	$(10)
Mortgage-backed securities	79,762	1,533	0
Equity securities	4,261	157	0

Total securities available for sale	$87,140	$1,802	$(10)

At June 30, 2012, the Company had pledged securities of $47.6 million as compared to $57.0 million at December 31, 2011.  Securities are pledged to secure public deposits, repurchase agreements and for other purposes as required or permitted by law.

Contractual maturities of securities available for sale at June 30, 2012 are set forth below. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately:

Fair
June 30, 2012 ($000's)	Value

Due in one year or less	$124
Due after one year through five years	545
Due after five years through ten years	1,167
Due after ten years	1,170
3,006
Mortgage-backed securities	76,387
Equity securities	4,307

Total securities available for sale	$83,700

During the three and six months ended June 30, 2012, the Company did not recognize any other than temporary impairment loss as compared with $0 and $163,000 for the three and six months ended June 30, 2011, respectively.  For the quarter ended March 31, 2011, the Company recognized $134,000 of impairment losses on Collateralized Debt Obligations ("CDOs") classified as other bonds based on cash flow analyses pursuant to guidelines on recognition of impairment losses and wrote off the remaining carrying value of these securities.  The Company also recognized $29,000 of other than temporary impairment loss on its FNMA and FHLMC preferred stocks, writing off the remaining carrying value of these securities during the first quarter of 2011.

At June 30, 2012 and December 31, 2011, the Company had six and seven individual securities, respectively, in an unrealized loss position.  The securities with unrealized losses at June 30, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position, were as follows:

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2012 ($000's)	Value	Losses	Value	Losses	Value	Losses

States and political subdivisions	$817	$(8)	$0	$0	$817	$(8)
Total temporarily impaired	$817	$(8)	$0	$0	$817	$(8)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2011 ($000's)	Value	Losses	Value	Losses	Value	Losses

States and political subdivisions	$941	$(10)	$0	$0	$941	$(10)
Total temporarily impaired	$941	$(10)	$0	$0	$941	$(10)

Management has the intent and ability to hold these securities in an unrealized loss position for the foreseeable future. Management believes that it is unlikely that the Company will be required to sell the securities while they are in an unrealized loss position.

Note 5 – Subordinated Debentures

During September 2005, the Company issued $10.3 million of subordinated debentures to Northern States Statutory Trust I, a wholly-owned grantor trust, which in turn issued $10.3 million of trust preferred securities.  The Company is required to hold $310,000 of the trust preferred securities as Common Securities while the remaining $10 million were issued as Capital Securities.  The subordinated debentures mature in September 2035.   The subordinated debentures currently and until maturity bear an interest rate of the 3-month London Interbank Offered Rate (“LIBOR”) plus 1.80% adjusted quarterly.  The rate on the subordinated debentures was 2.27% at June 30, 2012, which is the effective rate from June 15, 2012 through September 16, 2012.  For the three months ended June 30, 2012 and 2011, interest expense on the subordinated debentures was $64,000 and $57,000, respectively.  For the six months ended June 30, 2012 and 2011, interest expense on the subordinated debentures was $129,000 and $114,000, respectively.

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

The Company has guaranteed the payment of distributions and payments upon liquidation or redemption of the trust preferred securities, in each case to the extent of funds held by the Trust. The Company and the Trust believe that, taken together, the obligations of the Company under the guarantee, the subordinated debentures, and other related agreements provide, in the aggregate, a full, irrevocable and unconditional guarantee, on a subordinated basis, of all of the obligations of the Trust under the trust preferred securities. Subject to certain limitations, the Company has the right to defer the payment of interest on the junior subordinated debentures at any time, or from time to time, for a period not to exceed 20 consecutive quarters.  In November 2009, the Company notified the trustee that holds the Company’s junior subordinated debentures relating to its outstanding trust preferred securities that the Company would be deferring its regularly scheduled quarterly interest payments.  The Company has continued to defer its quarterly interest payments through June 30, 2012.  As of June 30, 2012, the Company had deferred eleven quarterly payments and accrued interest payable on the subordinated debentures totaled $872,000.  During the deferral period, the Company may not pay any dividends on its common or preferred stock. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the subordinated debentures at maturity or their earlier redemption. The subordinated debentures were callable at par beginning on September 15, 2010 at the discretion of the Company if certain conditions are met, and in any event, only after the Company obtains Federal Reserve approval, if required under applicable guidelines or regulations.  Subject to certain exceptions, the Company may not without the consent of the Treasury Department engage in repurchases of the Company’s common stock or trust preferred securities until all shares of Series A Preferred Stock issued to the Treasury Department have been redeemed or transferred by the Treasury Department.

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

As of December 31, 2011, management further refined its methodology for calculating the amount in the ALLL by segregating a component of loans considered to be “high risk” but lacking sufficient weakness to be considered impaired. These loans are assigned a specific percentage allocation, adjusted by environmental and qualitative factors management believes may affect the repayment of these loans.  The impact to the ALLL for the creation of this additional pool of loans was not significant at December 31, 2011 and June 30, 2012.

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

The remaining loan portfolio is segmented into groups based on loan types having similar risk characteristics. Estimated loan losses for these groups are determined using historical loss experience and adjusted for other environmental and qualitative factors the Bank deems significant that would likely cause estimated credit losses to differ from the group’s historical loss experience.

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

Activity in the allowance for loan and lease losses for the six months ended June 30, 2012 and 2011 is set forth below:

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

For the Six Months Ended	Beginning				Ending
June 30, 2012 ($000's)	Balance		Recoveries	Provision	Balance
	Allowance		to Loans	Charges to	Allowance
	for Loan	Loans	Previously	Operating	for Loan
	Losses	Charged-Off	Charged-Off	Expense	Losses

Commercial	$792	$(497)	$0	$635	$930
Real estate-construction	3,149	(2,404)	0	654	1,399
Real estate-mortgage 1-4 family	865	(190)	2	212	889
Real estate-mortgage 5+ family	1,646	0	0	(98)	1,548
Real estate-mortgage commercial	12,018	(4,594)	0	1,821	9,245
Home equity	500	(483)	0	779	796
Leases	0	0	0	0	0
Installment	14	(3)	1	(3)	9

Total	$18,984	$(8,171)	$3	$4,000	$14,816

For the Six Months Ended	Beginning				Ending
June 30, 2011 ($000's)	Balance		Recoveries	Provision	Balance
	Allowance		to Loans	Charges to	Allowance
	for Loan	Loans	Previously	Operating	for Loan
	Losses	Charged-Off	Charged-Off	Expense	Losses

Commercial	$1,013	$(58)	$32	$191	$1,178
Real estate-construction	2,842	(1)	0	(583)	2,258
Real estate-mortgage 1-4 family	988	(254)	0	131	865
Real estate-mortgage 5+ family	1,025	0	0	1,040	2,065
Real estate-mortgage commercial	11,977	(750)	0	2,925	14,152
Home equity	468	0	0	(1)	467
Leases	0	0	0	0	0
Installment	23	(4)	2	(3)	18

Total	$18,336	$(1,067)	$34	$3,700	$21,003

Nonaccrual Loans:   Accrual of uncollectible income on problem loans inflates income and, when reversed, can have a dramatic negative impact on earnings.  Any loan meeting one of the following criteria is placed in a nonaccrual status and all related interest earned but not collected is reversed:

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

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Loans meeting any of the criteria above may be exempted from this policy if unanimously agreed upon and duly documented by the Directors Loan Committee. In general, all accrued interest on an exposure placed on nonaccrual status is charged-off to income. A loan may be returned to accrual status when at least six (6) consecutive months of timely payments have been received and there is evidence to support the payments will continue.

The Company is attempting to work with nonaccrual borrowers to resolve the issues, but in many cases the Company may have to foreclose on the properties securing these loans if the loans are secured by real estate.

Troubled Debt Restructuring (“TDR”):  Restructuring of loans is undertaken to improve the likelihood that the loan will be repaid in full under the modified terms in accordance with a reasonable repayment schedule. All restructured loans are evaluated to determine whether the loans should be reported as a TDR. A loan is a TDR when the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower by modifying or renewing a loan that the Company would not otherwise consider. To make this determination the Bank must determine whether (a) the borrower is experiencing financial difficulties and (b) the Company granted the borrower a concession. This determination requires consideration of all of the facts and circumstances surrounding the modification. An overall general decline in the economy or some deterioration in a borrower’s financial condition does not automatically mean the borrower is experiencing financial difficulties.

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

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Nonaccrual: Loans in this category have the same characteristics as those classified Substandard with the added characteristic that further erosion in the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable.  The likelihood of loss is yet to be fully determined due to the borrower’s inability or refusal to provide updated financial information, appraisals or additional collateral.

Doubtful:  Loans in this category have the weaknesses of those classified Substandard where collection and/or liquidation in full, on the basis of currently existing conditions, is highly questionable.  Treatment as “loss” is deferred until exact status can be determined.

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

Below shows the allocation of the allowance for loan and lease losses by segment to loans and leases individually and collectively evaluated for impairment:

			Allowance		Allowance
			for Loan		for Loan
			Losses		Losses
	Ending		Allocated to		Allocated to
	Balance	Loans	Loans	Loans	Loans
`	Total	Individually	Individually	Collectively	Collectively
	Loans	Evaluated	Evaluated	Evaluated	Evaluated
	and	for	for	for	for
At June 30, 2012 ($000's)	Leases	Impairment	Impairment	Impairment	Impairment

Commercial	$14,706	$194	$181	$14,512	$749
Real estate-construction	24,081	15,537	883	8,544	516
Real estate-mortgage 1-4 family	32,851	2,316	302	30,535	587
Real estate-mortgage 5+ family	30,171	3,980	0	26,191	1,548
Real estate-mortgage commercial	170,425	41,532	5,834	128,893	3,411
Home equity	19,591	832	228	18,759	568
Leases	222	0	0	222	0
Installment	1,336	0	0	1,336	9

Balance at June 30, 2012	$293,383	$64,391	$7,428	$228,992	$7,388

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

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

Below shows the age analysis of the past due loans and leases by segment and class at June 30, 2012 and December 31, 2011:

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

							Greater
							Than
							90 Days Past
At June 30, 2012 ($000's)				Greater		Total	Due and
		30-59 Days	60-89 Days	Than 90 Days	Total	Loans and	Still
	Current	Past Due	Past Due	Past Due	Past Due	Leases	Accruing

Commercial	$14,391	$121	$104	$90	$315	$14,706	$0
Real estate-construction
1-4 family	12,820	0	0	1,266	1,266	14,086	1,248
Other	9,613	0	0	382	382	9,995	0
Real estate-mortgage
1-4 family	32,102	296	248	205	749	32,851	21
Real estate-mortgage
5+ family	25,120	469	602	3,980	5,051	30,171	0

Real estate-mortgage commercial
Owner occupied	48,854	799	0	3,893	4,692	53,546	0
Non-owner occupied	66,266	3,106	0	896	4,002	70,268	0
Hotel industry	43,875	0	0	2,736	2,736	46,611	0
Home equity	17,503	176	1,335	577	2,088	19,591	39
Leases	222	0	0	0	0	222	0
Installment	1,309	24	1	2	27	1,336	2

Balance at June 30, 2012	$272,075	$4,991	$2,290	$14,027	$21,308	$293,383	$1,310

							Greater
							Than
							90 Days Past
At December 31, 2011 ($000's)				Greater		Total	Due and
		30-59 Days	60-89 Days	Than 90 Days	Total	Loans and	Still
	Current	Past Due	Past Due	Past Due	Past Due	Leases	Accruing

Commercial	$15,273	$6	$0	$548	$554	$15,827	$0
Real estate-construction
1-4 family	14,084	0	0	2,716	2,716	16,800	152
Other	9,820	0	0	1,884	1,884	11,704	0
Real estate-mortgage
1-4 family	32,539	1,672	284	1,263	3,219	35,758	0
Real estate-mortgage
5+ family	32,227	0	0	3,750	3,750	35,977	0

Real estate-mortgage commercial
Owner occupied	53,911	265	471	7,850	8,586	62,497	0
Non-owner occupied	73,162	575	227	450	1,252	74,414	0
Hotel industry	46,970	0	0	0	0	46,970	0
Home equity	20,288	206	71	701	978	21,266	322
Leases	295	0	0	0	0	295	0
Installment	1,442	15	3	16	34	1,476	16

Balance at December 31, 2011	$300,011	$2,739	$1,056	$19,178	$22,973	$322,984	$490

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

The Company utilizes a loan rating system as a means of identifying problem and potential loans.  Below shows the loan ratings of loans and leases by segment and class at June 30, 2012 and December 31, 2011:

At June 30, 2012 ($000's)	Pass	Watch	Substandard	Nonaccrual	Total

Commercial	$12,039	$2,470	$107	$90	$14,706
Real estate-construction
1-4 Family	2,205	138	11,724	19	14,086
Other	266	2,566	6,781	382	9,995
Real estate-mortgage 1-4 family	24,036	5,358	3,273	184	32,851
Real estate-mortgage 5+ family	18,897	7,294	0	3,980	30,171
Real estate-mortgage commercial
Owner occupied	30,176	9,610	9,867	3,893	53,546
Non-owner occupied	40,228	16,248	12,896	896	70,268
Hotel industry	3,719	20,139	20,017	2,736	46,611
Home equity	17,257	1,289	213	832	19,591
Leases	222	0	0	0	222
Installment	1,336	0	0	0	1,336

Balance at June 30, 2012	$150,381	$65,112	$64,878	$13,012	$293,383

At December 31, 2011 ($000's)	Pass	Watch	Substandard	Nonaccrual	Total

Commercial	$12,587	$2,247	$445	$548	$15,827
Real estate-construction
1-4 Family	2,345	4,230	7,662	2,563	16,800
Other	277	6,602	2,941	1,884	11,704
Real estate-mortgage 1-4 family	25,430	4,968	4,097	1,263	35,758
Real estate-mortgage 5+ family	25,105	6,885	0	3,987	35,977
Real estate-mortgage commercial
Owner occupied	31,778	12,211	10,186	8,322	62,497
Non-owner occupied	41,096	20,031	12,837	450	74,414
Hotel industry	3,784	9,358	33,828	0	46,970
Home equity	19,527	792	504	443	21,266
Leases	247	48	0	0	295
Installment	1,476	0	0	0	1,476

Balance at December 31, 2011	$163,652	$67,372	$72,500	$19,460	$322,984

The following tables present loans and leases by segment and class individually evaluated for impairment at June 30, 2012 and December 31, 2011 and the average recorded investment and investment income recognized for the six months ended June 30, 2012 and for the year ended December 31, 2011:

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

($000's)				For the Six Months
	At June 30, 2012			Ended June 30, 2012
		Unpaid		Average	Investment
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$0	$0	$0	$0	$0
Real estate-construction
1-4 family	8,730	8,730	0	3,585	38
Other	4,394	350	0	3,350	42
Real estate-mortgage 1-4 family	273	3,980	0	1,466	25
Real estate-mortgage 5+ family	3,980	6,479	0	3,983	0
Real estate-mortgage commercial
Owner occupied	9,378	12,009	0	9,514	66
Non-owner occupied	5,051	5,786	0	4,947	71
Hotel industry	3,029	3,029	0	5,631	104
Home equity	264	452	0	60	0
Leases.	0	0	0	0	0
Installment	0	0	0	0	0
With an allowance recorded:
Commercial	194	194	181	574	3
Real estate-construction
1-4 family	2,413	2,413	883	4,114	55
Other	0	0	0	958	0
Real estate-mortgage 1-4 family	2,043	2,077	302	2,138	31
Real estate-mortgage 5+ family	0	0	0	0	0
Real estate-mortgage commercial
Owner occupied	4,059	4,059	166	5,212	96
Non-owner occupied	291	291	4	292	7
Hotel industry	19,724	23,323	5,664	26,335	585
Home equity	568	568	228	629	0
Leases	0	0	0	0	0
Installment	0	0	0	0	0

Total:
Commercial	$194	$194	$181	$574	$3
Real estate-construction	15,537	17,622	883	12,007	135
Real estate-mortgage 1-4 family	2,316	2,427	302	3,604	56
Real estate-mortgage 5+ family	3,980	3,980	0	3,983	0
Real estate-mortgage commercial	41,532	48,497	5,834	51,931	929
Home equity	832	1,020	228	689	0
Leases	0	0	0	0	0
Installment	0	0	0	0	0

Total	$64,391	$73,740	$7,428	$72,788	$1,123

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

($000's)				For the Year
	At December 31, 2011			Ended December 31, 2011
		Unpaid		Average	Investment
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$0	$0	$0	$152	$0
Real estate-construction
1-4 family	34	34	0	4,607	176
Other	734	2,468	0	1,109	0
Real estate-mortgage 1-4 family	2,039	2,039	0	3,391	96
Real estate-mortgage 5+ family	3,987	3,987	0	8,856	38
Real estate-mortgage commercial
Owner occupied	5,254	5,254	0	6,333	185
Non-owner occupied	3,927	3,927	0	10,281	408
Hotel industry	3,034	3,034	0	2,758	132
Home equity	30	30	0	67	20
Leases	0	0	0	0	0
Installment	0	0	0	0	0
With an allowance recorded:
Commercial	655	1,416	273	1,026	1
Real estate-construction
1-4 family	4,958	4,958	1,960	4,861	103
Other	1,150	1,150	84	1,150	22
Real estate-mortgage 1-4 family	3,124	3,124	396	2,899	131
Real estate-mortgage 5+ family	0	0	0	0	0
Real estate-mortgage commercial
Owner occupied	10,319	10,319	2,974	9,549	97
Non-owner occupied	746	746	458	746	2
Hotel industry	30,794	34,393	5,129	31,523	1,139
Home equity	413	413	141	1,621	2
Leases.	0	0	0	0	0
Installment	0	0	0	6	1

Total:
Commercial	$655	$1,416	$273	$1,178	$1
Real estate-construction	6,876	8,610	2,044	11,727	301
Real estate-mortgage 1-4 family	5,163	5,163	396	6,290	227
Real estate-mortgage 5+ family	3,987	3,987	0	8,856	38
Real estate-mortgage commercial	54,074	57,673	8,561	61,190	1,963
Home equity	443	443	141	1,688	22
Leases	0	0	0	0	0
Installment	0	0	0	6	1

Total	$71,198	$77,292	$11,415	$90,935	$2,553

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

The following table presents the number of loans and leases modified as TDRs by segment and class during the three and six month period ended June 30, 2012, the outstanding recorded balances at the time modified and the outstanding recorded investment balances at June 30, 2012:

($000's)	Loans Classified as Trouble Debt Restructured
	During the Three Months Ended			During the Six Months Ended
	June 30, 2012			June 30, 2012
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Investment	Investment	Loans	Investment	Investment

Commercial	1	$62	$62	1	$62	$62
Real estate- construction
1-4 family	1	4,481	4,481	3	8,711	8,711
Other	0	0	0	1	4,012	4,012
Real estate-mortgage
1-4 family	1	111	111	2	475	475
Real estate-mortgage
5+ family	0	0	0	0	0	0
Real estate-mortgage commercial
Owner occupied	1	2,609	2,609	1	2,609	2,609
Non-owner occupied	1	94	829	2	423	1,161
Hotel industry	0	0	0	0	0	0
Home equity	0	0	0	0	0	0
Leases	0	0	0	0	0	0
Installment	0	0	0	0	0	0

At June 30, 2012	5	$7,357	$8,092	10	$16,292	$17,030

The following table presents the number of loans and leases modified as TDRs by segment and class during the previous twelve month period that subsequently defaulted during the three and six month period ended June 30, 2012 and the outstanding recorded investment balance at June 30, 2012.  For disclosure in this table, defaulted TDRs are those TDR loans greater than 90 days or more past due and still accruing or on nonaccrual status.

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

($000's)	Trouble Debt Restructured Loans Modified in
	Past Twelve Months that Subsequently Defaulted
	During the Three Months Ended		During the Six Months Ended
	June 30, 2012		June 30, 2012
	Number of	Recorded	Number of	Recorded
	Loans	Investment	Loans	Investment

Commercial	1	$62	1	$62
Real estate-construction
1-4 family	0	0	0	0
Other	0	0	0	0
Real estate-mortgage 1-4 family	0	0	0	0
Real estate-mortgage 5+ family	0	0	0	0
Real estate-mortgage commercial
Owner occupied	0	0	0	0
Non-owner occupied	1	94	1	94
Hotel industry	0	0	0	0
Home equity	0	0	0	0
Leases	0	0	0	0
Installment	0	0	0	0

At June 30, 2012	2	$156	2	$156

Note 7 - Fair Value Measurement

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

The estimated fair values of financial instruments at June 30, 2012 and December 31, 2011 were:

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

June 30, 2012 ($000's)	Carrying	Estimated Fair Value
	Value	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$38,931	$38,931	$38,931	$0	$0
Interest bearing deposits in financial institutions - maturities of 90 days or greater	1,736	1,736	1,736	0	0
Securities available for sale	83,700	83,700	4,307	78,576	817
Loans and leases, net	278,384	287,498	0	0	287,498
Federal Home Loan Bank stock	1,286	1,286	0	0	1,286
Accrued interest receivable	1,318	1,318	1,318	0	0

Financial liabilities:
Deposits	$(374,758)	$(374,711)	$(256,665)	$(118,046)	$0
Securities sold under repurchase agreements	(15,951)	(15,910)	0	(15,910)	0
Subordinated debentures	(10,310)	(4,550)	0	0	(4,550)
Advances from borrowers for taxes and insurance	(1,210)	(1,210)	(1,210)	0	0
Accrued interest payable	(1,109)	(1,109)	(1,109)	0	0

December 31, 2011 ($000's)	Carrying	Estimated Fair Value
	Value	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$37,833	$37,833	$37,833	$0	$0
Securities available for sale	87,140	87,140	4,261	81,934	945
Loans and leases, net	303,729	313,338	0	0	313,338
Federal Home Loan Bank stock	1,801	1,801	0	0	1,801
Accrued interest receivable	1,401	1,401	1,401	0	0

Financial liabilities:
Deposits	$(397,631)	$(397,885)	$(245,314)	$(152,571)	$0
Securities sold under repurchase agreements	(19,455)	(19,417)	0	(19,417)	0
Subordinated debentures	(10,310)	(4,375)	0	0	(4,375)
Advances from borrowers for taxes and insurance	(1,222)	(1,222)	(1,222)	0	0
Accrued interest payable	(1,127)	(1,127)	(1,127)	0	0

In general, fair values determined by Level 1 inputs use a quoted price in active markets for identical securities that the Company had the ability to access.

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

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

Securities Available for Sale ($000's)		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

States and political subdivisions	$3,006	$0	$2,189	$817
Mortgage-backed securities	76,387	0	76,387	0
Equity securities	4,307	4,307	0	0
At June 30, 2012	$83,700	$4,307	$78,576	$817

States and political subdivisions	$3,117	$0	$2,172	$945
Mortgage-backed securities	79,762	0	79,762	0
Equity securities	4,261	4,261	0	0
At December 31, 2011	$87,140	$4,261	$81,934	$945

The Company's change in Level 3 securities measured at fair value on a recurring basis was as follows:

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Securities
Available
for Sale ($000's)
Balance at December 31, 2011	$945
Total realized and unrealized gains (losses) included in income	0
Total unrealized gains (losses) included in other comprehensive income	0
Net purchase, sales, calls and maturities	(128)
Net transfer into Level 3	0
Balance at June 30, 2012	$817

Securities
Available
for Sale ($000's)
Balance at December 31, 2010	$20
Total realized and unrealized gains (losses) included in income	(163)
Total unrealized gains (losses) included in other comprehensive income	143
Net purchase, sales, calls and maturities	0
Net transfer into Level 3	0
Balance at June 30, 2011	$0

At year-end 2011, the Company had nonrated securities issued by a local municipality totaling $945,000 in which the fair value was determined using significant unobservable inputs, or Level 3, based on an outside investment broker’s analysis of the financial condition of the municipality issuing the securities. During the six months ended June 30, 2012, $128,000 of these Level 3 securities matured.

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

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

During the six months ended June 30, 2012 and 2011, the Company recorded adjustments to certain collateral dependent loans that were measured for impairment in accordance with accounting guidelines.  In cases where the carrying value of the loans exceed the estimated fair value of the collateral less estimated costs to sell, an impairment loss was recognized.  The Company also recorded adjustments to certain cash flow dependent loans consisting primarily of troubled debt restructured loans that were measured for impairment in accordance with accounting guidelines.  In the case of cash flow dependent troubled debt restructured loans, impairment was determined by comparing the discounted cash flows with the Company’s recorded investment.  The Company made allocations for impaired loans totaling $4.1 million and $3.9 million for the six months ended June 30, 2012 and 2011, respectively.

Impaired Loans ($000's)		Fair Value Measurements at Reporting Date Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
At June 30, 2012	$26,485	$0	$0	$26,485

At December 31, 2011	$40,744	$0	$0	$40,744

During the quarter ended June 30, 2012, the Company recorded adjustments of $723,000 to certain properties carried as other real estate owned as compared to adjustments of $655,000 for the same quarter of 2011.  Such write-downs are generally based on the estimated underlying fair values of the properties less estimated costs to sell.  In cases where the carrying value of the property exceeds the estimated fair value, an impairment loss is recognized. During the six months ended June 30, 2012 and June 30, 2011, the Company recorded $2.7 million and $1.3 million, respectively, in write-down adjustments to other real estate owned.

Impaired Other Real Estate Owned ($000's)		Fair Value Measurements at Reporting Date Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
At June 30, 2012	$15,088	$0	$0	$15,088

At December 31, 2011	$18,300	$0	$0	$18,300

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

June 30, 2012

(Unaudited)

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

On March 17, 2011, the Company and the Federal Reserve Bank of Chicago (“Reserve Bank”) entered into a Written Agreement.  Pursuant to the Written Agreement, among other things, the Company has agreed to undertake the following:

(1)	serve as a source of strength to the Bank;

(2)	abstain from paying any dividends, redeeming any stock or incurring any debt without Federal Reserve approval;

(3)	adopt a capital plan;

(4)	provide the Federal Reserve with cash flow projections on a quarterly basis;

(5)
notify the Federal Reserve of the proposed addition of any individual to the Board of Directors or the employment of any individual as a senior executive officer of the Company before such addition or employment becomes effective; and

(6)	provide progress reports to the Federal Reserve concerning the Company’s compliance with the Written Agreement.

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

June 30, 2012

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

The Bank continues to dedicate significant resources to effectively identify, monitor, and manage problem assets and reduce real estate loan concentrations.  A liquidity policy has been developed to identify the sources of liquid assets available to meet the Bank’s contingency funding needs.  Dividends have already been restricted and the Company has suspended its dividend payments on its Series A Preferred Stock issued to the Treasury Department as is permissible under the terms of the TARP Capital Purchase Program and has deferred payment of interest on its subordinated debentures.  The Bank’s Tier 1 to average assets ratio and total capital to assets ratio, on a risk adjusted basis, were 7.79 percent and 13.25 percent, respectively, as of June 30, 2012. The Bank’s Tier 1 to average assets ratio was below the capital levels required by the Consent Order of 8.00 percent while the Bank’s total capital to assets ratio, on a risk adjusted basis was above the 12.00 percent level required by the Consent Order.

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

Index

NORTHERN STATES FINANCIAL CORPORATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion focuses on the consolidated financial condition of Northern States Financial Corporation (the “Company”) at June 30, 2012 compared to December 31, 2011 and the Company’s consolidated results of operations for the three and six month periods ended June 30, 2012, compared with the three and six month periods ended June 30, 2011.  The purpose of this discussion is to provide a better understanding of the condensed consolidated financial statements of the Company and the operations of its two wholly-owned subsidiaries, NorStates Bank (the “Bank”) and NorProperties, Inc. (“NorProp”), and the Bank’s wholly-owned subsidiary, Northern States Community Development Corporation (“NSCDC”). This discussion should be read in conjunction with the interim condensed consolidated unaudited financial statements and notes thereto included herein.

Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties.  The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "plan," or similar expressions.  The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted.  The Company undertakes no obligation to update these forward-looking statements in the future.  The Company cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to June 30, 2012 to differ materially from those expressed in forward-looking statements.  Factors that could cause actual results to differ from those predicted and could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, the potential for further deterioration in the credit quality of the Company’s loan and lease portfolios, uncertainty regarding the Company’s ability to ultimately recover on loans currently on nonaccrual status, the Company’s ability to comply with the provisions of the Consent Order and Written Agreement, further deterioration in the value of the Company’s other real estate owned, unanticipated changes in interest rates, worsening or lack of improvement in general economic conditions and the real estate market, increasing regulatory compliance burdens or potential legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the quality or composition of the Company’s loan or investment portfolios, deposit flows, liquidity issues, competition, demand for loan products and financial services in the Company’s market area, and changes in accounting principles, policies and guidelines.  These risks and uncertainties should be considered in evaluating forward-looking statements.

OVERVIEW

Total assets at June 30, 2012 were $432.9 million, a decrease of $30.1 million, or 6.5 percent, from $463.0 million at December 31, 2011 as the Company continued to reposition its balance sheet.  Loans totaled $293.2 million at June 30, 2012, a decrease of $29.5 million, or 9.1 percent, from $322.7 million at December 31, 2011.  Loans decreased $17.2 million due to scheduled principal loan payments and from loan payoffs received in the ordinary course of business.  Also contributing to the decrease in loans was the transfer of $4.1 million in loans to other real estate owned through or in lieu of foreclosure and the charge-off of $8.2 million in loans to the allowance for loan and lease losses. Other real estate owned totaled $15.8 million at June 30, 2012, decreasing $3.5 million or 18.4 percent from year-end 2011.  Other real estate owned decreased as $5.0 million of properties were sold and $2.7 million in write-downs were recognized. Partially offsetting these decreases was the transfer of $4.1 million in loans to other real estate owned.  The Company’s cash and cash equivalents totaled $38.9 million at June 30, 2012, showing an increase of $1.1 million from December 31, 2011.

Index

NORTHERN STATES FINANCIAL CORPORATION

The decline in the Company’s assets was primarily offset by deposit decreases of $22.9 million to $374.7 million at June 30, 2012 compared with $397.6 million at December 31, 2011, a decrease of 5.8 percent.  Time deposits decreased $34.2 million while total other deposits consisting of demand, interest bearing demand, money market and savings deposits increased $11.3 million from December 31, 2011.  Time deposits decreased primarily from reductions of $7.4 million in brokered time deposits and $18.6 million in wholesale internet time deposits.

The Company’s borrowings through securities sold under repurchase agreements decreased $3.5 million to $16.0 million at June 30, 2012 as compared with $19.5 million at December 31, 2011.

Total nonperforming loans and leases decreased $7.2 million to $64.5 million, or 22.0 percent of total loans and leases, at June 30, 2012 as compared with $71.7 million, or 22.2 percent of total loans and leases, at December 31, 2011.

The Company continued to be affected by the continued decline in general real estate prices.  For the three months ended June 30, 2012, the Company experienced a net loss available to common stockholders of $2.8 million or $0.66 per share, compared with a net loss of $2.6 million, or $0.60 per share for the same three months of 2011 as the Company continued to write down loans and other real estate owned as a result of declining values of the collateral securing these nonperforming assets.  Net interest income declined $489,000 due to a lower volume of earning assets.  The provision for loan and lease losses increased $100,000 and write-downs of other real estate owned increased $68,000 during the second quarter of 2012 as compared to the same quarter of 2011.  Offsetting some of the increased loss was lower loan and collection expense of $472,000 as the Company paid real estate taxes on impaired loans during the second quarter of 2011 in order to maintain its collateral on the properties securing these loans.

The Company’s net loss available to common stockholders for the six months ended June 30, 2012 was $5.9 million, or $1.39 per share, compared with a net loss available to common stockholders of $3.9 million, or $0.92 per share for the same six months of 2011.

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

A loan or lease is impaired when full payment under the loan or lease terms is not expected within the contractual terms of the loan. Impairment is evaluated on an aggregate basis for smaller-balance loans of similar nature such as residential mortgage and consumer loans, and on an individual loan or lease basis for impaired loans and leases. If a specific loan or lease is determined to be impaired, a portion of the allowance may be specifically allocated to that loan or lease. The specific allocation is calculated at the present value of estimated cash flows using the existing rate of the loan or lease or the fair value of collateral if repayment is expected solely from the collateral.

Index

NORTHERN STATES FINANCIAL CORPORATION

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

The Company recognized no income tax benefit for the three or six months ended June 30, 2012 despite having an operating loss before income taxes of $2.5 million and $5.4 million, respectively.  Per accounting rules, the Company continued to book tax benefits adjusted for timing differences as a deferred tax asset with a corresponding offset to the deferred tax asset valuation allowance, without recognizing a tax benefit on the income statement due to uncertainties as to the realization of these benefits.  For the three months ended June 30, 2012, the Company’s tax benefit was calculated to be $1.1 million and the deferred tax asset increased to $22.3 million exclusive of the deferred tax effect of the unrealized gains of the Company’s securities.  The Company will continue to analyze its deferred tax assets quarterly.

FINANCIAL CONDITION

The Company’s cash and cash equivalents totaled $38.9 million at June 30, 2012, increasing $1.1 million from December 31, 2011.  The Company’s interest bearing deposits in financial institutions with maturities less than 90 days, a component of cash and cash equivalents, totaled $33.0 million, an increase of $454,000 from December 31, 2011.  These funds consisted primarily of deposits at the Federal Reserve Bank of Chicago as the interest rate paid was greater than or comparable to rates paid on federal funds sold.  During the second quarter of 2012, the Company invested $1.7 million in time deposits in financial institutions with maturities of 90 days or greater.  These time deposits are fully insured by the FDIC and have original maturities from 180 to 550 days and earn rates ranging from 0.50 percent to 1.06 percent.

The Company’s securities available for sale declined $3.4 million, to $83.7 million at June 30, 2012 compared with $87.1 million at year-end 2011.  The decline in securities was due to the receipt of scheduled maturities and payments.   At June 30, 2012, the Company had pledged securities of $47.6 million as compared with $57.0 million at December 31, 2011.  The securities were pledged to secure public deposits, repurchase agreements and for other purposes as required or permitted by law.

Loans and leases totaled $293.2 million at June 30, 2012, a decrease of $29.5 million, or 9.1 percent, from $322.7 million at December 31, 2011.  Loans decreased by $6.5 million due to scheduled principal loan payments and smaller loan payoffs and by $10.7 million in larger loan payoffs received in the course of business.  Contributing to the decrease in loans was the transfer of $4.1 million in loans to other real estate owned through or in lieu of foreclosure and the charge-off of $8.2 million in loans to the allowance for loan and lease losses.

Index

NORTHERN STATES FINANCIAL CORPORATION

At June 30, 2012, approximately 95 percent of the Bank’s loan portfolio was secured by real estate.  The Company’s loans to the hotel industry totaled $46.6 million, or 200 percent of total capital at June 30, 2012, decreasing slightly from $47.0 million, or 165 percent of capital at year-end 2011.  Loans totaling $23.8 million secured by 1-4 family homes and 5+ family residences at June 30, 2012 were pledged to secure a line of credit of $13.0 million from the Federal Home Loan Bank of Chicago.  At June 30, 2012, loans totaling $74.8 million had payment schedules where only interest is collected until the loans mature as compared with $96.1 million in loans at December 31, 2011.  At June 30, 2012, $18.4 million of loans having interest only payments were home equity loans.

Loan commitments declined $7.8 million to $24.4 million at June 30, 2012, compared with $32.2 million at December 31, 2011.  Letters of credit decreased during the six months ended June 30, 2012, to $1.7 million from $2.3 million at year-end 2011.

At June 30, 2012, loans to related parties totaled $115,000 as compared with $238,000 at December 31, 2011.  Loan commitments and letters of credit issued to related parties were $97,000 at June 30, 2012 compared with $247,000 at December 31, 2011.  Loans, loan commitments and letters of credit to related parties are made on the same terms and conditions that are available to the public.

Deposits totaled $374.7 million at June 30, 2012 compared with $397.6 million at December 31, 2011.  Time deposits decreased $34.2 million as management, in order to manage the Company’s liquidity, reduced its dependence on wholesale internet time deposits by $18.6 million and lowered its brokered time deposits by $7.4 million. Demand deposits declined from year-end by $1.1 million from year-end.  Offsetting some of the decline to deposits were increases to interest bearing - demand deposits (“NOW”) of $5.2 million, savings accounts of $5.4 million and money market accounts of $1.8 million.  Related party deposits at June 30, 2012 totaled $1.4 million as compared with $2.1 million at year-end 2011.

At June 30, 2012, the Company’s mix of deposits changed as retail deposits increased to 72.8 percent of deposits from 68.3 percent at year-end 2011.   Wholesale internet time deposits decreased to 2.6 percent of deposits from 7.2 percent at year-end 2011.

Core deposits, defined as retail and commercial demand, NOW, money market and savings accounts, which generally have lower interest costs and management believes are more stable, increased $6.9 million, or 3.2 percent, to $221.9 million at June 30, 2012  from $215.0 million at year-end 2011.

Because the Consent Order establishes specific capital amounts to be maintained by the Bank, the Bank may not be considered better than “adequately capitalized” for capital adequacy purposes, even if the Bank exceeds the levels of capital set forth in the Consent Order. At June 30, 2012, The Bank’s Tier 1 to average assets ratio and total capital to assets ratio, on a risk adjusted basis, were 7.79 percent and 13.25 percent, respectively. The Bank’s Tier 1 to average assets ratio was below the capital levels required by the Consent Order of 8.00 percent while the Bank’s total capital to assets ratio, on a risk adjusted basis was above the 12.00 percent level required by the Consent Order. As the Bank’s Tier 1 to average assets ratio was below the capital levels required by FDIC and the IDFPR in the Consent Order, the Bank does not expect that the FDIC will renew its permission to offer brokered CDARS time deposits.  CDARS time deposits totaled $4.5 million at June 30, 2012.

Securities sold under repurchase agreements declined $3.5 million at June 30, 2012 to $16.0 million compared with $19.5 million at December 31, 2011.  The Company, by managing its liquidity, has lessened its reliance on this source of funds due to the pledging of securities that is required.  There were no related party repurchase agreements at June 30, 2012 and December 31, 2011.

Index

NORTHERN STATES FINANCIAL CORPORATION

The Company is committed to actively service and maintain its current loan portfolio and is focused on the reduction of its nonperforming assets. As a consequence, the Company expects further declines in loan balances in 2012 due to scheduled principal payments and maturities.

The Company expects deposits to decrease by further reducing its reliance on wholesale internet time deposits that totaled $9.9 million at June 30, 2012 and the maturity of $4.5 million in CDARs time deposits.  During the second quarter of 2012, the Company, in order to improve its net interest margin, reduced its deposit rates which the Company expects may cause deposit levels to decrease further.  With deposits expected to decrease, the Company will remain diligent in maintaining proper liquidity levels.

ASSET QUALITY AND THE PROVISION FOR LOAN AND LEASE LOSSES

At June 30, 2012, management, with the concurrence of the Board of Directors, after carefully reviewing the adequacy of the allowance for loan and lease losses and the levels of nonperforming and impaired loans and leases, determined that an allowance of $14.8 million was adequate to cover potential loan and lease losses.  The Company’s allowance for loan and lease losses to total loans ratio was 5.05 percent at June 30, 2012 compared with 5.88 percent at December 31, 2011.

During the six months ended June 30, 2012, $8.2 million in loans and leases were charged-off against the allowance primarily consisting of $2.4 million of real estate-construction loans and $4.6 million of real estate-mortgage commercial loans as compared with charge-offs of $1.1 million during the same period last year.  Recoveries of loans previously charged-off totaled $3,000, as compared with $34,000 in recoveries during the same period in 2011.  For the quarter ended June 30, 2012, the provision for loan and lease losses was $2.6 million as compared with $2.5 million during the same period in 2011 and for the six months ended June 30, 2012, the provision for loan and lease losses was $4.0 million as compared with $3.7 million during the same period in 2011.

Nonperforming loans and leases includes 1) loans and leases on nonaccrual status; 2) loans and leases 90 days or more past due and still accruing interest; and 3) accruing loans less than 90 days past due classified as troubled debt restructurings (“TDRs”).  Total nonperforming loans and leases decreased $7.2 million to $64.5 million, or 22.0 percent of total loans and leases, at June 30, 2012 as compared with $71.7 million, or 22.2 percent of total loans and leases, at December 31, 2011.  Performing loans 30-89 days past due totaled $7.0 million at June 30, 2012, increasing $3.7 million from $3.3 million at December 31, 2011.

The $7.2 million decrease to nonperforming loans from year-end 2011 was the result of $8.2 million in loan charge-offs, $4.1 million in loans transferred to other real estate owned  through or in lieu of foreclosure partially offset by $5.1 million in net additions to nonperforming loans. During the six months ended June 30, 2012, the net additions to nonperforming loans were primarily due to four loan relationships totaling $15.3 million placed on TDR status of which $12.7 million were construction loans and $2.6 million secured by commercial real estate.  During this same time period, three loan relationships totaling $12.3 million primarily secured by commercial real estate were taken off of nonperforming status as the customers proved their ability to service their notes in a timely and sustained fashion.

Table 1 shows that total nonperforming real estate-mortgage commercial and real estate-mortgage 1-4 family loans decreased $12.5 million and $2.8 million, respectively, at June 30, 2012 as compared with December 31, 2011 while nonperforming real estate-construction loans increased $8.5 million.

Total nonperforming real estate-mortgage commercial loans decreased $12.5 million during the six months ended June 30, 2012 primarily due to $11.3 million in loans being placed back on performing status.  Commercial real estate loans totaling $4.6 million were charged-off to the allowance for loan and lease losses while $1.2 million were transferred to other real estate owned.  Loans totaling $4.5 million were placed on nonperforming status including one loan relationship of $2.6 million that became a TDR loan.

Index

NORTHERN STATES FINANCIAL CORPORATION

Total nonperforming real estate-mortgage 1-4 family loans decreased $2.8 million during the six months ended June 30, 2012 primarily due to $1.0 million of loans being placed back on performing status.  Real estate-mortgage 1-4 family loans totaling $195,000 were charged-off to the allowance for loan and lease losses while $1.4 million of loans were transferred to other real estate owned.

Offsetting a portion of the decreases to nonperforming loans were increases to nonperforming construction loans of $8.5 million since year-end primarily due to three loan relationships totaling $12.7 million being placed on TDR status.  During the first six months of 2012, $2.4 million of construction loans were charged-off while $1.5 million were transferred to other real estate owned.

Nonaccrual loans decreased $6.5 million to $13.0 million at June 30, 2012 from year-end 2011 primarily due to nonaccrual loan charge-offs. The Company is attempting to work with the nonaccrual borrowers to resolve their issues, but in many cases where the loans are collateralized by real estate, the Company may have to foreclose on the properties securing the loans and transfer the collateral to other real estate owned.

Loans 90 days or more past due, still accruing totaled $1.3 million at June 30, 2012, an increase of $820,000 from year-end 2011 as a construction loan totaling $1.2 million became 90 days past due at June 30, 2012.  Loans 90 days or more past due, still accruing at June 30, 2012 were considered both well secured and in the process of collection.

TDRs decreased $1.6 million to $50.1 million at June 30, 2012 from year-end 2011. Restructuring of loans is undertaken to improve the likelihood that the loan will be repaid in full under the modified terms in accordance with a reasonable repayment schedule. All restructured loans are evaluated to determine whether the loans should be reported as a TDR. A loan is a TDR when the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower by modifying or renewing a loan that the Company would not otherwise consider. To make this determination the Bank must determine whether (a) the borrower is experiencing financial difficulties and (b) the Company granted the borrower a concession and (c) absent the current modification, would the borrower more than likely default.  Factors to consider in determining whether the Company has granted a concession include: lowering the interest rate, extending the maturity date, forgiving debt, reducing accrued interest or changing the payment to interest only for an extended period of time. This determination requires consideration of all of the facts and circumstances surrounding the modification. An overall general decline in the economy or some deterioration in a borrower’s financial condition does not automatically mean the borrower is experiencing financial difficulties.

The Company considers a loan impaired if full principal and interest is not expected to be collected under the contractual terms of the original note.  Nonaccrual loans and accruing TDR loans are classified as impaired.  Impaired loans at June 30, 2012 totaled $64.4 million, as compared with $71.2 million at December 31, 2011, a decrease of $6.8 million. Each impaired loan is individually evaluated for impairment and is carried at the lower of the loan balance or the present value of expected cash flows discounted at the loan's effective interest rate or at the fair value of the collateral less estimated costs to sell if the loan or lease is collateral dependent.  At June 30, 2012, $7.4 million of the allowance for loan and lease losses was allocated to impaired loans.

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

Another component of nonperforming assets is other real estate owned, consisting of assets acquired through or in lieu of foreclosure.  At June 30, 2012, other real estate owned totaled $15.8 million, a decrease of $3.5 million from $19.3 million at December 31, 2011.  The decrease in other real estate owned was due to sales of properties carried at $5.0 million in which the Company recognized losses of $244,000 and to write-downs of $2.7 million taken during the six months ended June 30, 2012. During the six months ended June 30, 2012, additions of $4.1 million were made to other real estate owned from nonperforming loans.

Index

NORTHERN STATES FINANCIAL CORPORATION

The Company’s other real estate owned portfolio at June 30, 2012, consisted primarily of commercial real estate and vacant land of $8.3 million and $3.8 million, respectively.  Other real estate owned also included $2.3 million of 1-4 family homes and $1.4 million of 5 plus family units.  The Company is actively marketing all of its other real estate owned properties for sale.

The fair value of other real estate owned is reviewed by management at least quarterly to help ensure the reasonableness of its carrying value, which is lower of cost or the fair value less estimated selling costs.    If values continue to deteriorate, the Company may have future additional write-downs to its other real estate owned portfolio.

Index

NORTHERN STATES FINANCIAL CORPORATION

TABLE 1

NORTHERN STATES FINANCIAL CORPORATION
NONPERFORMING LOANS
($ 000s)

Nonperforming loans at June 30, 2012	Nonaccrual Loans	90 Days or More Past Due, Still Accruing	Troubled Debt Restructured Loans,Still Accruing	Total Non- performing Loans	% Non- performing Loans

Commercial	$90	$0	$104	$194	0.3%
Real estate-construction	401	1,248	13,888	15,537	24.1%
Real estate-mortgage 1-4 family	184	21	2,132	2,337	3.6%
Real estate-mortgage 5+ family	3,980	0	0	3,980	6.2%
Real estate-mortgage commercial	7,525	0	34,007	41,532	64.4%
Home equity	832	39	0	871	1.4%
Leases	0	0	0	0	0.0%
Installment	0	2	0	2	0.0%

Total	$13,012	$1,310	$50,131	$64,453	100.0%

Nonperforming loans at December 31, 2011	Nonaccrual Loans	90 Days or More Past Due,	Troubled Debt Restructured Loans,Still Accruing	Total Non- performing Loans	% Non- performing Loans

Commercial	$548	$0	$108	$656	0.9%
Real estate-construction	4,447	152	2,428	7,027	9.8%
Real estate-mortgage 1-4 family	1,263	0	3,901	5,164	7.2%
Real estate-mortgage 5+ family	3,987	0	0	3,987	5.6%
Real estate-mortgage commercial	8,772	0	45,301	54,073	75.4%
Home equity	443	322	0	765	1.1%
Leases	0	0	0	0	0.0%
Installment	0	16	0	16	0.0%

Total	$19,460	$490	$51,738	$71,688	100.0%

Index

NORTHERN STATES FINANCIAL CORPORATION

TABLE 2

NORTHERN STATES FINANCIAL CORPORATION
OTHER REAL ESTATE OWNED
($ 000's)

	June 30,	December 31,
	2012	2011

Real estate - vacant land	$3,789	$2,212
Real estate - 1-4 family	2,304	1,834
Real estate - 5+ family	1,383	6,565
Real estate - commercial	8,301	8,731

Total other real estate owned	$15,777	$19,342

	Six months ended
	June 30,	June 30,
	2012	2011

Balance beginning of the period	$19,342	$24,326
Additions	4,091	61
Improvements	0	0
Sales proceeds	(4,697)	(7,523)
Lease-purchase option payments	(20)	0
Gains (losses) on sales	(244)	(2)
Write-downs	(2,695)	(1,328)

Balance at end of period	$15,777	$15,534

CAPITAL RESOURCES

Total stockholders’ equity decreased $5.1 million to $23.4 million at June 30, 2012 as compared with $28.5 million at year-end 2011.  The Company’s net loss of $5.4 million and accrual for dividends on the preferred stock of $488,000 for the six months ended June 30, 2012 were offset by a $609,000 increase to accumulated other comprehensive income relating to the unrealized gains on securities available for sale, net of deferred tax, and $61,000 due to the accretion of the unearned portion of stock awards.  The book value of the Company’s outstanding common stock at June 30, 2012 was $1.44 per share, compared with $2.65 at December 31, 2011.

On a consolidated basis, the Company’s Tier 1 to average assets ratio and total capital to assets ratio, on a risk adjusted basis, were 6.54 percent and 12.15 percent, respectively, at June 30, 2012.  The Bank’s Tier 1 to average assets ratio and total capital to assets ratio, on a risk adjusted basis, were 7.79 percent and 13.25 percent, respectively, as of June 30, 2012. The Bank’s Tier 1 to average assets ratio was below the capital levels required by the Consent Order of 8.00 percent while the Bank’s total capital to assets ratio, on a risk adjusted basis was above the 12.00 percent level required by the Consent Order.

In January 2011, 207,500 shares of restricted stock were issued pursuant to the 2009 Restricted Stock Plan from the Company’s treasury stock.  During the second and third quarters of 2011, employees, who left the Company, forfeited 2,000 shares of restricted stock, which were returned to treasury stock. During the second quarter of 2012, 3,000 shares of restricted stock issued to an employee became vested upon the employee’s retirement. At June 30, 2012, 194,500 shares were available for issuance under the Plan.  Of the 80,000 shares issued to directors, 70,000 shares vested during the first quarter of 2011, while the remaining 10,000 shares fully vest in January 2013.  A total of 122,500 restricted stock shares granted to employees of the Company will fully vest in January 2013.  The expense attributable to these restricted stock awards recognized during the three months ended June 30, 2012 and 2011 totaled $31,000 and $29,000, respectively.  The expense for the restricted stock for six months ended June 30, 2012 and 2011 totaled $61,000 and $181,000, respectively.

Index

NORTHERN STATES FINANCIAL CORPORATION

LIQUIDITY

The Company’s liquidity is measured by the ability to raise funds through deposits, borrowed funds, capital or cash flow from the repayment or maturities of loans and securities and net profits.   Liquidity is primarily managed through deposits and liquid assets such as cash and due from banks less any reserve requirements, securities available for sale less any pledged securities and federal funds sold.  Asset and liability management is the process of managing the balance sheet to achieve a mix of earning assets and liabilities in such a way that achieves an interest rate risk profile acceptable to management and assists in achieving a desired level of profitability.  An important part of the overall asset and liability management process is providing adequate liquidity.  The Company’s liquid assets consisting of cash and cash equivalents less any Federal Reserve Bank deposit requirements and normal branch cash reserves plus unpledged securities available for sale totaled $66.6 million at June 30, 2012, increasing $5.4 million as compared with $61.2 million at December 31, 2011.

As required by the Consent Order, management developed a liquidity plan that identifies the sources of liquid assets available to meet the Bank’s contingency funding needs over the next twelve months.  This liquidity plan looks at the Bank’s ability to meet the cash flow requirements of customers and other operating needs and seeks to manage liquidity to meet these requirements.  The Company needs to have sufficient cash flow to meet borrowers’ needs to fund loans or the requirements of depositors wanting to withdraw funds.  For the six months ended June 30, 2012, cash and cash equivalents increased by $1.1 million to $38.9 million as compared with $37.8 million at December 31, 2011.

As part of the liquidity policy, management reviews the Bank’s on-balance sheet liquidity ratio as a percentage of deposits weekly.  The on-balance sheet liquidity ratio as a percentage of deposits is the net liquid assets divided by total deposits.  At June 30, 2012, this internally calculated ratio at the Bank was 18.4 percent as compared with 18.2 percent at year-end 2011.

The Bank’s liquidity plan considers the liquidity provided by scheduled principal payments by borrowers and estimated principal reductions on mortgage-backed securities. The Bank expects to receive liquidity from loan principal payments by borrowers of approximately $500,000 per month and scheduled principal reductions on mortgage-backed securities of approximately $750,000 per month.

Federal funds sold and interest bearing deposits in financial institutions with maturities less than 90 days are a component of the Company’s cash and cash equivalents.  These funds totaled $33.0 million at June 30, 2012 as compared with $32.5 million at December 31, 2011.

The Company classifies all of its securities as available for sale, which increases the Company's flexibility in that the Company can use unpledged securities to meet liquidity requirements by selling the unpledged securities or by increasing its repurchase agreement balances.  Securities available for sale totaled $83. 7 million at June 30, 2012, of which $47.6 million were pledged to secure public deposits and repurchase agreements.  At December 31, 2011, securities available for sale totaled $87.1 million of which $57.0 million were pledged.

Index

NORTHERN STATES FINANCIAL CORPORATION

Another source of liquidity to the Company is deposits. Under the Consent Order, the Bank must limit its brokered time deposits. As a result of the Consent Order, the Bank is not permitted to pay a rate of interest on deposit products that is more than 75 basis points above the rate applicable to the applicable market of the Bank as determined by the FDIC.  The FDIC has recognized that the Bank is operating in a high rate area, which allows the Bank to use local average deposit rates as a basis for setting competitive rates on its deposits.  However, it is expected that total deposits will continue to decline during the balance of 2012 and liquidity available from deposits will be limited. Combined wholesale internet time deposits and brokered time deposits decreased $25.9 million from year-end 2011 to $14.4 million at June 30, 2012 and the Company expects that these deposit types will continue to decrease.

An additional source of liquidity is a line of credit available at the Federal Home Loan Bank of Chicago, which was $13.0 million at June 30, 2012.  There were no outstanding balances on this line of credit at either June 30, 2012 or December 31, 2011.  At June 30, 2012, the Company has pledged loans totaling $23.8 million as security for this line.

The Consent Order also restricts payments of dividends from the Bank to the Company and as such conserves liquidity and capital at the Bank.  Dividends from the Bank are needed to fund dividend payments by the Company to its preferred and common stockholders and the interest payments on its subordinated debentures.   The Written Agreement between the Company and the Federal Reserve Bank dated March 17, 2011, prohibits the Company form paying dividends on its Series A Preferred Stock issued under the TARP Capital Purchase Program.  Due to these constraints, it is expected that the Company will continue to suspend dividend payments on its Series A Preferred Stock and will not pay any dividends to common stockholders in 2012.  Also, the Company will continue to defer interest payments on its subordinated debentures.  At June 30, 2012, the accumulated dividends payable on the Series A Preferred Stock totaled $2.6 million and the cumulative deferred interest payments payable on the subordinated debentures totaled $872,000.

RESULTS OF OPERATIONS

NET INCOME

The Company recognized a loss available to common stockholders for the quarter ended June 30, 2012 of $2.8 million, as compared with a loss of $2.6 million for the same quarter of 2011.  The losses during the second quarter of 2012 was primarily due to a provision to the allowance for loan and lease losses of $2.6 million, write-downs to other real estate owned of $723,000 and expenses relating to other real estate owned of $312,000.  The loss for the same quarter of 2011 was primarily the result of provision to the allowance for loan and lease losses of $2.4 million, write-downs to other real estate owned of $655,000.

For the six months ended June 30, 2012 the Company’s loss available to common stockholders totaled $5.9 million as compared with a loss of $3.9 million for the same period of 2011.  The losses were primarily due to provisions to the allowance for loan and lease losses of $4.0 million and write-downs to other real estate owned of $2.7 million during the six months ended June 30, 2011.  During the same six months of 2011 the Company recognized $3.7 million in provisions to the allowance for loan and lease losses and $1.3 million of write-downs to other real estate owned.

NET INTEREST INCOME

Net interest income, the difference between interest income on earning assets and interest expense on interest bearing liabilities, decreased 10.5 percent or $489,000, and totaled $4.2 million for the quarter ended June 30, 2012  as compared with $4.7 million for the same quarter of 2011.  The decrease to net interest income for the quarter was attributable to a decrease in average interest earning assets of $64.0 million for the second quarter of 2012 as compared with the same quarter of 2011.  Most of the $64.0 million decline to average interest earning assets was attributable to decreases in average loans of $67.3 million. The decrease in average loans was due to transfers of loans to other real estate owned, loan payments and payoffs and charge-offs of uncollectible loans to the ALLL.  Average time deposits decreased $75.2 million.

Index

NORTHERN STATES FINANCIAL CORPORATION

The net interest spread, the difference between rates earned on interest earning assets and paid on deposits and borrowings for the quarter ended June 30, 2012 increased 18 basis points to 3.87 percent as compared with 3.69 percent for the same quarter last year.  Yields on interest earning assets declined 13 basis points during the second quarter of 2012 to 4.17 percent from 4.30 percent for the same quarter last year while rates paid on interest bearing liabilities declined 31 basis points.  The decline in rates paid on interest bearing liabilities was primarily due to rates paid on time deposit rates that decreased 43 basis points.

Net interest income for the first half of 2012, declined $853,000 as compared with the first half of 2011 as average interest earning assets decreased $67.5 million due to $63.6 million of decreases to loans.  The net interest spread increased 26 basis points to 3.89 percent during the first half of 2012 as compared with 3.63 percent for the same period last year.  Yields on interest earning assets declined 6 basis points while rates paid on interest bearing liabilities decreased 32 basis points.

Index

NORTHERN STATES FINANCIAL CORPORATION

TABLE 3

NORTHERN STATES FINANCIAL CORPORATION
ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES
For the Three Months Ended  June 30, 2012 and 2011 - Rates are Annualized
($ 000s)

	2012			2011
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets
Loans (1)(2)(3)	$307,131	$3,918	5.10%	$374,428	$4,723	5.05%
Taxable securities (4)	82,954	488	2.42%	87,820	547	2.46%
Tax advantaged securities (2) (4)	3,330	46	5.71%	3,906	55	5.76%
Federal funds sold	38,434	23	0.24%	29,698	18	0.24%
Interest earning assets	431,849	4,475	4.17%	495,852	5,343	4.30%
Noninterest earning assets	17,498			22,075
Total average assets	$449,347			$517,927

Liabilities and stockholders' equity
Interest bearing – demand deposits	$67,262	$21	0.12%	$61,699	$36	0.23%
Money market deposits	52,552	8	0.06%	49,622	35	0.28%
Savings deposits	72,378	2	0.01%	67,419	8	0.05%
Time deposits	123,570	161	0.52%	198,733	470	0.95%
Other borrowings	26,555	65	0.98%	35,188	79	0.90%
Interest bearing liabilities	342,317	257	0.30%	412,661	628	0.61%
Demand deposits	71,990			65,374
Other noninterest bearing liabilities	8,858			6,638
Stockholders' equity	26,182			33,254
Total average liabilities and stockholders' equity	$449,347			$517,927

Net interest income		$4,218			$4,715

Net interest spread			3.87%			3.69%

Net yield on interest earning assets (4)			3.93%			3.80%

Interest-bearing liabilities to earning assets ratio			79.27%			83.22%

(1) -	Interest income on loans includes loan origination and other fees of $51,000 and $17,000 for the three months ended June 30, 2012 and 2011, respectively.

(2) -
Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34 percent tax rate. The tax equivalent adjustment reflected in the above table for municipal loans is approximately $24,000 and $29,000 for the three months ended June 30, 2012 and 2011, respectively.  The tax equivalent adjustment reflected in the above table for municipal securities is approximately $15,000  and $18,000 for the three months ended June 30, 2012 and 2011, respectively.

(3) -	Non-accrual loans are included in average loans.

(4) -
Rate information was calculated on the average amortized cost for securities.  The three months ended June 30, 2012 and 2011 average balance information includes an average unrealized gain (loss) for taxable securities of $2,291,000 and ($1,143,000) and for tax-advantaged securities  of $106,000 and $87,000, respectively.

Index

NORTHERN STATES FINANCIAL CORPORATION

TABLE 4

NORTHERN STATES FINANCIAL CORPORATION
ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES
For the Six Months Ended  June 30, 2012 and 2011 - Rates are Annualized
($ 000s)

	2012			2011
	Average Balance	Interest	Rate	Averag Balance	Interest	Rate
Assets
Loans (1)(2)(3)	$313,791	$8,042	5.13%	$377,402	$9,585	5.08%
Taxable securities (4)	83,935	994	2.43%	88,335	1,109	2.46%
Tax advantaged securities (2) (4)	3,169	92	6.02%	3,906	110	5.76%
Federal funds sold	32,387	37	0.23%	31,095	34	0.22%
Interest earning assets	433,282	9,165	4.25%	500,738	10,838	4.31%
Noninterest earning assets	18,640			25,064
Total average assets	$451,922			$525,802

Liabilities and stockholders' equity
Interest bearing - demand deposits	$63,729	$60	0.19%	$60,705	$70	0.23%
Money market deposits	52,968	48	0.18%	50,344	79	0.31%
Savings deposits	70,655	10	0.03%	66,010	21	0.06%
Time deposits	131,494	365	0.56%	207,876	1,093	1.05%
Other borrowings	27,221	138	1.01%	36,979	166	0.90%
Interest bearing liabilities	346,067	621	0.36%	421,914	1,429	0.68%
Demand deposits	70,087			63,845
Other noninterest bearing liabilities	8,310			6,518
Stockholders' equity	27,458			33,525
Total average liabilities and stockholders' equity	$451,922			$525,802

Net interest income		$8,544			$9,409

Net interest spread			3.89%			3.63%

Net yield on interest earning assets (4)			3.96%			3.74%

Interest-bearing liabilities to earning assets ratio			79.87%			84.26%

(1) -	Interest income on loans includes loan origination and other fees of $70,000 and $45,000 for the six months ended June 30, 2012 and 2011, respectively.

(2) -
Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34 percent tax rate. The tax equivalent adjustment reflected in the above table for municipal loans is approximately $50,000 and $ 56,000 for the six monthe ended June 30, 2011 and 2010, respectively. The tax equivalent adjustment reflected in the above table for municipal securities is approximately $31,000 and $37,000 for the six months ended June 30, 2012 and 2011, respectively.

(3) -	Non-accrual loans are included in average loans.

(4) -
Rate information was calculated on the average amortized cost for securities.  The six months ended June 30, 2012 and 2011 average balance information includes an average unrealized gain (loss) for taxable securities of $2,044,000 and ($1,865,000) and for tax-advantaged securities  of $110,000 and $84,000, respectively.

Index

NORTHERN STATES FINANCIAL CORPORATION

NONINTEREST INCOME

Noninterest income for the three months ended June 30, 2012 was $1.1 million as compared to $1.0 million for the three months ended June 30, 2011, an increase of $56,000.  Noninterest income increased as the Company recognized higher other operating income of $148,000 primarily due to increases of $92,000 in ATM and debit card fees during the quarter compared with the same quarter of 2011.  Losses on sales of assets and other real estate owned totaled $28,000 during the quarter, decreasing $79,000 compared to losses of $107,000 for the same quarter last year.  Partially offsetting these increases was that there were no gains on the sale of securities during the quarter as compared with $142,000 for the same quarter last year.

For the six months ended June 30, 2012, the Company recognized noninterest income of $1.7 million as compared to $1.8 million for the same period last year, a decrease of $126,000.  The decrease to noninterest income for the first half of 2012 was attributable to higher net losses on sales of other real estate owned of $242,000, decreases to gains on the sale of securities of $142,000 and decreased trust income of $79,000.  Partially offsetting these decreases was that there was no impairment to securities during the first six months quarter as compared $163,000 last year and other operating income increased $161,000 due to $115,000 more in ATM and debit card fees.

NONINTEREST EXPENSE

Noninterest expense for the quarter ended June 30, 2012 was $5.2 million, decreasing $284,000 from $5.5 million for the same quarter last year.  Noninterest expense decreased primarily due to loan and collection expenses being $472,000 less during the second quarter of 2012 compared with the same quarter of 2011 when the Company brought current unpaid real estate taxes on properties securing impaired loans to maintain the Company’s collateral position.  FDIC insurance expense declined $97,000 due to changes to the FDIC assessment base.  Occupancy expense decreased $90,000 as maintenance costs were contained, real estate taxes declined due to lower assessed valuations on the Company’s buildings and utilities expense decreased due to the mild spring weather.  Legal expenses declined $87,000 and salaries and employee benefits declined $69,000 due to decreases to the number of Company employees to 118 at June 30, 2012 from 126 at June 30, 2011 as the Company reduced its hours and employees retired.  Offsetting a portion of these decreases were increases to other real estate owned expense of $242,000 and to other real estate owned write-downs of $68,000.  Data processing expense increased $144,000 during the quarter due to implementation costs as the Company converted to a new item processing service provider.  It is expected that future data processing expense will be reduced due to this change.

For the six months ended June 30, 2012, the Company had noninterest expense of $11.6 million as compared with $10.9 million for the same six months of 2011, an increase of $708,000. The increase to noninterest expense was attributable to increased expenses relating to other real estate owned including write-downs which were $1.4 million higher during the first half of 2012 as compared with the same period last year.  Data processing expense increased $209,000 due to implementation costs in connection with a conversion to a new item processing service provider.  Offsetting these increases were declines to loan and collection expenses, FDIC insurance, occupancy, legal and salaries and employee benefits of $481,000, $222,000, $163,000, $112,000 and $101,000, respectively due to reasons explained in the preceding paragraph.

Index

NORTHERN STATES FINANCIAL CORPORATION

FEDERAL AND STATE INCOME TAXES

The Company recognized no income tax benefit for the three months ended June 30, 2012 and 2011 despite having a pretax loss of $2.5 million and $2.3 million, respectively.   Per accounting rules, the Company continued to book tax benefits adjusted for timing differences as a deferred tax asset with a corresponding offset to the deferred tax asset valuation allowance, without recognizing a tax benefit on the income statement due to uncertainties as to the realization of these benefits.  For the three months ended June 30, 2012, the Company’s tax benefit was calculated to be $1.1 million and the deferred taxes increased to $22.3 million exclusive of the deferred tax effect of the unrealized gains of the Company’s securities.  The Company will continue to analyze its deferred tax assets quarterly.  Similarly, for the six months ended June 30, 2012 and 2011 the Company had pretax loss of $5.4 million and $3.4 million, respectively, and recognized no income tax benefit, although the calculated tax benefit was $2.2 million and $1.5 million, respectively.

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

In November 2009, in response to the Board Resolution, the Company notified the U.S. Treasury Department (“Treasury”) of its intent to suspend its dividend payments on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”). The suspension of the dividend payments is permissible under the terms of the Troubled Asset Relief Program Capital Purchase Program, but the dividend is a cumulative dividend and failure to pay dividends for six dividend periods triggers board of director appointment rights for the holder of the Series A Preferred Stock. At June 30, 2012, the Company had suspended eleven dividend payments and has a payable of $2.6 million for the preferred stock dividends. The Company expects that the Treasury Department will appoint two directors to its board in 2012.  In January 2011, the Company agreed to allow a Treasury Department observer to attend its board of directors meetings. While dividends are being deferred on the preferred stock issued under the TARP CPP, the Company may not pay dividends on its common stock.

In November 2009, the Company notified the trustee that holds the Company’s junior subordinated debentures relating to its trust preferred securities that the Company would be deferring its regularly scheduled quarterly interest payments. The Company has the right to defer the payment of interest on the junior subordinated debentures at any time, for a period not to exceed 20 consecutive quarters. At June 30, 2012, the Company had deferred payment of eleven regularly scheduled quarterly interest payments and has a payable of $872,000 for the interest on the subordinated debentures. During the deferral period, the Company may not pay any dividends on its common or preferred stock.

Index

NORTHERN STATES FINANCIAL CORPORATION

On April 16, 2010 the NorStates Bank ("Bank") and the FDIC and the IDFPR entered into a joint Consent Order. The Consent Order requires, among other things, increased Bank Board of Directors oversight, certain minimum capital levels, action plans to reduce and manage its classified assets and no payments of dividends without prior approval from its regulators (see Note 8).

The Consent Order requires the Bank to maintain Tier 1 capital to average assets at a minimum of 8.00% and total capital to risk weighted assets at a minimum of 12.00%.  The Bank’s Tier 1 to average assets ratio of 7.79% at June 30, 2012 was below the capital levels required by the Consent Order while the Bank’s total capital to assets ratio of 13.25%, on a risk adjusted basis was above the level required by the Consent Order. Under the Consent Order the Bank may not be considered "well capitalized" for capital adequacy purposes even if it exceeds the levels of capital set forth in the Consent Order.

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

Another approach used by management to analyze interest rate risk is to periodically evaluate or “shock” the Company’s base 12- month projected net interest income by assuming an instantaneous decrease or increase in rates using computer simulation.  Table 5 shows this analysis at June 30, 2012 and December 31, 2011.  The computer simulation model used to do the interest rate shocks and calculate the effect on projected net interest income takes into consideration maturity and repricing schedules of the various assets and liabilities as well as call provisions on the Company’s securities.  Current policy set by the Board of Directors limits exposure to net interest income from interest rate shocks.

Index

NORTHERN STATES FINANCIAL CORPORATION

TABLE 5

NORTHERN STATES FINANCIAL CORPORATION
EFFECT OF INTEREST SHOCKS ON NET INTEREST INCOME
as of June 30, 2012 and December 31, 2011
($000s)

		Immediate Change in Rates
	-2.00%	-1.00%	+1.00%	+2.00%

June 30, 2012:
Dollar Change from Base Forecast	$(451)	$(156)	$289	$570
Percent Change from Base Forecast	-2.71%	-0.94%	1.74%	3.43%

December 31, 2011:
Dollar Change from Base Forecast	$(12)	$298	$53	$122
Percent Change from Base Forecast	-0.07%	1.74%	0.31%	0.71%

At June 30, 2012, the base forecasted 12-month net interest income increases $570,000 when rates are shocked upwards 2% while net interest income decreases $451,000 for a 2% downwards rate shock.

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

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s management has evaluated, with the participation of the President and Chief Executive Officer, and Vice President and Chief Financial Officer, the Company’s disclosure controls and procedures (as such term is defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on that evaluation, the President and Chief Executive Officer, and Vice President and Chief Financial Officer, have concluded that these controls and procedures were effective, in all material respects, as of such date.  There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a – 15(f) under the Securities Exchange Act of 1934) that occurred during the second quarter of 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Exhibit 15.1 - Acknowledgement of Independent Registered Public Accounting Firm.

Exhibit 31.1 - Section 302 Certification of President and Chief Executive Officer.

Exhibit 31.2 - Section 302 Certification of Vice President and Chief Financial Officer.

Exhibit 101.1 - The following financial statements from the Northern States Financial Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of cash flows, (iv) condensed consolidated statements of stockholders’ equity, and (v) the notes to condensed consolidated financial statements.*

Index

NORTHERN STATES FINANCIAL CORPORATION

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files submitted under Exhibit 101.1 are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section.  Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Index

NORTHERN STATES FINANCIAL CORPORATION
FORM 10-Q
June 30, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN STATES FINANCIAL CORPORATION
(Registrant)

Date	August 1, 2012	By:	/s/ Scott Yelvington
Scott Yelvington
President and Chief Executive Officer

Date	August 1, 2012	By:	/s/ Steven Neudecker
Steven Neudecker
Vice President and Chief Financial Officer

Index

NORTHERN STATES FINANCIAL CORPORATION
FORM 10-Q
June 30, 2012

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

Exhibit 15.1 - Acknowledgement of Independent Registered Public Accounting Firm.

Exhibit 31.1 - Section 302 Certification of President and Chief Executive Officer.

Exhibit 31.2 - Section 302 Certification of Vice President and Chief Financial Officer.

Exhibit 32.1 - Section 906 Certification.

Exhibit 101.1 - The following financial statements from the Northern States Financial Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of cash flows, (iv) condensed consolidated statements of stockholders’ equity, and (v) the notes to condensed consolidated financial statements.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files submitted under Exhibit 101.1 are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section.  Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.