Form 10-Q
period 2012-09-30
NORTHERN STATES FINANCIAL CORP /DE/
filed 2012-11-08
CIK 744485

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90days.        YES: ☒             NO:☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        YES: ☒          NO: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        YES: ☐          NO: ☒

4,270,755 shares of common stock were outstanding at November 2, 2012

NORTHERN STATES FINANCIAL CORPORATION AND SUBSIDIARY
FORM 10-Q
For the Quarter Ended September 30, 2012

Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Northern States Financial Corporation
Waukegan, Illinois

We have reviewed the accompanying interim condensed consolidated balance sheet of NORTHERN STATES FINANCIAL CORPORATION as of September 30, 2012, the condensed consolidated statements of operations and consolidated statements of comprehensive operations for the three and nine month periods ended September 30, 2012 and 2011 and the condensed consolidated statements of cash flows and stockholders equity for the nine month periods ended September 30, 2012 and 2011.  These interim financial statements are the responsibility of the company's management.

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

/s/ Plante & Moran, PLLC

Chicago, Illinois
November 6, 2012

Index

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2012 and December 31, 2011	September 30,	December 31,
(In thousands of dollars) (Unaudited)	2012	2011
Assets
Cash and due from banks	$4,555	$5,313
Interest bearing deposits in financial institutions -maturities less than 90 days	36,657	32,520
Total cash and cash equivalents	41,212	37,833
Interest bearing deposits in financial institutions -maturities of 90 days or greater	2,976	0
Securities available for sale	81,552	87,140
Loans and leases, net of deferred fees	283,756	322,713
Less: Allowance for loan and lease losses	(16,559)	(18,984)
Loans and leases, net	267,197	303,729
Federal Home Loan Bank stock	931	1,801
Office buildings and equipment, net	8,697	9,069
Other real estate owned	12,792	19,342
Accrued interest receivable	1,191	1,401
Other assets	2,816	2,675
Total assets	$419,364	$462,990
Liabilities and Stockholders' Equity
Liabilities
Deposits
Demand - noninterest bearing	$66,699	$67,955
Interest bearing	293,274	329,676
Total deposits	359,973	397,631
Securities sold under repurchase agreements	19,726	19,455
Subordinated debentures	10,310	10,310
Advances from borrowers for taxes and insurance	552	1,222
Accrued interest payable and other liabilities	7,435	5,833
Total liabilities	397,996	434,451
Stockholders' Equity
Common stock (Par value $0.40 per share, authorized 6,500,000 shares, issued 4,472,255 at September 30, 2012 and December 31, 2011. Shares outstanding of 4,270,755 at September 30, 2012 and 4,277,755 at December 31, 2011)	1,789	1,789
Preferred stock (Par value $0.40 per share, authorized 1,000,000 shares, issued 17,211 shares with liquidation amounts of $1,000.00 per share at September 30, 2012 and December 31, 2011)	17,011	16,904
Warrants (584,084 issued and outstanding at September 30, 2012 and December 31, 2011)	681	681
Additional paid-in capital	7,297	7,054
(Accumulated deficit) retained earnings	(2,794)	5,489
Treasury stock, at cost (201,500 shares at September 30, 2012 and 194,500 shares at December 31, 2011)	(4,674)	(4,512)
Accumulated other comprehensive income, net	2,058	1,134
Total stockholders' equity	21,368	28,539
Total liabilities and stockholders' equity	$419,364	$462,990

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and nine months ended September 30, 2012 and 2011
(In thousands of dollars, except per share data) (Unaudited)	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
Interest income
Loans (including fee income)	$3,502	$4,492	$11,494	$14,021
Securities
Taxable	483	523	1,477	1,632
Exempt from federal income tax	30	36	91	109
Federal funds sold and other	28	13	65	47
Total interest income	4,043	5,064	13,127	15,809
Interest expense
Time deposits	138	370	503	1,463
Other deposits	25	80	143	250
Repurchase agreements and federal funds purchased	0	13	9	65
Subordinated debentures	64	58	193	172
Total interest expense	227	521	848	1,950
Net interest income	3,816	4,543	12,279	13,859
Provision for loan and lease losses	2,100	2,000	6,100	5,700
Net interest income after provision for loan and lease losses	1,716	2,543	6,179	8,159
Noninterest income
Service fees on deposits	428	457	1,244	1,298
Trust income	110	154	427	550
Gain on sale of securities	0	135	0	277
Net gain (loss) on sale of other real estate owned	50	14	(194)	12
Net loss on sale of other assets	0	0	0	(38)
Other than temporary impairment of securities	0	0	0	(143)
Noncredit portion of other than temporary impairment of securities	0	0	0	(20)
Other operating income	367	343	1,203	1,018
Total noninterest income	955	1,103	2,680	2,954
Noninterest expense
Salaries and employee benefits	1,498	1,718	4,896	5,217
Occupancy and equipment, net.	545	597	1,638	1,853
Data processing	487	472	1,670	1,446
Legal	173	179	548	666
FDIC insurance	241	228	721	930
Audit and other professional	270	208	850	835
Printing and supplies expense	54	54	185	201
Write-down of other real estate owned	1,160	797	3,855	2,125
Other real estate owned expense	(123)	525	315	829
Loan and collection	17	90	268	822
Other operating expenses	418	464	1,353	1,259
Total noninterest expense	4,740	5,332	16,299	16,183
Loss before income taxes.	(2,069)	(1,686)	(7,440)	(5,070)
Income tax expense	0	0	0	0
Net loss	(2,069)	(1,686)	(7,440)	(5,070)
Dividends to preferred stockholders	248	236	736	699
Accretion of discount on preferred stock	36	33	107	102
Net loss available to common stockholders	$(2,353)	$(1,955)	$(8,283)	$(5,871)

Basic loss per share	$(0.55)	$(0.46)	$(1.94)	$(1.37)
Diluted loss per share	$(0.55)	$(0.46)	$(1.94)	$(1.37)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
Three and nine months ended September 30, 2012 and 2011
(In thousands of dollars) (Unaudited)	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011

Net loss	$(2,069)	$(1,686)	$(7,440)	$(5,070)
Other comprehensive income:
Unrealized gains on securities available for sale, net of tax	315	1,320	924	3,013
Comprehensive loss	$(1,754)	$(366)	$(6,516)	$(2,057)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Nine months ended September 30, 2012 and 2011
(In thousands of dollars) (Unaudited)					Retained		Accumulated
				Additional	Earnings		Other	Total
	Common	Preferred		Paid-In	(Accumulated	Treasury	Comprehensive	Stockholders'
	Stock	Stock	Warrants	Capital	Deficit)	Stock, at Cost	Income (Loss), Net	Equity
Balance, December 31, 2010	$1,789	$16,768	$681	$11,584	$13,250	$(9,280)	$(1,507)	$33,285
Net loss					(5,070)			(5,070)
Accrued dividend on preferred stock					(699)			(699)
Accretion of preferred stock discount issued		102			(102)			0
Restricted stock awards from treasury stock				(4,791)		4,791		0
Restricted stock awards expense				210				210

Unrealized net gain on securities available for sale							3,013	3,013
Balance, September 30, 2011	$1,789	$16,870	$681	$7,003	$7,379	$(4,489)	$1,506	$30,739

Balance, December 31, 2011	$1,789	$16,904	$681	$7,054	$5,489	$(4,512)	$1,134	$28,539
Net loss					(7,440)			(7,440)
Accrued dividend on preferred stock					(736)			(736)
Accretion of preferred stock discount issued		107			(107)			0
Restricted stock awards expense				81				81
Restricted stock awards forfeited				162		(162)

Unrealized net gain on securities available for sale							924	924
Balance, September 30, 2012	$1,789	$17,011	$681	$7,297	$(2,794)	$(4,674)	$2,058	$21,368

The accompanying notes are an integral part of these consolidated financial statements.

Index

NORTHERN STATES FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2012 and 2011	Nine months ended
(In thousands of dollars) (Unaudited)	September 30,	September 30,
	2012	2011
Cash flows from operating activities
Net loss	$(7,440)	$(5,070)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	509	515
Gain on sales of securities	0	(277)
Net impairment loss on securities	0	163
Provision for loan and lease losses	6,100	5,700
Write-down of other real estate owned	3,855	2,125
Net loss (gain) on sales of other real estate owned	194	(12)
Restricted stock awards expense	81	210
Net change in accrued interest receivable and other assets	566	846
Net change in accrued interest payable and other liabilities	(327)	(324)
Net cash provided from operating activities	3,538	3,876
Cash flows from investing activities
Changes in interest bearing deposits in financial institutions -maturities of 90 days or greater	(2,976)	0
Proceeds from maturities, calls and principal reductions of securities available for sale	7,482	6,245
Redemptions of Federal Home Loan Bank stock	870	0
Proceeds from sales of securities available for sale	0	19,852
Purchases of securities available for sale	(400)	(19,793)
Changes in loans made to customers	26,419	20,135
Property and equipment expenditures	(137)	(175)
Proceeds from sales of other real estate owned	6,640	7,998
Net cash provided from investing activities	37,898	34,262
Cash flows from financing activities
Net increase (decrease) in:
Deposits	(37,658)	(11,444)
Securities sold under repurchase agreements and other short-term borrowings	271	(14,830)
Advances from borrowers for taxes and insurance	(670)	(754)
Net cash used in financing activities	(38,057)	(27,028)
Net change in cash and cash equivalents	3,379	11,110
Cash and cash equivalents at beginning of period	37,833	30,357
Cash and cash equivalents at end of period	$41,212	$41,467

Supplemental disclosures
Cash paid for interest	$819	$2,177
Noncash transfer of loans to other real estate owned	4,174	8,128
Noncash accrual of preferred dividends	736	699

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

 The interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes (or "notes thereto") of the Company for the years ended December 31, 2011 and 2010 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission.  The results of operations for the nine month period ended September 30, 2012 included herein are not necessarily indicative of the results to be expected for the full year 2012.

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

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Basic loss per share:
Net loss	$(2,069)	$(1,686)	$(7,440)	$(5,070)
Dividends accrued to preferred stockholders	248	236	736	699
Accretion of discount on preferred stock	36	33	107	102
Net loss available to common stockholders	$(2,353)	$(1,955)	$(8,283)	$(5,871)
Weighted average common shares outstanding	4,274,733	4,278,755	4,276,740	4,276,154
Basic loss per share	$(0.55)	$(0.46)	$(1.94)	$(1.37)

Diluted earnings per share:
Net loss	$(2,069)	$(1,686)	$(7,440)	$(5,070)
Dividends accrued to preferred stockholders	248	236	736	699
Accretion of discount on preferred stock	36	33	107	102
Net loss available to common stockholders	$(2,353)	$(1,955)	$(8,283)	$(5,871)
Weighted average common shares outstanding	4,274,733	4,278,755	4,276,740	4,276,154
Add: Dilutive effect of common stock equivalents	0	0	0	0
Weighted average common and dilutive common shares outstanding	4,274,733	4,278,755	4,276,740	4,276,154
Diluted loss per share	$(0.55)	$(0.46)	$(1.94)	$(1.37)

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

September 30, 2012

(Unaudited)

In the event of a liquidation or dissolution of the Company, the Series A Preferred Stock then outstanding takes precedence over the Company’s common stock for the payment of dividends and distribution of assets.

Dividends are payable quarterly on the Series A Preferred Stock at an annual dividend rate of 5% per year for the first five years, and 9% per year thereafter.  The effective yield of the Series A Preferred Stock is approximately 5.94%.  In November 2009, the Company notified the Treasury Department of its intent to suspend its dividend payments on its Series A Preferred Stock.  The suspension of the dividend has continued through September 30, 2012.  At September 30, 2012, the accumulated dividends payable to the Treasury Department totaled $2.9 million which includes compounding on unpaid dividends at 5.00%.  The suspension of dividend payments is permissible under the terms of the TARP Capital Purchase Program, but the dividend is a cumulative dividend and failure to pay dividends for six dividend periods triggers board of director appointment rights for the holder of the Series A Preferred Stock.  At September 30, 2012, the Company had suspended twelve dividend payments and the Company expects that the Treasury Department will appoint one director in 2012.  In January 2011, the Company agreed to allow a Treasury Department representative to attend its Board of Directors meetings as an observer.

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

Note 3 – Common Stock

Information related to common stock at the dates indicated was as follows:

	September 30,	December 31,
	2012	2011
Par value per share	$0.40	$0.40
Authorized shares	6,500,000	6,500,000
Issued shares	4,472,255	4,472,255
Treasury shares	201,500	194,500
Outstanding shares	4,270,755	4,277,755

Pursuant to the Capital Purchase Program, the Company issued to the Treasury Department Warrants to purchase up to 584,084 shares of the Company’s common stock at an exercise price of $4.42 per share.  Based upon its fair value relative to the Series A Preferred Stock discussed in Note 2 above, the Warrants were recorded at a value of $681,000 and are accounted for as equity.  The Warrants are exercisable, in whole or in part, at any time, from time to time, until the tenth anniversary of the issue date.

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

In January 2011, 207,500 shares of restricted stock were issued pursuant to the 2009 Restricted Stock Plan from the Company’s treasury stock.  Since originally issued, employees have forfeited 9,000 shares of restricted stock, which were returned to treasury stock lowering the total shares issued pursuant to the Plan to 198,500 shares.  During the nine months ended September 30, 2012, 10,500 shares issued to employees vested.  A total of 108,000 restricted stock shares granted to employees of the Company will fully vest in January 2013. Of the 80,000 shares issued to directors, 70,000 shares vested during the first quarter of 2011, while the remaining 10,000 shares fully vest in January 2013.  The expense attributable to these restricted stock awards recognized during the three months ended September 30, 2012 and 2011 totaled $20,000 and $29,000, respectively. The expense attributable to these restricted stock awards recognized during the nine months ended September 30, 2012 and 2011 totaled $79,000 and $210,000, respectively.

Note 4 – Securities

At September 30, 2012 and December 31, 2011, the Company had the following securities in its investment portfolio:

		Gross Unrealized
September 30, 2012 ($000's)	Fair Value	Gain	Loss

States and political subdivisions	$2,598	$141	$(8)
Mortgage-backed securities	74,612	2,915	0
Equity securities	4,342	238	0

Total securities available for sale	$81,552	$3,294	$(8)

		Gross Unrealized
December 31, 2011 ($000's)	Fair Value	Gains	Losses

States and political subdivisions	$3,117	$112	$(10)
Mortgage-backed securities	79,762	1,533	0
Equity securities	4,261	157	0

Total securities available for sale	$87,140	$1,802	$(10)

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

At September 30, 2012, the Company had pledged securities of $51.1 million as compared to $57.0 million at December 31, 2011.  Securities are pledged to secure public deposits, repurchase agreements and for other purposes as required or permitted by law.

Contractual maturities of securities available for sale at September 30, 2012 are set forth below. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately:

Fair
September 30, 2012 ($000's)	Value

Due in one year or less	$124
Due after one year through five years	544
Due after five years through ten years	752
Due after ten years	1,178
2,598
Mortgage-backed securities	74,612
Equity securities	4,342

Total securities available for sale	$81,552

During the three and nine months ended September 30, 2012, the Company had no sales of securities. During the three months ended September 30, 2011, the Company sold mortgage-backed securities classified as available for sale having a carrying value of $19.6 million and recognized a $135,000 gain on the sales.  Other mortgage-backed securities were purchased during the same quarter totaling $19.8 million diversifying the underlying collateral of the Company’s mortgage-backed securities portfolio.  During the quarter ended June 30, 2011, equity securities consisting of Federal National Mortgage Association (“FNMA”) preferred stock and Federal Home Loan Mortgage Corporation (“FHLMC”) preferred stock that had previously been written off were sold with the Company recognizing a gain of $142,000.

During the nine months ended September 30, 2012, the Company did not recognize any other than temporary impairment loss as compared with $163,000 for same period of 2011. For the nine months ended September 30, 2011, the Company recognized impairment losses of $134,000 on Collateralized Debt Obligations ("CDOs") and $29,000 on FNMA and FHLMC preferred stocks.

At September 30, 2012 and December 31, 2011, the Company had six and seven individual securities, respectively, in an unrealized loss position.  The securities with unrealized losses at September 30, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position, were as follows:

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2012 ($000's)	Value	Losses	Value	Losses	Value	Losses

States and political subdivisions	$817	$(8)	$0	$0	$817	$(8)
Total temporarily impaired	$817	$(8)	$0	$0	$817	$(8)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2011 ($000's)	Value	Losses	Value	Losses	Value	Losses

States and political subdivisions	$941	$(10)	$0	$0	$941	$(10)
Total temporarily impaired	$941	$(10)	$0	$0	$941	$(10)

Management has the intent and ability to hold these securities in an unrealized loss position for the foreseeable future. Management believes that it is unlikely that the Company will be required to sell the securities while they are in an unrealized loss position.

Note 5 – Subordinated Debentures

During September 2005, the Company issued $10.3 million of subordinated debentures to Northern States Statutory Trust I, a wholly-owned grantor trust, which in turn issued $10.3 million of trust preferred securities.  The Company is required to hold $310,000 of the trust preferred securities as Common Securities while the remaining $10 million were issued as Capital Securities.  The subordinated debentures mature in September 2035.   The subordinated debentures currently and until maturity bear an interest rate of the 3-month London Interbank Offered Rate (“LIBOR”) plus 1.80% adjusted quarterly.  The rate on the subordinated debentures was 2.19% at September 30, 2012, which is the effective rate from September 17, 2012 through December 16, 2012.  For the three months ended September 30, 2012 and 2011, interest expense on the subordinated debentures was $64,000 and $58,000, respectively.  For the nine months ended September 30, 2012 and 2011, interest expense on the subordinated debentures was $193,000 and $172,000, respectively.

The Company has guaranteed the payment of distributions and payments upon liquidation or redemption of the trust preferred securities, in each case to the extent of funds held by the Trust. The Company and the Trust believe that, taken together, the obligations of the Company under the guarantee, the subordinated debentures, and other related agreements provide, in the aggregate, a full, irrevocable and unconditional guarantee, on a subordinated basis, of all of the obligations of the Trust under the trust preferred securities. Subject to certain limitations, the Company has the right to defer the payment of interest on the junior subordinated debentures at any time, or from time to time, for a period not to exceed 20 consecutive quarters.  In November 2009, the Company notified the trustee that holds the Company’s junior subordinated debentures relating to its outstanding trust preferred securities that the Company would be deferring its regularly scheduled quarterly interest payments.  The Company has continued to defer its quarterly interest payments through September 30, 2012.  As of September 30, 2012, the Company had deferred twelve quarterly payments and accrued interest payable on the subordinated debentures totaled $937,000.  During the deferral period, the Company may not pay any dividends on its common or preferred stock. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the subordinated debentures at maturity or their earlier redemption. The subordinated debentures were callable at par beginning on September 15, 2010 at the discretion of the Company if certain conditions are met, and in any event, only after the Company obtains Federal Reserve approval, if required under applicable guidelines or regulations.  Subject to certain exceptions, the Company may not without the consent of the Treasury Department engage in repurchases of the Company’s common stock or trust preferred securities until all shares of Series A Preferred Stock issued to the Treasury Department have been redeemed or transferred by the Treasury Department.

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Regulations currently allow bank holding companies and banks to include subordinated debentures, subject to some limitations, as a component of capital for the purpose of meeting certain regulatory requirements.  However, this treatment may be eliminated in the future under newly proposed capital rules.

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

Management further segregates a component of loans considered to be “high risk” but lacking sufficient weakness to be considered impaired. These loans are assigned a specific percentage allocation, adjusted by environmental and qualitative factors management believes may affect the repayment of these loans.

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

September 30, 2012

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

Activity in the allowance for loan and lease losses for the three and nine months ended September 30, 2012 and 2011 is set forth below:

For the Three Months Ended	Beginning				Ending
September 30, 2012 ($000's)	Balance		Recoveries	Provision	Balance
	Allowance		to Loans	Charges to	Allowance
	for Loan	Loans	Previously	Operating	for Loan
	Losses	Charged-Off	Charged-Off	Expense	Losses

Commercial	$930	$(123)	$3	$32	$842
Real estate-construction	1,399	(165)	0	847	2,081
Real estate-mortgage 1-4 family	889	(8)	18	(22)	877
Real estate-mortgage 5+ family	1,548	0	0	345	1,893
Real estate-mortgage commercial	9,245	0	30	586	9,861
Home equity	796	(99)	0	296	993
Leases	0	0	0	0	0
Installment	9	(13)	0	16	12

Total	$14,816	$(408)	$51	$2,100	$16,559

For the Three Months Ended	Beginning				Ending
September 30, 2011 ($000's)	Balance		Recoveries	Provision	Balance
	Allowance		to Loans	Charges to	Allowance
	for Loan	Loans	Previously	Operating	for Loan
	Losses	Charged-Off	Charged-Off	Expense	Losses

Commercial	$1,178	$(853)	$19	$396	$740
Real estate-construction	2,258	(325)	0	482	2,415
Real estate-mortgage 1-4 family	865	(19)	3	(301)	548
Real estate-mortgage 5+ family	2,065	(3,121)	0	2,626	1,570
Real estate-mortgage commercial	14,152	(367)	0	(1,281)	12,504
Home equity	467	(32)	0	80	515
Leases	0	0	0	0	0
Installment	18	0	1	(2)	17

Total	$21,003	$(4,717)	$23	$2,000	$18,309

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

For the Nine Months Ended	Beginning				Ending
September 30, 2012 ($000's)	Balance		Recoveries	Provision	Balance
	Allowance		to Loans	Charges to	Allowance
	for Loan	Loans	Previously	Operating	for Loan
	Losses	Charged-Off	Charged-Off	Expense	Losses

Commercial	$792	$(620)	$3	$667	$842
Real estate-construction	3,149	(2,569)	0	1,501	2,081
Real estate-mortgage 1-4 family	865	(198)	20	190	877
Real estate-mortgage 5+ family	1,646	0	0	247	1,893
Real estate-mortgage commercial	12,018	(4,594)	30	2,407	9,861
Home equity	500	(582)	0	1,075	993
Leases	0	0	0	0	0
Installment	14	(16)	1	13	12

Total	$18,984	$(8,579)	$54	$6,100	$16,559

For the Nine Months Ended	Beginning				Ending
September 30, 2011 ($000's)	Balance		Recoveries	Provision	Balance
	Allowance		to Loans	Charges to	Allowance
	for Loan	Loans	Previously	Operating	for Loan
	Losses	Charged-Off	Charged-Off	Expense	Losses

Commercial	$1,013	$(911)	$51	$587	$740
Real estate-construction	2,842	(326)	0	(101)	2,415
Real estate-mortgage 1-4 family	988	(273)	3	(170)	548
Real estate-mortgage 5+ family	1,025	(3,121)	0	3,666	1,570
Real estate-mortgage commercial	11,977	(1,117)	0	1,644	12,504
Home equity	468	(32)	0	79	515
Leases	0	0	0	0	0
Installment	23	(4)	3	(5)	17

Total	$18,336	$(5,784)	$57	$5,700	$18,309

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

Loans meeting any of the criteria above may be exempted from this policy if unanimously agreed upon and duly documented by the Directors Loan Committee. In general, all accrued interest on an exposure placed on nonaccrual status is charged-off to income. A loan may be returned to accrual status if the borrower demonstrates repayment performance for a reasonable period prior to the date the loan is returned to accrual status.  A reasonable period of repayment performance would be a period of at least six months, but may be less depending on the particular circumstances.

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

For regulatory purposes, a restructured loan classified as a TDR may not need to continue to be reported as such in calendar years after the year in which the restructuring took place if the loan yields a market rate and is in compliance with the loan’s modified terms. In determining whether the rate is a market rate the Company considers the riskiness of the transaction, the structure of the loan, the borrower’s financial condition, financial support of the guarantor and protection provided by the collateral. The Company also considers rates given to other borrowers for similar loans as well as what competitors are offering. To be in compliance with the modified loan terms the borrower should normally demonstrate the ability to repay under the modified terms for a period of at least six months and provide evidence to support that payments will continue.

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

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

Below shows the allocation of the allowance for loan and lease losses by segment to loans and leases individually and collectively evaluated for impairment:

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

			Allowance		Allowance
			for Loan		for Loan
			Losses		Losses
	Ending		Allocated to		Allocated to
	Balance	Loans	Loans	Loans	Loans
	Total	Individually	Individually	Collectively	Collectively
	Loans	Evaluated	Evaluated	Evaluated	Evaluated
	and	for	for	for	for
At September 30, 2012 ($000's)	Leases	Impairment	Impairment	Impairment	Impairment

Commercial	$13,579	$123	$110	$13,456	$732
Real estate-construction	22,454	14,379	913	8,075	1,168
Real estate-mortgage 1-4 family	33,043	2,626	329	30,417	548
Real estate-mortgage 5+ family	30,121	700	0	29,421	1,893
Real estate-mortgage commercial	164,271	49,263	7,137	115,008	2,724
Home equity	18,920	1,397	403	17,523	590
Leases	186	0	0	186	0
Installment	1,293	0	0	1,293	12

Balance at September 30, 2012	$283,867	$68,488	$8,892	$215,379	$7,667

			Allowance		Allowance
			for Loan		for Loan
			Losses		Losses
	Ending		Allocated to		Allocated to
	Balance	Loans	Loans	Loans	Loans
	Total	Individually	Individually	Collectively	Collectively
	Loans	Evaluated	Evaluated	Evaluated	Evaluated
	and	for	for	for	for
At December 31, 2011 ($000's)	Leases	Impairment	Impairment	Impairment	Impairment

Commercial	$15,827	$655	$273	$15,172	$519
Real estate-construction	28,504	6,876	2,044	21,628	1,105
Real estate-mortgage 1-4 family	35,758	5,163	396	30,595	469
Real estate-mortgage 5+ family	35,977	3,987	0	31,990	1,646
Real estate-mortgage commercial	183,881	54,074	8,561	129,807	3,457
Home equity	21,266	443	141	20,823	359
Leases	295	0	0	295	0
Installment	1,476	0	0	1,476	14

Balance at December 31, 2011	$322,984	$71,198	$11,415	$251,786	$7,569

Below shows the age analysis of the past due loans and leases by segment and class at September 30, 2012 and December 31, 2011:

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

							Greater
							Than
							90 Days Past
At September 30, 2012 ($000's)				Greater		Total	Due and
		30-59 Days	60-89 Days	Than 90 Days	Total	Loans and	Still
	Current	Past Due	Past Due	Past Due	Past Due	Leases	Accruing

Commercial	$13,478	$55	$2	$44	$101	$13,579	$23
Real estate-construction
1-4 family	11,441	0	0	1,266	1,266	12,707	1,248
Other	9,530	0	0	217	217	9,747	0
Real estate-mortgage
1-4 family	31,268	181	615	979	1,775	33,043	497
Real estate-mortgage
5+ family	29,051	275	197	598	1,070	30,121	598
Real estate-mortgage commercial
Owner occupied	43,145	182	0	3,893	4,075	47,220	0
Non-owner occupied	58,909	924	1,468	9,396	11,788	70,697	0
Hotel industry	43,638	0	0	2,716	2,716	46,354	0
Home equity	16,607	811	74	1,428	2,313	18,920	31
Leases	186	0	0	0	0	186	0
Installment	1,232	60	1	0	61	1,293	0
Balance at September 30, 2012	$258,485	$2,488	$2,357	$20,537	$25,382	$283,867	$2,397

							Greater
							Than
							90 Days Past
At December 31, 2011 ($000's)				Greater		Total	Due and
		30-59 Days	60-89 Days	Than 90 Days	Total	Loans and	Still
	Current	Past Due	Past Due	Past Due	Past Due	Leases	Accruing

Commercial	$15,273	$6	$0	$548	$554	$15,827	$0
Real estate-construction
1-4 family	14,084	0	0	2,716	2,716	16,800	152
Other	9,820	0	0	1,884	1,884	11,704	0
Real estate-mortgage
1-4 family	32,539	1,672	284	1,263	3,219	35,758	0
Real estate-mortgage
5+ family	32,227	0	0	3,750	3,750	35,977	0
Real estate-mortgage commercial
Owner occupied	53,911	265	471	7,850	8,586	62,497	0
Non-owner occupied	73,162	575	227	450	1,252	74,414	0
Hotel industry	46,970	0	0	0	0	46,970	0
Home equity	20,288	206	71	701	978	21,266	322
Leases	295	0	0	0	0	295	0
Installment	1,442	15	3	16	34	1,476	16
Balance at December 31, 2011	$300,011	$2,739	$1,056	$19,178	$22,973	$322,984	$490

The Company utilizes a loan rating system as a means of identifying problem and potential loans.  Below shows the loan ratings of loans and leases by segment and class at September 30, 2012 and December 31, 2011:

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

At September 30, 2012 ($000's)	Pass	Watch	Substandard	Nonaccrual	Total

Commercial	$11,074	$2,381	$103	$21	$13,579
Real estate-construction
1-4 Family	1,844	113	10,732	18	12,707
Other	259	0	9,271	217	9,747
Real estate-mortgage
1-4 family	23,686	5,647	3,179	531	33,043
Real estate-mortgage
5+ family	17,903	8,204	4,014	0	30,121
Real estate-mortgage commercial
Owner occupied	23,161	9,354	10,812	3,893	47,220
Non-owner occupied	40,065	8,371	12,865	9,396	70,697
Hotel industry	3,696	19,959	19,983	2,716	46,354
Home equity	16,693	293	537	1,397	18,920
Leases	186	0	0	0	186
Installment	1,293	0	0	0	1,293
Balance at September 30, 2012	$139,860	$54,322	$71,496	$18,189	$283,867

At December 31, 2011 ($000's)	Pass	Watch	Substandard	Nonaccrual	Total

Commercial	$12,587	$2,247	$445	$548	$15,827
Real estate-construction
1-4 Family	2,345	4,230	7,662	2,563	16,800
Other	277	6,602	2,941	1,884	11,704
Real estate-mortgage
1-4 family	25,430	4,968	4,097	1,263	35,758
Real estate-mortgage
5+ family	25,105	6,885	0	3,987	35,977
Real estate-mortgage commercial
Owner occupied	31,778	12,211	10,186	8,322	62,497
Non-owner occupied	41,096	20,031	12,837	450	74,414
Hotel industry	3,784	9,358	33,828	0	46,970
Home equity	19,527	792	504	443	21,266
Leases	247	48	0	0	295
Installment	1,476	0	0	0	1,476
Balance at December 31, 2011	$163,652	$67,372	$72,500	$19,460	$322,984

The following tables present loans and leases by segment and class individually evaluated for impairment at September 30, 2012 and December 31, 2011 and the average recorded investment and investment income recognized for the nine months ended September 30, 2012 and for the year ended December 31, 2011:

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

($000's)				For the Nine Months
	At September 30, 2012			Ended September 30, 2012
		Unpaid		Average	Investment
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$0	$0	$0	$0	$0
Real estate-construction
1-4 family	7,719	7,719	0	7,341	111
Other	4,228	6,479	0	3,679	75
Real estate-mortgage 1-4 family	543	621	0	1,067	24
Real estate-mortgage 5+ family	700	700	0	3,617	0
Real estate-mortgage commercial
Owner occupied	6,119	6,119	0	4,752	115
Non-owner occupied	4,951	4,951	0	4,959	96
Hotel industry	3,006	3,006	0	4,760	96
Home equity	258	445	0	203	0
Leases	0	0	0	0	0
Installment	0	0	0	0	0
With an allowance recorded:
Commercial	123	123	110	437	5
Real estate-construction
1-4 family	2,432	2,432	913	1,396	83
Other	0	0	0	639	0
Real estate-mortgage 1-4 family	2,083	2,116	329	2,108	48
Real estate-mortgage 5+ family	0	0	0	0	0
Real estate-mortgage commercial
Owner occupied	7,889	10,520	615	9,598	145
Non-owner occupied	7,604	7,604	652	1,104	12
Hotel industry	19,694	23,294	5,870	24,124	779
Home equity	1,139	1,139	403	595	0
Leases	0	0	0	0	0
Installment	0	0	0	0	0
Total:
Commercial	$123	$123	$110	$437	$5
Real estate-construction	14,379	16,630	913	13,055	269
Real estate-mortgage 1-4 family	2,626	2,737	329	3,175	72
Real estate-mortgage 5+ family	700	700	0	3,617	0
Real estate-mortgage commercial	49,263	55,494	7,137	49,297	1,243
Home equity	1,397	1,584	403	798	0
Leases	0	0	0	0	0
Installment	0	0	0	0	0
Total	$68,488	$77,268	$8,892	$70,379	$1,589

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

The following table presents the number of loans and leases modified as TDRs by segment and class during the three and nine month period ended September 30, 2012, the outstanding recorded balances at the time modified and the outstanding recorded investment balances at September 30, 2012:

	Loans Classified as Trouble Debt Restructured
	During the Three Months Ended			During the Nine Months Ended
	September 30, 2012			September 30, 2012
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Investment	Investment	Loans	Investment	Investment

Commercial	0	$0	$0	0	$0	$0
Real estate-construction
1-4 family	1	3,238	3,238	2	7,719	7,719
Other	0	0	0	1	4,012	4,012
Real estate-mortgage 1-4 family	1	130	130	2	495	495
Real estate-mortgage 5+ family	1	700	700	1	700	700
Real estate-mortgage commercial
Owner occupied	2	625	625	3	3,234	3,195
Non-owner occupied	0	0	0	1	332	325
Hotel industry	0	0	0	0	0	0
Home equity	0	0	0	0	0	0
Leases	0	0	0	0	0	0
Installment	0	0	0	0	0	0
At September 30, 2012	5	$4,693	$4,693	10	$16,492	$16,446

There were no loans or leases modified as TDRs during the previous twelve month period that subsequently defaulted during the three and nine month periods ended September 30, 2012.  Defaulted TDRs are those TDR loans greater than 90 days past due and still accruing or on nonaccrual status.

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

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

The estimated fair values of financial instruments at September 30, 2012 and December 31, 2011 were:

September 30, 2012 ($000's)	Carrying	Estimated Fair Value
	Value	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$41,212	$41,212	$41,212	$0	$0
Interest bearing deposits in financial institutions - maturities of 90 days or greater	2,976	2,976	2,976	0	0
Securities available for sale	81,552	81,552	4,342	76,393	817
Loans and leases, net	267,197	278,844	0	0	278,844
Federal Home Loan Bank stock	931	931	0	0	931
Accrued interest receivable	1,191	1,191	0	1,191	0
Financial liabilities:
Deposits	$(359,973)	$(359,997)	$(249,833)	$(110,164)	$0
Securities sold under repurchase agreements	(19,726)	(19,674)	0	(19,674)	0
Subordinated debentures	(10,310)	(4,574)	0	0	(4,574)
Advances from borrowers for taxes and insurance	(552)	(552)	(552)	0	0
Accrued interest payable	(1,156)	(1,156)	0	(1,156)	0

December 31, 2011 ($000's)	Carrying	Estimated Fair Value
	Value	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$37,833	$37,833	$37,833	$0	$0
Securities available for sale	87,140	87,140	4,261	81,934	945
Loans and leases, net	303,729	313,338	0	0	313,338
Federal Home Loan Bank stock	1,801	1,801	0	0	1,801
Accrued interest receivable	1,401	1,401	0	1,401	0
Financial liabilities:
Deposits	$(397,631)	$(397,885)	$(245,314)	$(152,571)	$0
Securities sold under repurchase agreements	(19,455)	(19,417)	0	(19,417)	0
Subordinated debentures	(10,310)	(4,375)	0	0	(4,375)
Advances from borrowers for taxes and insurance	(1,222)	(1,222)	(1,222)	0	0
Accrued interest payable	(1,127)	(1,127)	0	(1,127)	0

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

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

Securities Available for Sale ($000's)		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

States and political subdivisions	$2,598	$0	$1,781	$817
Mortgage-backed securities	74,612	0	74,612	0
Equity securities	4,342	4,342	0	0
At September 30, 2012	$81,552	$4,342	$76,393	$817

States and political subdivisions	$3,117	$0	$2,172	$945
Mortgage-backed securities	79,762	0	79,762	0
Equity securities	4,261	4,261	0	0
At December 31, 2011	$87,140	$4,261	$81,934	$945

The Company's change in Level 3 securities measured at fair value on a recurring basis was as follows:

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Securities
Available
for Sale ($000's)
Balance at December 31, 2011	$945
Total realized and unrealized gains (losses) included in income	0
Total unrealized gains (losses) included in other comprehensive income	0
Net purchase, sales, calls and maturities	(128)
Net transfer into Level 3	0
Balance at September 30, 2012	$817

Securities
Available
for Sale ($000's)
Balance at December 31, 2010	$20
Total realized and unrealized gains (losses) included in income	(163)
Total unrealized gains (losses) included in other comprehensive income	143
Net purchase, sales, calls and maturities	0
Net transfer into Level 3	0
Balance at September 30, 2011	$0

At year-end 2011, the Company had nonrated securities issued by a local municipality totaling $945,000 in which the fair value was determined using significant unobservable inputs, or Level 3, based on an outside investment broker’s analysis of the financial condition of the municipality issuing the securities. During the nine months ended September 30, 2012, $128,000 of these Level 3 securities matured.

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

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

During the nine months ended September 30, 2012 and 2011, the Company recorded adjustments to certain collateral dependent loans that were measured for impairment in accordance with accounting guidelines.  In cases where the carrying value of the loans exceed the estimated fair value of the collateral less estimated costs to sell, an impairment loss was recognized.  The Company also recorded adjustments to certain cash flow dependent loans consisting primarily of troubled debt restructured loans that were measured for impairment in accordance with accounting guidelines.  In the case of cash flow dependent troubled debt restructured loans, impairment was determined by comparing the discounted cash flows with the Company’s recorded investment.  The Company had allocations for impaired loans totaling $5.9 million and $6.0 million for the nine months ended September 30, 2012 and 2011, respectively.

Impaired Loans ($000's)		Fair Value Measurements at Reporting Date Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
At September 30, 2012	$32,580	$0	$0	$32,580

At December 31, 2011	$40,744	$0	$0	$40,744

During the quarter ended September 30, 2012, the Company recorded adjustments of $1.2 million to certain properties carried as other real estate owned as compared to adjustments of $797,000 for the same quarter of 2011.  Such write-downs are generally based on the estimated underlying fair values of the properties less estimated costs to sell.  In cases where the carrying value of the property exceeds the estimated fair value, an impairment loss is recognized. During the nine months ended September 30, 2012 and September 30, 2011, the Company recorded $3.9 million and $2.1 million, respectively, in write-down adjustments to other real estate owned.

Impaired Other Real Estate Owned ($000's)		Fair Value Measurements at Reporting Date Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
At September 30, 2012	$12,557	$0	$0	$12,557

At December 31, 2011	$18,300	$0	$0	$18,300

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Note 8 – Consent Order and Written Agreement

On April 16, 2010, the Company’s wholly-owned subsidiary, NorStates Bank (the “Bank”), and the regulators, the Federal Deposit Insurance Corporation (the “FDIC”) and the Illinois Department of Financial and Professional Regulation (the “IDFPR”), entered into a joint Consent Order.  Pursuant to the Consent Order, among other things, the Bank has agreed to undertake the following:

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

September 30, 2012

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

The Bank has been notified by the FDIC and IDFPR that the Consent Order dated April 16, 2010 will be terminated and the Bank will be required to enter into a new Consent Order .  While the new agreement has not yet been finalized, we expect that it will, among other things, require the Bank to undertake the following:

(1)	continued oversight and supervision by the Board of Directors of the Bank and its management, including monitoring compliance with the Consent Order;

(2)	maintain a Tier 1 capital to total assets ratio of at least 8% and a total risk-based capital ratio of at least 12%;

(3)	provide an updated written capital plan detailing the steps the Bank will take to comply with the minimum capital requirements;

(4)
charge- off any loans classified as “loss” and prohibit the extension of additional credit to any existing borrower with a loan that has been previously charged-off or classified “loss”; prohibit the extension of additional credit in excess of $10,000 to any existing borrower with an outstanding loan classified as “substandard,” unless determined by the Board of Directors to be in the best interests of the Bank;

(5)
continue to maintain, implement and adhere to written plans to reduce the Bank’s risk position for each classified asset and delinquent loan in excess of $1,000,000, and to manage concentrations of credit, including the ongoing measurement and monitoring and the setting of concentration limits commensurate with the Bank’s capital levels and overall risk profile;

Index

NORTHERN STATES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

(6)	not declare or pay any dividend without the prior consent of the FDIC and IDFPR;

(7)	continue to implement its written profit plan and develop a budget that includes the reduction of discretionary expenses and improvement in the Bank’s overall earnings; and

(8)	not increase its assets by more than 5% during any three-month period without preapproval, and no more than 15% annually.

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

(4)	provide the Federal Reserve with cash flow projections on a quarterly basis; and

(5)
notify the Federal Reserve of the proposed addition of any individual to the Board of Directors or the employment of any individual as a senior executive officer of the Company before such addition or employment becomes effective.

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

September 30, 2012

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

The Bank continues to dedicate significant resources to effectively identify, monitor, and manage problem assets and reduce real estate loan concentrations.  A liquidity policy has been developed to identify the sources of liquid assets available to meet the Bank’s contingency funding needs.  Dividends have already been restricted and the Company has suspended its dividend payments on its Series A Preferred Stock issued to the Treasury Department as is permissible under the terms of the TARP Capital Purchase Program and has deferred payment of interest on its subordinated debentures which is permissible under the terms of the debenture agreement.  The Bank’s Tier 1 to average assets ratio and total capital to assets ratio, on a risk adjusted basis, were 7.69 percent and 13.32 percent, respectively, as of September 30, 2012. The Bank’s Tier 1 to average assets ratio was below the capital levels required by the Consent Order of 8.00 percent while the Bank’s total capital to assets ratio, on a risk adjusted basis was above the 12.00 percent level required by the Consent Order.

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

Management and the Board of Directors are committed to complying with the terms of the new Consent Order and have already taken, and will continue to take, numerous steps to address the matters outlined in the new Consent Order.

Index

NORTHERN STATES FINANCIAL CORPORTION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion focuses on the consolidated financial condition of Northern States Financial Corporation (the “Company”) at September 30, 2012 compared to December 31, 2011 and the Company’s consolidated results of operations for the three and nine month periods ended September 30, 2012, compared with the three and nine month periods ended September 30, 2011.  The purpose of this discussion is to provide a better understanding of the condensed consolidated financial statements of the Company and the operations of its two wholly-owned subsidiaries, NorStates Bank (the “Bank”) and NorProperties, Inc. (“NorProp”), and the Bank’s wholly-owned subsidiary, Northern States Community Development Corporation (“NSCDC”). This discussion should be read in conjunction with the interim condensed consolidated unaudited financial statements and notes thereto included herein.

Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties.  The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "plan," or similar expressions.  The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted.  The Company undertakes no obligation to update these forward-looking statements in the future.  The Company cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to September 30, 2012 to differ materially from those expressed in forward-looking statements.  Factors that could cause actual results to differ from those predicted and could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, the potential for further deterioration in the credit quality of the Company’s loan and lease portfolios, uncertainty regarding the Company’s ability to ultimately recover on loans currently on nonaccrual status, the Company’s ability to comply with the provisions of the Consent Order and Written Agreement, further deterioration in the value of the Company’s other real estate owned, unanticipated changes in interest rates, worsening or lack of improvement in general economic conditions and the real estate market, increasing regulatory compliance burdens or potential legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the quality or composition of the Company’s loan or investment portfolios, deposit flows, liquidity issues, competition, demand for loan products and financial services in the Company’s market area, and changes in accounting principles, policies and guidelines.  These risks and uncertainties should be considered in evaluating forward-looking statements.

OVERVIEW

Total assets at September 30, 2012 were $419.4 million, a decrease of $43.6 million, or 9.4 percent, from $463.0 million at December 31, 2011 as the Company continued to reposition its balance sheet.  Loans totaled $283.8 million at September 30, 2012, a decrease of $38.9 million, or 12.1 percent, from $322.7 million at December 31, 2011.  Loans decreased $27.1 million due to scheduled principal loan payments and from loan payoffs received in the ordinary course of business.  Also contributing to the decrease in loans was the transfer of $4.1 million in loans to other real estate owned through or in lieu of foreclosure and the charge-off of $8.6 million in loans to the allowance for loan and lease losses. Other real estate owned totaled $12.8 million at September 30, 2012, decreasing $6.5 million or 33.9 percent from year-end 2011.  Other real estate owned decreased as $6.8 million of properties were sold and $3.9 million in write-downs were recognized. Partially offsetting these decreases was the transfer of $4.1 million in loans to other real estate owned.  The Company’s cash and cash equivalents totaled $41.2 million at September 30, 2012, showing an increase of $3.4 million from December 31, 2011.

Index

NORTHERN STATES FINANCIAL CORPORTION

The decrease in the Company’s assets was primarily offset by deposit decreases of $37.7 million to $359.9 million at September 30, 2012 compared with $397.6 million at December 31, 2011, a decrease of 9.5 percent.  Time deposits decreased $42.2 million while total other deposits consisting of demand, interest bearing demand, money market and savings deposits increased $4.5 million from December 31, 2011.  Time deposits decreased primarily from reductions of $9.6 million in brokered time deposits, $20.3 million in wholesale internet time deposits and $9.5 million in retail time deposits.

The Company’s borrowings through securities sold under repurchase agreements increased to $19.7 million at September 30, 2012 as compared with $19.5 million at December 31, 2011.

Total nonperforming loans and leases decreased $2.1 million to $69.6 million, or 24.5 percent of total loans and leases, at September 30, 2012 as compared with $71.7 million, or 22.2 percent of total loans and leases, at December 31, 2011.

The Company continued to be affected by the continued decline in general real estate prices.  For the three months ended September 30, 2012, the Company experienced a net loss available to common stockholders of $2.4 million or $0.55 per share, compared with a net loss of $2.0 million, or $0.46 per share for the same three months of 2011 as the Company continued to write down loans and other real estate owned as a result of declining values of the collateral securing these nonperforming assets.  Net interest income declined $727,000 due to a lower volume of earning assets and the reversal of $238,000 of loan interest income as loans were placed on nonaccrual status compared with only $183,000 of reversed loan interest during the same quarter of 2011.  The provision for loan and lease losses increased $100,000 and write-downs of other real estate owned increased $363,000 during the third quarter of 2012 as compared to the same quarter of 2011.  Noninterest income was $148,000 lower during the quarter as the Company sold no securities during the quarter while during the same quarter last year recognized gains of $135,000 on sales of $19.6 million of securities.  Offsetting some of these reductions to income was lower other real estate owned expense that was $649,000 less during the third quarter of 2012 as compared to the same quarter of 2011 due to rents received on these properties and decreases to carrying balances of other real estate owned.  Salaries and employee benefit expenses decreased by $220,000 during the quarter due to reductions in staff.

The Company’s net loss available to common stockholders for the nine months ended September 30, 2012 was $8.3 million, or $1.94 per share, compared with a net loss available to common stockholders of $5.9 million, or $1.37 per share for the same nine months of 2011.

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

Index

NORTHERN STATES FINANCIAL CORPORTION

A loan or lease is impaired when full payment under the loan or lease terms is not expected within the contractual terms of the loan. Impairment is evaluated on an individual loan or lease basis for impaired loans and leases. If a specific loan or lease is determined to be impaired, a portion of the allowance may be specifically allocated to that loan or lease. The specific allocation is calculated at the present value of estimated cash flows using the existing rate of the loan or lease or the fair value of collateral if repayment is expected solely from the collateral.

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

The Company recognized no income tax benefit for the three or nine months ended September 30, 2012 despite having an operating loss before income taxes of $2.1 million and $7.4 million, respectively.  Per accounting rules, the Company continued to book tax benefits adjusted for timing differences as a deferred tax asset with a corresponding offset to the deferred tax asset valuation allowance, without recognizing a tax benefit on the income statement due to uncertainties as to the realization of these benefits.  The Company’s tax deferred tax asset was determined to be $21.5 million at September 30, 2012.  The Company will continue to analyze its deferred tax assets quarterly.

FINANCIAL CONDITION

The Company’s cash and cash equivalents totaled $41.2 million at September 30, 2012, increasing $3.4 million from December 31, 2011.  The Company’s interest bearing deposits in financial institutions with maturities less than 90 days, a component of cash and cash equivalents, totaled $36.7 million, an increase of $4.1 million from December 31, 2011.  These funds consisted primarily of deposits at the Federal Reserve Bank of Chicago as the interest rate paid was greater than or comparable to rates paid on federal funds sold.  At September 30, 2012, the Company had $3.0 million in time deposits in financial institutions with maturities of 90 days or greater.  These time deposits are fully insured by the FDIC and have original maturities from 90 to 550 days and earn rates ranging from 0.50 percent to 1.06 percent.

The Company’s securities available for sale declined $5.5 million, to $81.6 million at September 30, 2012 compared with $87.1 million at year-end 2011.  The decline in securities was due to the receipt of scheduled maturities and payments.   At September 30, 2012, the Company had pledged securities of $51.1 million as compared with $57.0 million at December 31, 2011.  The securities were pledged to secure public deposits, repurchase agreements and for other purposes as required or permitted by law.

Loans and leases totaled $283.8 million at September 30, 2012, a decrease of $38.9 million, or 12.1 percent, from $322.7 million at December 31, 2011.  Loans decreased by $27.1 million due to scheduled principal loan payments and loan payoffs received in the course of business.  Contributing to the decrease in loans was the transfer of $4.1 million in loans to other real estate owned through or in lieu of foreclosure and the charge-off of $8.6 million in loans to the allowance for loan and lease losses.

Index

NORTHERN STATES FINANCIAL CORPORTION

At September 30, 2012, approximately 95 percent of the Bank’s loan portfolio was secured by real estate.  The Company’s loans to the hotel industry totaled $46.4 million or 217 percent of total capital at September 30, 2012, decreasing slightly from $47.0 million, or 165 percent of capital at year-end 2011.  Loans totaling $29.4 million secured by 1-4 family homes and 5+ family residences at September 30, 2012 were pledged to secure a line of credit of $16.1 million from the Federal Home Loan Bank of Chicago.  At September 30, 2012, loans totaling $61.3 million had payment schedules where only interest is collected until the loans mature as compared with $96.1 million in loans at December 31, 2011.  At September 30, 2012, $17.1 million of loans having interest only payments were home equity loans.

Loan commitments declined $1.9 million to $30.3 million at September 30, 2012, compared with $32.2 million at December 31, 2011.  Letters of credit decreased during the nine months ended September 30, 2012, to $1.6 million from $2.3 million at year-end 2011.

At September 30, 2012, loans to related parties totaled $114,000 as compared with $238,000 at December 31, 2011.  Loan commitments and letters of credit issued to related parties were $97,000 at September 30, 2012 compared with $247,000 at December 31, 2011.  Loans, loan commitments and letters of credit to related parties are made on the same terms and conditions that are available to the public.

The decline in the Company’s assets was primarily offset by deposit decreases of $37.7 million to $359.9 million at September 30, 2012 compared with $397.6 million at December 31, 2011, a decrease of 9.5 percent.  Time deposits decreased $42.2 million while total other deposits consisting of demand, interest bearing demand, money market and savings deposits increased $4.5 million from December 31, 2011.  Time deposits decreased primarily from reductions of $9.6 million in brokered time deposits, $20.3 million in wholesale internet time deposits and $9.5 million in retail time deposits as the Company managed its liquidity position.  Related party deposits at September 30, 2012 totaled $4.7 million as compared with $2.1 million at year-end 2011.

At September 30, 2012, the Company’s mix of deposits changed as retail deposits increased to 73.1 percent of deposits from 68.3 percent at year-end 2011.   Wholesale internet time deposits decreased to 2.3 percent of deposits from 7.2 percent at year-end 2011 and brokered time deposits decreased to 0.6 percent of deposits from 3.0 percent.

Core deposits, defined as retail and commercial demand, interest bearing demand  (“NOW”), money market and savings accounts, which generally have lower interest costs and management believes are more stable, increased $1.2 million to $216.2 million at September 30, 2012 or 60.0 percent of total deposits from $215.0 million or 54.1 percent of total deposits at year-end 2011.

Because the Consent Order establishes specific capital amounts to be maintained by the Bank, the Bank may not be considered better than “adequately capitalized” for capital adequacy purposes, even if the Bank exceeds the levels of capital set forth in the Consent Order. At September 30, 2012, the Bank’s Tier 1 to average assets ratio and total capital to assets ratio, on a risk adjusted basis, were 7.69 percent and 13.32 percent, respectively. The Bank’s Tier 1 to average assets ratio was below the capital levels required by the Consent Order of 8.00 percent while the Bank’s total capital to assets ratio, on a risk adjusted basis was above the 12.00 percent level required by the Consent Order. As the Bank’s Tier 1 to average assets ratio was below the capital levels required by FDIC and the IDFPR in the Consent Order, the Bank cannot offer brokered CDARS time deposits.  CDARS time deposits issued previously, totaled $2.3 million at September 30, 2012.

 Securities sold under repurchase agreements totaled $19.7 million at September 30, 2012 as compared with $19.5 million at December 31, 2011.  The Company pledges securities for this source of liquidity.  There were $2.3 million in related party repurchase agreements at September 30, 2012 and none at December 31, 2011.

The Company is committed to actively service and maintain its current loan portfolio and is focused on the reduction of its nonperforming assets. As a consequence, the Company expects further declines in loan balances in 2012 due to scheduled principal payments and maturities.

Index

NORTHERN STATES FINANCIAL CORPORTION

The Company expects deposits to continue to decrease as it further reduces its reliance on wholesale internet time deposits which totaled $8.2 million, and on brokered CDARS time deposits which totaled $2.3 million, at September 30, 2012.

ASSET QUALITY AND THE PROVISION FOR LOAN AND LEASE LOSSES

At September 30, 2012, management, with the concurrence of the Board of Directors, after carefully reviewing the adequacy of the allowance for loan and lease losses and the levels of nonperforming and impaired loans and leases, determined that an allowance of $16.6 million was adequate to cover potential loan and lease losses.  The Company’s allowance for loan and lease losses to total loans ratio was 5.84 percent at September 30, 2012 compared with 5.88 percent at December 31, 2011.

 During the nine months ended September 30, 2012, a total of $8.6 million in loans and leases were charged-off against the allowance, primarily consisting of $2.6 million of real estate-construction loans and $4.6 million of real estate-mortgage commercial loans, as compared with total charge-offs of $5.8 million during the same period last year.  Recoveries of loans previously charged-off totaled $53,000, as compared with $57,000 in recoveries during the same period in 2011.  For the quarter ended September 30, 2012, the provision for loan and lease losses was $2.1 million as compared with $2.0 million during the same period in 2011 and for the nine months ended September 30, 2012, the provision for loan and lease losses was $6.1 million as compared with $5.7 million during the same period in 2011.

 Nonperforming loans and leases includes 1) loans and leases on nonaccrual status; 2) loans and leases 90 days or more past due and still accruing interest; and 3) accruing loans less than 90 days past due classified as troubled debt restructurings (“TDRs”).  Total nonperforming loans and leases decreased $2.1 million to $69.6 million, or 24.5 percent of total loans and leases, at September 30, 2012 as compared with $71.7 million, or 22.2 percent of total loans and leases, at December 31, 2011.

The $2.1 million decrease to nonperforming loans from year-end 2011 was the result of $8.6 million in loan charge-offs, $4.2 million in loans transferred to other real estate owned  through or in lieu of foreclosure and was partially offset by $10.7 million in net additions to nonperforming loans. During the nine months ended September 30, 2012, the net additions to nonperforming loans were primarily due to five loan relationships totaling $22.5 million placed on nonperforming status of which $12.7 million were real estate-construction loans and $9.8 million secured by commercial real estate.  During this same time period, four loan relationships totaling $16.3 million primarily secured by commercial real estate and apartment buildings were taken off of nonperforming status as the customers proved their ability to service their notes in a timely and sustained fashion.

Nonaccrual loans decreased $1.3 million to $18.2 million at September 30, 2012 from year-end 2011.  This decline in nonaccrual loans was due to charge-offs and transfers to other real estate owned of approximately $8.5 million and $4.2 million, respectively of nonaccrual loans.  This decline was offset by net loans of $11.4 million placed on nonaccrual status.  The Company is attempting to work with the nonaccrual borrowers to resolve their issues, but in many cases where the loans are collateralized by real estate, the Company may have to foreclose on the properties securing the loans and transfer the collateral to other real estate owned.

Loans 90 days or more past due, still accruing totaled $2.4 million at September 30, 2012, an increase of $1.9 million from year-end 2011 due primarily to a construction loan totaling $1.2 million which became 90 days past due since year-end 2011.  Loans 90 days or more past due, still accruing at September 30, 2012, were considered both well secured and in the process of collection.

TDRs decreased $2.8 million to $49.1 million at September 30, 2012 from year-end 2011. Restructuring of loans is undertaken to improve the likelihood that the loan will be repaid in full under the modified terms in accordance with a reasonable repayment schedule. All restructured loans are evaluated to determine whether the loans should be reported as a TDR. A loan is a TDR when the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower by modifying or renewing a loan that the Company would not otherwise consider. To make this determination the Bank must determine whether (a) the borrower is experiencing financial difficulties and (b) the Company granted the borrower a concession and (c) absent the current modification, would the borrower more than likely default.  Factors to consider in determining whether the Company has granted a concession include: lowering the interest rate, extending the maturity date, forgiving debt, reducing accrued interest or changing the payment to interest only for an extended period of time. This determination requires consideration of all of the facts and circumstances surrounding the modification. An overall general decline in the economy or some deterioration in a borrower’s financial condition does not automatically mean the borrower is experiencing financial difficulties.

Index

NORTHERN STATES FINANCIAL CORPORTION

The Company considers a loan impaired if full principal and interest is not expected to be collected under the contractual terms of the original note.  Nonaccrual loans and accruing TDR loans are classified as impaired.  Impaired loans at September 30, 2012 totaled $68.5 million, as compared with $71.2 million at December 31, 2011, a decrease of $2.7 million. Each impaired loan is individually evaluated for impairment and is carried at the lower of the loan balance or the present value of expected cash flows discounted at the loan's effective interest rate or at the fair value of the collateral less estimated costs to sell if the loan or lease is collateral dependent.  At September 30, 2012, $8.9 million of the allowance for loan and lease losses was allocated to impaired loans.

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

Total nonperforming real estate-mortgage commercial, real estate-mortgage 5+ family and real estate-mortgage 1-4 family loans decreased $4.8 million, $2.6 million and $2.0 million, respectively, at September 30, 2012 as compared with December 31, 2011 while nonperforming real estate-construction loans increased $7.4 million.

Total nonperforming real estate-mortgage commercial loans decreased $4.8 million during the nine months ended September 30, 2012 primarily due to $11.3 million in loans being placed back on performing status.  Loans totaling $4.6 million were charged-off to the allowance for loan and lease losses while $1.2 million were transferred to other real estate owned.  Loans totaling $12.3 million were placed on nonperforming status including one loan relationship of $7.2 million which was placed on nonaccrual status and another relationship of $2.6 million that became a TDR loan.

Total nonperforming real estate-mortgage 5+ family loans decreased $2.6 million during the nine months ended September 30, 2012 primarily due to $4.0 million in loans being placed back on performing status while $1.2 million in loans were placed on nonperforming status.

Total nonperforming real estate-mortgage 1-4 family loans decreased $2.0 million during the nine months ended September 30, 2012 primarily due to $1.0 million of loans being placed back on performing status.  Real estate-mortgage 1-4 family loans totaling $198,000 were charged-off to the allowance for loan and lease losses while $1.4 million of loans were transferred to other real estate owned.

Offsetting a portion of the decreases to nonperforming loans were increases to nonperforming construction loans of $7.4 million since year-end primarily due to three loan relationships totaling $12.7 million being placed on TDR status.  During the first nine months of 2012, $2.6 million of construction loans were charged-off while $1.5 million were transferred to other real estate owned.

Another component of nonperforming assets is other real estate owned, consisting of assets acquired through or in lieu of foreclosure.  At September 30, 2012, other real estate owned totaled $12.8 million, a decrease of $6.5 million from $19.3 million at December 31, 2011.  The decrease in other real estate owned was due to sales of properties carried at $6.8 million in which the Company recognized losses of $194,000 and to write-downs of $3.9 million taken during the nine months ended September 30, 2012 partially offset by additions of $4.2 million.

Index

NORTHERN STATES FINANCIAL CORPORTION

The Company’s other real estate owned portfolio at September 30, 2012, consisted primarily of commercial real estate and vacant land of $6.3 million and $3.8 million, respectively.  Other real estate owned also included $1.5 million of 1-4 family homes and $1.2 million of 5 plus family units.  The Company is actively marketing all of its other real estate owned properties for sale.

The fair value of other real estate owned is reviewed by management at least quarterly to help ensure the reasonableness of its carrying value, which is lower of cost or the fair value less estimated selling costs.    If values continue to deteriorate, the Company may have future additional write-downs to its other real estate owned portfolio.

Index

NORTHERN STATES FINANCIAL CORPORTION

TABLE 1

NORTHERN STATES FINANCIAL CORPORATION
NONPERFORMING LOANS
($ 000s)

			Troubled Debt
		90 Days or	Restructured	Total Non-	% Non-
Nonperforming loans	Nonaccrual	More Past Due,	Loans,	performing	performing
at September 30, 2012	Loans	Still Accruing	Still Accruing	Loans	Loans

Commercial	$21	$23	$102	$146	0.2%
Real estate-construction	235	1,248	12,896	14,379	20.6%
Real estate-mortgage 1-4 family	531	497	2,095	3,123	4.5%
Real estate-mortgage 5+ family	0	598	700	1,298	1.9%
Real estate-mortgage commercial	16,005	0	33,258	49,263	70.7%
Home equity	1,397	31	0	1,428	2.1%
Leases	0	0	0	0	0.0%
Installment	0	0	0	0	0.0%
Total	$18,189	$2,397	$49,051	$69,637	100.0%

			Troubled Debt
		90 Days or	Restructured	Total Non-	% Non-
Nonperforming loans	Nonaccrual	More Past Due,	Loans,	performing	performing
at December 31, 2011	Loans	Still Accruing	Still Accruing	Loans	Loans

Commercial	$548	$0	$108	$656	0.9%
Real estate-construction	4,447	152	2,428	7,027	9.8%
Real estate-mortgage 1-4 family	1,263	0	3,901	5,164	7.2%
Real estate-mortgage 5+ family	3,987	0	0	3,987	5.6%
Real estate-mortgage commercial	8,772	0	45,301	54,073	75.4%
Home equity	443	322	0	765	1.1%
Leases	0	0	0	0	0.0%
Installment	0	16	0	16	0.0%
Total	$19,460	$490	$51,738	$71,688	100.0%

Index

NORTHERN STATES FINANCIAL CORPORTION

TABLE 2

NORTHERN STATES FINANCIAL CORPORATION
OTHER REAL ESTATE OWNED
($ 000's)

	September 30,	December 31,
	2012	2011

Real estate - vacant land	$3,800	$2,212
Real estate - 1-4 family	1,507	1,834
Real estate - 5+ family	1,179	6,565
Real estate - commercial	6,306	8,731

Total other real estate owned	$12,792	$19,342

	Nine months ended
	September 30,	September 30,
	2012	2011

Balance beginning of the period	$19,342	$24,326
Additions	4,175	8,128
Sales proceeds	(6,641)	(7,998)
Lease-purchase option payments	(35)	0
Gains (losses) on sales	(194)	12
Write-downs	(3,855)	(2,125)

Balance at end of period	$12,792	$22,343

 CAPITAL RESOURCES

Total stockholders’ equity decreased $7.1 million to $21.4 million at September 30, 2012 as compared with $28.5 million at year-end 2011.  The Company’s net loss of $7.4 million and accrual for dividends on the preferred stock of $736,000 for the nine months ended September 30, 2012 were offset by a $924,000 increase to accumulated other comprehensive income relating to the unrealized gains on securities available for sale, net of deferred tax, and $81,000 due to the accretion of the unearned portion of stock awards.  The book value of the Company’s outstanding common stock at September 30, 2012 was $.97 per share, compared with $2.65 at December 31, 2011.

On a consolidated basis, the Company’s Tier 1 to average assets ratio and total capital to assets ratio, on a risk adjusted basis, were 6.13 percent and 12.01 percent, respectively, at September 30, 2012.  The Bank’s Tier 1 to average assets ratio and total capital to assets ratio, on a risk adjusted basis, were 7.69 percent and 13.32 percent, respectively, as of September 30, 2012. The Bank’s Tier 1 to average assets ratio was below the capital levels required by the Consent Order of 8.00 percent while the Bank’s total capital to assets ratio, on a risk adjusted basis, was above the 12.00 percent level required by the Consent Order.  As required by the new Consent Order, management will develop a written capital plan detailing the steps the Bank will take to comply with the minimum capital requirements.

Index

NORTHERN STATES FINANCIAL CORPORTION

In January 2011, 207,500 shares of restricted stock were issued pursuant to the 2009 Restricted Stock Plan from the Company’s treasury stock.  During 2011 and during the nine months ended September 30, 2012, employees forfeited 9,000 shares of restricted stock, which were returned to treasury stock lowering the total shares issued pursuant to the Plan to 198,500 shares.  During the nine months ended September 30, 2012, 10,500 shares issued to employees vested.  A total of 108,000 restricted stock shares granted to employees of the Company will fully vest in January 2013. Of the 80,000 shares issued to directors, 70,000 shares vested during the first quarter of 2011, while the remaining 10,000 shares fully vest in January 2013.  The expense attributable to these restricted stock awards recognized during the three months ended September 30, 2012 and 2011 totaled $20,000 and $29,000, respectively. The expense attributable to these restricted stock awards recognized during the nine months ended September 30, 2012 and 2011 totaled $79,000 and $210,000, respectively.

LIQUIDITY

The Company’s liquidity is measured by the ability to raise funds through deposits, borrowed funds, capital or cash flow from the repayment or maturities of loans and securities and net profits.   Liquidity is primarily managed through deposits and liquid assets such as cash and due from banks less any reserve requirements, securities available for sale less any pledged securities and federal funds sold.  Asset and liability management is the process of managing the balance sheet to achieve a mix of earning assets and liabilities in such a way that achieves an interest rate risk profile acceptable to management and assists in achieving a desired level of profitability.  An important part of the overall asset and liability management process is providing adequate liquidity.  The Company’s liquid assets consisting of cash and cash equivalents less any Federal Reserve Bank deposit requirements and normal branch cash reserves plus unpledged securities available for sale totaled $67.7 million at September 30, 2012, increasing $6.5 million as compared with $61.2 million at December 31, 2011.

As required by the Consent Order, management developed a liquidity plan that identifies the sources of liquid assets available to meet the Bank’s contingency funding needs over the next twelve months.  This liquidity plan looks at the Bank’s ability to meet the cash flow requirements of customers and other operating needs and seeks to manage liquidity to meet these requirements.  The Company needs to have sufficient cash flow to meet borrowers’ needs to fund loans or the requirements of depositors wanting to withdraw funds.  For the nine months ended September 30, 2012, cash and cash equivalents increased by $3.4 million to $41.2 million as compared with $37.8 million at December 31, 2011.

The Bank’s liquidity plan considers the liquidity provided by scheduled principal payments by borrowers and estimated principal reductions on mortgage-backed securities. The Bank expects to receive liquidity from net loan principal payments by borrowers of approximately $18.2 million and scheduled principal reductions on mortgage-backed securities of approximately $11.2 million over the next twelve months.

 As part of the liquidity policy, management reviews the Bank’s on-balance sheet liquidity ratio as a percentage of deposits weekly.  The on-balance sheet liquidity ratio is the net liquid assets divided by total deposits.  At September 30, 2012, this internally calculated ratio at the Bank was 18.8 percent as compared with 18.2 percent at year-end 2011.

Interest bearing deposits in financial institutions with maturities less than 90 days are a component of the Company’s cash and cash equivalents.  These funds totaled $36.7 million at September 30, 2012 as compared with $32.5 million at December 31, 2011.

The Company classifies all of its securities as available for sale, which increases the Company's flexibility in that the Company can use unpledged securities to meet liquidity requirements by selling the unpledged securities or by increasing its repurchase agreement balances.  Securities available for sale totaled $81.6 million at September 30, 2012, of which $51.1 million were pledged to secure public deposits and repurchase agreements.  At December 31, 2011, securities available for sale totaled $87.1 million of which $57.0 million were pledged.

Index

NORTHERN STATES FINANCIAL CORPORTION

Another source of liquidity to the Company is deposits. Under the Consent Order, the Bank must limit its brokered time deposits. As a result of the Consent Order, the Bank is not permitted to pay a rate of interest on deposit products that is more than 75 basis points above the rate applicable to the applicable market of the Bank as determined by the FDIC.  The FDIC has recognized that the Bank is operating in a high rate area, which allows the Bank to use local average deposit rates as a basis for setting competitive rates on its deposits.  However, it is expected that total deposits will continue to decline during the balance of 2012 and liquidity available from deposits will be limited. Combined wholesale internet time deposits and brokered time deposits decreased $29.9 million from year-end 2011 to $10.5 million at September 30, 2012 and the Company expects that these deposit types will continue to decrease.

An additional source of liquidity is a line of credit available at the Federal Home Loan Bank of Chicago, which was $16.1 million at September 30, 2012.  There were no outstanding balances on this line of credit at either September 30, 2012 or December 31, 2011.  At September 30, 2012, the Company has pledged loans totaling $29.4 million as security for this line.

The Consent Order also restricts payments of dividends from the Bank to the Company and as such conserves liquidity and capital at the Bank.  Dividends from the Bank are needed to fund dividend payments by the Company to its preferred and common stockholders and the interest payments on its subordinated debentures.   The Written Agreement between the Company and the Federal Reserve Bank dated March 17, 2011, prohibits the Company form paying dividends on its Series A Preferred Stock issued under the TARP Capital Purchase Program.  Due to these constraints, it is expected that the Company will continue to suspend dividend payments on its Series A Preferred Stock and will not pay any dividends to common stockholders in 2012.  Also, the Company will continue to defer interest payments on its subordinated debentures.  At September 30, 2012, the accumulated dividends payable on the Series A Preferred Stock totaled $2.9 million and the cumulative deferred interest payments payable on the subordinated debentures totaled $937,000.

RESULTS OF OPERATIONS

NET INCOME

The Company recognized a loss available to common stockholders for the quarter ended September 30, 2012 of $2.4 million, as compared with a loss of $2.0 million for the same quarter of 2011.  The loss during the third quarter of 2012 was primarily due to a provision to the allowance for loan and lease losses of $2.1 million and, write-downs to other real estate owned of $1.2 million.  The loss for the same quarter of 2011 was primarily the result of provision to the allowance for loan and lease losses of $2.0 million, write-downs to other real estate owned of $797,000.

For the nine months ended September 30, 2012, the Company’s loss available to common stockholders totaled $8.3 million as compared with a loss of $5.9 million for the same period of 2011.  The loss during the nine months ended September 30, 2011 was primarily due to provisions to the allowance for loan and lease losses of $6.1 million and write-downs to other real estate owned of $3.9 million.  During the same nine months of 2011 the Company recognized $5.7 million in provisions to the allowance for loan and lease losses and $2.1 million of write-downs to other real estate owned.

NET INTEREST INCOME

Net interest income, the difference between interest income on earning assets and interest expense on interest bearing liabilities, decreased 16.0 percent or $727,000, and totaled $3.8 million for the quarter ended September 30, 2012  as compared with $4.5 million for the same quarter of 2011.  The major factor causing the decrease to net interest income for the quarter was a decrease in average interest earning assets of $74.7 million as compared with the same quarter of 2011.  Most of the decline to average interest earning assets was due to transfers of loans to other real estate owned, loan payments and payoffs and charge-offs of uncollectible loans to the allowance for loan and lease losses.    Net interest income for the third quarter of was also impacted by the reversal of $238,000 of loan interest income as loans were placed on nonaccrual status compared with only $183,000 of reversed loan interest during the same quarter of 2011.

Index

NORTHERN STATES FINANCIAL CORPORTION

The net interest spread, the difference between rates earned on interest earning assets and paid on deposits and borrowings for the quarter ended September 30, 2012 increased by 3 basis points to 3.71 percent as compared with 3.68 percent for the same quarter last year.  Yields on interest earning assets declined 22 basis points during the third quarter of 2012 to 3.98 percent from 4.20 percent for the same quarter last year while rates paid on interest bearing liabilities declined 25 basis points.  The decline in rates paid on interest bearing liabilities was primarily due to rates paid on time deposits that decreased 30 basis points as the Company lowered rates offered on its deposit products from last year.

Net interest income for the nine months ended September 30, of 2012, declined $1.6 million or 11.4 percent as compared with the same nine months of 2011 as average interest earning assets decreased $69.9 million due to $69.7 million of decreases to loans.  The net interest spread increased 19 basis points to 3.84 percent during as compared with 3.65 percent for the same period last year.  Yields on interest earning assets declined 11 basis points while rates paid on interest bearing liabilities decreased 30 basis points.

Index

NORTHERN STATES FINANCIAL CORPORTION

TABLE 3

NORTHERN STATES FINANCIAL CORPORATION
ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES
For the Three Months Ended  September 30, 2012 and 2011 - Rates are Annualized
($ 000s)

		2012			2011
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Loans (1)(2)(3)	$284,502	$3,527	4.96%	$366,419	$4,519	4.93%
Taxable securities (4)	81,118	483	2.47%	87,999	523	2.41%
Tax advantaged securities (2) (4)	2,989	45	6.28%	3,864	55	5.76%
Federal funds sold and other	44,453	28	0.25%	29,439	13	0.18%
Interest earning assets	413,062	4,083	3.98%	487,721	5,110	4.20%
Noninterest earning assets	18,313			17,486
Total average assets	$431,375			$505,207

Liabilities and stockholders' equity
Interest bearing - demand deposits	$63,417	$16	0.10%	$60,612	$34	0.22%
Money market deposits	53,802	7	0.05%	50,941	38	0.30%
Savings deposits	71,537	2	0.01%	66,514	8	0.05%
Time deposits	114,250	138	0.48%	189,981	370	0.78%
Other borrowings	28,943	64	0.88%	32,542	71	0.87%
Interest bearing liabilities	331,949	227	0.27%	400,590	521	0.52%
Demand deposits	66,856			66,017
Other noninterest bearing liabilities	8,691			6,125
Stockholders' equity	23,879			32,475
Total average liabilities and stockholders' equity	$431,375			$505,207

Net interest income		$3,856			$4,589

Net interest spread			3.71%			3.68%

Net yield on interest earning assets (4)			3.76%			3.77%

Interest-bearing liabilities to earning assets ratio			80.36%			82.14%

(1) -	Interest income on loans includes loan origination and other fees of $49,000 and ($6,000) for the three months ended September 30, 2012 and 2011, respectively.

(2) -
Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34 percent tax rate. The tax equivalent adjustment reflected in the above table for municipal loans is approximately $25,000 and $27,000 for the three months ended September 30, 2012 and 2011, respectively.  The tax equivalent adjustment reflected in the above table for municipal securities is approximately $15,000 and $19,000 for the three months ended September 30, 2012 and 2011, respectively.

(3) -	Non-accrual loans are included in average loans.

(4) -
Rate information was calculated on the average amortized cost for securities.  The three months ended September 30, 2012 and 2011 average balance information includes an average unrealized gain for taxable securities of $2,983,000 and $1,066,000 and for tax-advantaged securities of $125,000 and $45,000, respectively.

Index

NORTHERN STATES FINANCIAL CORPORTION

TABLE 4

NORTHERN STATES FINANCIAL CORPORATION
ANALYSIS OF AVERAGE BALANCE AND TAX EQUIVALENT RATES
For the Nine Months Ended  September 30, 2012 and 2011 - Rates are Annualized
($ 000s)

		2012			2011
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Loans (1)(2)(3)	$304,028	$11,569	5.07%	$373,741	$14,104	5.03%
Taxable securities (4)	82,996	1,477	2.44%	88,223	1,632	2.44%
Tax advantaged securities (2) (4)	3,109	137	6.10%	3,892	165	5.76%
Federal funds sold and other	36,409	65	0.24%	30,543	47	0.21%
Interest earning assets	426,542	13,248	4.17%	496,399	15,948	4.28%
Noninterest earning assets	18,531			22,538
Total average assets	$445,073			$518,937

Liabilities and stockholders' equity
Interest bearing - demand deposits	$63,625	$76	0.16%	$60,674	$104	0.23%
Money market deposits	53,246	55	0.14%	50,543	117	0.31%
Savings deposits	70,949	12	0.02%	66,178	29	0.06%
Time deposits	125,746	503	0.53%	201,911	1,463	0.97%
Other borrowings	27,795	202	0.97%	35,500	237	0.89%
Interest bearing liabilities	341,361	848	0.33%	414,806	1,950	0.63%
Demand deposits	69,010			64,569
Other noninterest bearing liabilities	8,437			6,387
Stockholders' equity	26,265			33,175
Total average liabilities and stockholders' equity	$445,073			$518,937

Net interest income		$12,400			$13,998

Net interest spread			3.84%			3.65%

Net yield on interest earning assets (4)			3.90%			3.75%
Interest-bearing liabilities to earning assets ratio			80.03%			83.56%

(1) -	Interest income on loans includes loan origination and other fees of $119,000 and $39,000 for the nine months ended September 30, 2012 and 2011, respectively.

(2) -
Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34 percent tax rate. The tax equivalent adjustment reflected in the above table for municipal loans is approximately $75,000 and $83,000 for the nine months ended September 30, 2012 and 2011, respectively.  The tax equivalent adjustment reflected in the above table for municipal securities is approximately $46,000 and $56,000 for the nine months ended September 30, 2012 and 2011, respectively.

(3) -	Non-accrual loans are included in average loans.

(4) -
Rate information was calculated on the average amortized cost for securities.  The nine months ended September 30, 2012 and 2011 average balance information includes an average unrealized gain (loss) for taxable securities of $2,357,000 and ($888,000) and for tax-advantaged securities of $115,000 and $71,000, respectively.

Index

NORTHERN STATES FINANCIAL CORPORTION

NONINTEREST INCOME

 Noninterest income for the three months ended September 30, 2012 was $955,000 as compared to $1.1 million for the three months ended September 30, 2011, a decrease of $148,000.  Noninterest income decreased as the Company had no sales of securities during the third quarter of 2012 while it sold $19.6 million of securities during the same quarter of 2011 to diversify the underlying collateral of the securities and recognized net gains of $135,000.  Lower service fees on deposits and trust income of $29,000 and $44,000 was mostly offset by increases to gains on sales of other real estate owned and other noninterest income of $36,000 and 24,000, respectively.

For the nine months ended September 30, 2012, the Company recognized noninterest income of $2.7 million as compared to $3.0 million for the same period last year, a decrease of $274,000.  During the nine months ended September 30, 2012, the Company had no gains on sales of securities while during the same period of 2011 the Company recognized gains of $277,000 from sales of $19.6 million of securities. For the nine months ended September 30, 2012 the Company had lower service fees on deposits and trust income of $54,000 and $123,000 compared with the same period of 2011. During 2012, the Company had no impairment of securities or loss on asset sales compared with impairment of securities of $163,000 and loss on asset sales of $38,000 last year.  During nine months ended September 30, 2012, the Company had $194,000 in net losses on sales of $6.8 million of other real estate owned while in the same period of 2011 the Company recognized net gains of $12,000 on sales of $8.0 million of other real estate owned.  Other operating income increased $185,000 primarily due to $142,000 more in ATM and debit card fees.

Effective September 28, 2012, the Bank sold and transferred its designated trust accounts to Thomasville National Bank of Thomasville, Georgia. The Bank recognized no gain or loss on this sale but will receive, in future years, a portion of revenues from these trust assets and any additional local trust business.  Thomasville National Bank will operate the trust business through its subsidiary, NorStates Wealth Management Company.  The effect of this sale on the Company’s short-term future income is expected to be immaterial as the decreased revenues will be largely offset by decreased operating expenses.  It is expected that future income from this revenue sharing agreement will increase due to Thomasville National Bank’s expertise in the trust business.  The Company’s receipt of its share of future trust revenues will be reported as other operating income.

NONINTEREST EXPENSE

Noninterest expense for the quarter ended September 30, 2012 was $4.7 million, decreasing $592,000 from $5.3 million for the same quarter last year.  Noninterest expense decreased primarily due to other real estate owned expenses being $649,000 less during the third quarter of 2012 compared with the same quarter of 2011 as other real estate declined by $6.5 million from year-end 2012.  Another factor was that rental income on other real estate owned which is netted from other real estate owned expenses increased $246,000 from the same quarter last year.   Salaries and other benefits for the quarter ended September 30, 2012 were $220,000 less than for the same quarter last year as the number of Company employees declined to 113 at September 30, 2012 from 124 at September 30, 2011 as the Company reduced its hours and employees left or retired.  Loan and collection expense was $73,000 less for the quarter as last year the Company brought current unpaid real estate taxes on properties securing impaired loans to maintain the Company’s collateral position.  These decreases to the quarter’s noninterest expense were partially offset by increases of $363,000 to the write-down of other real estate owned as the Company continues to monitor the values of these properties in light of a weak real estate market.

For the nine months ended September 30, 2012, the Company had noninterest expense of $16.3 million as compared with $16.2 million for the same nine months of 2011, an increase of $116,000. The increase to noninterest expense was primarily attributable to increased write-downs to other real estate owned which were $1.7 million higher during the nine months ended September 30, 2012 as compared with the same period last year.  Data processing expense also increased $224,000 due to implementation costs in connection with a conversion to a new item processing service provider.  It is expected that future data processing expense will be reduced due to this conversion. Offsetting the increases were declines to loan and collection expense, other real estate owned expense and salaries and employee benefits of $554,000, $514,000 and $321,000, respectively.  Occupancy expense decreased $215,000 as maintenance costs were contained and utilities expense decreased.  FDIC insurance expense declined $209,000 due to changes to the FDIC assessment base.

Index

NORTHERN STATES FINANCIAL CORPORTION

FEDERAL AND STATE INCOME TAXES

The Company recognized no income tax benefit for the three months ended September 30, 2012 and 2011 despite having a pretax loss of $2.1 million and $1.7 million, respectively.  Per accounting rules, the Company continued to book tax benefits adjusted for timing differences as a deferred tax asset with a corresponding offset to the deferred tax asset valuation allowance, without recognizing a tax benefit on the income statement due to uncertainties as to the realization of these benefits.  For the three months ended September 30, 2012 and 2011, the Company’s tax benefit was calculated to be $858,000 and $697,000.   Similarly, for the nine months ended September 30, 2012 and 2011 the Company had pretax loss of $7.4 million and $5.1 million, respectively, and recognized no income tax benefit, although the calculated tax benefit was $3.1 million and $2.1 million, respectively.  At September 30, 2012, the Company had a net deferred tax asset, exclusive of the deferred tax liability related to the unrealized gain on securities available for sale, of $21.5 million that was offset by a deferred tax asset valuation allowance for the same amount.

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

In November 2009, in response to the Board Resolution, the Company notified the U.S. Treasury Department (“Treasury”) of its intent to suspend its dividend payments on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”). The suspension of the dividend payments is permissible under the terms of the Troubled Asset Relief Program Capital Purchase Program, but the dividend is a cumulative dividend and failure to pay dividends for six dividend periods triggers board of director appointment rights for the holder of the Series A Preferred Stock. At September 30, 2012, the Company had suspended twelve dividend payments and has a payable of $2.6 million for the preferred stock dividends. The Company expects that the Treasury Department will appoint one director to its board in 2012.  In January 2011, the Company agreed to allow a Treasury Department observer to attend its board of directors meetings. While dividends are being deferred on the preferred stock issued under the TARP CPP, the Company may not pay dividends on its common stock.

In November 2009, the Company notified the trustee that holds the Company’s junior subordinated debentures relating to its trust preferred securities that the Company would be deferring its regularly scheduled quarterly interest payments. The Company has the right to defer the payment of interest on the junior subordinated debentures at any time, for a period not to exceed 20 consecutive quarters. At September 30, 2012, the Company had deferred payment of twelve regularly scheduled quarterly interest payments and has a payable of $872,000 for the interest on the subordinated debentures. During the deferral period, the Company may not pay any dividends on its common or preferred stock.

Index

NORTHERN STATES FINANCIAL CORPORTION

On April 16, 2010 the Bank and the FDIC and the IDFPR entered into a joint Consent Order. The Consent Order requires, among other things, increased Bank Board of Directors oversight, certain minimum capital levels, action plans to reduce and manage its classified assets and no payments of dividends without prior approval from its regulators (see Note 8).

The Consent Order requires the Bank to maintain Tier 1 capital to average assets at a minimum of 8.00% and total capital to risk weighted assets at a minimum of 12.00%.  The Bank’s Tier 1 to average assets ratio of 7.69% at September 30, 2012 was below the capital levels required by the Consent Order while the Bank’s total capital to assets ratio of 13.32%, on a risk adjusted basis was above the level required by the Consent Order. Under the Consent Order the Bank may not be considered "well capitalized" for capital adequacy purposes even if it exceeds the levels of capital set forth in the Consent Order.

The Bank has been notified by the FDIC and IDFPR that the Consent Order dated April 16, 2010 will be terminated and the Bank will be required to enter into a new Consent Order.  While the new agreement has not yet been finalized, we expect that it will, among other things, require the Bank to undertake the following:

(1)	continued oversight and supervision by the Board of Directors of the Bank and its management, including monitoring compliance with the Consent Order;

(2)	maintain a Tier 1 capital to total assets ratio of at least 8% and a total risk-based capital ratio of at least 12%;

(3)	provide an updated written capital plan detailing the steps the Bank will take to comply with the minimum capital requirements;

(4)
charge- off any loans classified as “loss” and prohibit the extension of additional credit to any existing borrower with a loan that has been previously charged-off or classified “loss”; prohibit the extension of additional credit in excess of $10,000 to any existing borrower with an outstanding loan classified as “substandard,” unless determined by the Board of Directors to be in the best interests of the Bank;

(5)
continue to maintain, implement and adhere to written plans to reduce the Bank’s risk position for each classified asset and delinquent loan in excess of $1,000,000, and to manage concentrations of credit, including the ongoing measurement and monitoring and the setting of concentration limits commensurate with the Bank’s capital levels and overall risk profile;

(6)	not declare or pay any dividend without the prior consent of the FDIC and IDFPR;

(7)	continue to implement its written profit plan and develop a budget that includes the reduction of discretionary expenses and improvement in the Bank’s overall earnings; and

(8)	not increase its assets by more than 5% during any three-month period without preapproval, and no more than 15% annually.

For additional information on regulatory matters, see Note 8 and Note 9 in this document in the notes to the interim condensed consolidated financial statements.

Index

NORTHERN STATES FINANCIAL CORPORTION

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

Another approach used by management to analyze interest rate risk is to periodically evaluate or “shock” the Company’s base 12- month projected net interest income by assuming an instantaneous decrease or increase in rates using computer simulation.  Table 5 shows this analysis at September 30, 2012 and December 31, 2011.  The computer simulation model used to do the interest rate shocks and calculate the effect on projected net interest income takes into consideration maturity and repricing schedules of the various assets and liabilities as well as call provisions on the Company’s securities.  Current policy set by the Board of Directors limits exposure to net interest income from interest rate shocks.

Index

NORTHERN STATES FINANCIAL CORPORTION

TABLE 5

NORTHERN STATES FINANCIAL CORPORATION
EFFECT OF INTEREST SHOCKS ON NET INTEREST INCOME
as of September 30, 2012 and December 31, 2011
($000's)

		Immediate Change in Rates
	-2.00%	-1.00%	1.00%	2.00%

September 30, 2012:
Dollar Change from Base	$235	$359	$(137)	$(250)
Percent Change from Base	1.21%	1.85%	-0.71%	-1.29%

December 31, 2011:
Dollar Change from Base	$(12)	$298	$53	$122
Percent Change from Base	-0.07%	1.74%	0.31%	0.71%

September 30, 2012, the base forecasted 12-month net interest income decreases $250,000 when rates are shocked upwards 2% while net interest income increases $235,000 for a 2% downwards rate shock.

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

Based on the September 13, 2012 monetary policy announcement of the Federal Reserve’s Federal Open Market Committee, it is anticipated that rates will remain at historic lows through mid-2015.

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s management has evaluated, with the participation of the President and Chief Executive Officer, and Vice President and Chief Financial Officer, the Company’s disclosure controls and procedures (as such term is defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on that evaluation, the President and Chief Executive Officer, and Vice President and Chief Financial Officer, have concluded that these controls and procedures were effective, in all material respects, as of such date.  There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a – 15(f) under the Securities Exchange Act of 1934) that occurred during the third quarter of 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

 None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

 None.

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

Index

NORTHERN STATES FINANCIAL CORPORTION

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

Exhibit 15.1 - Acknowledgement of Independent Registered Public Accounting Firm.

Exhibit 31.1 - Section 302 Certification of President and Chief Executive Officer.

Exhibit 31.2 - Section 302 Certification of Vice President and Chief Financial Officer.

Exhibit 32.1 - Section 906 Certification.

Exhibit 101.1 - The following financial statements from the Northern States Financial Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of cash flows, (iv) condensed consolidated statements of stockholders’ equity, and (v) the notes to condensed consolidated financial statements.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files submitted under Exhibit 101.1 are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section.  Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Index

NORTHERN STATES FINANCIAL CORPORATION
FORM 10-Q
September 30, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN STATES FINANCIAL CORPORATION
(Registrant)

Date	November 8, 2012	By:	/s/ Scott Yelvington
Scott Yelvington
President and Chief Executive Officer

Date	November 8, 2012	By:	/s/ Steven Neudecker
Steven Neudecker
Vice President and Chief Financial Officer

Index

NORTHERN STATES FINANCIAL CORPORATION
FORM 10-Q
September 30, 2012

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

Exhibit11.1 - Statement of Computation of per share earnings. (Contained in Notes 1 and 3 to the condensed consolidated financial statements.)

Exhibit 15.1 -	Acknowledgement of Independent Registered Public Accounting Firm.

Exhibit 31.1 -	Section 302 Certification of President and Chief Executive Officer.

Exhibit 31.2 -	Section 302 Certification of Vice President and Chief Financial Officer.

Exhibit 32.1 -	Section 906 Certification.

Exhibit 101.1 - The following financial statements from the Northern States Financial Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated sta31.1tements of cash flows, (iv) condensed consolidated statements of stockholders’ equity, and (v) the notes to condensed consolidated financial statements.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files submitted under Exhibit 101.1 are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section.  Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.