Form 10-K
period 2012-12-31
NORTHERN STATES FINANCIAL CORP /DE/
filed 2013-03-11
CIK 744485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant is $3,213,222, as of June 30, 2012, based on the last sale price of the Registrant’s common stock on June 30, 2012 of $0.82 per share. Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are “affiliates”.

As of February 23, 2013, 4,270,755 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

A portion of Part III is incorporated by reference from the Registrant’s Proxy Statement for its 2013 Annual Meeting of Stockholders to be held on May 23, 2013.

PART I

Item 1.	Business

Cautionary Note About Forward-Looking Statements. Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. Northern States Financial Corporation (the “Company”) cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to December 31, 2012 to differ materially from those expressed in forward-looking statements contained in this report. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future unless required to do so under the federal securities laws. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company and its subsidiaries include, but are not limited to: the potential for further deterioration in the credit quality of the Company’s loan and lease portfolios, which may require further increases in its allowance for loan losses; further deterioration in the value of the Company’s other real estate owned; general economic conditions and the economic health of the local real estate market; uncertainty regarding the Company’s ability to ultimately recover on loans currently on nonaccrual status; the Company’s ability to comply with the provisions of any regulatory enforcement actions, including the Consent Order and the Written Agreement; deterioration of securities investments causing them to be other than temporarily impaired; unanticipated changes in interest rates; legislative/regulatory changes, including the implementation of the Dodd-Frank Act and any changes to regulatory requirements; monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the Company’s investment portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company’s market area; the soundness of other financial institutions; adverse effects on our operational systems resulting from failures, human error or security breach; and changes in accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating any forward-looking statements.

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

The Company is registered under the Bank Holding Company Act of 1956, as amended, and owns all the outstanding stock of the Bank. At December 31, 2012, the Company had 281 registered stockholders of record, 4,270,755 shares of Common Stock outstanding, and total consolidated assets of approximately $413 million. Aside from the stock of the Bank, stock of NorProperties, Inc. and cash, the Company has no other substantial assets.

As a community-oriented, independent banking organization in Lake County in the State of Illinois, the Company serves communities in Lake County, Illinois and surrounding counties. The Company (or its predecessors) has continuously served the community since 1919 when First Federal was chartered. The Company’s local management, coupled with its long record of service, has allowed it to compete successfully in the banking market. The Bank operates as a traditional community-oriented bank with conveniently located branches and a professional staff.

Neither the Company nor the Bank has material patents, licenses or franchises except the Bank’s charter, which permits it to engage in banking services pursuant to applicable law.

The principal business of the Company, operating through the Bank, consists of traditional retail and commercial banking activities, including attracting deposits and securities sold under repurchase agreements from the general public, making commercial loans, loans secured by residential and commercial real estate and consumer loans.

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are currently made available free of charge via the Company’s internet website (www.nsfc.net) as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the “Commission”).

Subsidiary Operations

NorStates Bank and its predecessor was chartered as a state bank in 1962 and is located in Waukegan, Illinois. Waukegan is located approximately 37 miles north of Chicago, Illinois and has a population of approximately 90,000. At December 31, 2012, NorStates Bank had total assets of approximately $413 million, loans and leases of approximately $273 million, deposits of approximately $359 million and stockholder’s equity of approximately $30 million. The Bank has a total of eight offices with three branch offices located in Waukegan, one office located in Antioch, Illinois, one office located in Gurnee, Illinois, one office located in Winthrop Harbor, Illinois, one office in Round Lake Beach, Illinois and one office in Round Lake, Illinois.

The Bank provides traditional community banking services to individuals, businesses and local governmental units in northeastern Illinois and southeastern Wisconsin.

The Bank’s full service banking business includes the customary consumer and commercial products and services which banks provide, including the following: demand, savings, and time deposits, securities sold under repurchase agreements and individual retirement accounts; commercial, consumer and real estate lending, including installment loans, home equity loans, lines of credit and overdraft checking; safe deposit operations; and a variety of additional services tailored to the needs of individual customers, such as the sale of money orders, cashier’s checks and foreign currency, direct deposit, and other special services.

Commercial and consumer loans are made to corporations, partnerships and individuals, primarily on a secured basis. Commercial lending focuses on businesses, construction, inventory and real estate. The Bank also makes loans to consumers and originates and services commercial and residential mortgages.

Effective September 28, 2012, the Bank sold and transferred its designated trust accounts to Thomasville National Bank of Thomasville, Georgia. The Bank recognized no gain or loss on this sale, but receives a portion of revenues from the trust assets and any future local trust business that is generated. Thomasville National Bank operates the trust business through its subsidiary NorStates Wealth Management Company.

During 2002, the Bank formed Northern States Community Development Corporation (“NSCDC”), a wholly-owned subsidiary of the Bank. NSCDC’s assets consist of cash and of other real estate owned. This subsidiary was formed for the purpose of developing and selling a parcel of other real estate owned as part of the City of Waukegan’s lakefront development plans. At December 31, 2012, assets of NSCDC totaled $1.6 million, which includes cash of $29,000, and the property with a carrying value of $1,605,000, and are consolidated into NorStates Bank’s financial statements.

During 2008, the Company formed NorProperties, Inc. (“NorProp”), a wholly-owned subsidiary of the Company. This subsidiary was formed for the purpose of managing and disposing of nonperforming assets of the Company. At December 31, 2012, assets of NorProp totaled $42,000, which consisted of cash. These assets are consolidated into the Company’s financial statements.

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

Commercial Loans - The Bank seeks new commercial loans in its market area. The Bank’s lending areas of emphasis include, but are not limited to, loans to manufacturers, building contractors, developers, business services companies and retailers. The Bank provides a wide range of commercial business loans, including lines of credit for working capital purposes and term loans for the acquisition of real estate, equipment and other purposes. Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate. Terms of commercial business loans generally range from one to five years. The primary repayment risk for commercial loans is the failure of the business due to economic or financial factors. In most cases, the Bank collateralizes these loans and/or takes personal guarantees to help ensure repayment.

Mortgage Banking - From 1991 until 1998, the Bank funded conforming long-term residential mortgage loans and sold them in the secondary market with servicing retained. Since 1998, the Bank’s mortgage banking operation originates most residential mortgage loans for a fee on behalf of other financial institutions that fund and own the loans. The Bank does not retain servicing on these originated mortgage loans. The Bank had a portfolio of serviced sold mortgages of approximately $675,000 at December 31, 2012.

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

Trust Activities

Effective September 28, 2012, the Bank sold and transferred its designated trust accounts to Thomasville National Bank of Thomasville, Georgia. The Bank recognized no gain or loss on this sale but receives a portion of revenues from the trust assets and any future local trust business that is generated. Thomasville National Bank operates the trust business at the Bank’s branch office building at 3233 Grand Avenue, Waukegan, Illinois through its subsidiary NorStates Wealth Management Company. Pursuant to the agreement between the Thomasville National Bank and the Bank, Thomasville National Bank has the right to use the “NorStates” name in connection with these trust operations.

COMPETITION

The Chicago metropolitan area and suburban Lake County have a high density of financial institutions, many of which are significantly larger and have substantially greater financial resources than the Company and the Bank. In Lake County, Illinois there are 43 commercial banks and savings institutions with 241 offices. The Company and the Bank are subject to intense competition from various financial institutions, including state and national banks, state and federal savings associations, credit unions, certain non-banking consumer lenders, and other companies or firms, including brokerage firms and mortgage brokers that provide similar services in northeastern Illinois. The Bank also competes with Internet-based financial institutions, money market funds and insurance companies.

The primary factors influencing competition for deposits are interest rates, service and convenience of office locations. The Company competes for loans principally through the range and quality of the services it provides, interest rates and loan terms. The Company believes that its long-standing presence in the community and personal service philosophy enhances its ability to compete favorably in attracting and retaining individual and business customers. The Company actively solicits deposit-related clients and competes for deposits by offering customers personal attention, professional service and competitive interest rates.

EMPLOYEES

The Company and its subsidiaries employed 114 full-time equivalent employees as of December 31, 2012. None of the Company’s employees are represented by any collective bargaining group. The Company offers a variety of employee benefits and management considers its employee relations to be good.

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

Recent Developments

Dodd-Frank Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act has resulted and will continue to result in dramatic changes across the financial regulatory system, some of which became effective immediately and some of which will not become effective until various future dates. Implementation of the Dodd-Frank Act requires many new rules to be issued by various federal regulatory agencies over the next several years. There will be a significant amount of uncertainty regarding the overall impact of this new law on the financial services industry until final rulemaking is complete. The ultimate impact of this law could have a material adverse impact either on the financial services industry as a whole or on the Company’s or the Bank’s business, results of operations and financial condition. The Dodd-Frank Act includes provisions addressing capital requirements, deposit insurance assessments, corporate governance and permissible bank activities. In particular, the Dodd-Frank Act includes provisions that, among other things:

●
Direct the federal bank regulatory agencies to review and propose new capital requirements applicable to banking institutions (as discussed in more detail below, such new capital standards have been proposed, but have not been finalized by the regulatory agencies).

●
Centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau (the “Bureau”), responsible for implementing, examining, and enforcing compliance with federal consumer financial laws.

●
Create the Financial Stability Oversight Council that will recommend to the Federal Reserve Board increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity.

●
Impose a duty on mortgage loan originators to determine a customer’s ability to repay the mortgage as of the time the loan is extended, made more loans subject to restrictions applicable to higher cost loans and new disclosures, and prohibited creditors from compensating mortgage originators based upon any loan term other than the size of the loan, thereby prohibiting compensation based on yield spread premiums.

●
Require financial institutions to make a reasonable and good faith determination that borrowers have the ability to repay loans for which they apply. If a financial institution fails to make such a determination, a borrower can assert this failure as a defense to foreclosure.

●	Require financial institutions to retain a specified percentage (5% or more) of certain non-traditional mortgage loans and other assets in the event that they seek to securitize such assets.

●
Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminated the ceiling on the size of the DIF, and increased the floor on the size of the DIF, which generally will require an increase in the level of assessments for institutions with assets of $10 billion or more.

●
Make permanent the $250,000 limit for federal deposit insurance and provided unlimited federal deposit insurance through December 31, 2012 for noninterest-bearing demand transaction accounts at all insured depository institutions.

●
Implement corporate governance revisions, including with regard to executive compensation, say on pay votes, proxy access by shareholders and clawback policies which apply to all public companies, not just financial institutions.

●	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transactions and other accounts.

●
Amend the Electronic Fund Transfer Act to, among other things, give the Federal Reserve Board the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion. The Federal Reserve Board promulgated rules essentially capping such debit card fees at approximately $0.24 per average debit transaction, representing a significant decrease from the average debit fee previously charged and received by such institutions.

●
Eliminate the Office of Thrift Supervision (“OTS”) and made the OCC, which is currently the primary federal regulator for national banks, the primary federal regulator for federal thrifts. In addition, the Federal Reserve Board now supervises and regulates all savings and loan holding companies in place of the OTS and the FDIC has assumed the supervisory powers that the OTS previously exercised over state savings associations.

●	Limit the hedging activities and private equity investments that may be made by various financial institutions.

As noted above, the Dodd-Frank Act requires that the federal regulatory agencies draft many new regulations which have implemented or will implement the foregoing provisions as well as other provisions contained in the Dodd-Frank Act, the ultimate impact of which will not be known for some time.

Bank Holding Company Regulation

The Company is a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and subject to supervision and regulation by the Federal Reserve Board. The Bank is an Illinois state-chartered bank subject to supervision and regulation by the IDFPR and the FDIC. Under Federal Reserve Board regulations, a bank holding company, as well as its banking subsidiaries, is prohibited from engaging in certain tie-in arrangements in connection with an extension of credit or a lease or sale of property, furnishings or services. Accordingly, a bank may not condition a customer’s purchase of one service on the purchase of another service offered by the bank or its holding company or other affiliates, except with respect to traditional banking products. The BHC Act also requires prior Federal Reserve Board approval for, among other things, a bank holding company’s acquisition of direct or indirect control of more than 5% of the voting shares of any bank, substantially all of the assets of any bank or for a merger or consolidation of a bank holding company with another bank holding company.

With limited exceptions, the BHC Act prohibits a bank holding company from acquiring direct or indirect ownership or control of voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or performing services for its authorized subsidiaries. A bank holding company may, however, engage in or acquire an interest in a company that engages in activities that the Federal Reserve Board has determined, by regulation or order, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto, such as owning and operating a savings association, performing functions or activities that may be performed by a trust company, owning a mortgage company, or acting as an investment or financial advisor. The Federal Reserve Board, as a matter of policy, generally requires a bank holding company and its subsidiary bank to be well capitalized and well managed at the time of filing an acquisition application and upon consummation of a proposed acquisition.

The Gramm Leach Bliley Act permits qualifying holding companies, called “financial holding companies,” to engage in, or to affiliate with companies engaged in, a wider range of financial activities including banking, certain insurance activities (including insurance underwriting and portfolio investing), securities activities and merchant banking activities. A bank holding company’s subsidiary banks must be “well capitalized” and “well managed” and have at least a “satisfactory” Community Reinvestment Act (the “CRA”) rating for the bank holding company to elect, and maintain, status as a financial holding company. The Company is not currently a financial holding company.

Under the Illinois Banking Act, any acquisition of the Company’s stock that results in a change in control requires the prior approval of the IDFPR. Under the Change in Bank Control Act, a person may be required to obtain the prior regulatory approval of the Federal Reserve Board before acquiring the power to directly or indirectly control the management, operations or policies of the Company or before acquiring control of 10% or more of any class of our outstanding voting stock.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Act”) permits a bank holding company that is adequately capitalized and well managed to acquire, with certain limitations and approval, a bank located in a state other than the bank holding company’s home state. The Interstate Act, as amended by the Dodd-Frank Act, also permits a bank, with the approval of the appropriate Federal and state bank regulatory agencies, to establish a de novo branch in a state other than the bank’s home state if the law of the state in which the branch is to be located would permit establishment of the branch, if the out of state bank were a state bank chartered by such state. In addition, banks having different home states may, under certain circumstances, with approval of the appropriate Federal and state bank regulatory agencies, merge across state lines.

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

Pursuant to the Dodd-Frank Act, it is the policy of the Federal Reserve Board that the Company is expected to act as a source of financial and managerial strength to the Bank and to commit resources to support the Bank. The Federal Reserve Board takes the position that in implementing this policy, it may require the Company to provide such support when the Company otherwise would not consider itself able to do so.

As discussed below in more detail, federal and state statutes place certain restrictions and limitations on transactions between banks and their affiliates, which include holding companies. Among other provisions, these laws place restrictions upon:

●	extensions of credit by a bank to its affiliates;

●	the purchase by a bank of assets from its affiliates;

●	the issuance of guarantees, acceptances or letters of credit by a bank on behalf of its affiliates; and

●	investments by a bank in stock or other securities issued by affiliates or acceptance thereof as collateral for an extension of credit to its affiliates.

Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989, an insured depository institution which is commonly controlled with another insured depository institution shall generally be liable for any loss incurred, or reasonably anticipated to be incurred, by the FDIC in connection with the default of such commonly controlled institution, or for any assistance provided by the FDIC to such commonly controlled institution, which is in danger of default. The term “default” is defined to mean the appointment of a conservator or receiver for such institution. The FDIC maintains discretion to issue a notice of assessment to the liable institution for the estimated amount of the loss incurred or reasonably anticipated to be incurred by the FDIC.

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

In addition, the Company participated in the U.S. Department of the Treasury’s (“Treasury”) Capital Purchase Program (“CPP”) under its Troubled Asset Relief Program (“TARP”), as described more fully below, which subjects the Company to additional restrictions on dividends. Specifically, as long as any Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”) is owned by the Treasury, no dividends may be declared or paid on the Company’s common stock unless dividends on the preferred stock have been paid in full (the Company has not paid dividends on its Series A Preferred Stock since November 2009). Also, Treasury’s approval will be required for an increase of more than 3% in dividends until the tenth anniversary of the issuance of the Series A Preferred Stock (unless prior to such dates, the preferred stock is redeemed in whole or the Treasury has transferred all of its shares to third parties). After the tenth anniversary, the Company will not be allowed to pay dividends if the Treasury still owns the Series A Preferred Stock.

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

Prior to the fourth quarter of 2008, the Company had paid semi-annual cash dividends in June and December to its common stockholders. Following a review of the Company by the Federal Reserve Bank of Chicago (the “Federal Reserve Bank”), the Board of Directors of the Company adopted a Board Resolution dated November 17, 2009 (the “Board Resolution”) whereby the Company agreed to obtain the written approval of the Federal Reserve Bank prior to: (1) paying dividends to its common or preferred stockholders; (2) increasing holding company debt or subordinated debentures issued in conjunction with trust preferred securities obligations; and (3) paying interest on its existing subordinated debentures.

In November 2009, the Company suspended its dividend payments on the Series A Preferred Stock. At December 31, 2012, the accumulated dividends payable to the Treasury totaled $3.1 million which includes compounding on unpaid dividends at 5.00 percent. The suspension of dividend payments is permissible under the terms of the TARP CPP, but the dividend is a cumulative dividend and failure to pay dividends for six dividend periods gives the holder of the Series A Preferred Stock, currently the Treasury, the contractual right to appoint two (2) directors to the Company’s Board of Directors. At December 31, 2012, the Company had suspended thirteen dividend payments. In December 2012, the Treasury exercised its director appointment rights and appointed one director to the Board of Directors and has the contractual right to appoint one more director. Previously, in January 2011, the Company agreed to allow a Treasury representative to attend its Board of Directors meetings as an observer.

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

On account of the November 2009 Board Resolution, the Company began deferring its regularly scheduled quarterly interest payments on its junior subordinated debentures relating to its trust preferred securities. The Company has $10.3 million, at an interest rate of 2.108%, in trust preferred securities at December 31, 2012.  The Company has the right to defer the payment of interest on the junior subordinated debentures at any time, for a period not to exceed 20 consecutive quarters without being in default.  At year-end 2012, the Company has deferred payment of interest for thirteen consecutive quarters totaling approximately $1.0 million. Thus, unless the Company resumes payment of interest on the trust preferred securities and pays all interest thereon that has been deferred, the Company will default on the trust preferred securities on December 15, 2014.  During the deferral period, the Company may not pay any dividends on its common or preferred stock. Accordingly, the Company cannot pay dividends on its common stock until dividends on the Series A Preferred Stock and interest payments on the trust preferred securities become current.

In addition, pursuant to the terms of the Consent Order entered into by the Bank, the FDIC and the IDFPR discussed below, the Bank cannot pay dividends to the Company without the written approval of the FDIC and the IDFPR. Distributions from the Bank serve as the sole source of dividends that may be paid by the Company.

The Federal Reserve Board has adopted requirements for assessing the capital adequacy of bank holding companies. Bank holding companies with consolidated assets of more than $500 million are required to comply with the Federal Reserve Board’s capital guidelines on risk-based capital. Bank holding companies that are below this threshold and otherwise qualify as “small bank holding companies” under applicable regulations need not comply with the Federal Reserve Board’s risk-based capital guidelines on a consolidated basis but are expected to comply with the Federal Reserve Board’s Small Bank Holding Company Policy Statement. Because the Company’s consolidated assets at December 31, 2012 were approximately $413 million, it qualifies as a small bank holding company and, as a result, is not required to comply with the Federal Reserve Board’s risk-based capital requirements. Instead, the Company must comply with the Federal Reserve Board’s Small Bank Holding Company Policy Statement, which requires the Company to maintain a certain debt to equity ratio, to maintain its subsidiary bank at the well capitalized level and to refrain from dividends unless these other criteria are satisfied. The bank regulators, including the Federal Reserve Board, have proposed new guidelines that would revise and replace the current bank holding company capital rules consistent with agreements reached by the Basel Committee on Banking Supervision (“Basel III”). However, until the Basel III capital rules are finalized, the effect on the Company cannot be predicted.

Bank Regulation

As noted above, as an Illinois chartered, non-member bank, the Bank is regulated by the FDIC and the IDFPR. These agencies have general supervisory and regulatory authority over the Bank.

Capital Requirements

The FDIC, in conjunction with the other federal bank regulators, has adopted risk-based capital guidelines for state chartered, non-member banks. Under current FDIC regulations, a bank is adequately capitalized if its minimum ratio of qualifying total capital to risk-weighted assets, including certain off-balance sheet items (the “Total Risk-Based Capital Ratio”), is 8%, the minimum ratio of that portion of total capital that is composed of items such as common stock, related additional paid-in capital, retained earnings, certain types of perpetual preferred stock and certain minority interests, less certain intangibles and other assets, including goodwill (“Tier 1 Capital”), to risk-weighted assets (the “Tier 1 Risk-Based Capital Ratio”) is 4% and Tier 1 Capital divided by adjusted average assets (“Leverage Ratio”) is 4%. Tier 1 Capital must comprise at least 50% of the total capital base of a bank; however, the federal regulatory agencies have stated that in general they expect Tier 1 Capital to be well in excess of the 50% threshold. The balance of total capital may consist of items such as other preferred stock, certain other instruments, and limited amounts of subordinated debt and the institution’s loan and lease loss allowance. The bank regulators, including the FDIC, have proposed new guidelines that would revise and replace the current bank capital rules consistent with agreements reached by the Basel Committee on Banking Supervision. However, until the Basel III capital rules are finalized, the effect on the Bank cannot be predicted. As of December 31, 2012, the Bank had a Total Risk-Based Capital Ratio of 12.11%, a Tier 1 Risk-Based Capital Ratio of 10.77% and a Leverage Ratio of 6.67% which was below the Leverage Ratio requirement of the 2013 Consent Order (as discussed below) of 8.00%.

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

On April 16, 2010, the Bank entered into a Consent Order with the FDIC and the IDFPR (the “2010 Consent Order”), which superseded the MOU, pursuant to which the Bank agreed, among other things, to: (1) maintain a Leverage Ratio of at least 8% and a Total Risk-Based Capital Ratio of at least 12%, (2) prohibit the extension of additional credit to any existing borrower with an outstanding classified loan or a loan that has been previously charged-off unless the Board of Directors or a committee thereof determines the loan to be in the best interests of the Bank, (3) adopt written action plans to reduce the Bank’s level of classified assets and delinquent loans and to reduce concentrations of credit identified by the examiners, (4) prohibit dividend payments and (5) adopt a profit plan, a capital contingency plan and a liquidity plan. Because the 2010 Consent Order establishes specific capital amounts to be maintained by the Bank, the Bank will not be considered better than “adequately capitalized” for capital adequacy purposes, even if the Bank exceeds the levels of capital set forth in the 2010 Consent Order.

On January 14, 2013, the Bank entered into a new Consent Order with the FDIC and the IDFPR (the “2013 Consent Order”), which replaced the 2010 Consent Order. The 2013 Consent Order requires the Bank, among other things, to undertake the following:

●	continued oversight and supervision by the Board of Directors of the Bank and its management, including monitoring compliance with the 2013 Consent Order;

●	maintain a Tier 1 Capital to average assets ratio (Leverage Ratio) of at least 8% and a total risk-based capital ratio of at least 12%;

●	provide an updated written capital plan detailing the steps the Bank will take to comply with the minimum capital requirements;

●
charge-off any loans classified as “loss” and prohibit the extension of additional credit to any existing borrower with a loan that has been previously charged-off or classified as “loss”; prohibit the extension of additional credit in excess of $10,000 to any existing borrower with an outstanding loan classified as “substandard,” unless determined by the Board of Directors to be in the best interests of the Bank;

●
continue to maintain, implement and adhere to written plans to reduce the Bank’s risk position for each classified asset and delinquent loan in excess of $1,000,000, and to manage concentrations of credit, including the ongoing measurement, monitoring and the setting of concentration limits commensurate with the Bank’s capital levels and overall risk profile;

●	not declare or pay any dividend without the prior consent of the FDIC and IDFPR;

●	continue to implement its written profit plan and develop a budget that includes the reduction of discretionary expenses and improvement in the Bank’s overall earnings; and

●	not increase its assets by more than 5% during any three-month period without preapproval, and no more than 15% annually.

The Bank continues to dedicate significant resources to effectively identify, monitor and manage problem assets and reduce real estate loan concentrations. In view of these matters, the Bank’s ability to improve its financial condition is dependent upon the success of management’s plans to address concerns raised by the bank regulators regarding profitability and asset quality. Management believes it is taking appropriate steps aimed at returning the Bank to profitability and improving asset quality. Management’s success will ultimately be determined by the implementation of its plans, as well as factors beyond its control, such as the economy and the local real estate market.

Deposit Insurance; Assessments

The Bank’s deposits are insured up to the applicable limits under the DIF. As such, each account owner’s deposits are insured up to $250,000 by the FDIC. The DIF is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund. The FDIC maintains the DIF by assessing depository institutions an insurance premium. Pursuant to the Dodd-Frank Act, the FDIC was required to set a minimum DIF reserve ratio of 1.35% of estimated insured deposits to be achieved by September 30, 2020. The Dodd-Frank Act also eliminated the 1.50% ceiling on the reserve ratio and provides that the FDIC is no longer required to refund amounts in the DIF that exceed 1.50% of insured deposits. Pursuant to the Dodd-Frank Act, the FDIC issued a rule setting a designated reserve ratio at 2.0% of insured deposits. Also, as required by the Dodd-Frank Act, the FDIC calculates an institution’s assessment level based on its total average consolidated assets during the assessment period less average tangible equity (i.e., Tier 1 Capital) as opposed to an institution’s deposit level which was the previous basis for calculating insurance assessments.

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

The FDIC assessment rates range from approximately 2.5 basis points to 45 basis points (depending on applicable adjustments for unsecured debt and brokered deposits) until such time as the FDIC’s reserve ratio equals 1.15%. Once the FDIC’s reserve ratio reaches 1.15% and the reserve ratio for the immediately prior assessment period is less than 2.0%, the applicable assessment rates may range from 1.5 basis points to 40 basis points (subject to applicable adjustments for unsecured debt and brokered deposits). If the prior assessment period is equal to or greater than 2.0% and less than 2.5%, the assessment rates may range from 1 basis point to 38 basis points and if the prior assessment period is greater than 2.5%, the assessment rates may range from 0.5 basis points to 35 basis points. During 2012, the Bank’s assessment rate was 23 basis points applied to the total of average consolidated assets less average tangible equity.

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

In addition to its insurance assessment, each insured financial institution is subject to quarterly debt service assessments (“FICO assessments”) in connection with bonds issued by a government corporation that financed the federal savings and loan bailout of the 1980s. During 2012, the Bank’s FICO assessment totaled $27,000. These assessments will continue until the FICO bonds are repaid between 2017 and 2019.

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

Reserve Requirement

As an insured depository institution, the Bank is subject to Federal Reserve Board regulations requiring depository institutions to maintain reserves against a specified percentage of transaction accounts (primarily NOW and regular checking accounts). Reserves are maintained in the form of vault cash or deposits with the Federal Reserve Bank. The first $12.4 million of transaction accounts (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Federal Reserve Board regulations generally require 3% reserves on the next $67.1 million of transaction accounts. For transaction accounts totaling over $79.5 million, Federal Reserve Board regulations require reserves of $2,013,000 plus 10% of the amount in excess of $79.5 million. The Bank is in compliance with the foregoing requirements.

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

Bank Secrecy Act and PATRIOT Act

Under the Bank Secrecy Act (“BSA”), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report cash transactions involving more than $10,000 to the Treasury. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect involve illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose.

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

Community Reinvestment Act

Under the CRA, a financial institution has a continuing and affirmative obligation, consistent with the safe and sound operation of such institution, to serve the “convenience and needs” of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited for its particular community. The CRA requires each federal banking agency, in connection with its examination of a financial institution, to assess and assign one of four ratings to the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution, including applications for charters, branches and other deposit facilities, relocations, mergers, consolidations and acquisitions of assets or assumptions of liabilities. The CRA also requires that all institutions make public disclosure of their CRA ratings. The Bank received a “satisfactory” rating on its most recent CRA examination in October 2012.

In addition to the above, the Bank is subject to many state and federal statutes and regulations that are designed to protect consumers, including the Equal Credit Opportunity Act (Regulation B), the Fair Housing Act, the Truth in Lending Act (Regulation Z), the Truth in Savings Act (Regulation DD), the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act (Regulation C) and the Fair and Accurate Credit Transactions Act. Among other things, these statutes and regulations:

●	require lenders to disclose credit terms in meaningful and consistent ways;

●	prohibit discrimination against an applicant in any consumer or business credit transaction;

●	prohibit discrimination in housing-related lending activities;

●	require certain lenders to collect and report applicant and borrower data regarding loans for home purchases or improvement projects;

●	require lenders to provide borrowers with information regarding the nature and cost of real estate settlements;

●	prohibit certain lending practices and limit escrow account amounts with respect to real estate transactions;

●	require financial institutions to implement identity theft prevention programs and measures to protect the confidentiality of consumer financial information; and

●	prescribe possible penalties for violations of the requirements of consumer protection statutes and regulations.

As noted above, the Bureau now has authority for amending existing federal consumer compliance regulations and implementing new such regulations. In addition, the Bureau has the power to examine the compliance of financial institutions with assets in excess of $10 billion with these consumer protection rules. The Bank’s compliance with consumer protection rules will be examined by the FDIC since the Bank does not meet this $10 billion asset level threshold.

Emergency Economic Stabilization Act of 2008; American Recovery and Reinvestment Act of 2009

The Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law on October 3, 2008. ESSA gave the Treasury broad authority to address the then-current deterioration of the U.S. economy, to implement certain actions to help restore confidence, stability and liquidity to U.S. financial markets and to encourage financial institutions to increase their lending to clients and to each other. The EESA authorized the Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies as part of the TARP. The Treasury allocated $250 billion to the voluntary CPP under the TARP. The TARP also included direct purchases or guarantees of troubled assets of certain financial institutions by the U.S. government.

Under the CPP, the Treasury was authorized to purchase preferred stock securities from participating financial institutions in an amount not less than 1% of the institution’s risk-weighted assets and not more than 3% of the institution’s risk-weighted assets or $25 billion, whichever was less. Preferred stock issued pursuant to the CPP qualifies as Tier 1 capital. Preferred stock issuers under the CPP pay a 5% dividend per annum until the fifth year of the investment and 9% per annum thereafter. In addition to the senior preferred stock, participating public financial institutions were required to issue a warrant to Treasury for the purchase of common stock in an amount equal to 15% of the applicable preferred stock investment. Treasury will not exercise any voting rights with respect to the common shares acquired through the exercise of the warrant. Financial institutions participating in the CPP were required to agree to and comply with certain restrictions, including restrictions on dividends and stock redemptions (as discussed above) and executive compensation. Finally, Treasury may unilaterally amend any provision of the CPP to comply with changes in applicable federal statutes.

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

●
an incentive compensation “clawback” provision to cover “senior executive officers” (defined in this instance and below to mean the “named executive officers” for whom compensation disclosure is provided in the company’s proxy statement) and the next 20 most highly compensated employees;

●
a prohibition on certain golden parachute payments to cover any payment related to a departure for any reason (with limited exceptions) made to any senior executive officer and the next five most highly compensated employees;

●
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

●
a requirement that the Company’s chief executive officer and chief financial officer provide in annual securities filings a written certification of compliance with the executive compensation and corporate governance provisions of the Interim Final Rule;

●
an obligation for the compensation committee of the board of directors to evaluate with the company’s chief risk officer certain compensation plans to ensure that such plans do not encourage unnecessary or excessive risks or the manipulation of reported earnings;

●	a requirement that companies adopt a company-wide policy regarding excessive or luxury expenditures; and

●	a requirement that companies permit a separate, non-binding shareholder vote to approve the compensation of executives.

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

Our business, financial condition and results of operations are subject to various risks, including those discussed below, which may affect the value of our common stock. Set forth below are certain risk factors that we believe to be relevant to an understanding of our business. This list should not be considered a comprehensive list of all potential risks and uncertainties. You should also refer to the other information included or incorporated by reference in this Form 10-K, including our consolidated financial statements and related notes for the year ended December 31, 2012.

If our allowance for loan and lease losses is not sufficient to absorb further losses that may occur in our loan portfolio, our financial condition, results of operations and liquidity could continue to suffer.

The U.S. economy has been in a prolonged recession and slow recovery in recent years, and the local economy in our market remains stressed and volatile. This market turmoil has decreased both our borrowers’ ability to repay their loans and the value of collateral, such as real estate, which secures many of our loans. If these economic conditions continue to persist, our loan customers may not be able to repay their loans according to their terms and their collateral may be insufficient to repay the loan. Management makes quarterly provisions to the allowance for loan and lease losses after taking into account specifically impaired loans, historical loss ratios and general economic conditions, among other factors. To the extent the ability of our borrowers to repay their loans worsens, or general economic conditions continue to deteriorate or fail to substantially recover, we may need to continue to increase our allowance, which would have an adverse effect on our results of operations, financial condition and capital.

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

Sustained weakness in the real estate market, reduced business activity, high unemployment, instability in the financial markets, less available credit and lack of confidence in the financial sector, among other factors, have adversely affected the Company and the financial services industry in general over the last several years. A sustained period of high unemployment or further deterioration in national or local business or economic conditions could result in, among other things, a further deterioration in credit quality or reduced demand for credit with a resultant negative effect on the Company’s loan portfolio and allowance for loan and lease losses. Economic factors may also continue to cause increased delinquencies and loan charge-offs, which will negatively affect our results of operations and financial condition.

A large percentage of our loan portfolio is secured by real estate. Current and further deterioration in the commercial real estate and housing market could cause continued increases in delinquencies and nonperforming assets, including loan charge-offs, and further depress our income.

The commercial and residential real estate markets continue to experience significant challenges. Economic factors have and may continue to cause deterioration to the value of real estate the Company uses to secure a substantial amount of its loans. Moreover, in the Company’s loan portfolio there is a concentration of loans to the hotel industry. The resultant effect of the continued weakness of the economy and the deterioration of our real estate portfolio could result in additional increases in the provision for loan and lease losses, higher delinquencies and additional charge-offs in future periods that may materially affect the Company’s financial condition and results of operations.

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

On January14, 2013, the Bank entered into the 2013 Consent Order with the FDIC and the IDFPR, which replaced the 2010 Consent Order. The 2013 Consent Order imposes certain restrictions on liquidity. It prohibits the payment of any dividends by the Bank to the Company without the prior written consent of both the FDIC and the IDFPR. As of December 31, 2012, the Bank had a Total Risk-Based Capital Ratio of 12.11%, a Tier 1 Risk-Based Capital Ratio of 10.77% and a Leverage Ratio of 6.67% which was below the Leverage Ratio requirement of the 2013 Consent Order of 8.00%. Moreover, because the 2013 Consent Order establishes specific capital amounts to be maintained by the Bank, the Bank may not be considered better than “adequately capitalized” for capital adequacy purposes. As an adequately capitalized institution, the Bank may not accept, renew or roll over brokered deposits without prior approval of the FDIC. In addition, other depositors, including some local government entities, may not maintain their deposits at the Bank if the Bank is no longer well capitalized. See “Supervision and Regulation.”

The new capital rules proposed in June 2012 by the Federal Reserve and the FDIC to implement the Basel III capital guidelines could adversely affect the Company’s capital adequacy and the costs of conducting its business.

Provisions of the Dodd-Frank Act require U.S. banking regulators to consider changes to strengthen minimum capital requirements for financial institutions as part of the overall financial reforms currently in the process of being implemented. On June 7, 2012, the Federal Reserve and other regulators released a notice of proposed rulemaking that would revise and replace the agencies’ current regulatory capital requirements and are intended to align U.S. capital requirements with Basel III international capital standards. To date, the final rules have not been issued. As proposed, these rules may increase the amount of capital required to support our business, especially on a risk-weighted basis, and, therefore, may adversely affect our results of operations and financial condition. Once adopted, these new capital requirements would be phased in over time. Among other things, for bank holding companies with under $15 billion in assets, such as the Company, the ability to treat trust preferred securities as Tier 1 Capital will be phased out over 10 years. The ultimate impact of the implementation of the new capital and liquidity standards to the Company and the Bank will depend upon the final rules. In addition, important questions remain as to how the numerous capital and liquidity mandates of the Dodd–Frank Act will be integrated with the requirements of Basel III.

The Company currently lacks the sources of income and the liquidity to make interest payments on the subordinated debentures associated with its outstanding trust preferred securities, and if this condition continues, the entire amount of deferred interest payments and principal may become due.

Beginning in November 2009, the Company deferred its regularly scheduled quarterly interest payments on its $10.3 million of outstanding junior subordinated debentures relating to its outstanding trust preferred securities.  As of December 31, 2012, the Company had deferred 13 quarterly interest payments totaling approximately $1.0 million.  The Company has the right to defer the payment of interest on the junior subordinated debentures for a period not to exceed 20 consecutive quarters, or until December 15, 2014, should the deferral of interest continue.  If the Company continues to defer interest until that time, then approximately $1.5 million in deferred interest will be due.  Unless all of the deferred interest is brought current at that time, the trustee under the indenture may declare the entire outstanding amount of both principal and interest immediately due and payable.

Currently, the Company lacks both the liquid assets to pay the interest on the outstanding junior subordinated debentures and any source of income other than the Bank.  Given the restrictions placed upon the Bank by the 2013 Consent Order, the Bank may not be able to provide the Company with dividends in an amount sufficient to pay the deferred interest by December 15, 2014.  The Company may have to find a source other than the Bank for these funds, or face defaulting on the subordinated debentures.  There can be no assurance that the Company will find such a source of funding.

If the Company does find such a source of funding, the funding may only be available upon onerous terms, such as terms that might substantially dilute the existing shareholders of the Company’s common stock, or the Company’s ownership interest in the Bank.  Either of these occurrences could adversely affect the existing shareholders of the Company.

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

The Dodd-Frank Act has and will result in a number of new regulations that will impact community banks. The act includes, among other things, provisions allowing the federal bank regulatory agencies to review and establish new capital standards as deemed appropriate, provisions establishing the Consumer Financial Protection Bureau, which has broad authority to develop and implement rules regarding most consumer financial products; provisions affecting corporate governance and executive compensation at all publicly traded companies; provisions that broaden the base for FDIC insurance assessments and permanently increase FDIC deposit insurance to $250,000; and new restrictions on how mortgage brokers and loan originators may be compensated. These provisions, or any other aspects of current proposed regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities or change certain of our business practices, including our ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to our business in order to comply, and could therefore also materially adversely affect our business, financial condition and results of operations. See “Supervision and Regulation.”

A failure to comply with the terms of the Consent Order, which the Bank entered into with the FDIC and the IDFPR on January 14, 2013, and the terms of the Written Agreement, which the Company entered into with the Federal Reserve Bank on March 17, 2011, and any future enforcement actions to which we may become subject, could severely harm our business and financial results.

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

The expiration of the Dodd-Frank Deposit Insurance Provision at the end of 2012 may have a material impact on deposits and the Company’s funding capabilities.

The FDIC's transaction account guarantee program providing for unlimited insurance on noninterest-bearing demand deposit accounts, which was extended as part of the Dodd-Frank Deposit Insurance Provision, had been in place since 2008 and expired on December 31, 2012. The Bank could experience an outflow of deposits which may impact its funding capabilities and potentially result in an increase in the cost of funds further impairing the Bank’s results of operations.

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

We are increasingly depending upon computer and other information technology systems to manage our business. We rely upon information technology systems to process, record and monitor and disseminate information about our operations. In some cases, we depend on third parties to provide or maintain these systems. We are subject to operating risks, including, but not limited to, an interruption or breach in security of information systems, customer or employee fraud and catastrophic failures. If any of our financial, accounting or other data processing systems suffer a cyber attack, fail or have other significant shortcomings, we could be materially adversely affected. Security breaches in our online banking systems could also have an adverse effect on our reputation and could subject us to possible liability. Even if not directed at the Company or the Bank specifically, attacks on other financial institutions could disrupt the overall functioning of the financial system to the detriment of other financial institutions, including the Company and the Bank. Our systems may also be affected by events that are beyond our control, which may include, for example, computer viruses, electrical or telecommunications outages or other damage to our property or assets. Although we take precautions against malfunctions and security breaches, our efforts may not be adequate to prevent problems that could materially adversely affect our business operations.

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

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Stockholder Information - The Company’s common stock trades on the OTC Markets under the ticker symbol “NSFC.” As of February 23, 2013, there were 6,500,000 common shares authorized; 4,472,255 common shares issued and 4,270,755 outstanding; held by approximately 281 registered stockholders.

Stock Price Summary - The following schedule details the quarterly high and low sales price of the Company’s common stock for the periods presented:

	2012		2011
	HIGH	LOW	HIGH	LOW
QUARTER ENDED:
March 31	$1.00	$.52	$2.47	$1.19
June 30.93		.55	1.60	1.00
September 30	1.17	.65	1.20	.56
December 31.93		.60	1.57	.64

Cash Dividends

Prior to the fourth quarter of 2008, the Company had historically paid semi-annual dividends on its common stock in June and December. However, dividends are declared at the discretion of the Board of Directors, subject to applicable legal and regulatory restrictions. The Company did not pay dividends on its common stock from 2009 to date.

In February 2009, the Company sold $17.2 million of preferred stock to the Treasury pursuant to the terms of the TARP CPP. As long as any TARP Series A Preferred Stock issued under the CPP remains outstanding, the terms of the CPP prohibit the Company from increasing semi-annual dividends on its common stock above $0.40 per share without the Treasury’s consent.

In November 2009, the Company suspended the payment of its regular quarterly cash dividends on its TARP Series A Preferred Stock. Under the terms of the TARP Series A Preferred Stock, the Company is required to pay on a quarterly basis a dividend rate of 5% per year for the first five years, after which the dividend rate automatically increases to 9% per year. Dividend payments may be suspended, but the dividend is a cumulative dividend and failure to pay dividends for six dividend periods triggers board appointment rights for the holder of the TARP Series A Preferred Stock. In December 2012, the Treasury exercised its director appointment rights and appointed one director to the Company’s Board of Directors and has the contractual right to appoint one more director. No dividends may be paid on the Company’s common stock until all accrued and unpaid dividends on the preferred stock issued to the Treasury are paid.

In addition, in November 2009 the Company began deferring its regularly scheduled quarterly interest payments on its junior subordinated debentures relating to its outstanding trust preferred securities. Under the terms of the debentures, the Company is permitted to defer the payment of interest on the junior subordinated debentures at any time, for up to 20 consecutive quarters, without default. Due to the deferral, the trust suspended the declaration and payment of dividends on the trust preferred securities. During the deferral period, the Company may not pay any dividends on its common or preferred stock.

On March 17, 2011, the Company and the Federal Reserve Bank entered into a Written Agreement. Pursuant to the Written Agreement, among other things, the Company agreed to abstain from paying any dividends, redeeming any stock or incurring any debt without Federal Reserve Bank approval. The Written Agreement superseded the Board Resolution dated November 17, 2009.

On January 14, 2013, the Bank entered into the 2013 Consent Order which replaced the 2010 Consent Order dated April 16, 2010, as further described above under “Supervision and Regulation.” The 2013 Consent Order prohibits the payment of any dividends by the Bank to the Company without the prior written consent of both the FDIC and the IDFPR.

Item 6.	Selected Financial Data.
SELECTED CONSOLIDATED FINANCIAL DATA
($ 000s, except per share data)

As of or for the Year Ended December 31,	2012	2011	2010	2009	2008

INCOME STATEMENT DATA:
Interest income	$17,140	$20,879	$24,305	$29,338	$34,874
Interest expense	1,056	2,382	5,007	10,187	13,795
Net interest income	16,084	18,497	19,298	19,151	21,079
Provision for loan and lease losses	11,100	6,900	9,668	22,778	13,663
Net interest income after provision for loan and lease losses	4,984	11,597	9,630	(3,627)	7,416
Noninterest income	3,490	4,109	5,657	3,784	(6,045)
Noninterest expense	21,054	22,393	21,649	30,153	16,929
Income before income taxes	(12,580)	(6,687)	(6,362)	(29,996)	(15,558)
Provision for income taxes	0	0	0	5,562	(6,285)
Net loss	(12,580)	(6,687)	(6,362)	(35,558)	(9,273)
Dividends and accretion of preferred stock	1,131	1,074	1,020	854	0
Net loss available to common stockholders	$(13,711)	$(7,761)	$(7,382)	$(36,412)	$(9,273)

BALANCE SHEET DATA:
Cash, non-interest bearing	$4,971	$5,313	$5,642	$10,646	$14,108
Investments (1)	132,141	121,461	118,346	158,770	112,711
Loans and leases, net	252,070	303,729	366,453	413,259	470,410
All other assets	24,090	32,487	41,287	39,615	43,490
Total Assets	$413,272	$462,990	$531,728	$622,290	$640,719

Deposits	$358,594	$397,631	$446,551	$517,236	$500,821
Securities sold under repurchase agreements and other borrowings (2)	19,262	19,455	35,517	49,364	42,574
Federal Home Loan Bank advances	0	0	0	0	20,000
Subordinated debentures	10,310	10,310	10,310	10,000	10,000
All other liabilities	9,173	7,055	6,065	5,389	5,710
Stockholder's equity	15,933	28,539	33,285	40,301	61,614
Total Liabilities and Stockholders' Equity	$413,272	$462,990	$531,728	$622,290	$640,719

	2012	2011	2010	2009	2008
PER SHARE DATA:
Basic and diluted earnings per share	$(3.21)	$(1.81)	$(1.81)	$(8.94)	$(2.26)
Cash dividends declared	0.00	0.00	0.00	0.00	0.40
Book value (at end of year)	(0.30)	2.65	3.95	5.67	15.13

SELECTED FINANCIAL AND OTHER RATIOS:
Return on average assets	-2.86%	-1.31%	-1.11%	-5.55%	-1.43%
Return on average equity	-50.14	-20.53	-15.17	-53.49	-13.09
Average stockholders' equity to average assets	5.71	6.37	7.34	10.39	10.90
Tax equivalent interest spread	3.81	3.73	3.48	2.92	3.06
Tax equivalent net interest income to average earning assets	3.87	3.83	3.63	3.22	3.49
Nonperforming assets to total assets	23.29	19.66	18.00	9.77	7.44
Dividend payout ratio (3)	0.00	0.00	0.00	0.00	-17.56

(1)	Includes interest bearing deposits in other financial institutions, federal funds sold, securities available for sale and Federal Home Loan Bank and Federal Reserve Bank stock.

(2)	Securities sold under repurchase agreements and federal funds purchased.

(3)	Total cash dividends divided by net income.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of Northern States Financial Corporation’s (the “Company”) financial position and results of operations and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

OVERVIEW

In 2012, the Company was affected by the continued weakness in the economy and the decline in general real estate prices. The Company experienced a net loss available to common stockholders of $13.7 million or $3.21 loss per share in 2012 as compared to a net loss available to common stockholders of $7.8 million or $1.81 loss per share in 2011 and of $7.4 million or $1.81 loss per share in 2010. The 2012 loss was primarily due to the Company’s continued write-down of nonperforming loans and other real estate owned as a result of declining values of the collateral securing those assets.

The Company’s nonperforming assets remained at high levels as the Company continued to work with its borrowers to find resolution to credit problems. With the weakened economy, the Company made concessions to borrowers experiencing financial difficulties. These loans were classified as troubled debt restructurings. Nonperforming assets, consisting of nonaccrual loans, loans 90 days past due and still accruing, troubled debt restructurings and other real estate owned acquired through, or in lieu of, foreclosure, totaled $85.4 million, 20.7% of total assets, as compared with $91.0 million at year-end 2011, or 19.7% of total assets, at year-end 2011 and $95.7 million, or 18.0% of total asset, at year-end 2010.

The Company, in determining its provisions to the allowance for loan losses for 2012, analyzed the collateral values on its collateral dependent impaired loans and discounted cash flows on its cash flow dependent impaired loans. In addition, the Company reviewed past charge-off history and economic and internal factors. As a result of this analysis, the Company recognized provisions to the allowance for loan losses totaling $11.1 million during 2012 as compared with $6.9 million during 2011, an increase of $4.2 million. At year-end 2012, the Company’s allowance for loan and lease losses stood at 7.60% of total loans as compared with 5.88% at year-end 2011.

Net interest income declined $2.4 million during 2012 due to decreases in earning assets. Although net interest income declined, the Company’s net yield on average earning assets increased to 3.87% for 2012 as compared with 3.83% for 2011 as lower interest rates assisted the Company in decreasing its costs of funds. The Company expects these lower interest rate levels to continue in 2013 and into 2014.

The Company’s noninterest income decreased in 2012 by $619,000 to $3.5 million. This decrease to noninterest income was primarily due to declines in gains on the sale of securities as the Company recognized no gains in 2012 as compared to $527,000 in gains in 2011. Contributing to the decrease in noninterest income were net losses of $247,000 taken on sales of other real estate owned as compared with net gains of $17,000 during 2011.

Noninterest expense for 2012 decreased $1.3 million to $21.1 million as compared with $22.4 million in 2011 due to cost control measures by management that continued to be implemented in 2012. Salaries expense was $636,000 less and net occupancy and equipment expenses were $282,000 less in 2012. FDIC insurance expense also declined by $251,000 due to changes to the FDIC assessment base and lower Bank assets. Despite increases to write-downs to other real estate owned of $849,000, the cost of managing and maintaining these properties decreased by $934,000 as management controlled costs and received rental income.

The Company’s assets decreased during 2012 due to a repositioning of its balance sheet. Total assets at year-end 2012 were $413.3 million, decreasing $49.7 million from year-end 2011. Loans and leases decreased $49.9 million during 2012 of which $35.7 million of the reduction was due to loan payoffs and receipt of scheduled loan principal payments net of new loans. Also contributing to the decline in loans were charge offs of nonperforming loans of $9.4 million and the transfer of $4.8 million in loans into other real estate owned as properties securing the loans were obtained through, or in lieu of, foreclosure. Investments in securities decreased $8.0 million during 2012 primarily due to receipt of scheduled principal reductions. The funds received from these reductions were used to provide liquidity and decrease higher cost time deposits.

The Company’s investments in interest bearing accounts at banks increased $19.6 million to $52.1 million at year-end 2012 as compared with $32.5 million at year-end 2011 as the Company increased its liquidity.

Deposits decreased $39.0 million during 2012 while borrowings declined $193,000. The decrease in deposits was attributable to maturities of $45.6 million in higher cost time deposits which totaled $106.7 million at year-end 2012 as compared with $152.3 million at year-end 2011.

The 2010 Consent Order the Bank entered into with the FDIC and IDFPR remained in effect during 2012 and was replaced by the 2013 Consent Order on January 14, 2013. The 2013 Consent Order requires, among other items, continued Bank Board of Directors oversight, certain minimum capital levels, action plans to reduce and manage its classified assets, and restrictions on the payment of dividends without prior approval from its regulators. During 2011, the Company and the Federal Reserve Bank entered into a Written Agreement requiring that the Company abstain from paying any dividends, adopt a capital plan and provide the Federal Reserve with cash projections and progress reports. At year-end 2012, the Company believes that it and the Bank are addressing the items required by the Written Agreement and Consent Order.

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

A loan or lease is impaired when full payment under the loan or lease terms is not expected within the contractual terms of the loan. Impairment is evaluated on an individual loan or lease basis. If a specific loan or lease is determined to be impaired, a portion of the allowance may be specifically allocated to that loan or lease. The specific allocation is calculated at the present value of estimated cash flows using the existing rate of the loan or lease or the fair value of collateral if repayment is expected solely from the collateral.

Other real estate owned consists of properties securing nonperforming loans obtained through, or in lieu of, foreclosure and is initially reported at the estimated fair value based on a real estate appraisal or internal evaluation less estimate costs to sell. Other real estate is periodically assessed for impairment and any such impairment is recognized in the current period.

The fair value of securities is based on determinations from a securities broker. On an annual basis these are validated by an independent securities valuation firm. This validation was last done at September 30, 2012 and the differences in fair value were deemed to be immaterial.

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

The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations and judgment concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings. For financial reporting purposes, at year-end 2012, 2011 and 2010, a valuation allowance offsets the deferred tax assets relating to federal and state tax carryforwards and other temporary tax differences. The Company believes that tax assets and liabilities are properly recorded in the consolidated financial statements. See Note 1, “Summary of Significant Accounting Policies”, Note 10, “Income Taxes” of the notes to the consolidated financial statements and the section entitled “Federal and State Income Taxes”.

RESULTS OF OPERATIONS – YEARS ENDED DECEMBER 31, 2012 COMPARED WITH DECEMBER 31, 2011 AND DECEMBER 31, 2011 COMPARED WITH DECEMBER 31, 2010

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

The Company’s net interest income for 2012, on a fully tax equivalent basis, was $16.2 million, decreasing $2.5 million from $18.7 million in 2011 after decreasing by $834,000 from 2010. The net interest spread, the difference between rates earned on interest earning assets and paid on deposits and borrowings, in 2012 was 3.81%, increasing 8 basis points from 2011 after increasing 25 basis points from 2010. During 2012, the yields on earning assets declined 19 basis points from 2011 while rates paid on interest bearing liabilities decreased 27 basis points.

Interest income earned on loans on a fully tax equivalent basis totaled $15.1 million in 2012, a decrease of $3.5 million as compared with $18.6 million in 2011 after decreasing $2.6 million from 2010. Lower average loan balances in 2012 contributed to the decline of interest income on loans. Average loans for 2012 were $297.8 million as compared with $364.7 million for 2011, a decrease of $66.9 million. Loans declined due to net loan payoffs, scheduled loan principal payments, loan charge offs, and transfers of loans into other real estate combined with weak loan demand. Table 2 attributes $3.4 million of the reduced loan income for 2012 to the lower volume of loan balances in 2012.

Lower average rates earned on loans in 2012 contributed to the lower interest income earned on loans which declined to 5.06% in 2012 as compared with 5.10% in 2011 and 5.19% in 2010. Table 2 attributes $160,000 of the reduced loan interest income in 2012 to lower loan rates.

Table 1 - Analysis of Average Balances, Tax Equivalent Yields and Rates
($ 000s)

For the Years Ended
December 31,	2012			2011			2010
	Average			Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Loans and leases (1)(2)(3)	$297,801	$15,062	5.06%	$364,680	$18,606	5.10%	$407,536	$21,163	5.19%
Taxable securities (5)	81,956	1,961	2.47	88,007	2,174	2.47	101,029	3,011	3.01
Securities exempt from federal income taxes (2) (5)	2,982	176	6.15	3,716	213	5.84	5,142	302	6.04
Federal funds sold and other interest earning assets	39,381	99	0.25	31,759	67	0.21	25,490	43	0.17
Interest earning assets (5)	422,120	17,298	4.12	488,162	21,060	4.31	539,197	24,519	4.56
Noninterest earning assets	17,211			23,534			32,394
Average assets	$439,331			$511,696			$571,591

Liabilities and stockholders' equity
Interest bearing demand deposits	$62,641	$91	0.15%	$60,077	$139	0.23%	$62,701	$245	0.39%
Money market deposits	53,421	61	0.11	51,352	158	0.31	52,884	276	0.52
Savings deposits	70,872	14	0.02	66,008	37	0.06	63,225	63	0.10
Time deposits	121,289	624	0.51	195,745	1,741	0.89	231,542	3,770	1.63
Other borrowings	28,483	266	0.93	34,461	307	0.89	52,270	653	1.25
Interest bearing liabilities	336,706	1,056	0.31	407,643	2,382	0.58	462,622	5,007	1.08
Demand deposits	69,028			65,060			60,960
Other noninterest bearing liabilities	8,506			6,415			6,079
Stockholders' equity	25,091			32,578			41,930
Average liabilities and stockholders' equity	$439,331			$511,696			$571,591

Net interest income		$16,242			$18,678			$19,512

Net interest spread			3.81%			3.73%			3.48%

Net yield on interest earning assets (5)			3.87%			3.83%			3.63%

Interest-bearing liabilities to earning assets ratio			79.77%			83.51%			85.80%

(1) -	Interest income on loans includes loan origination and other fees of $160,000 for 2012, $73,000 for 2011 and $173,000 for 2010.

(2) -
Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34 percent on federally tax-exempt municipal loans and securities. The tax equivalent adjustment reflected in the above table for municipal loans is approximately $98,000, $109,000 and $112,000 for the years ended 2012, 2011 and 2010, respectively. The tax equivalent adjustment reflected in the above table for municipal securities is approximately $60,000, $72,000 and $102,000 for the years ended 2012, 2011 and 2010, respectively.

(3) -	Non-accrual loans are included in average loans.

(4) -
Rate information was calculated on the average amortized cost for securities. The 2012, 2011 and 2010 average balance information includes an average unrealized gain (loss) for taxable securities of $2,564,000, ($128,000) and $1,092,000, respectively. For 2012, 2011 and 2010 average balance information includes an average unrealized gain of $120,000, $70,000 and $140,000, respectively, for tax-exempt securities. Average taxable securities includes Federal Home Loan Bank stock.

Interest income earned on the Company’s taxable securities decreased $213,000 in 2012 from 2011 after decreasing $837,000 from 2010. The decreased interest income from taxable securities in 2012 was primarily from $6.1 million in decreases in the average taxable securities balances from 2011. As over 91 percent of the Company’s securities are mortgage-backed securities from which the Company receives principal payments monthly, it is expected that the balances of taxable securities will continue to decline in 2013. The yields earned on taxable securities during 2012 of 2.47% remained unchanged from 2011 and are expected to remain approximately the same in 2013.

Average tax-exempt securities in 2012, as shown in Table 1, totaled $3.0 million, a decrease of $734,000 from 2011 levels after decreasing $1.4 million from 2010. Yields on tax-exempt securities for 2012 increased 31 basis points to 6.15% from 5.84% in 2011 as compared with 6.04% in 2010. Although the average tax equivalent yields on the qualified bonds issued by state and political subdivisions were greater than those earned on loans during 2012, the term to maturity of these investments is greater. The Company must carefully consider the effect of possible changes to future interest rates when deciding the proper levels of tax exempt securities to carry in its securities portfolio. The Company must also consider its ability to realize tax benefits from tax-exempt securities.

To manage its liquidity, the Company invests in federal funds sold and other interest earning assets consisting of interest bearing deposits in financial institutions. During 2012, these funds were primarily invested in interest bearing deposits with the Federal Reserve Bank of Chicago and in FDIC insured time deposits issued by financial institutions. Average balances for federal funds sold and other interest earning assets for 2012 were $39.4 million, increasing $7.6 million from 2011 after increasing $6.3 million from 2010. Rates earned on federal funds sold and other interest earning assets were 0.25% for 2012 as compared with 0.21% for 2011, and 0.17% for 2010.

Interest expense in 2012 was $1.1 million, decreasing $1.3 million from 2011 after decreasing $2.6 million from 2010. Interest rates remained at low levels during 2012 and the Company’s rates paid on its interest bearing liabilities, consisting of interest bearing deposits and other borrowings, declined to 0.31% in 2012 as compared with 0.58% for 2011 and 1.08% for 2010. The decline in rates paid in 2012 were primarily due to rates paid on the Company’s time deposits and money market deposits which declined 38 and 20 basis points, respectively.

Table 2 attributes $756,000 of the reduced interest expense for 2012 to the lower rates paid in 2012 as compared with 2011 and attributes $570,000 of the reduced interest expense for 2012 to the lower volume of interest bearing liabilities in 2012 as compared with 2011. Average levels of interest bearing liabilities declined $70.9 million in 2012 as compared with 2011 after declining $55.0 million from 2010. The 2012 decrease was primarily due to decreases to time deposits of $74.5 million as these deposits matured and the Company repositioned its balance sheet.

It is estimated that short-term interest rates will continue to be at low levels during 2013 as the Federal Reserve continues to balance monetary stimulus while monitoring inflation.

Many other factors beyond management’s control have a significant impact on changes in net interest income from one period to another including credit demands by customers, fiscal and debt management policy of federal and state governments, monetary policy of the Federal Reserve Board and changes in regulations.

Table 2 - Analysis of Changes in Interest Income and Expense
($ 000s)

For the Year Ended December 31	2012 Compared to 2011			2011 Compared to 2010
	Increase (Decrease)			Increase (Decrease)

		Change	Change		Change	Change
	Total	Due To	Due To	Total	Due To	Due To
	Change	Volume	Rate	Change	Volume	Rate
Interest Income
Loans	$(3,544)	$(3,384)	$(160)	$(2,557)	$(2,192)	$(365)
Taxable securities	(213)	(216)	3	(837)	(330)	(507)
Securities exempt from federal income taxes	(37)	(48)	11	(89)	(80)	(9)
Federal funds sold and other	32	18	14	24	12	12
Total interest income	(3,762)	(3,630)	(132)	(3,459)	(2,590)	(869)
Interest Expense
Interest bearing demand	(48)	6	(54)	(106)	(10)	(96)
Money market deposits	(97)	6	(103)	(118)	(8)	(110)
Savings deposits	(23)	3	(26)	(26)	3	(29)
Time deposits	(1,117)	(530)	(587)	(2,029)	(516)	(1,513)
Other borrowings	(41)	(55)	14	(346)	(188)	(158)
Total interest expense	(1,326)	(570)	(756)	(2,625)	(719)	(1,906)

Net interest income	$(2,436)	$(3,060)	$624	$(834)	$(1,871)	$1,037

Notes:
Rate/volume variances are allocated to the rate variance and the volume variance on an absolute basis.

Interest income is adjusted by the tax equivalent amount utilizing a 34% rate on federally tax-exempt municipal loans and securities. The tax equivalent adjustment reflected in the above table for municipal loans is approximately $98,000, $109,000 and $112,000 for the years ended 2012, 2011 and 2010, respectively. The tax equivalent adjustment reflected in the above table for municipal securities is approximately $60,000, $72,000 and $102,000 for the years ended 2012, 2011 and 2010, respectively.

NONINTEREST INCOME

Noninterest income totaled $3.5 million in 2012, decreasing $619,000 compared with $4.1 million in 2011 after decreasing from $5.7 million in 2010. The Company primarily generates noninterest income from service charges and other operating income consisting of miscellaneous fees from loans, safe deposit box rentals and ATM and debit card transactions. It also recognizes as noninterest income gains or losses from sales of securities and other real estate owned and net other than temporary impairment losses on securities.

In past years, the Company operated a trust department that generated trust income that was included as a component of noninterest income. Effective September 28, 2012, the Bank sold and transferred its designated trust accounts to Thomasville National Bank of Thomasville, Georgia. The Bank recognized no gain or loss on this sale but will receive, in future years, a portion of revenues from these trust assets and any additional local trust business. Thomasville National Bank will operate the trust business through its subsidiary, NorStates Wealth Management Company. The effect of this sale on the Company’s short-term future income is expected to be immaterial as the decreased revenues will be largely offset by decreased operating expenses. The Company expects that future income from this revenue sharing agreement will increase due to Thomasville National Bank’s expertise in the trust business. The Company’s receipt of its share of future trust revenues will be reported as other operating income. As a consequence of this transaction, the Company’s trust income declined $233,000 in 2012 as compared with 2011 and the Company expects that trust income for 2013 will be negligible while other operating income should increase.

Noninterest income also declined in 2012 due to decreases to gains on sales of securities of $527,000. The Company sold no securities in 2012 compared with 2011 sales of $19.6 million and recognized gains of $527,000. Additionally, during 2012, the Company sold $7.5 million of other real estate owned and recognized $247,000 in losses as compared to 2011 when $10.6 million of other real estate owned was sold at a net gain of $17,000.

Offsetting some of the 2012 decreases to noninterest income were increases to other operating income of $300,000 and decreases to impairment losses on securities of $163,000. Other operating income increased during 2012 primarily due to ATM and debit card income increases of $170,000 and fee income from the sold trust department of $27,000 recognized during the fourth quarter of 2012. The Company recognized no impairment losses on its securities during 2012 as compared with $163,000 in 2011 as the Company wrote down the remaining balances on its Federal National Mortgage Association and Federal Home Loan Mortgage Corporation preferred stock and its Collateral Debt Obligation (“CDOs”) securities.

In comparing noninterest income for 2011 to 2010, these revenues decreased $1.6 million to $4.1 million in 2011 as compared with $5.7 million in 2010. This decrease was due to reductions to net gains on sales of securities of $1.9 million and to lower service fees on deposits of $366,000. During 2011, the Company sold $19.6 million of securities and recognized gains of $527,000 as compared to 2010 when the Company sold $103.3 million of securities and recognized gains of $2.4 million. Service fees on deposits decreased in 2011 as overdraft fee income declined $271,000 and commercial checking account service charges declined $53,000.

Offsetting the decreases to noninterest income in 2011 compared with 2010 were reduced impairment losses on its securities of $496,000. In 2011, the Company had impairment losses on securities of $163,000 as compared with $659,000 in 2010. During 2011, the Company also had net gains on sales of other real estate owned of $17,000 as compared with net losses of $236,000 during 2010.

NONINTEREST EXPENSES

In 2012, total noninterest expenses were $21.1 million, decreasing by $1.3 million, or 6.0%, from 2011. As a percent of average assets, noninterest expenses were 4.79% in 2012, 4.38% in 2011, and 3.79% in 2010.

Salaries and employee benefits expense was $636,000 less in 2012 as the number of full time equivalent employees was reduced to 114 from 125 at year-end 2011 as management chose not to immediately replace departing employees and sold its trust department. Contributing to the decrease in salaries and employee benefits was lower group health insurance premiums negotiated by management for 2012. Net occupancy and equipment expenses declined $282,000 in 2012 as maintenance expenses were reduced by $161,000 from 2011 and utilities expense were reduced by $75,000 as management continued to monitor and control these expenses. Similarly loan and collection and legal expenses declined $177,000 and $125,000, respectively, in 2012. FDIC insurance expense also declined by $251,000 in 2012 due to changes to the FDIC assessment base and the lower assets of the Bank.

Write-downs to other real estate owned increased $849,000 in 2012 as real estate values continued to decline in the local market. Offsetting these increases were reductions to the cost of managing and maintaining these properties by $934,000 as management controlled these costs and received rental income.

Comparing 2011 with 2010, noninterest expenses were $22.4 million in 2011, increasing $744,000 from 2010. The increase was mainly due to expenses relating to nonperforming assets. Other real estate owned expense increased $679,000 during 2011 as real estate taxes and costs to maintain the properties increased. Write-downs of other real estate owned also increased $227,000 as the market prices of these properties declined. Loan and collection expenses increased $581,000 as the Company paid real estate taxes on delinquent mortgage loans in order to maintain the Company’s lien positions.

Offsetting some of the 2011 increases to noninterest expenses were decreases to the amortization of the core deposit intangible asset, FDIC insurance and audit and other professional fees. Amortization of the core deposit intangible asset was reduced by $462,000 during 2011 as the core deposit intangible asset was totally written-down during 2010. FDIC insurance expense decreased $279,000 as the FDIC changed its assessment base from deposits to assets and Bank assets decreased. Audit and other professional expenses decreased $225,000 in 2011 as the Company reduced its use of outside consultants and renegotiated contracts.

FEDERAL AND STATE INCOME TAXES

The Company recognized no income tax benefit in 2012, 2011 and 2010 despite having operating losses before income taxes of $12.6 million, $6.7 million and $6.4 million, respectively. Per accounting rules, the Company continued to record tax benefits as deferred taxes with a corresponding offset increasing the deferred tax asset valuation allowance without recognizing a tax benefit on the income statement due to uncertainties as to the realization of these benefits. The Company’s tax benefit for 2012, 2011 and 2010 was calculated to be $4.8 million, $4.0 million and $2.6 million, respectively, which increased the deferred tax asset valuation allowance to $25.1 million, $20.3 million and $16.3 million at year-end 2012, 2011 and 2010, respectively.

The Company had no pretax earnings of interest on U.S. Treasury and U.S. government-sponsored entity securities during 2012 as compared with $2,000 and $10,000 in 2011 and 2010, respectively. It is expected that the Company’s nontaxable income for state tax purposes will continue to be negligible in future years until the Company begins to generate state taxable income. Existing state tax credits begin to expire in 2020.

Qualified interest on loans to local political subdivisions and on qualified state and local political subdivision securities are nontaxable for federal income tax purposes. Interest earned on local political subdivisions totaled $116,000 in 2012, $141,000 in 2011 and $200,000 in 2010. The Company purchases qualified state and political subdivision securities from local governmental units in order to assist local communities as well as for tax planning purposes. As the Company did not generate taxable income during 2012, 2011 and 2010, the Company was unable to take full advantage of the interest deductions provided by these securities during 2012, 2011 and 2010. It is expected that nontaxable income for federal income tax purposes from these securities will further decline in 2013.

Table 3 - Securities Available For Sale
($ 000s)

December 31,	2012		2011		2010

		% of		% of		% of
		Total		Total		Total
	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio

U.S. Treasury	$0	0.00%	$0	0.00%	$1,002	1.09%
States and political subdivisions	2,592	3.28	3,117	3.58	3,997	4.36
Mortgage-backed securities	72,266	91.30	79,762	91.53	82,648	90.00
Other bonds	0	0.00	0	0.00	20	0.02
Equity securities	4,292	5.42	4,261	4.89	4,163	4.53

Total securities available-for-sale	$79,150	100.00%	$87,140	100.00%	$91,830	100.00%

SECURITIES

The Company maintains a securities portfolio to provide liquidity, meet pledging requirements, generate a reasonable rate of return, minimize the Bank’s tax liability through the purchase of municipal securities and minimize risk. The relative amount of securities held in the investment portfolio is determined by the overall asset management plan for the year, long-term trends, tax considerations and earnings potential.

All securities of the Company at December 31, 2012 were classified as available for sale and the carrying values reflect the fair value of the securities. The Company classifies its securities as available for sale to provide flexibility in the event that it may be necessary to sell securities to raise cash for liquidity purposes, adjust its capital position, alter its interest rate risk profile or make changes for income tax purposes.

The carrying value of the securities portfolio decreased $8.0 million to $79.1 million at year-end 2012 as compared with $87.1 million at year-end 2011 and $91.8 million at year-end 2010. During 2012, as well as in 2011 and 2010, the Company used the cash flows generated from maturities, calls and principal payments on securities for liquidity purposes and to reposition its balance sheet.

Table 3 shows the Company’s various types of investments and the percentage of each type compared to the total portfolio at the past three year-ends. The Company’s investment in mortgage-backed securities as a percentage of the total securities portfolio was 91 percent at year-end 2012 as compared with 92% at year-end 2011 and 90 percent at year-end 2010.

The Company holds mortgage-backed securities as the yield on this type of security is generally higher than yields on U.S. Treasury notes and on issues of U.S. government-sponsored entities. The mortgage-backed securities are generally low risk as they are either guaranteed by the U.S government or by U.S. government-sponsored entities.

Mortgage-backed securities are also preferred by the Company due to expected payment streams from the mortgages underlying this type of security which provide liquidity. Mortgage-backed securities decreased $7.4 million to $72.3 million at year-end 2012 from $79.7 million at year-end 2011 primarily from the payments received during the year. Although Table 4 shows that the contractual maturities of the mortgage-backed securities are primarily greater than 10 years, the expected average life of these securities at year-end 2012 is approximately 3 years. Mortgage-backed securities are expected to be paid back sooner than their contractual maturity as the mortgages underlying these securities will be reduced due to regular payments, sales of the homes securing the loans and refinancing. At year-end 2012, interest rates remain at historic lows and, if interest rates should increase, the Company may reinvest payments received on these securities to purchase higher yielding interest earning assets.

In 2011, the Company sold securities for capital management purposes and recognized gains of $527,000 which increased the capital at the Bank and Company. During 2011, the Company sold other bonds consisting of Collateralized Debt Obligations (“CDOs”) and equity securities consisting of Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) preferred stock that had previously been totally written off and recognized a gain of $250,000 on the bonds and $142,000 on the equity securities. In 2011, the Company also sold $19.6 million of its mortgage-backed securities for $19.7 million at a gain of $135,000 and purchased $19.8 million of other mortgage-backed securities diversifying the underlying collateral of the Company’s mortgage-backed securities portfolio. During 2010, the Company received proceeds of $105.7 million and recognized gains of $2.4 million from the sale of securities.

During 2012, the Company recognized no other than temporary impairment losses on its securities. During 2011, the Company recognized $163,000 of other than temporary impairment losses as it wrote down the remaining carrying value of its CDOs and FNMA and FHLMC preferred stock after recognizing $659,000 of impairment losses on these securities in 2010.

The Company pledges securities to secure public deposits, repurchase agreements and for other purposes as required or permitted by law. At December 31, 2012, the Company had $53.6 million of its securities pledged, or 67.7 percent of its total securities portfolio as compared with $57.0 million or 65.5 percent of its securities portfolio at year-end 2011.

Holdings of securities issued by states and political subdivisions at year-end 2012, which were all federally tax-exempt, decreased $525,000 to $2.6 from $3.1 million at year-end 2011. As the Company lacked taxable income during 2012, the Company was unable to take full advantage of the interest deductions provided by tax-exempt securities issued by states and political subdivisions. As a result of the lack of taxable income, the Company chose to let its investment in these types of securities decrease as maturities occurred during 2012.

The maturity distribution and average yields, on a fully tax equivalent basis, of the securities portfolio at December 31, 2012 is shown in Table 4, “Securities Maturity Schedule & Yields”.

Table 4 - Securities Maturity Schedule & Yields
( $ 000s)

			Greater than		Greater than
			1 yr. and less		5 yrs. and less
	Less than or		than or equal		than or equal		Greater than
Securities available for sale	equal to 1 yr.		to 5 yrs.		to 10 yrs.		10 yrs.		Totals
As of December 31, 2012	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield

States and political subdivisions (1)	$124	5.38%	$545	5.57%	$1,400	6.57%	$523	6.37%	$2,592	6.30%
Mortgage-backed securities (2)	0	0.00	25	8.00	0	0.00	72,241	2.69	72,266	2.69
Equity securities	4,292	2.23	0	0.00	0	0.00	0	0.00	4,292	2.23

Total	$4,416	2.32%	$570	5.87%	$1,400	6.57%	$72,764	2.72%	$79,150	2.79%

(1) -	The yield is reflected on a fully tax equivalent basis utilizing a 34% tax rate.
(2) -	Mortgage-backed securities reflect the contractual maturity of the related instrument.

Table 5 - -Loans and Lease Portfolio
( $ 000s)

As of December 31,	2012	2011	2010	2009	2008

Commercial	$13,120	$15,827	$20,927	$31,685	$54,529
Real estate-construction	21,128	28,504	29,776	39,006	57,707
Real estate-mortgage 1-4 family	32,417	35,758	41,228	43,803	47,289
Real estate-mortgage 5+ family	27,787	35,977	44,021	54,986	55,302
Real estate-mortgage commercial	159,729	183,881	223,546	232,634	234,765
Home equity	17,365	21,266	23,392	26,501	26,826
Leases	12	295	442	955	2,352
Installment	1,291	1,476	1,807	2,236	2,745
Total loans and leases	272,849	322,984	385,139	431,806	481,515
Deferred loan fees	(52)	(271)	(350)	(520)	(703)
Loans and leases, net of unearned and deferred loan fees	272,797	322,713	384,789	431,286	480,812
Allowance for loan and lease losses	(20,727)	(18,984)	(18,336)	(18,027)	(10,402)

Loans and leases, net	$252,070	$303,729	$366,453	$413,259	$470,410

Note:
The Company had no foreign loans outstanding at December 31, 2012.

LOAN AND LEASE PORTFOLIO

The Company’s loan and lease portfolio is the largest interest earning asset of the Company. In 2012, the Company’s loans and leases provided $15.0 million of interest income, 87.3% of the interest income generated by the Company. In 2011, interest on loans and leases accounted for 88.6% of interest income as compared with 86.6 percent in 2010.

For purposes of this discussion, when loans are mentioned it should be understood to include leases unless specified otherwise. As shown in Table 5, “Loan and Lease Portfolio”, loans, net of unearned income and deferred loan fees at December 31, 2012 totaled $272.8 million, decreasing $49.9 million from year-end 2011. At December 31, 2011, loans, net of unearned income and deferred loan fees, totaled $322.7 million and decreased $62.1 million from December 31, 2010. The Company’s lending activities relate mainly to loans to small and mid-sized businesses in the Lake County, Illinois area and adjoining areas in the surrounding counties in northeastern Illinois and southeastern Wisconsin.

Sustained weakness in local economic conditions continued during 2012 and caused lower general loan demand from commercial borrowers. Economic uncertainties, such as falling values of real estate used for collateral, have caused the Company to implement stricter underwriting policies. These factors contributed to reductions in the Company’s loans during 2012. Also contributing were net loan charge-offs of $9.4 million during 2012 and the transfer of $4.8 million in loans into other real estate owned as properties securing nonperforming loans were obtained through, or in lieu of, foreclosure.

At December 31, 2012, 2011 and 2010, over 94 percent of the Company’s loans were secured by real estate. Real estate-mortgage commercial loans are loans secured by properties that are primarily nonresidential properties and include office buildings, hotels, stores, restaurants, warehouses and other commercial properties. These loans decreased $24.2 million in 2012 to $159.7 million at year-end compared with $183.9 million at year-end 2011 after decreasing $39.6 million as compared with year-end 2010. At year-end 2012, these loans accounted for over 58 percent of the Company’s total loan portfolio. They include hotel industry loans that totaled $45.7 million at year-end 2012 or 17 percent of total loans, which decreased by $1.3 million from $47.0 million or 15 percent of total loans at year-end 2011.

The Company’s loans secured by 1–4 family homes declined in 2012 by $3.3 million after decreasing $5.5 million in 2011. The majority of real estate mortgage 1–4 family loans are for commercial purposes where residences are used as collateral.

At December 31, 2012, the Company had loans secured by residential units of 5 or more families totaling $27.8 million, decreasing $8.2 million from December 31, 2011. During 2012, this decline was attributable to scheduled loan payments and payoffs. These loans decreased during 2011 by $8.0 million as $6.0 million of these loans were transferred to other real estate owned and $3.1 million were charged off.

At December 31, 2012, real estate construction loans totaled $21.1 million as compared with $28.5 million and $29.8 million at December 31, 2011 and 2010, respectively. It is expected that, unless local economic conditions improve, these loans will continue to decrease in 2013.

At December 31, 2012, the Company’s retail lending of combined home equity and installment loans declined by $4.1 million in 2012 to $18.7 million after decreasing $2.5 million from 2010. Home equity loans, a revolving line of credit with a variable interest rate tied to the prime lending rate, totaled $17.4 million at year-end 2012 and decreased $3.9 million from year-end 2011.

The Company had reductions of $2.7 million in its commercial loans not secured by real estate. Year-end 2012 balances of these loans were $13.1 million as compared with year-end 2011 balances of $15.8 million and year-end 2010 balances of $20.9 million. The reduction to commercial loans came primarily from principal payments.

Lower general loan demand and stricter underwriting during 2012 and 2011 were not only reflected in decreased loan balances but also in decreased unfunded loan commitments at year-end 2012. The Company’s loan commitments totaled $28.6 million at December 31, 2012, declining $3.6 million from $32.2 million at December 31, 2011 after declining $4.3 million from $36.5 million at December 31, 2010. Standby letters of credit issued by the Company decreased to $1.1 million at year-end 2012 from $2.3 million at year-end 2011 after declining from $3.2 million at year-end 2010.

At December 31, 2012, the Company had loans totaling $110,000 to related parties. Related parties are directors and officers, including their related interests, of the Company or its subsidiaries. Commitments for loans to related parties at year-end 2012 totaled $99,000. Loans and commitments are made to related parties at the same terms and conditions that are available to the public.

Table 6 - Loan Maturity Schedule
($ 000s)

As of December 31, 2012	Less than or equal to 1 yr.	Greater than 1 yr. and less than or equal to 5 yrs.	Greater than 5 yrs.	Totals
Commercial	$6,855	$3,421	$2,844	$13,120
Real estate-construction	17,431	3,697	0	21,128
Total	$24,286	$7,118	$2,844	$34,248
Percent of total	70.91%	20.78%	8.31%	100.00%

Commercial and real estate-construction loans maturing after one year:

Fixed rate	$7,624
Variable rate	2,338
Total	$9,962

NONPERFORMING ASSETS

Nonperforming assets consist of nonperforming loans and leases and other real estate owned. For purposes of this discussion, when loans are mentioned it should be taken to include leases unless specified otherwise. As shown in Table 7, nonperforming assets at year-end 2012 were $85.4 million or 20.7% of total assets, decreasing $5.6 million from year-end 2011. During 2011, nonperforming assets decreased by $4.7 million to $91.0 million compared with December 31, 2010 levels of $95.7 million.

Nonperforming loans are: (1) loans accounted for on a nonaccrual basis; (2) accruing loans that are well secured and in the process of collection that are contractually past due ninety days or more as to interest or principal payments; and (3) accruing loans classified as troubled debt restructurings (“TDRs”). Total nonperforming loans at December 31, 2012 were $73.6 million, increasing $1.9 million as compared with $71.7 million at December 31, 2011 after decreasing $326,000 from $71.4 million at December 31, 2010. Nonperforming loans totaled 31.0% of total loans at year-end 2012 as compared with 22.2% of total loans at year-end 2011 as total loans declined during 2012. Although TDRs totaling $52.7 million at December 31, 2012 were considered nonperforming, these loans continue to make payments.

Accrual of uncollectible income on problem loans inflates income and, if recognized in an untimely fashion, can have a dramatic negative impact on earnings. Any loan meeting one of the following criteria is placed on nonaccrual status and all related interest earned but not collected is reversed at this time:

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

Loans meeting any of the criteria above may be exempted from this policy if unanimously agreed upon and duly documented by the Directors Loan Committee. In general, all accrued interest on an exposure placed on nonaccrual status is charged-off to income. A loan may be returned to accrual status if the borrower demonstrates repayment performance for a reasonable period prior to the date the loan is returned to accrual status and there is evidence to support that payments will continue. A reasonable period of repayment performance would be a period of at least six months, but may be less depending on the particular circumstances.

The Company is attempting to work with nonaccrual borrowers to resolve the issues, but in many cases the Company may have to foreclose on the properties securing loans if the loans are secured by real estate.

At December 31, 2012, the Company’s nonaccrual loans, loans where interest is no longer earned and where payments received are applied to the principal balance, totaled $19.0 million primarily secured by real estate. Nonaccrual loans secured by commercial properties total $16.6 million at year-end 2012.

The Company’s three largest nonaccrual loan relationships at year-end 2012 totaled $13.9 million and accounted for over 75% of the Company’s nonaccrual loans.

Loans totaling $7.3 million secured by commercial real estate consisting of office space/industrial park units were placed on nonaccrual status during 2012 as the borrower experienced cash flow difficulties due to vacancies. The Company has allocated $874,000 of its allowance for loan and lease losses to this loan relationship and is in the process of foreclosure.

A loan relationship secured by commercial real estate totaling $3.8 million has been on nonaccrual status since 2011 due to inadequate cash flows. The Company is working with the borrower and has not foreclosed due to the current marketability of the property and the borrower’s continued upkeep of the property. The Company has allocated $456,000 of its allowance for loan and lease losses at year-end 2012 to this loan relationship.

A $2.7 million loan secured by commercial real estate consisting of a motel and one additional property was placed on nonaccrual status during 2012 due to cash flow difficulties. The Company is working with the borrower. As the value of the underlying collateral is greater than the loan balance, the Company has made no allocation of its allowance for loan and lease losses at year-end 2012 to this loan relationship.

At December 31, 2012, the Company had $1.9 million in nonperforming loans that were 90 days past due and still accruing interest as compared with $490,000 at year-end 2011 and $1.1 million at year-end 2010. These loans were fully secured and in the process of collection. The largest 90 days past due and still accruing loan at December 31, 2012 was a $1.4 million commercial mortgage loan on a hotel in which the Company owns a portion of the total loan. The borrower was seeking to renew the loan and at year-end the participating banks were in discussions with the borrower.

Loans classified as TDRs are considered nonperforming loans as principal and interest will not be collected within the contractual terms of the original note. Restructuring of loans is undertaken to improve the likelihood that the loan will be repaid in full under the modified terms in accordance with a reasonable repayment schedule. All restructured loans are evaluated to determine whether the loans should be reported as a TDR. A loan is a TDR when the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower by modifying or renewing a loan that the Company would not otherwise consider. To make this determination the Company must determine whether (a) the borrower is experiencing financial difficulties and (b) the Company granted the borrower a concession. This determination requires consideration of all of the facts and circumstances surrounding the modification. An overall general decline in the economy or some deterioration in a borrower’s financial condition does not automatically mean the borrower is experiencing financial difficulties.

Some of the factors reviewed to determine whether the borrower is experiencing financial difficulties are: 1) is the borrower currently in default on any of its debts; 2) has the borrower declared or is in the process of declaring bankruptcy; or 3) absent the current modification, would the borrower more than likely default. Factors to consider in determining whether the Company has granted a concession include: lowering the interest rate, extending the maturity date, forgiving debt, reducing accrued interest or changing the payment to interest only for an extended period of time.

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

At December 31, 2012, the Company had $52.7 million of TDR loans still accruing as compared with $51.7 million at year-end 2011 and $44.1 million at year-end 2010. Poor economic conditions over the past three years have caused cash flow difficulties for many borrowers. The TDR loans at December 31, 2012, were primarily secured by real estate.

The largest concentration of TDRs at December 31, 2012 were to hotels totaling $19.9 million at December 31, 2012 or nearly 38 percent of total TDRs as compared with $33.8 million at December 31, 2011 and $28.2 million at December 31, 2010. The Company entered into loan modification agreements with these borrowers as the hotels were affected by lower occupancy rates that negatively impacted cash flows. At year-end 2012, all hotel TDRs were in compliance with their modified payment schedules. The Company has allocated $6.1 million of its allowance for loan and lease losses to the hotel TDRs as compared with $5.1 million at year-end 2011 and $4.1 million at year-end 2010.

At December 31, 2012, the Company also has a concentration of TDRs consisting of real estate-construction loans totaling $14.1 million as compared with $2.4 million at December 31, 2011. These TDR real estate-construction loans account for 27 percent of total TDRs at year-end 2012. At year-end 2012, these TDRs were in compliance with their modified payment schedules. The Company has allocated $3.3 million of its allowance for loan and lease losses to these TDRs.

Another way of classifying nonperforming loans is as impaired loans. The Company considers a loan impaired if full principal and interest is not expected to be collected within the contractual terms of the original note. Impaired loans and leases are carried at the present value of expected cash flows discounted at the loan’s effective interest rate or at the fair value of the collateral if the loan is collateral dependent. Both nonaccrual and TDR loans are considered impaired. At December 31, 2012, impaired loans totaled $71.9 million as compared with $71.2 million at year-end 2011 and $80.6 million at year-end 2010.

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

Another component of nonperforming assets is other real estate owned, consisting of assets acquired through loan foreclosure or deeds received in lieu of foreclosure. At December 31, 2012, other real estate owned totaled $11.7 million decreasing $7.6 million from $19.3 million at December 31, 2011. The fair value of other real estate owned is reviewed by management at least quarterly to help ensure the reasonableness of its carrying value, which is lower of cost or the fair value less estimated selling costs.

The Company’s total other real estate owned decreased $7.6 million during 2012, to $11.7 million at year-end, as proceeds of $7.3 million from sales of properties were received with net losses of $247,00. Write-downs to other real estate of $4.9 million were also recognized during 2012 due to decreases in real estate values. Offsetting these decreases was $4.8 million in loans transferred into other real estate owned during 2012.

At year-end 2012, the Company’s other real estate owned consisted of $3.4 million of vacant land, $1.4 million of 1-4 family residential properties, $1.0 million of 5+ family residences and $5.9 million of commercial real estate properties. The Company is actively seeking to sell these properties.

Table 7 - Nonperforming Assets
($ 000s)

December 31,	2012	2011	2010	2009	2008
Loans and leases:
Nonaccrual status	$18,985	$19,460	$26,129	$41,589	$36,624
90 days or more past due, still accruing	1,931	490	1,141	30	442
Troubled debt restructurings	52,708	51,738	44,092	0	0
Total nonperforming loans and leases	73,624	71,688	71,362	41,619	37,066
Other real estate owned	11,744	19,342	24,326	19,198	10,575

Total nonperforming assets	$85,368	$91,030	$95,688	$60,817	$47,641

Nonperforming loans and leases as a percentage of total loans and leases, net of unearned income and deferred loan fees	26.98%	22.21%	18.55%	9.65%	7.71%
Nonperforming assets as a percentage of total assets	20.66	19.66	18.00	9.77	7.44
Nonperforming loans and leases as a percentage of the allowance for loan and lease losses	355.21	377.62	389.19	230.87	356.34

Notes:
Loans and leases are placed in nonaccrual status when they are 90 days past due, unless they are fully secured and in the process of collection.

Impaired Loans - At December 31, 2012, 2011, 2010, 2009, and 2008, impaired loans totaled $71,854,000, $71,198,000, $80,552,000, $56,254,000 and $43,756,000, respectively, and include nonaccrual and trouble debt restructured loans.

PROVISION TO THE ALLOWANCE FOR LOAN AND LEASE LOSSES

During 2012, the Company had a provision to the allowance for loan and lease losses (“ALLL”) of $11.1 million, an increase of $4.2 million from $6.9 million during 2011 which decreased from $9.7 million in 2010. The provision for 2012 increased due to the continued weakness in real estate values on properties securing impaired loans as well as increases in the amount of impaired loans. The ALLL totaled $20.7 million at year-end 2012 as compared with $19.0 million at year-end 2011 and $18.3 million at year-end 2010. The ALLL to total loans at year-end 2012 was 7.6% as compared with 5.9% at year-end 2011 and 4.8% at year-end 2010.

The ALLL is a valuation allowance for probable incurred credit losses, increased by the provision for loan and lease losses and decreased by charge-offs net of recoveries. The ALLL represents one of the most significant estimates in the Bank’s financial condition. Accordingly, the Bank endeavors to provide a comprehensive and systematic approach for determining management’s current judgment about the credit quality of the loan portfolio.

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

As shown in Table 8, “Analysis of the Allowance for Loan and Lease Losses”, during 2012 there were net charge-offs of $9.4 million compared with $6.3 million in 2011 and $9.4 million in 2010. Table 8 also indicates the types of loans charged-off and recovered for the five years from 2008 through 2012 as well as each year’s provision. The table shows that the largest loan charge-offs during those years were in 2009.

The Company’s allocation of the ALLL to the various loan segments is illustrated in Table 9. The allocations of the ALLL to real estate construction and real estate commercial loans at year-end 2012 totaled $16.2 million or 77.9% of the total ALLL.

It should be noted that negative changes to the collateral value or events that may disrupt the borrowers’ expected cash flows might require additional provisions.

Based upon management’s analysis, the Company believes that the allowance for loan and lease losses at December 31, 2012 is adequate to cover probable incurred loan losses.

Table 8 - Analysis of the Allowance for Loan and Lease Losses
($ 000s)

Years ended December 31,	2012	2011	2010	2009	2008

Balance at beginning of year	$18,984	$18,336	$18,027	$10,402	$4,606
Charge-offs:
Commercial	(620)	(911)	(361)	(8,487)	(2,788)
Real estate-construction	(3,239)	(326)	(1,800)	(465)	(1,682)
Real estate-mortgage 1-4 family	(197)	(531)	(0)	(546)	(2,045)
Real estate-mortgage 5+ family	0	(3,121)	(680)	(6)	(0)
Real estate-mortgage commercial	(4,669)	(1,326)	(4,919)	(5,278)	(0)
Home equity	(668)	(175)	(1,391)	(500)	(1,540)
Leases	0	(0)	(306)	(829)	(0)
Installment	(39)	(6)	(33)	(23)	(65)
Total charge-offs	(9,432)	(6,396)	(9,490)	(16,134)	(8,120)
Recoveries
Commercial	22	51	125	28	216
Real estate-construction	0	1	0	942	0
Real estate-mortgage 1-4 family	21	7	0	4	33
Real estate-mortgage 5+ family	0	0	0	0	0
Real estate-mortgage commercial	30	82	0	0	0
Home equity	0	0	0	0	2
Leases	0	0	0	0	0
Installment	2	3	6	7	2
Total recoveries	75	144	131	981	253
Net charge-offs	(9,357)	(6,252)	(9,359)	(15,153)	(7,867)
Additions charged to operations	11,100	6,900	9,668	22,778	13,663

Balance at end of year	$20,727	$18,984	$18,336	$18,027	$10,402

Allowance as a % of total loans and leases net of unearned income and deferred loan fees	7.60%	5.88%	4.77%	4.18%	2.16%

Net charge-offs during the year to average loans and leases outstanding during the year	3.14%	1.71%	2.30%	3.24%	1.67%

Table 9 - Allocation of the Allowance for Loan and Lease Losses
($ 000s)

December 31,	2012		2011		2010		2009		2008
		Percent		Percent		Percent		Percent		Percent
		of loans		of loans		of loans		of loans		of loans
	Amount	in each	Amount	in each	Amount	in each	Amount	in each	Amount	in each
		category		category		category		category		category
		to total		to total		to total		to total		to total
		loans		loans		loans		loans		loans

Commercial	$761	4.81%	$792	4.90%	$1,013	5.43%	$516	7.34%	$2,390	11.32%
Real estate-construction	4,606	7.74	3,149	8.83	2,842	7.73	2,591	9.03	1,178	11.98
Real estate-mortgage 1-4 family	1,337	11.88	865	11.07	988	10.71	725	10.14	1,382	9.82
Real estate-mortgage 5+ family	1,547	10.19	1,646	11.14	1,025	11.43	799	12.74	817	11.49
Real estate-mortgage commercial	11,575	58.54	12,018	56.93	11,977	58.04	12,138	53.87	4,198	48.76
Home equity	878	6.37	500	6.58	468	6.07	1,241	6.14	367	5.57
Leases	0	0.00	0	0.09	0	0.12	0	0.22	9	0.49
Installment	23	0.47	14	0.46	23	0.47	17	0.52	61	0.57

Total	$20,727	100.00%	$18,984	100.00%	$18,336	100.00%	$18,027	100.00%	$10,402	100.00%

DEPOSITS

The Bank provides traditional deposit services to retail, corporate and public entities. These include demand deposit checking accounts, interest bearing demand deposits (“NOW”), money market, savings and time deposit accounts. The Company believes that the deposit function solidifies the Bank’s identity to the communities it serves and provides the foundation for future growth.

The Dodd–Frank Wall Street Reform and Consumer Protection Act was signed into law by President Barack Obama on July 21, 2010. The Act permanently raised the FDIC insurance coverage to $250,000 per depositor. It also provided unlimited FDIC insurance coverage of noninterest-bearing transaction accounts through December 31, 2012.

Since the Bank is under the 2013 Consent Order, it is considered “adequately capitalized” even if it exceeds the levels of capital set forth in the Order. As such the Bank may not accept or renew brokered deposits without the prior approval of the FDIC. Brokered deposits include deposits with rates of interest that are more than 75 basis points above the national average rate for various deposit types as determined by the FDIC. The Bank reviews the national average rates weekly to confirm that its deposit rate offerings are within the FDIC parameters.

At year-end 2012, the Bank’s deposits totaled $358.6 million, a decrease of $39.0 million or 9.8% from year-end 2011 after decreasing $49.0 million from 2010. Deposits decreased during 2012 as the Company reduced its reliance on time deposits and brokered and wholesale certificates of deposit.

For liquidity purposes, the Bank began to accept wholesale internet time deposits in 2010. The rates offered on the internet time deposits were within the 2013 Consent Order requirements and are generally comparable to rates paid on local deposits. These time deposits decreased $21.1 million to $7.4 million at year-end 2012 as compared with $28.5 million at year-end 2011 and $48.6 million at year-end 2010. The Company expects that these deposits will further decrease in 2013.

The Company lowered its brokered time deposits by $9.9 million to $2.0 million at year-end 2012 from $11.9 million at year-end 2011 after decreasing from $32.2 million at year-end 2010. At year-end 2012, the Company’s brokered time deposits consisted entirely of CDARS time deposits. The Company has been decreasing its dependence on brokered deposits and can no longer issue CDARS time deposits without the prior approval of the FDIC. As such, the Company expects that during 2013 these deposits will be further reduced.

Retail deposits totaled $265.2 million at December 31, 2012 compared with $271.8 million at year-end 2011 decreasing $6.6 million. Retail deposits as a percentage of total deposits were approximately 74% at year-end 2012 as compared with 68% at year-end 2011 and 63% at year-end 2010.

Much of the Bank’s loan portfolio is to commercial customers and the Bank provides these customers with deposit products. Commercial deposits, excluding wholesale internet time deposits, totaled $49.7 million at December 31, 2012, decreasing $1.7 million from year-end 2011. Commercial deposits as a percentage of total deposits were approximately 14% at year-end 2012 compared with 13% at year-end 2011 and 12% at year-end 2010.

The Bank’s main office and two of its branches are located in the local county seat and the Bank has traditionally had deposit relationships with local public entities. Public deposits increased slightly to $34.3 million compared with $34.2 million at year-end 2011 and $35.0 million at year-end 2010. Public deposit balances often fluctuate based on the municipalities’ liquidity needs and the timing of tax collections. The Bank must often pledge securities for its public deposits.

Table 10 - Deposits
($ 000s)

December 31,	2012		2011		2010

		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total

Demand - noninterest bearing	$68,323	19.05%	$67,955	17.09%	$61,341	13.74%
Interest bearing demand	60,874	16.98	58,002	14.59	58,815	13.17
Money market accounts	51,680	14.41	53,185	13.38	53,056	11.88
Savings	71,022	19.81	66,172	16.64	63,137	14.14
Time, $100,000 and over	42,720	11.91	69,837	17.56	97,227	21.77
Time, under $100,000	61,971	17.28	70,627	17.76	80,792	18.09
Time, brokered	2,004	0.56	11,853	2.98	32,183	7.21

Total deposits	$358,594	100.00%	$397,631	100.00%	$446,551	100.00%

Core deposits are those retail and commercial demand, interest bearing demand, money market and savings accounts that have generally lower interest costs and are considered more stable. Total core deposits at year-end 2012 totaled $220.2 million increasing $5.2 million, or 2.4%, from $215.0 million at year-end 2011 after increasing $6.5 million from $208.5 million at year-end 2010. Most of the 2012 increase to core deposits was from growth in retail savings accounts that increased $4.6 million.

During 2012, interest rates were generally at historic lows and the Bank attempted to price its deposit product rates at the midpoint of local market rates. This strategy was successful as the Company lowered rates paid on its interest bearing liabilities by 27 basis points in 2012 compared to 2011. As illustrated in Table 1, time deposit rates in 2012 averaged 0.51%, decreasing 38 basis points from 0.89% in 2011 after decreasing 74 basis points from 2010. As most time deposits have opened or renewed at lower interest rates, the Company does not expect to see the rates on time deposits decline significantly in 2013.

The Company had related party deposits totaling $7.0 million at December 31, 2012. The deposits from related parties were issued at the same terms and conditions that were offered to other customers.

Table 11 - Time Deposits, $100,000 and Over Maturity Schedule
($ 000s)

		Greater than	Greater than
		3 mos. and less	6 mos. and less
	Less than or	than or equal	than or equal	Greater than
As of December 31, 2012	equal to 3 mos.	to 6 mos.	to 12 mos.	to 12 mos.	Total

Time deposits, $100,000 and over:
Retail deposits	$8,720	$4,951	$6,063	$7,810	$27,544
Corporate deposits	5,974	963	2,700	2,459	12,096
Public fund deposits	1,300	978	802	0	3,080

Total time deposits $100,000 and over	$15,994	$6,892	$9,565	$10,269	$42,720

Note:
The Company has no foreign banking offices or deposits.

SECURITIES SOLD UNDER REPURCHASE AGREEMENTS
AND OTHER SHORT-TERM BORROWINGS

Securities sold under repurchase agreements (“repurchase agreements”) provide a source of funds to the Company. Most municipalities, other public entities and some other organizations require that their funds be insured or collateralized. With the ending of unlimited FDIC insurance coverage of noninterest-bearing transaction accounts on December 31, 2012, the collateralization provided by repurchase agreements may become even more attractive to commercial customers as an alternative to deposits.

The Company offers repurchase agreements as an overnight product in which customers invest their excess funds or as a term product. At year-end 2012, the Company had $19.3 million in repurchase agreements compared with $19.5 million and $35.5 million at year-ends 2011 and 2010, respectively. At year-end 2012, repurchase agreements consisted of $17.9 million in the overnight product and $1.4 million in the term product. At year-end 2012, the Company had repurchase agreements where the securities had a carrying value of $23.0 million as compared with $23.5 million at year-end 2011.

The Company had no short-term borrowings from the Federal Home Loan Bank of Chicago during 2012 and 2011 with the exception each year of a $1.0 million draw for two days as a contingency test of its line of credit as compared with average Federal Home Loan borrowings of $1.7 million in 2010. At year-end 2012, the Company had availability of $15.3 million in borrowings from the Federal Home Loan Bank. During 2012, the Company pledged loans to Federal Reserve Bank of Chicago for a line of credit and, while having no short-term borrowings outstanding, had availability in borrowings of $121,000 at year-end.

Table 12 - Securities Sold Under Repurchase Agreements
($ 000s)

At or for the Year Ended December 31,	2012	2011	2010

Average daily balance outstanding during the year	$18,172	$24,144	$40,217
Weighted average interest rate during the year	0.05%	0.30%	0.66%
Maximum amount outstanding	$21,494	$29,586	$46,044
Balance at end of year	19,262	19,455	35,517
Weighted average interest rate at end of year	0.02%	0.17%	0.44%

Table 13 - Capital Standards
($ 000s)

As of December 31, 2012:

Minimum Capital Requirements	$	%

Tier I Capital to Net Average Fourth Quarter Assets
Required	$16,884	4.00%
Actual	19,254	4.56

Capital to Risk-based Assets:
Tier I:
Required	$10,356	4.00%
Actual	19,254	7.44
Tier II:
Required	$20,712	8.00%
Actual	27,395	10.58

CAPITAL & REGULATORY MATTERS

Capital is important to the Company as it provides a basis for future growth and provides a base to absorb any financial setbacks that might be encountered.

Total stockholders’ equity was $15.9 million at December 31, 2012, decreasing $12.6 million from year-end 2011. Stockholders’ equity declined due to the Company’s net loss of $12.6 million and accrual for dividends on the preferred stock of $1.0 million. These declines were partially offset by the $856,000 increase to accumulated other comprehensive income relating to the unrealized gain on securities available for sale, net of deferred tax at year-end 2012 and $106,000 of accretion on the unearned portion of restricted stock awards. The book value of the Company’s outstanding common stock at December 31, 2012 was a negative $0.30. December 31, 2011 book value of common stock was $2.65 per share and $3.95 at December 31, 2010.

Regulatory statutory capital guidelines require that the amount of capital increase with the amount of risk inherent in a company's balance sheet and off-balance sheet exposures. Minimum statutory capital requirements for Tier I Capital to average assets and Tier I Capital to risk weighted assets are that they must both be above 4.00%. As shown in Table 13, at December 31, 2012, the Company’s Tier I Capital to average assets was at 4.56% and Tier I Capital to risk-weighted assets was at 7.44%. The minimum statutory requirement for Tier II Capital to risk based assets is 8.00%, while the Company’s capital for this ratio was 10.58%.

The Bank’s Tier 1 Capital to average assets ratio and total risked-based capital ratio were 6.67% and 12.11%, respectively, as of December 31, 2012. The Bank’s Tier 1 Capital to average assets ratio was below the capital levels required by the 2013 Consent Order of 8.00% while the Bank’s total risked-based capital ratio was above the 12.00% level required by the 2013 Consent Order.

Bank regulators, including the Federal Reserve Board have proposed new guidelines that would revise and replace the current bank holding company and bank capital rules consistent with agreements reached by the Basel Committee on Banking Supervision (“Basel III”). However, until the Basel III capital rules are finalized, the effect on the Company and Bank cannot be predicted.

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

In January 2011, 207,500 shares of restricted stock were issued pursuant to the 2009 Restricted Stock Plan from the Company’s treasury stock. During 2012 and 2011, employees, who left the Company, forfeited 9,000 shares of restricted stock which were returned to treasury stock, and 80,500 shares of restricted stock issued to directors and employees vested. Subsequently on January 15, 2013, the remaining 118,000 restricted stock shares vested in accordance with the award agreement. The expense attributable to the restricted stock awards totaled $106,000 and $238,000 during 2012 and 2011, respectively. On March 7, 2013, the Company filed a post-effective amendment to its Registration Statement on Form S-8 to deregister all shares of the Company’s common stock covered by the Form S-8 Registration Statement that remained unsold under the Plan.

In January 2009, the Company’s stockholders approved an amendment to the Certificate of Incorporation allowing the Company to issue preferred stock in conjunction with the Company’s application in late 2008 with the Treasury to participate in the TARP CPP. During January 2009, the Company received approval from the Treasury for TARP funds in the amount of $17.2 million and these funds were received by the Company in February 2009. These funds provided additional liquidity to the Company and are considered components of Tier I Capital. Under the terms of the TARP CPP the Company issued 17,211 shares of preferred stock to the Treasury having a dividend of 5.0%. This rate increases to 9.0% in February 2014. In addition, the Company issued 584,084 stock warrants allowing the Treasury to purchase the Company’s common stock at a price of $4.42 per share according to the TARP agreement.

On March 17, 2011, the Company and the Federal Reserve Bank (“Reserve Bank”) entered into a Written Agreement. Pursuant to the Written Agreement, among other things, the Company has agreed to: (i) serve as a source of strength to the Bank; (ii) abstain from paying any dividends, redeeming any stock or incurring any debt without Federal Reserve approval; (iii) adopt a capital plan; (iv) provide the Federal Reserve with cash flow projections on a quarterly basis; (v) notify the Federal Reserve of the proposed addition of any individual to the Board of Directors or the employment of any individual as a senior executive officer of the Company before such addition or employment becomes effective; and (vi) provide progress reports to the Federal Reserve concerning the Company’s compliance with the Written Agreement. Prior to the Written Agreement, the Company entered adopted a Board Resolution dated November 17, 2009 which the Written Agreement superseded. The Board Resolution was concerned with the Company’s conservation of financial resources.

Management and the board of directors are committed to complying with the terms of the Written Agreement, and have already taken, and continue to take, numerous steps to address these matters. The Company reports to the Federal Reserve quarterly regarding its progress in complying with the provisions included in the Written Agreement. Compliance with the terms of the Written Agreement will be an ongoing priority for management of the Company. See also Note 20-“Management Plans” to the condensed consolidated financial statements included herein.

In response to the Board Resolution, the Company in November 2009 notified the Treasury of its intent to suspend its dividend payments on its TARP Series A Preferred Stock. The suspension of the dividend payments is permissible under the terms of the TARP CPP, but the dividend is a cumulative dividend and failure to pay dividends for six dividend periods triggers board of director appointment rights for the holder of the Series A Preferred Stock. At December 31, 2012, the Company had suspended thirteen dividend payments. On December 18, 2012, P. David Kuhl was appointed to the board of directors of the Company pursuant to the terms of the TARP CPP. The appointment was made following the consideration of several candidates proposed by both the Company and Treasury. After consideration of these multiple candidates, the Treasury and Company both agreed that Mr. Kuhl satisfied their respective criteria and that he was therefore best suited to assume the role of a director of the Company. Although not required to do so under the terms of the Series A Preferred Stock, the board of directors of the Company also appointed Mr. Kuhl to the board of directors of the Bank. In January 2011, the Company agreed to allow a Treasury observer to attend its board of directors meetings. However with Mr. Kuhl’s appointment, the Treasury observer attendance has been discontinued and Treasury has the contractual right to appoint one more director. While dividends are being deferred on the preferred stock issued under the TARP CPP, the Company may not pay dividends on its common stock.

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

On April 16, 2010, the Bank’s board of directors, management, the FDIC and the IDFPR entered into the 2010 Consent Order. On January 14, 2013, the 2010 Consent Order was terminated and was replaced by the 2013 Consent Order. Both the 2010 and the 2013 Consent Orders require, among other items, continued Bank Board of Directors oversight, certain minimum capital levels, action plans to reduce and manage its classified assets, and restrictions on the payment of dividends without prior approval from its regulators. Various items required of the Bank, as agreed to under the Consent Orders, are described in Note 19 - “Consent Order and Written Agreement” in the notes to the condensed consolidated financial statements. The Company believes that it and the Bank are addressing the items required by the Consent Order and Written Agreement.

Because the 2013 Consent Order establishes specific capital amounts to be maintained by the Bank, the Bank may not be considered better than “adequately capitalized” for capital adequacy purposes even if the Bank exceeds the levels of capital set forth in the 2013 Consent Order. The 2013 Consent Order requires the Bank to maintain Tier 1 Capital to average assets at a minimum of 8.00% and total risk-based capital ratio at a minimum of 12.00%. The Bank’s Tier 1 Capital to average assets ratio was 6.67% as of December 31, 2012, below the 2013 Consent Order while the Bank’s total risked-based capital ratio was 12.11%, above the level required.

As an adequately capitalized institution, the Bank may not accept, renew or roll over brokered deposits without prior approval of the FDIC. Brokered deposits also include deposits with rates of interest that are more than 75 basis points above the average national rates for those deposit products as determined by the FDIC. As of December 31, 2012, the Bank had $2.0 million of brokered time deposits consisting of CDARS time deposits previously opened with the FDIC’s consent.

Management and the board of directors are committed to complying with the terms of the 2013 Consent Order, and have already taken, and continue to take, numerous steps to address these matters. The Bank reports to the FDIC and the IDFPR quarterly regarding its progress in complying with the provisions included in the 2013 Consent Order. Compliance with the terms of the 2013 Consent Order will be an ongoing priority for management of the Bank. See also Note 20 - “Management Plans” to the condensed consolidated financial statements included herein.

Any material failure to comply with the provisions of the Written Agreement and the 2013 Consent Order could result in additional enforcement actions by the Federal Reserve Bank, the FDIC as allowed by 12 U.S.C. §1818 and the IDFPR. While the Company intends to take such actions as may be necessary to enable the Company and Bank to comply with the requirements of the Written Agreement and the 2013 Consent Order, there can be no assurance that the Company and Bank will be able to comply fully with the provisions or that efforts to comply will not have adverse effects on the operations and financial condition of the Company and the Bank.

In July 2010, Congress enacted regulatory reform legislation known as the Dodd-Frank Wall Street Reform and Consumer Protection Act, which the President signed into law on July 21, 2010. The Act permanently raised the FDIC insurance coverage to $250,000 per depositor. Among other things, it provided unlimited FDIC insurance coverage of noninterest-bearing transaction accounts through December 31, 2012. This law broadly affects the financial services industry by establishing a framework for systemic risk oversight, creating a resolution authority, mandating higher capital and liquidity requirements, requiring banks to pay increased fees to regulatory agencies and containing numerous other provisions aimed at strengthening the sound operation of the financial services sector. Many aspects of the law are subject to further rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact to the Company or across the industry.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The Company has contractual obligations that may not appear on the balance sheet. The largest of these off-balance sheet obligations is commitments to make loans or extend credit through standby letters of credit. At year-end 2012, the Company had commitments to make loans of $28.6 million as compared with $32.2 million at year-end 2011 and $36.5 million at year-end 2010. Letters of credit totaled $1.1 million at December 31, 2012 as compared with $2.3 million at December 31, 2011 and $3.2 million at December 31, 2010. Many of these commitments expire without being used. Table 14 presents the Company’s significant fixed and determinable contractual obligations by payment date. The payment amounts in Table 14 represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts or similar carrying amount adjustments.

Table 14 - Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements
($ 000s)

		Greater than	Greater than
		one year and less	three years and
	One year	than or equal	less than or	Greater than
As of December 31, 2012	or less	to three years	equal to five years	five years	Total

Long-term debt
Subordinated debentures	$0	$0	$0	$10,310	$10,310
Time deposits	85,225	15,704	5,766	0	106,695

Other contractual obligations
Standby letters of credit	1,103	0	0	0	1,103

CASH FLOWS AND LIQUIDITY

The statement of cash flows shows the Company’s sources and uses of cash. The three major activities of the Company that create cash flows are operating, investing and financing.

For the years 2012, 2011 and 2010, the Company, showed positive cash flows from operating activities as its net losses were adjusted to a cash basis. Net cash flows from operating activities in 2012 were $5.0 million after the net loss of $12.6 million was adjusted for non cash provisions for loan and lease losses of $11.1 million and non cash write-downs of other real estate owned of $4.9 million. During 2011, the Company showed net cash flows from operating activities of $6.4 million after the net loss of $6.7 million was adjusted for non cash provisions for loan and lease losses of $6.9 million, non cash write-downs of other real estate owned of $4.0 million and net decreases to other assets of $1.4 million. Net cash flows from operating activities in 2010 were $9.1 million after the net loss of $6.4 million was adjusted for non cash provisions for loan and lease losses of $9.7 million, non cash write-downs of other real estate owned of $3.8 million and net decreases to other assets of $2.5 million.

Cash flows from investing activities come from securities available for sale, loans, other real estate owned and property and equipment transactions. During 2012, the Company had net cash inflows from investing activities of $47.9 million of which $35.9 million was due to decreased loan balances; other real estate owned sold for $7.3 million; and $9.8 million from maturities, calls and payments on securities. Offsetting a portion of these cash flows were net outflows of $5.4 million in purchases of time deposits in other financial institutions.

During 2011, the Company had net cash inflows from investing activities of $65.9 million of which $46.3 million was due to decreased loan balances; other real estate owned sold for $10.6 million; and $9.0 million from maturities, calls and payments on securities. Proceeds from the sale of securities of $20.1 million during 2011 were mostly offset by purchases of securities of $19.8 million.

There were net cash inflows of $71.4 million during 2010, as the Company received $105.7 million from the sale of securities; $27.4 million from maturities, calls and payments on securities; $16.0 million from decreased loan balances; and $12.1 million from sales of other real estate owned. These inflows were partially offset by purchases of securities of $89.4 million.

Primary financing activities of the Company that can create cash flows are deposits, repurchase agreements, borrowings, payment of dividends, purchase of treasury stock and selling stock. The Company had net outgoing cash flows from financing activities of $39.1 million during 2012 caused by decreases in deposits. During 2011, the Company had net outgoing cash flows from financing activities of $64.9 million caused by decreases in deposits of $48.9 million and repurchase agreements of $16.1 million. During 2010, the Company had net outgoing cash flows from financing activities of $84.3 million caused by decreases in deposits of $70.7 million and repurchase agreements of $13.8 million.

The timing of these cash flows do not always match and the Company must use liquidity management to provide funds to fill the gaps. Liquidity management at the Bank involves the ability to meet the daily cash flow requirements of depositors wanting to withdraw funds, borrowers’ needs for credit and the Company’s operating needs.

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

As required by the 2013 Consent Order, Bank management has developed a liquidity plan that identifies the sources of liquid assets available to meet the Bank’s contingency funding over the next twelve months. This liquidity plan looks at the Bank’s ability to meet the cash flow requirements of customers and other operating needs and seeks to manage liquidity to meet these requirements.

The 2013 Consent Order also restricts payments of dividends from the Bank to the Company and as such conserves liquidity at the Bank. Dividends from the Bank are needed to fund dividend payments to the Company’s preferred and common stockholders and interest payments on its subordinated debentures. The Written Agreement between the Company and the Federal Reserve Bank dated March 17, 2011, prohibits the Company from paying dividends on its Series A Preferred Stock issued under the TARP CPP. Due to these constraints it is expected that the Company will continue to suspend dividend payments on its Series A Preferred Stock and will not pay any dividends to common stockholders in 2013. Also, the Company will continue to defer interest payments on its subordinated debentures. The dividends payable on the Series A Preferred Stock totaled $3.1 million and the interest payments payable on the subordinated debentures totaled $1.0 million at December 31, 2012.

Liquid assets for the Company were $70.5 million at December 31, 2012 as compared with $61.2 million at December 31, 2011. Liquid assets consist of cash and due from banks, federal funds sold, interest bearing deposits in financial institutions with maturities less than 90 days and unpledged securities available for sale less nominal cash reserves. As part of the liquidity policy, management reviews the Bank’s liquidity ratio weekly. The liquidity ratio is the net liquid assets divided by total deposits. At December 31, 2012, this internally calculated ratio at the Bank was 21.4 percent, compared with 18.2 percent at year-end 2011.

In its liquidity plan, the Bank considers federal funds sold, interest bearing deposits in banks and securities available for sale, particularly those of shorter maturities, as principal sources of liquidity. The Company had no federal funds sold at December 31, 2012 or December 31, 2011. Short-term interest bearing deposits totaled $47.2 million at December 31, 2012 increasing $14.7 million from $32.5 million at December 31, 2011 as the Company earns higher yields on these deposits than on federal funds sold. The Company classifies all of its securities as available for sale, which increases the Company’s flexibility to meet liquidity requirements by increasing its repurchase agreement balances or by selling unpledged securities. At year-end 2012, the Company had securities available for sale carried at $79.2 million of which $53.6 million were pledged to secure public deposits and repurchase agreements. Securities available for sale totaled $87.1 million at year-end 2011 of which $57.0 million were pledged.

The liquidity plan also considers the liquidity needed to fund loans net of funds provided by scheduled principal payments, anticipated payoffs and changes in deposit balances.

Liquidity is also available from the scheduled maturities of securities and interest bearing deposits in financial institutions with maturities of 90 days or more. At December 31, 2012, the Company has $4.7 million of interest bearing deposits in financial institutions with maturities of 90 days or more that mature in 2013. At December 31, 2012, the Company has $4.4 million of securities that either mature in 2013 or were equity securities that could be sold to provide liquidity. Additional liquidity is made available from anticipated principal payments on the Company’s investments in mortgage-backed securities which the Company estimates will be approximately $12.6 million during 2013 resulting from borrower payments and payoffs on the mortgages underlying these securities.

Another important source of liquidity to the Company is deposits. Under the 2013 Consent Order, the Bank must limit its brokered time deposits and is not permitted to pay a rate of interest on deposit products that is more than 75 basis points above the rate applicable to the Bank’s market as determined by the FDIC. The Company anticipates that brokered and wholesale time deposits may decrease from their current levels due in part to the Bank’s compliance with the 2013 Consent Order. The Bank expects that a portion of these deposit reductions will be offset by growth from core deposits to new retail and commercial customers. However, it is expected that deposits will stabilize during the 2013 and liquidity available from this source will be limited.

Additional sources of liquidity to the Company are borrowings and securities sold under repurchase agreements. Securities sold under repurchase agreements amounted to $19.3 million and $19.5 million at December 31, 2012 and 2011, respectively. In its liquidity plan, the Bank considers its lines of credit available at the Federal Home Loan Bank of Chicago and the Federal Reserve Bank of Chicago of $15.3 million and $121,000, respectively, at December 31, 2012, as sources of liquidity. The Company has pledged loans totaling $28.1 million consisting of 1-4 family real estate mortgages, 5+ family real estate mortgages and commercial loans at December 31, 2012 as security for potential borrowings for these lines.

Table 15 - Maturity or Repricing of Assets and Liabilities
($ 000s)

		Subject to Repricing Within
December 31, 2012	Balances	Immediate to 90 Days	90 Days to 180 Days	180 Days to 365 Days	1 – 3 Years	3 – 5 Years	5 Years or Greater
Assets:
Interest bearing deposits in financial institutions	$52,060	$47,150	$992	$3,670	$248	$0	$0
Federal funds sold	0	0	0	0	0	0	0

Securities:
State & political subdivisions	2,592	124	0	0	263	282	1,923
Mortgage-backed securities (1)	72,266	0	0	0	0	25	72,241
Equity securities (2)	5,223	5,223	0	0	0	0	0

Loans and leases:
Commercial	13,120	2,214	1,489	2,978	2,819	776	2,844
Real estate-construction	21,128	10,369	2,348	4,696	1,046	2,669	0
Real estate-mortgage 1-4 family	32,417	7,614	2,011	4,023	6,945	5,553	6,271
Real estate-mortgage 5+ family	27,787	2,900	1,765	3,531	16,319	2,203	1,069
Real estate-mortgage commercial	159,729	61,814	12,566	25,131	32,477	26,908	833
Home equity	17,365	7,073	62	125	9,796	309	0
Leases	12	0	4	8	0	0	0
Installment	1,291	32	98	195	572	394	0

Total Interest Earning Assets	$404,990	$144,513	$21,335	$44,357	$70,485	$39,119	$85,181

Liabilities:
Demand-interest bearing	$60,874	$60,874	$0	$0	$0	$0	$0
Money market accounts	51,680	51,680	0	0	0	0	0
Savings	71,022	71,022	0	0	0	0	0
Time deposits, $100,000 and over	42,720	15,994	6,892	9,565	6,757	3,512	0
Time deposits, under $100,000	61,971	21,392	12,982	16,396	8,947	2,254	0
Time deposits, brokered	2,004	2,004	0	0	0	0	0
Securities sold under repurchase agreements	19,262	19,262	0	0	0	0	0
Subordinated debentures	10,310	10,310	0	0	0	0	0

Total Interest Bearing Liabilities	$319,843	$252,538	$19,874	$25,961	$15,704	$5,766	$0

Excess Interest Earning Assets (Liabilities)		$(108,025)	$1,461	$18,396	$54,781	$33,353	$85,181
Cumulative Excess Interest Earning Assets (Liabilities)		(108,025)	(106,564)	(88,168)	(33,387)	(34)	85,147
Cumulative Interest Rate Sensitivity Ratio (3)		0.57	0.61	0.70	0.89	1.00	1.27

Notes
1)	Mortgage-backed securities reflect the time horizon when these financial instruments are subject to rate change or maturity.

2)	Equity securities includes Federal Home Loan Bank (FHLB) stock.

3)	Cumulative interest-earning assets divided by cumulative interest bearing liabilities.

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

One approach used by the Company is to periodically analyze the matching of assets and liabilities by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring the Bank’s interest rate sensitivity “gap”.

An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest earning assets maturing or repricing within a specific time period and the amount of interest bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities and a gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets in a given time frame. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. The Company’s gap position is illustrated in Table 15, “Maturity or Repricing of Assets and Liabilities”.

Rate sensitivity varies with different types of interest earning assets and interest bearing liabilities. Rate sensitivity on loans tied to the prime rate differs considerably from long-term investment securities and fixed rate loans. At December 31, 2012, Table 15 shows that approximately 34% of the Company’s loan portfolio floats with the prime rate or is repriceable within 90 days, as compared with 26% at December 31, 2011. At December 31, 2012, approximately $32.5 million of variable rate loans have reached their floors and are reflected as fixed rate loans. A variable rate loan tied to the prime rate that is due in a lump sum after one year and has reached its floor would appear to reprice in Table 15 within the 1 to 3 year time frame. If the prime rate would increase above the loan’s floor, this loan would reprice immediately and if the prime rate decreases, this loan would not reprice until its maturity.

Securities that mature or reprice within 90 days amount to $5.3 million at year-end 2012 as compared $6.2 million at year-end 2011 and $6.1 million at year-end 2010. It should be noted that in Table 15, the repricing of mortgage-backed securities is based on the maturity date or when the security is subject to rate change if it is rate adjustable. Table 15 does not reflect the monthly principal reductions that the Company receives on mortgage-backed securities from payments and payoffs of the mortgages that underlie these securities. For liquidity purposes, the Company estimates it will receive principal payments of $12.6 million on the mortgage-backed securities during 2013. Table 15 also does not consider call options that may be imbedded in these securities.

Management has portrayed interest bearing demand, money market accounts and savings as immediately repriceable in Table 15, because of management’s ability to change interest rates on these products. As interest rates change, however, market conditions may allow rates on interest bearing demand, money market accounts and savings to remain stable or to change at a lesser extent than rates on other types of deposits. It is highly unlikely that rates would further decline on savings accounts as the average rate paid in 2012 was 0.02%.

Table 15 shows that at December 31, 2012, $21.5 million in time deposits mature after one year and account for 20.1% of the Company’s total time deposits. This compares with December 31, 2011 when 15.4% of time deposits matured after one year and show a shift to longer time deposit maturities possibly due to customers seeking to earn higher interest rates on their time deposits.

Table 15, shows that at December 31, 2012, the Company had excess interest earning liabilities of $88.2 million repricing within the one-year time frame with a cumulative interest rate sensitivity ratio (cumulative interest-earning assets divided by cumulative interest bearing liabilities) of 0.70. At year-end 2011, the Company had excess interest earning liabilities of $146.9 million repricing within the one-year time frame with a cumulative interest rate sensitivity ratio 0.56. The cumulative interest rate sensitivity ratio increased in 2012 as the Company shortened the repricing time frames of its interest earning assets and increased the maturities of its time deposits.

Another approach used by management to analyze interest rate risk is to periodically evaluate or “shock” the Company’s base 12 month projected net interest income by assuming an instantaneous decrease and increase in rates of 1% and 2% using computer simulation. Table 16 shows this analysis at December 31, 2012 and December 31, 2011. The computer simulation model used to do the interest rate shocks and calculate the effect on projected net interest income takes into consideration maturity and repricing schedules of the various assets and liabilities as well as call provisions on the Company’s securities. Current policy set by the Board of Directors limits exposure to net interest income from interest rate shocks of plus or minus 2% to 10% of the base net interest income projected over the next 12 months.

At December 31, 2012, the base forecasted 2012 net interest income increases $1.0 million when rates are shocked upwards 2% while net interest income decreases $402,000 for a 2% downwards rate shock. At December 31, 2012, the percentage changes from the base forecasted net interest income were within internal policy limits. Management believes that it is unlikely that interest rates will decrease further in the near future.

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

Table 16 - Effect of Interest Shocks on Net Interest Income
($ 000s)

	Down 2%	Down 1%	Up 1%	Up 2%
December 31, 2012
Dollar change from base	$(402)	$(158)	$515	$1,041
Percent change from base	-2.60%	-1.02%	3.33%	6.73%

December 31, 2011
Dollar change from base	$(12)	$298	$53	$122
Percent change from base	-0.07%	1.74%	0.31%	0.71%

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Northern States Financial Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Northern States Financial Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northern States Financial Corporation and subsidiaries at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 19 and 20 to the consolidated financial statements, the Corporation has suffered recurring losses from operations and its subsidiary Bank is operating under a Consent Order. Management’s plans in regard to these matters are described in Note 20. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Plante & Moran, PLLC

Chicago, Illinois
March 6, 2013

NORTHERN STATES FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

December 31,	2012	2011
($ 000s)

Assets
Cash and due from banks	$4,971	$5,313
Interest bearing deposits in financial institutions - maturities less than 90 days	46,654	32,520
Total cash and cash equivalents	51,625	37,833
Interest bearing deposits in financial institutions - maturities of 90 days or more	5,406	0
Securities available for sale	79,150	87,140
Loans and leases, net of deferred fees	272,797	322,713
Less: Allowance for loan and lease losses	(20,727)	(18,984)
Loans and leases, net	252,070	303,729
Federal Home Loan Bank stock	931	1,801
Office buildings and equipment, net	8,544	9,069
Other real estate owned	11,744	19,342
Accrued interest receivable	1,119	1,401
Other assets	2,683	2,675
Total assets	$413,272	$462,990

Liabilities and Stockholders' Equity
Liabilities
Deposits
Demand - noninterest bearing	$68,323	$67,955
Demand – interest bearing	60,874	58,002
Money market accounts	51,680	53,185
Savings	71,022	66,172
Time, $100,000 and over	42,720	69,837
Time, under $100,000	61,971	70,627
Time, brokered	2,004	11,853
Total deposits	358,594	397,631
Securities sold under repurchase agreements	19,262	19,455
Subordinated debentures	10,310	10,310
Advances from borrowers for taxes and insurance	1,335	1,222
Accrued interest payable and other liabilities	7,838	5,833
Total liabilities	397,339	434,451

Stockholders' Equity
Common stock (Par value $0.40 per share, authorized 6,500,000 shares, issued 4,472,255 at December 31, 2012 and December 31, 2011. Shares outstanding of 4,270,755 and 4,277,755 shares at December 31, 2012 and December 31, 2011, respectively)	1,789	1,789
Preferred stock (Par value $0.40 per share, authorized 1,000,000 shares, issued 17,211 shares with liquidation amounts of $1,000.00 per share at December 31, 2012 and December 31, 2011)	17,047	16,904
Warrants (584,084 issued and outstanding at December 31, 2012 and December 31, 2011)	681	681
Additional paid-in capital	7,322	7,054
(Accumulated deficit) retained earnings	(8,222)	5,489
Treasury stock, at cost (201,500 shares at December 31, 2012 and 194,500 shares at December 31, 2011)	(4,674)	(4,512)
Accumulated other comprehensive income, net	1,990	1,134
Total stockholders' equity	15,933	28,539
Total liabilities and equity	$413,272	$462,990

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
($ 000s, except per share data)

Years ended December 31,	2012	2011	2010

Interest income
Loans (including fee income)	$14,964	$18,497	$21,051
Securities
Taxable	1,961	2,174	3,011
Exempt from federal income tax	116	141	200
Federal funds sold and other	99	67	43
Total interest income	17,140	20,879	24,305
Interest expense
Time deposits	624	1,741	3,770
Other deposits	166	334	584
Repurchase agreements and federal funds purchased	10	73	264
Federal Home Loan Bank advances	0	0	8
Subordinated debentures	256	234	381
Total interest expense	1,056	2,382	5,007
Net interest income	16,084	18,497	19,298
Provision for loan and lease losses	11,100	6,900	9,668
Net interest income after provision for loan and lease losses	4,984	11,597	9,630
Noninterest income
Service fees on deposits	1,647	1,705	2,071
Trust income	472	705	794
Net (loss) gain on sale of other real estate owned	(247)	17	(236)
Gain on sale of securities	0	527	2,390
Other than temporary impairment of securities	0	(143)	(676)
Noncredit portion of other than temporary impairment of securities	0	(20)	17
Other operating income	1,618	1,318	1,297
Total noninterest income	3,490	4,109	5,657
Noninterest expense
Salaries and employee benefits	6,340	6,976	7,036
Occupancy and equipment, net	2,119	2,401	2,386
Data processing	2,119	1,917	1,951
Legal	666	791	861
FDIC insurance	943	1,194	1,473
Audit and other professional	1,038	1,028	1,253
Amortization of core deposit intangible asset	0	0	462
Printing and supplies expense	229	281	263
Write-down of other real estate owned	4,867	4,018	3,791
Other real estate owned expense	354	1,288	609
Loan and collection	641	818	237
Other operating expenses	1,738	1,681	1,327
Total noninterest expense	21,054	22,393	21,649
Loss before income taxes	(12,580)	(6,687)	(6,362)
Income tax expense	0	0	0
Net loss	(12,580)	(6,687)	(6,362)
Dividends to preferred stockholders	988	938	893
Accretion of discount on preferred stock	143	136	127
Net loss available to common stockholders	$(13,711)	$(7,761)	$(7,382)

Basic loss per share	$(3.21)	$(1.81)	$(1.81)

Diluted loss per share	$(3.21)	$(1.81)	$(1.81)

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
($ 000s)

Years ended December 31,	2012	2011	2010

Net loss	$(12,580)	$(6,687)	$(6,362)
Other comprehensive income:
Unrealized net gains on securities available for sale, net of tax	856	2,641	239
Comprehensive loss	$(11,724)	$(4,046)	$(6,123)

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
($ 000s, except per share data)

							Accumulated
Years ended December 31, 2012, 2011 and 2010	Common	Preferred		Additional Paid-In	(Accumulated Deficit) Retained	Treasury	Other Comprehensive Income (Loss),	Total Stockholders'
	Stock	Stock	Warrants	Capital	Earnings	Stock, at Cost	Net	Equity
Balance, December 31, 2009	$1,789	$16,641	$681	$11,584	$20,632	$(9,280)	$(1,746)	$40,301
Net loss					(6,362)			(6,362)
Accrued dividend on preferred stock					(893)			(893)
Accretion of preferred stock discount issued		127			(127)			0
Unrealized net gain on securities available for sale							239	239

Balance, December 31, 2010	1,789	16,768	681	11,584	13,250	(9,280)	(1,507)	33,285
Net loss					(6,687)			(6,687)
Accrued dividend on preferred stock					(938)			(938)
Accretion of preferred stock discount issued		136			(136)			0
Issuance of 205,500 of restricted common stock awards from treasury stock				(4,768)		4,768		0
Restricted stock awards expense				238				238
Unrealized net gain on securities available for sale							2,641	2,641

Balance, December 31, 2011	1,789	16,904	681	7,054	5,489	(4,512)	1,134	28,539
Net loss					(12,580)			(12,580)
Accrued dividend on preferred stock					(988)			(988)
Accretion of preferred stock discount issued		143			(143)			0
Restricted stock awards expense				106				106
Forfeiture of 7,000 restricted common stock awards to treasury stock				162		(162)
Unrealized net gain on securities available for sale							856	856

Balance, December 31, 2012	$1,789	$17,047	$681	$7,322	$(8,222)	$(4,674)	$1,990	$15,933

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN STATES FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ 000s)

Years ended December 31,	2012	2011	2010

Cash flows from operating activities
Net loss	$(12,580)	$(6,687)	$(6,362)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	668	686	674
Gain on sale of securities	0	(527)	(2,390)
Net impairment loss on securities	0	163	659
Provision for loan and lease losses	11,100	6,900	9,668
Write-down of other real estate owned	4,867	4,018	3,791
Deferred loan fees	(219)	(79)	(170)
Net loss (gain) on sale of other real estate owned	247	(17)	236
Amortization of other intangible asset	0	0	462
Restricted stock awards expense	106	238	0
Net change in accrued interest receivable	282	350	452
Net change in other assets	650	1,447	2,461
Net change in accrued interest payable and other liabilities	(147)	(61)	(428)
Net cash provided from operating activities	4,974	6,431	9,053
Cash flows from investing activities
Investment in interest bearing deposits in financial institutions - maturities of 90 days or more	(5,654)	0	0
Proceeds from maturities of interest bearing deposits in financial institutions - maturities of 90 days or more	248	0	0
Proceeds from maturities, calls and principal reductions of securities available for sale	9,802	9,020	27,408
Proceeds from sales of securities available for sale	0	20,102	105,697
Purchases of securities available for sale	(400)	(19,793)	(89,418)
Redemptions of Federal Home Loan Bank stock	870	0	0
Changes in loans made to customers	35,930	46,270	16,047
Property and equipment expenditures	(143)	(301)	(409)
Improvements to other real estate owned	0	0	(34)
Proceeds from sale of other real estate owned	7,282	10,616	12,140
Net cash provided from investing activities	47,935	65,914	71,431
Cash flows from financing activities
Net (decrease) increase in:
Deposits	(39,037)	(48,920)	(70,685)
Securities sold under repurchase agreements and other short-term borrowings	(193)	(16,062)	(13,847)
Advances from borrowers for taxes and insurance	113	113	211
Net cash used-in financing activities	(39,117)	(64,869)	(84,321)
Net change in cash and cash equivalents	13,792	7,476	(3,837)
Cash and cash equivalents at beginning of period	37,833	30,357	34,194
Cash and cash equivalents at end of period	$51,625	$37,833	$30,357

Supplemental disclosures
Cash paid for interest	$978	$2,572	$5,463
Transfer of loans to other real estate owned	4,848	9,633	21,261
Noncash accrual of preferred dividends	988	938	893

The accompanying notes are an integral part of these consolidated financial statements.

Northern States Financial Corporation

Notes to the Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts of Northern States Financial Corporation (“Company”), its wholly owned subsidiaries, NorStates Bank (“Bank”) and NorProperties, Inc. (“NorProp”) and NorStates Bank’s wholly-owned subsidiary, Northern States Community Development Corporation (“NSCDC”). NorProp was formed during the fourth quarter of 2008 to purchase nonperforming assets of the Bank which NorProp manages and disposes. NSCDC was formed in 2002 and the Bank contributed a parcel of other real estate owned and cash to this entity. Significant intercompany transactions and balances are eliminated in consolidation.

Nature of Operations: The Company’s and the Bank’s revenues, operating income and assets are from the banking industry. Loan customers are mainly located in Lake County, Illinois and surrounding areas of northeastern Illinois and southeastern Wisconsin and include a wide range of individuals, businesses and other organizations. A major portion of loans are secured by various forms of collateral, including real estate, business assets, consumer property and other items. A portion of the Company’s real estate-mortgage commercial loans represents hotel industry loans that totaled $45.7 million at year-end 2012.

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

Cash Flow Reporting: Cash and cash equivalents are defined as cash and due from banks, federal funds sold and interest bearing deposits in financial institutions with an original maturity of less than ninety days.

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

Federal Home Loan Bank Stock: The Company, as a member of the Federal Home Loan Bank of Chicago (“FHLB”), is required to maintain an investment in the capital stock of the FHLB. There is no ready market for the stock and it does not have any quoted market value. The stock is redeemable at par by the FHLB and is carried at cost and periodically evaluated for impairment. The Company records dividends in income on the dividend declaration date.

Loans and Leases: Loans and leases are reported at the principal balance outstanding, net of deferred loans fees and costs and the allowance for loan and lease losses. Interest income is reported on the accrual method and includes accretion of net deferred loan fees over the loan term.

Note 1 – Summary of Significant Accounting Policies (Continued)

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

Loans meeting any of the criteria above may be exempted from this policy if unanimously agreed upon and duly documented by the Directors Loan Committee. In general, all accrued interest on an exposure placed on nonaccrual status is charged-off to income. Interest received on nonaccrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. A loan may be returned to accrual status if the borrower demonstrates repayment performance for a reasonable period prior to the date the loan is returned to accrual status and there is evidence to support that payments will continue. A reasonable period of repayment performance would be a period of at least six months, but may be less depending on the particular circumstances.

Troubled Debt Restructuring: Restructuring of a loan is undertaken to improve the likelihood that the loan will be repaid in full under the modified terms in accordance with a reasonable repayment schedule. All restructured loans are evaluated to determine whether the loans should be reported as a TDR. A loan is a TDR when the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower by modifying or renewing a loan that the Company would not otherwise consider. To make this determination the Company must determine whether (a) the borrower is experiencing financial difficulties and (b) the Company granted the borrower a concession. This determination requires consideration of all of the facts and circumstances surrounding the modification. An overall general decline in the economy or some deterioration in a borrower’s financial condition does not automatically mean the borrower is experiencing financial difficulties.

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

Note 1 – Summary of Significant Accounting Policies (Continued)

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

Senior management and other lenders review all Watch and Substandard credits to determine if a loan is impaired. A loan is considered impaired if it is probable that full principal and interest will not be collected within the contractual terms of the original note. For loans that are individually evaluated and determined to be impaired, the Bank calculates the amount of impairment based on whether repayment of the loan is dependent on operating cash flow or on the underlying collateral. The decision of which method to use is determined by looking at a number of factors, including the size of the loan and other available information. If the loan is to be repaid primarily from the operating cash flow from the borrower, the impairment analysis calculates the present value of the expected future cash flows discounted at the loan’s effective interest rate and compares the result to the recorded investment. The recorded investment of collateral dependent loans are measured against the fair value of the collateral less the costs to sell.

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

Note 1 – Summary of Significant Accounting Policies (Continued)

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

Employee Benefits: A profit sharing plan covers substantially all employees. Contributions are expensed annually and are made at the discretion of the Board of Directors. No contribution was made in 2012, 2011 and 2010. The plan allows employees to make voluntary contributions, although such contributions are not matched by the Company.

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

In January 2011, 207,500 shares of restricted stock were issued pursuant to the 2009 Restricted Stock Plan from the Company’s treasury stock. During 2012 and 2011, employees, who left the Company, forfeited 9,000 shares of restricted stock which were returned to treasury stock, and 80,500 shares of restricted stock issued to directors and employees vested. Subsequently on January 15, 2013, the remaining 118,000 restricted stock shares vested in accordance with the award agreement. The expense attributable to the restricted stock awards totaled $106,000 and $238,000 during 2012 and 2011, respectively. At year-end 2012, 201,500 shares were available for issuance under the plan. On March 7, 2013, the Company filed a post-effective amendment to its Registration Statement on Form S-8 to deregister all shares of the Company’s common stock covered by the Form S-8 Registration Statement that remained unsold under the Plan.

Income Taxes: Income tax expense is the sum of the current year income tax due and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities computed using currently enacted tax rates. Based on management’s review of positive and negative evidence to determine whether it is more likely than not able to realize the value of the deferred tax asset, a valuation allowance may be established. A deferred tax asset or liability associated with an unrealized loss or gain on available for sale investment securities is separately evaluated by management from the Company’s other deferred tax assets. No valuation allowance on the tax effect of the unrealized gain or loss of investment securities or has been recorded. At year-end 2012, the deferred tax asset valuation reserve totaled $25.1 million.

Note 1 – Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 16. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. The fair value estimates of on- and off-balance sheet financial instruments does not include the value of anticipated future business or the values of assets and liabilities not considered financial instruments.

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

Earnings per Share: A basic earnings per share is based on weighted average common shares outstanding. Diluted earnings per share assumes the issuance of any potential dilutive common shares.

Comprehensive Income: Comprehensive income consists of results of operations and unrealized gains and losses on securities available for sale, net of deferred tax, which are also recognized as a separate component of equity.

Reclassification: Some items in the prior year financial statements were reclassified to conform to current presentation.

Recent Accounting Pronouncements: In 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in this Update supersede the presentation requirements for reclassifications out of accumulated other comprehensive income in Accounting Standards Updates No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, and No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, for all entities. The objective of this Update is to improve the reporting requirements for reclassifications out of accumulated other comprehensive income in a manner that balances the benefits to users with the costs to preparers of financial statements. The amendments in this Update are effective prospectively for the Company beginning with its March 31, 2013 quarterly financial statements. Early adoption is permitted and the adoption of this standard is not anticipated to have a significant impact on the financial statements.

During 2012, the Company adopted new guidance related to the presentation of comprehensive income in the financial statements. Among other changes, the new guidance eliminated the option to only present comprehensive income in the statement of equity. The Company has elected to report comprehensive income in a separate statement of comprehensive income that begins with net loss. The new guidance did not have a material effect on the financial statements.

In 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This update to Fair Value Measurement (Topic 820) results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. The amendments in this update explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. However, this update does require expanded disclosure related to the nature and significance of inputs that are used in estimating and measuring the fair value of financial instruments. The amendments in this Update have been disclosed and did not have a material effect on the financial statements.

Note 2 - Securities
(Table amounts in $ 000s)

Year-end securities available for sale were as follows:

	Fair	Gross Unrealized
December 31, 2012	Value	Gains	Losses

States and political subdivisions	$2,592	$135	$(8)
Mortgage-backed securities	72,266	2,889	0
Equity securities	4,292	188	0

Total at December 31, 2012	$79,150	$3,212	$(8)

	Fair	Gross Unrealized
December 31, 2011	Value	Gains	Losses

States and political subdivisions	$3,117	$112	$(10)
Mortgage-backed securities	79,762	1,533	0
Equity securities	4,261	157	0

Total at December 31, 2011	$87,140	$1,802	$(10)

Sales of securities available for sale were as follows:

	2012	2011	2010

Proceeds	$0	$20,102	$105,697
Gross gains	0	527	2,390
Gross losses	0	0	0

Contractual maturities of debt securities available for sale at year-end 2012 were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

December 31, 2012	Fair
Value

Due in one year or less	$124
Due after one year through five years	545
Due after five years through ten years	1,400
Due after ten years	523
2,592
Mortgage-backed securities	72,266
Equity securities	4,292

Total at December 31, 2012	$79,150

Securities carried at $53,613,000 and $57,041,000, respectively, at year-end 2012 and 2011, were pledged to secure public deposits, repurchase agreements and for other purposes as required or permitted by law.

The Company holds securities issued by municipalities within various states with no state’s aggregate total exceeding 10% of consolidated stockholders’ equity.

Note 2 – Securities (Continued)
(Table amounts in $ 000s)

Equity securities at year-end 2012 were $4.3 million and consisted of a qualified CRA investment that represent approximately 27% of consolidated stockholders’ equity.

On December 31, 2012 and 2011, the Company had 6 and 7 individual securities, respectively, in an unrealized loss position.

Securities with unrealized losses at year-end 2012 and 2011 aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position are as follows:

December 31, 2012	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

States and political subdivisions	$0	$0	$817	$(8)	$817	$(8)

Total temporarily impaired at December 31, 2012	$0	$0	$817	$(8)	$817	$(8)

December 31, 2011	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

States and political subdivisions	$941	$(10)	$0	$0	$941	$(10)

Total temporarily impaired at December 31, 2011	$941	$(10)	$0	$0	$941	$(10)

Management has the intent and ability to hold these securities for the foreseeable future and the decline in fair value is largely due to increases in market interest rates subsequent to the purchase of the securities. The fair value is expected to recover as the securities approach their maturity date.

During 2012, the Company recognized no other than temporary impairment loss. During 2011 and 2010, the Company recognized $134,000 and $645,000, respectively, of other than temporary impairment losses on Collateral Debt Obligation securities (“CDOs”). The other than temporary losses were based on cash flow analyses pursuant to guidelines for recognition of impairment losses and the other than temporary impairment losses recognized on these securities in 2011 wrote off the remaining carrying value. The impairment losses on these CDOs were due to defaults and deferral of interest by the financial institutions and insurance companies that issued the debt underlying the CDOs. In 2011, the Company sold these CDOs for $250,000 and recognized a gain on the sale of securities for that amount.

During 2011and 2010, the Company recognized other than temporary impairment losses of $29,000 and $14,000 on its investment in preferred stock issued by the Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”). The other than temporary impairment losses recognized on these securities in 2011 wrote off the remaining carrying value. In 2011, the Company sold the FNMA and FHLMC preferred stock for $142,000 and recognized a gain on the sale of securities for that amount.

Note 3 - Loans
(Table amounts in $ 000s)

Year-end loan and leases were as follows:

	2012	2011
Commercial	$13,120	$15,827
Real estate-construction	21,128	28,504
Real estate-mortgage 1-4 family	32,417	35,758
Real estate-mortgage 5+ family	27,787	35,977
Real estate-mortgage commercial	159,729	183,881
Home equity	17,365	21,266
Leases	12	295
Installment	1,291	1,476
Total loans and leases	272,849	322,984
Less:
Deferred loan fees	(52)	(271)
Loans and leases, net of unearned income and deferred loan fees	272,797	322,713
Allowance for loan and lease losses	(20,727)	(18,984)

Loans and leases, net	$252,070	$303,729

Average impaired loans and leases and interest recognized on them during impairment were as follows:

	2012	2011	2010
Average of impaired loans and leases during the year	$70,124	$90,935	$73,591
Interest income recognized on impaired loans and leases during impairment	$1,996	$2,553	$1,596

Related parties are directors, stockholders with 5% or more ownership of the Company and executive officers of the Company or Bank with their related interests. Related party loans were made on the same terms and conditions available to the public and for 2012 were as follows:

2012

Total loans at beginning of year	$238
New loans	1
Repayments	(17)
Other changes	(112)

Total loans at end of year	$110

The Company had pledged loans with a carrying value of $27,934,000 to the Federal Home Loan Bank of Chicago and $149,000 to the Federal Reserve Bank of Chicago at December 31, 2012.

Real estate-mortgage commercial loans with a carrying value of $45,723,000 and $46,970,000 were made to borrowers in the hotel industry at December 31, 2012 and 2011, respectively.

At December 31, 2012 and 2011, there were approximately $54,887,000 and $96,132,000, respectively, of loans that had payment schedules where only interest is collected until the loans mature. Of these loans, $15,566,000 and $20,427,000 consisted of home equity loans at December 31, 2012 and 2011, respectively.

There were no loans held for sale at year-end 2012.

Note 4 - Allowance for Loan and Lease Losses and Credit Disclosures
(Table amounts in $ 000s)

Activity in the allowance for loan and lease losses for the years ended December 31, 2012, 2011 and 2010 follows:

	2012	2011	2010

Balance at beginning of year	$18,984	$18,336	$18,027
Provision charged to operating expense	11,100	6,900	9,668
Loans charged off	(9,432)	(6,396)	(9,490)
Recoveries on loans previously charged off	75	144	131

Balance at end of year	$20,727	$18,984	$18,336

Further detail as to the activity in the allowance for loan and lease losses by segment for the year ended December 31, 2012 and 2011 follows:

For the year ended December 31, 2012	Allowance for Loan and Lease Losses
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$792	$(620)	$22	$567	$761
Real estate-construction	3,149	(3,239)	0	4,696	4,606
Real estate mortgage 1-4 family	865	(197)	21	648	1,337
Real estate mortgage 5+ family	1,646	0	0	(99)	1,547
Real estate mortgage commercial	12,018	(4,669)	30	4,196	11,575
Home equity	500	(668)	0	1,046	878
Leases	0	0	0	0	0
Installment	14	(39)	2	46	23

Total	$18,984	$(9,432)	$75	$11,100	$20,727

For the year ended December 31, 2011	Allowance for Loan and Lease Losses
	Beginning				Ending
	Balance	Charge-offs	Recoveries	Provision	Balance

Commercial	$1,013	$(911)	$51	$639	$792
Real estate-construction	2,842	(326)	1	632	3,149
Real estate mortgage 1-4 family	988	(531)	7	401	865
Real estate mortgage 5+ family	1,025	(3,121)	0	3,742	1,646
Real estate mortgage commercial	11,977	(1,326)	82	1,285	12,018
Home equity	468	(175)	0	207	500
Leases	0	0	0	0	0
Installment	23	(6)	3	(6)	14

Total	$18,336	$(6,396)	$144	$6,900	$18,984

Note 4 - Allowance for Loan and Lease Losses and Credit Disclosures (Continued)
(Table amounts in $ 000s)

Below shows the allocation of the allowance for loan and lease losses by segment to loans and leases individually and collectively evaluated for impairment at December 31, 2012 and 2011:

At December 31, 2012			Allowance		Allowance
			for Loan		for Loan
			Losses		Losses
	Ending		Allocated to		Allocated to
	Balance	Loans	Loans	Loans	Loans
	Total	Individually	Individually	Collectively	Collectively
	Loans	Evaluated	Evaluated	Evaluated	Evaluated
	and	for	for	for	for
	Leases	Impairment	Impairment	Impairment	Impairment

Commercial	$13,120	$120	$108	$13,000	$653
Real estate-construction	21,128	14,093	3,316	7,036	1,290
Real estate mortgage 1-4 family	32,417	4,544	873	27,873	464
Real estate mortgage 5+ family	27,787	1,645	77	26,142	1,470
Real estate mortgage commercial	159,729	61,521	9,170	98,209	2,405
Home equity	17,365	828	330	16,537	548
Leases	12	0	0	11	0
Installment	1,291	2	2	1,289	21

Balance at December 31, 2012	$272,849	$82,753	$13,876	$190,097	$6,851

At December 31, 2011			Allowance		Allowance
			for Loan		for Loan
			Losses		Losses
	Ending		Allocated to		Allocated to
	Balance	Loans	Loans	Loans	Loans
	Total	Individually	Individually	Collectively	Collectively
	Loans	Evaluated	Evaluated	Evaluated	Evaluated
	and	for	for	for	for
	Leases	Impairment	Impairment	Impairment	Impairment

Commercial	$15,827	$655	$273	$15,172	$519
Real estate-construction	28,504	6,876	2,044	21,628	1,105
Real estate mortgage 1-4 family	35,758	5,163	396	30,595	469
Real estate mortgage 5+ family	35,977	3,987	0	31,990	1,646
Real estate mortgage commercial	183,881	54,074	8,561	129,807	3,457
Home equity	21,266	443	141	20,823	359
Leases	295	0	0	295	0
Installment	1,476	0	0	1,476	14

Balance at December 31, 2011	$322,984	$71,198	$11,415	$251,786	$7,569

Note 4 - Allowance for Loan and Lease Losses and Credit Disclosures (Continued)
(Table amounts in $ 000s)

Below shows the age analysis of the past due loans and leases by segment and class at December 31, 2012 and 2011:

At December 31, 2012							Greater
							Than 90 Days
				Greater		Total	Past Due
		30-59 Days	60-89 Days	Than 90 Days	Total	Loans and	and Still
	Current	Past Due	Past Due	Past Due	Past Due	Leases	Accruing

Commercial	$13,060	$39	$0	$21	$60	$13,120	$0
Real estate- construction
1-4 family	11,978	0	0	18	18	11,996	0
Other	9,132	0	0	0	0	9,132	0
Real estate-mortgage
1-4 family	30,234	791	542	850	2,183	32,417	168
Real estate-mortgage
5+ family	26,915	0	0	872	872	27,787	275
Real estate-mortgage commercial
Owner occupied	41,917	35	1,227	3,892	5,154	47,071	0
Non-owner occupied	55,681	1,222	1,129	8,903	11,254	66,935	0
Hotel industry	38,533	0	3,112	4,078	7,190	45,723	1,379
Home equity	15,430	443	566	926	1,935	17,365	98
Leases	12	0	0	0	0	12	0
Installment	1,272	6	0	13	19	1,291	11

Balance at December 31, 2012	$244,164	$2,536	$6,576	$19,573	$28,685	$272,849	$1,931

At December 31, 2011							Greater
							Than 90 Days
				Greater		Total	Past Due
		30-59 Days	60-89 Days	Than 90 Days	Total	Loans and	and Still
	Current	Past Due	Past Due	Past Due	Past Due	Leases	Accruing

Commercial	$15,273	$6	$0	$548	$554	$15,827	$0
Real estate-construction
1-4 family	14,084	0	0	2,716	2,716	16,800	152
Other	9,820	0	0	1,884	1,884	11,704	0
Real estate-mortgage
1-4 family	32,539	1,672	284	1,263	3,219	35,758	0
Real estate-mortgage
5+ family	32,227	0	0	3,750	3,750	35,977	0
Real estate-mortgage commercial
Owner occupied	53,911	265	471	7,850	8,586	62,497	0
Non-owner occupied	73,162	575	227	450	1,252	74,414	0
Hotel industry	46,970	0	0	0	0	46,970	0
Home equity	20,288	206	71	701	978	21,266	322
Leases	295	0	0	0	0	295	0
Installment	1,442	15	3	16	34	1,476	16

Balance at December 31, 2011	$300,011	$2,739	$1,056	$19,178	$22,973	$322,984	$490

Note 4 - Allowance for Loan and Lease Losses and Credit Disclosures (Continued)
(Table amounts in $ 000s)

The Company utilizes a loan rating system as a means of identifying problem and potential problem loans. Below shows the loan ratings of loans and leases by segment and class at December 31, 2012 and 2011:

At December 31, 2012	Pass	Watch	Substandard	Nonaccrual	Doubtful	Total

Commercial	$10,680	$2,320	$99	$21	$0	$13,120
Real estate-construction
1-4 family	1,769	147	10,062	18	0	11,996
Other	133	0	8,999	0	0	9,132
Real estate-mortgage 1-4 family	22,811	4,594	4,116	896	0	32,417
Real estate-mortgage 5+ family	16,401	6,566	4,222	598	0	27,787
Real estate-mortgage commercial		0
Owner occupied	22,880	9,535	10,764	3,892	0	47,071
Non-owner occupied	32,607	12,682	11,615	10,031	0	66,935
Hotel industry	2,294	20,782	19,948	2,699	0	45,723
Home equity	16,019	186	332	828	0	17,365
Leases	12	0	0	0	0	12
Installment	1,289	0	0	2	0	1,291

Balance at December 31, 2012	$126,895	$56,812	$70,157	$18,985	$0	$272,849

At December 31, 2011	Pass	Watch	Substandard	Nonaccrual	Doubtful	Total

Commercial	$12,587	$2,247	$445	$548	$0	$15,827
Real estate-construction
1-4 family	2,345	4,230	7,662	2,563	0	16,800
Other	277	6,602	2,941	1,884	0	11,704
Real estate-mortgage 1-4 family	25,430	4,968	4,097	1,263	0	35,758
Real estate-mortgage 5+ family	25,105	6,885	0	3,987	0	35,977
Real estate-mortgage commercial
Owner occupied	31,778	12,211	10,186	8,322	0	62,497
Non-owner occupied	41,096	20,031	12,837	450	0	74,414
Hotel industry	3,784	9,358	33,828	0	0	46,970
Home equity	19,527	792	504	443	0	21,266
Leases	247	48	0	0	0	295
Installment	1,476	0	0	0	0	1,476

Balance at December 31, 2011	$163,652	$67,372	$72,500	$19,460	$0	$322,984

Note 4 - Allowance for Loan and Lease Losses and Credit Disclosures (Continued)
(Table amounts in $ 000s)

Management has defined recorded investment to be the borrower’s principal balance less partial charge-offs. The following table presents loans and leases by segment and class individually evaluated for impairment at December 31, 2012 and 2011:

	At December 31, 2012			For the Year 2012
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$0	$0	$0	$0	$0
Real estate-construction
1-4 family	0	0	0	2,965	75
Other	4,012	4,012	0	3,762	108
Real estate-mortgage 1-4 family	1,313	1,313	0	1,806	30
Real estate-mortgage 5+ family	833	833	0	2,724	0
Real estate-mortgage commercial
Owner occupied	8,701	8,701	0	7,675	317
Non-owner occupied	3,784	3,784	0	3,385	90
Hotel industry	286	286	0	292	18
Home equity	252	438	0	159	0
Leases	0	0	0	0	0
Installment	0	0	0	0	0
With an allowance recorded:
Commercial	120	120	108	358	6
Real estate-construction
1-4 family	10,081	10,751	3,316	6,119	182
Other	0	0	0	479	0
Real estate-mortgage 1-4 family	3,231	3,231	873	1,374	38
Real estate-mortgage 5+ family	812	812	77	243	10
Real estate-mortgage commercial
Owner occupied	5,261	7,891	571	6,582	49
Non-owner occupied	10,230	10,230	1,666	4,422	16
Hotel industry	22,360	25,960	6,572	27,037	1,057
Home equity	576	576	330	742	0
Leases	0	0	0	0	0
Installment	2	2	2	0	0
Total:
Commercial	$120	$120	$108	$358	$6
Real estate-construction	14,093	14,763	3,316	13,325	365
Real estate-mortgage 1-4 family	4,544	4,544	873	3,180	68
Real estate-mortgage 5+ family	1,645	1,645	77	2,967	10
Real estate-mortgage commercial	50,622	56,852	8,809	49,393	1,547
Home equity	828	1,014	330	901	0
Leases	0	0	0	0	0
Installment	2	2	2	0	0

Total	$71,854	$78,940	$13,515	$70,124	$1,996

Note 4 - Allowance for Loan and Lease Losses and Credit Disclosures (Continued)
(Table amounts in $ 000s)

	At December 31, 2011			For the Year 2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$0	$0	$0	$152	$0
Real estate-construction
1-4 family	34	34	0	4,607	176
Other	734	2,468	0	1,109	0
Real estate-mortgage 1-4 family	2,039	2,039	0	3,391	96
Real estate-mortgage 5+ family	3,987	3,987	0	8,856	38
Real estate-mortgage commercial
Owner occupied	5,254	5,254	0	6,333	185
Non-owner occupied	3,927	3,927	0	10,281	408
Hotel industry	3,034	3,034	0	2,758	132
Home equity	30	30	0	67	20
Leases	0	0	0	0	0
Installment	0	0	0	0	0
With an allowance recorded:
Commercial	655	1,416	273	1,026	1
Real estate-construction
1-4 family	4,958	4,958	1,960	4,861	103
Other	1,150	1,150	84	1,150	22
Real estate-mortgage 1-4 family	3,124	3,124	396	2,899	131
Real estate-mortgage 5+ family	0	0	0	0	0
Real estate-mortgage commercial
Owner occupied	10,319	10,319	2,974	9,549	97
Non-owner occupied	746	746	458	746	2
Hotel industry	30,794	34,393	5,129	31,523	1,139
Home equity	413	413	141	1,621	2
Leases	0	0	0	0	0
Installment	0	0	0	6	1
Total:
Commercial	$655	$1,416	$273	$1,178	$1
Real estate-construction	6,876	8,610	2,044	11,727	301
Real estate-mortgage 1-4 family	5,163	5,163	396	6,290	227
Real estate-mortgage 5+ family	3,987	3,987	0	8,856	38
Real estate-mortgage commercial	54,074	57,673	8,561	61,190	1,963
Home equity	443	443	141	1,688	22
Leases	0	0	0	0	0
Installment	0	0	0	6	1

Total	$71,198	$77,292	$11,415	$90,935	$2,553

Note 4 - Allowance for Loan and Lease Losses and Credit Disclosures (Continued)
(Table amounts in $ 000s)

The following table presents the number of loans and leases classified as troubled debt restructurings during 2012 and 2011 by segment and class with the pre-modification recorded investment balances prior to classification as troubled debt restructurings and the post-modification recorded investment balances as of December 31, 2012 and 2011:

	December 31, 2012			December 31, 2011
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Investment	Investment	Loans	Investment	Investment

Commercial	0	$0	$0	1	$109	$108
Real estate-construction
1-4 family	3	8,319	8,319	2	1,177	1,181
Other	1	4,012	4,012	0	0	0
Real estate-mortgage 1-4 family	10	2,641	2,641	24	2,438	2,405
Real estate-mortgage 5+ family	3	1,049	1,047	0	0	0
Real estate-mortgage commercial
Owner occupied	3	3,234	3,177	9	6,894	6,852
Non-owner occupied	2	1,248	1,238	4	3,146	3,146
Hotel industry	0	0	0	1	5,433	5,500
Home equity	0	0	0	0	0	0
Leases	0	0	0	0	0	0
Installment	0	0	0	0	0	0

Total	22	$20,503	$20,434	41	$19,197	$19,192
The following table presents number and recorded investment of loans and leases classified as trouble debt restructurings by segment and class during 2012 and 2011 that subsequently defaulted:

	Troubled Debt Restructurings that Subsequently Defaulted
	During the Year Ended		During the Year Ended
	December 31, 2012		December 31, 2011
	Number of	Recorded	Number of	Recorded
	Loans	Investment	Loans	Investment

Commercial	0	$0	0	$0
Real estate-construction
1-4 Family	0	0	0	0
Other	0	0	0	0
Real estate-mortgage 1-4 family	1	142	0	0
Real estate-mortgage 5+ family	0	0	0	0
Real estate-mortgage commercial
Owner occupied	0	0	3	765
Non-owner occupied	0	0	0	0
Hotel industry	0	0	0	0
Home equity	0	0	0	0
Leases	0	0	0	0
Installment	0	0	0	0

Total	1	$142	3	$765

Note 5 - Office Buildings and Equipment
(Table amounts in $ 000s)

Office and equipment consisted of the following at December 31, 2012 and 2011:

	2012	2011

Land	$2,895	$2,895
Office buildings and improvement	13,309	13,207
Furniture and equipment	4,704	4,663

Total cost	20,908	20,765
Accumulated depreciation	(12,364)	(11,696)

Net book value	$8,544	$9,069

Note 6 - Other Real Estate Owned
(Table amounts in $ 000s)

The Company carries as other real estate owned properties acquired through loan foreclosure and repossession. Year-end other real estate owned consisted of the following properties:

	2012	2011

Real estate - vacant land	$3,384	$2,212
Real estate - 1-4 family	1,456	1,834
Real estate - 5+ family	987	6,565
Real estate - commercial	5,917	8,731

Total other real estate owned	$11,744	$19,342

The above table includes a valuation allowance of $5.5 million and $4.7 million at December 31, 2012 and 2011, respectively.

Activity to other real estate owned for the years ended December 31, 2012, 2011 and 2010 follows:

	2012	2011	2010

Balance at beginning of year	$19,342	$24,326	$19,198
Additions	4,848	9,633	21,261
Improvements	0	0	34
Lease-purchase option payments	(50)	0	0
Sales proceeds	(7,282)	(10,616)	(12,140)
Gains (losses) on sales	(247)	17	(236)
Write-downs	(4,867)	(4,018)	(3,791)

Balance at end of year	$11,744	$19,342	$24,326

Note 7 - Deposits
(Table amounts in $ 000s)

At year-end 2012, stated maturities of time deposits were:

2013	$85,225
2014	11,621
2015	4,083
2016	2,484
2017	3,282

$106,695

Related parties are directors, stockholders with 5% or more ownership of the Company and executive officers of the Company or Bank and their related interests. Related party deposits were at the same terms and conditions available to the public at year-end 2012 and 2011 and totaled $7,007,000 and $7,099,000, respectively.

Brokered deposits at year-end 2012 and 2011 totaled $2,004,000 and $11,853,000, respectively which consisted of CDARS time deposits. CDARS time deposits are Bank customer time deposits that allow the depositor to increase their FDIC insurance coverage over FDIC limits. The Bank trades portions of the customers’ time deposits with other independent financial institutions across the country to accomplish this.

At year-end 2012 and 2011, the Company had $7,377,000 and $28,478,000, respectively, of wholesale internet deposits that are not considered brokered deposits.

Note 8 - Borrowings
(Table amounts in $ 000s)

Securities sold under agreements to repurchase totaled $19,262,000 and $19,455,000 at year-end 2012 and 2011, respectively. These repurchase agreements were secured by mortgage-backed securities with a carrying amount of $23,012,000 and $23,491,000 at December 31, 2012 and 2011, respectively.

Securities sold under agreements to repurchase are financing arrangements that mature within one year. At maturity, the securities underlying the agreements are returned to the Company. Information concerning securities sold under agreements to repurchase and federal funds purchased is summarized as follows:

	2012	2011	2010

Average daily balance during the year	$18,172	$24,144	$40,217
Average interest rate during the year	0.05%	0.30%	0.66%
Maximum month end balance during the year	$21,494	$29,586	$46,044
Weighted average interest rate at year-end	0.02%	0.17%	0.44%

Related parties are directors, stockholders with 5% or more ownership of the Company and executive officers of the Company or Bank and their related interests. Related party securities sold under repurchase agreements at year-end 2012 were $4,406,000 and there were $2,496,000 at year-end 2011 and were at the same terms and conditions that are available to the public.

At year-end 2012, there were three customer relationships in which the customer had securities sold under repurchase agreements that totaled in excess of 10% of consolidated stockholders’ equity. These relationships totaled $8,881,000 and had a weighted average maturity of one day.

The Company had no advances from the Federal Home Loan Bank of Chicago (“FHLB”) at December 31, 2012 and 2011 and no advances at December 31, 2012 from the line of credit opened during the year with the Federal Reserve Bank of Chicago (“FRB”).

Note 8 – Borrowings (Continued)
(Table amounts in $ 000s)

The Company maintains a collateral pledge agreement with the FHLB covering secured advances whereby the Company pledges mortgage loans on 1-4 family homes or 5+ family dwellings. At December 31, 2012, the Company had $27,934,000 in loans pledged to the FHLB, securing an unfunded line of credit of $15,301,000. The Company also maintains a collateral pledge agreement with the FRB covering secured advances whereby the Company pledges commercial loans. At December 31, 2012 the Company had $149,000 in loans pledged to the FHLB, securing an unfunded line of credit of $121,000.

Federal funds purchased is a short-term borrowing from a money center bank. At December 31, 2012 and December 31, 2011 there were no federal funds purchased.

Note 9 – Subordinated Debentures

On September 15, 2005, the Company issued $10.3 million of trust preferred securities through Northern States Statutory Trust I, a consolidated wholly-owned grantor trustee, which in turn issued $10.3 million of trust preferred securities. The Company was required to hold $310,000 of the trust preferred securities as Common Securities while the remaining $10 million was issued as Capital Securities. The subordinated debentures mature in September 2035 and at December 31, 2012 carried an interest rate of 2.108% compared with 2.346% at December 31, 2011. The subordinated debentures currently and until maturity bear interest at a rate equal to the sum of the 3-month London Interbank Offered Rate (“LIBOR”) plus 1.80%. From December 2005 until September 15, 2010, the subordinated debentures carried an interest at a rate equal to the sum of the product of 50% times the 3-month London Interbank Offered Rate (“LIBOR”) plus 1.80%, plus the product of 50% times 6.186%. The 3-month LIBOR rate used at December 31, 2012 and 2011 was 0.308% and 0.546%, respectively. For the years ended December 31, 2012, 2011 and 2010, interest expense on the subordinated debentures was $256,000, $234,000 and $381,000, respectively.

The Company has guaranteed the payment of distributions and payments upon liquidation or redemption of the trust preferred securities, in each case to the extent of funds held by the Trust. The Company and the Trust believe that, taken together, the obligations of the Company under the guarantee, the subordinated debentures, and other related agreements provide, in the aggregate, a full, irrevocable and unconditional guarantee, on a subordinated basis, of all of the obligations of the Trust under the trust preferred securities. Subject to certain limitations, the Company has the right to defer the payment of interest on the junior subordinated debentures at any time, or from time to time, for a period not to exceed 20 consecutive quarters. In November 2009, the Company notified the trustee that holds the Company’s junior subordinated debentures relating to its outstanding trust preferred securities that the Company would be deferring its regularly scheduled quarterly interest payments. The Company has continued to defer interest payments and at December 31, 2012, had deferred thirteen quarterly payments and accrued interest payable on the subordinated debentures of $1.0 million. During the deferral period, the Company may not pay any dividends on its common or preferred stock. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the subordinated debentures at maturity or their earlier redemption. The subordinated debentures became callable at par beginning on September 15, 2010 at the discretion of the Company if certain conditions are met, and, in any event, only after the Company obtains Federal Reserve Bank approval, if required under applicable guidelines or regulations. Subject to certain exceptions, the Company may not without the consent of the Treasury Department engage in repurchases of the Company’s common stock or trust preferred securities until all shares of Series A Preferred Stock issued to the Treasury Department have been redeemed or transferred by the Treasury Department.

Regulations allow bank holding companies and banks to include subordinated debentures, subject to some limitations, as a component of capital for the purpose of meeting certain regulatory requirements.

Note 10 - Income Taxes
(Table amounts in $ 000s)

A summary of federal and state income taxes on operations follows:

	2012	2011	2010
Current payable tax:
Federal	$0	$0	$0
State	0	0	0
Change in valuation allowance	4,774	3,962	2,639
Deferred tax benefit	(4,774)	(3,962)	(2,639)

Provision for income taxes	$0	$0	$0

The components of deferred tax assets and liabilities at December 31, 2012 and 2011 follow:

	2012	2011
Deferred tax assets:
Allowance for loan and lease losses	$10,406	$7,645
Deferred compensation and directors' fees	102	100
Net operating loss carry forward for state income tax purposes	2,689	2,075
Net operating loss carry forward for federal income tax purposes	10,153	8,723
Alternative minimum tax credit carry forward	307	380
Low income housing limited partnership credit carry forward	426	402
Restricted stock units	86	0
Basis difference in other real estate owned	2,596	2,018
Other items	6	63
Gross deferred tax assets	26,771	21,406
Deferred tax liabilities:
Depreciation	(876)	(224)
Federal Home Loan Bank stock dividends	(104)	(202)
Deferred loan fees	(380)	(345)
Basis difference in acquired assets	(353)	(352)
Unrealized gain on securities available for sale	(1,214)	(658)
Other items	(3)	(2)
Gross deferred tax liabilities	(2,930)	(1,783)
Valuation allowance	(25,055)	(20,281)

Net deferred tax liability	$(1,214)	$(658)

The remaining net deferred tax liability of the Company at year-end 2012 of $1,214,000 consists of the tax effect of the unrealized gains of the Company’s securities. There was no deferred tax asset valuation allowance against this deferred tax item.

In 2012, the Company had an accumulated net operating loss for state income tax purposes of approximately $43,014,000, which will be carried forward to reduce future taxable income. The State of Illinois has suspended the use of net operating losses carried forward until the 2014 tax year. The net operating loss carried forward will begin to expire in 2020 for Illinois.

At December 31, 2012, the Company had an accumulated net operating loss for federal income tax purposes of approximately $29,861,000, which will be carried forward to reduce future taxable income. The net operating loss carried forward will begin to expire in 2029 if it is not utilized.

At December 31, 2012, the Company had a low income housing investments tax credit carry forward of $426,000 for federal income tax purposes. This credit will begin to expire in 2026 if it is not utilized.

Note 10 - Income Taxes (Continued)
(Table amounts in $ 000s)

At December 31, 2012, the Company had an alternative minimum tax credit carry forward of $307,000 for federal income tax purposes. There is no statutory expiration date for this credit.

The provision for income taxes differs from that computed at the statutory federal corporate rates as follows:

	2012	2011	2010

Income tax calculated at statutory rate (34%)	$(4,277)	$(2,274)	$(2,161)
Add (subtract) tax effect of:
Tax-exempt income, net of disallowed interest expense	(103)	(117)	(136)
State income tax, net of federal tax benefit	(793)	(419)	(306)
Tax credits from low income housing investments	0	(80)	(80)
Change in valuation allowance	4,774	3,962	2,639
Change in effective state income tax rate	0	(237)	0
Other items, net	399	(835)	44

Provision for income taxes	$0	$0	$0

Prior to being merged with the Bank, the former subsidiary, First Federal Bank, fsb (the “Thrift”) qualified under provisions of the Internal Revenue Code which permitted it to deduct from taxable income a provision for bad debts which differed from the provision charged to income in the financial statements. Tax legislation passed in 1996 requires all thrift institutions to deduct a provision for bad debts for tax purposes based on actual loss experience. Retained earnings, at December 31, 2012, includes approximately $3,269,000 for which no provision for federal income taxes has been made. If, in the future, this portion of retained earnings is used for any purpose other than to absorb bad debt losses, federal income taxes would be imposed at the then prevailing rates, resulting in approximately $1,269,000 of deferred tax liability.

At year-end 2012, management reviewed whether it had any material contingent liabilities associated with uncertain tax positions and determined that it had none.

Note 11 – Preferred Stock

On February 20, 2009, pursuant to the Treasury’s TARP Capital Purchase Program, the Company issued to the Treasury, in exchange for total proceeds of $17,211,000, (i) 17,211 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), par value $.40 per share and a liquidation amount per share equal to $1,000 per share, and (ii) a ten-year warrant (the “Warrant”) to purchase up to 584,084 shares of the Company’s common stock, at an exercise price of $4.42 per share. The $17,211,000 proceeds were allocated to the Series A Preferred Stock and the Warrant based on the relative fair value of the instruments. The fair value of the preferred stock was estimated using an approximate 12% discount rate and a five-year expected life. A fair value of $681,000 was estimated for the warrants using a Black-Sholes valuation. The assumptions used in the Black-Sholes valuation were as follows: $4.42 strike price based on the contract, approximately 53% for calculated volatility, 3.1% for weighted average dividends, five years for the expected term and 2% for the risk free rate.

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

Note 11 – Preferred Stock (Continued)

Dividends are payable quarterly on the Series A Preferred Stock at an annual dividend rate of 5% per year for the first five years, and 9% per year thereafter. The effective yield of the Series A Preferred Stock approximates 5.94%. At November 15, 2009, the Company suspended its dividend payment to the Treasury on its Series A Preferred Stock and has continued to suspend its dividend payments through year-end 2012. At December 31, 2012, the Company owed the Treasury $3,144,000 in dividends on the Series A Preferred Stock.

The suspension of dividend payments is permissible under the terms of the TARP Capital Purchase Program, but the dividend is a cumulative dividend and failure to pay dividends for six dividend periods triggers board of director appointment rights for the holder of the Series A Preferred Stock. At December 31, 2012, the Company had suspended payment for thirteen dividend periods. On December 18, 2012, P. David Kuhl was appointed to the board of directors of the Company pursuant to the terms of the TARP Capital Purchase Program. The appointment was made following the consideration of several candidates proposed by both the Company and Treasury. After consideration of these multiple candidates, the Treasury and Company both agreed that Mr. Kuhl satisfied their respective criteria and that he was therefore best suited to assume the role of a director of the Company. With Mr. Kuhl’s appointment, the Treasury has the contractual right to appoint one more director.

For as long as any shares of Series A Preferred Stock are outstanding, no dividends may be declared or paid on the Company’s common stock unless all accrued and unpaid dividends for all past dividend periods on the Series A Preferred Stock are fully paid. Pursuant to the Capital Purchase Program, the Treasury’s consent is required for any increase in dividends on the Company’s common stock from the amount of $0.40 per share, the last semi-annual stock dividend declared by the Company prior to October 14, 2008, unless the Series A Preferred Stock is redeemed in whole or the Treasury has transferred all of the Series A Preferred Stock it owns to third parties.

The Company may not repurchase any of its common stock of the Company without the prior consent of the Treasury for as long as the shares of Series A Preferred Stock are outstanding to the Treasury or until the Treasury transfers all of the Series A Preferred Stock it owns to third parties.

Note 12 - Regulatory Matters
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

Note 12 - Regulatory Matters (Continued)
(Table amounts in $ 000s)

Actual capital levels and minimum statutory required levels were as follows at December 31, 2012 and 2011:

					Minimum Required to be
			Minimum Required		Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2012
Tier I Capital (to average assets)
Consolidated	$19,254	4.56%	$16,884	4.00%	N/A
NorStates Bank	27,854	6.67	16,711	4.00	20,889	5.00

Tier I Capital (to risk weighted assets)
Consolidated	19,254	7.44	10,356	4.00	N/A
NorStates Bank	27,854	10.77	10,342	4.00	15,512	6.00

Total Capital (to risk weighted assets)
Consolidated	27,395	10.58	20,712	8.00	N/A
NorStates Bank	31,302	12.11	20,683	8.00	25,854	10.00

2011
Tier I Capital (to average assets)
Consolidated	$36,918	7.53%	$19,599	4.00%	N/A
NorStates Bank	39,855	8.20	19,449	4.00	24,311	5.00

Tier I Capital (to risk weighted assets)
Consolidated	36,918	11.64	12,686	4.00	N/A
NorStates Bank	39,855	12.55	12,699	4.00	19,049	6.00

Total Capital (to risk weighted assets)
Consolidated	41,555	13.10	25,372	8.00	N/A
NorStates Bank	44,009	13.86	25,398	8.00	31,748	10.00

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

In November 2009, in response to the Board Resolution, the Company notified the Treasury of its intent to suspend its dividend payments on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”). The suspension of the dividend payments is permissible under the terms of the Troubled Asset Relief Program Capital Purchase Program, but the dividend is a cumulative dividend and failure to pay dividends for six dividend periods triggers board of director appointment rights for the holder of the Series A Preferred Stock. At December 31, 2012, the Company had suspended thirteen dividend payments and has a payable of $3,144,000 for the preferred stock dividends. In December 2012, the Treasury exercised its director appointment rights and appointed one director to the Board of Directors and has the contractual right to appoint one more director. Previously, in January 2011, the Company agreed to allow a Treasury representative to attend its Board of Directors meetings as an observer, however upon appointment of P. David Kuhl as director, the Treasury observer attendance has been discontinued. While dividends are being deferred on the preferred stock issued under the TARP CPP, the Company may not pay dividends on its common stock.

In November 2009, the Company notified the trustee that holds the Company’s junior subordinated debentures relating to its trust preferred securities that the Company would be deferring its regularly scheduled quarterly interest payments. The Company has the right to defer the payment of interest on the junior subordinated debentures at any time, for a period not to exceed 20 consecutive quarters. At December 31, 2012, the Company had deferred payment of thirteen regularly scheduled quarterly interest payments and has a payable of $1.0 million for the interest on the subordinated debentures. During the deferral period, the Company may not pay any dividends on its common or preferred stock.

On April 16, 2010, the Bank’s board of directors, management, the FDIC and the IDFPR entered into the 2010 Consent Order. On January 14, 2013 the 2010 Consent Order was terminated and was replaced by the 2013 Consent Order. Both the 2010 and the 2013 Consent Orders require, among other items, continued Bank Board of Directors oversight, certain minimum capital levels, action plans to reduce and manage its classified assets, and restrictions on the payment of dividends without prior approval from its regulators (see Note 19).

Both the 2010 and 2013 Consent Orders require the Bank to maintain Tier 1 Capital to average assets at a minimum of 8.00% and total capital to risk weighted assets at a minimum of 12.00%. As noted above, the Bank's Tier 1 Capital to average assets was 6.67%, below the minimum required by the Consent Orders, and total risk-based capital ratio was 12.11% as of December 31, 2012. Under the 2013 Consent Order the Bank may not be considered "well capitalized" for capital adequacy purposes even if it exceeds the levels of capital set forth in the Consent Order. As of December 31, 2012, the Bank was considered "adequately capitalized".

For additional information on regulatory matters, see Note 19 and Note 20.

Note 13 - Commitments, Off-Balance Sheet Risk, and Contingencies
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

At year-end 2012 and 2011, reserves of $7,181,000 and $7,077,000 were required as deposits with the Federal Reserve or as cash on hand. At year-end 2012, the Company earned interest on its deposits at the Federal Reserve at a rate of 0.25%.

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

Note 13 - Commitments, Off-Balance Sheet Risk, and Contingencies (Continued)
(Table amounts in $ 000s)

The same credit policies are used for commitments and conditional obligations as are used for loans.

A summary of the notional or contractual amounts of financial instruments with off-balance-sheet risk at year-end follows:

	2012	2011
Unused lines of credit and commitments to make loans:
Fixed rate	$639	$3,908
Variable rate	27,919	28,317

Total	$28,558	$32,225

Standby letters of credit	$1,103	$2,283

Commitments to make loans at a fixed rate have interest rates ranging primarily from 5.00% to 7.25% at December 31, 2012.

Commitments to make loans to related parties totaled $99,000 and $247,000 at December 31, 2012 and 2011, respectively, and were at the same terms and conditions available to other borrowers.

Note 14 - Loss Per Share and Capital Matters
(Table amounts in $ 000s, except per share data)

Information related to common stockholders’ equity at December 31, 2012 and 2011 was as follows:

	2012	2011

Par value per share	$0.40	$0.40
Authorized shares	6,500,000	6,500,000
Issued shares	4,472,255	4,472,255
Outstanding shares	4,270,755	4,277,755
Treasury shares	201,500	194,500

During 2009, the Company issued preferred stock and common stock equivalents from warrants related to funds received from the Treasury through its Capital Purchase Program. However, common stock equivalents from warrants during 2012, 2011 and 2010 were antidilutive and, therefore, not used in computing diluted loss per share.

Net loss available to common stockholders was utilized to calculate both basic and diluted loss per share for all years presented. Information regarding weighted average shares utilized in computing basic and diluted loss per share is as follows:

Note 14 - Loss Per Share and Capital Matters (Continued)
(Table amounts in $ 000s, except per share data)

	2012	2011	2010
Basic earnings per share:
Net loss	$(12,580)	$(6,687)	$(6,362)
Dividends accrued to preferred stockholders	988	938	893
Accretion of discount on preferred stock	143	136	127
Net loss available to common stockholders	$(13,711)	$(7,761)	$(7,382)
Weighted average common shares outstanding	4,275,236	4,276,478	4,072,255
Basic loss per share	$(3.21)	$(1.81)	$(1.81)

Diluted earnings per share:
Net loss	$(12,580)	$(6,687)	$(6,362)
Dividends accrued to preferred stockholders	988	938	893
Accretion of discount on preferred stock	143	136	127
Net loss available to common stockholders	$(13,711)	$(7,761)	$(7,382)
Weighted average common shares outstanding	4,275,236	4,276,478	4,072,255
Add: Dilutive effect of common stock equivalents	0	0	0
Weighted average common and dilutive common shares outstanding	4,275,236	4,276,478	4,072,255
Diluted earnings per share	$(3.21)	$(1.81)	$(1.81)

At the May 21, 2009 annual meeting of stockholders, the 2009 Restricted Stock Plan (the “Plan”) was approved by the stockholders. The Plan authorized the issuance of 400,000 shares of the Company’s common stock to be issued in whole or in part from treasury shares or authorized and unissued shares not reserved for any other purpose. Awards from the Plan may be made to directors and employees of both the Company and/or its subsidiaries and may consist of restricted stock with associated voting rights and the right to receive dividends. Awards may also be issued as stock units not having voting rights or the right to receive dividends until the terms of the award are satisfied and the shares of the Company’s stock are actually issued; however, dividends may be credited to a restricted stock award. The terms and conditions of each award is set forth and described in an award agreement between the Company and the participant.

During 2011, 207,500 shares of restricted Company stock were issued pursuant to the Plan from treasury stock and subsequently during 2011, 2,000 shares of the restricted stock were forfeited and returned to treasury stock. These 2011 transactions increased the shares outstanding at December 31, 2011 to 4,277,755. During 2012, 7,000 shares of the restricted stock were forfeited and returned to treasury stock decreasing the shares outstanding at December 31, 2012 to 4,270,755. On March 7, 2013, the Company filed a post-effective amendment to its Registration Statement on Form S-8 to deregister all shares of the Company’s common stock covered by the Form S-8 Registration Statement that remained unsold under the Plan.

Note 15 - Other Comprehensive Income
(Table amounts in $ 000s)

Other comprehensive income components and related taxes were as follows:

Years ended December 31,	2012	2011	2010

Changes in unrealized holding gains on securities available for sale	$1,412	$4,639	$2,096
Reclassification adjustments for gains recognized in earnings	0	(527)	(2,390)
Impairment losses recognized in earnings	0	163	659
Net unrealized gains	1,412	4,275	365
Tax effect	(556)	(1,634)	(126)

Other comprehensive income	$856	$2,641	$239

Note 16 - Fair Value Measurement
(Table amounts in $ 000s)

The following methods and assumptions were used to estimate fair values for financial instruments. Securities’ fair values are based on quoted market prices or, if no quotes are available, on the rate and term of the security and or information about the issuer. For loans, leases, deposits, securities sold under repurchase agreements and fixed rate FHLB advances, the fair value is estimated by discounted cash flow analysis using market rates for the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable. The fair value of off-balance sheet items is based on the fees or cost that would currently be charged to enter or terminate such arrangements and the amount is not material. Fair value for cash and cash equivalents, accrued interest receivable, advances from borrowers for taxes and insurance and accrued interest payable are estimated at carrying value. The estimated fair value for Federal Home Loan Bank stock is equal to the carrying value based on the restricted nature of the stock.

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

Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity.

In instances where inputs used to measure fair value fall into different levels in the above fair value hierarchy, fair value measurements in their entirety are categorized based on the lowest input that is significant to the valuation. The Company’s assessment of the significance of particular inputs to these fair value measurements requires judgment and considers factors specific to each financial instrument.

The estimated year end fair values of financial instruments were:

December 31, 2012	Carrying	Estimated Fair Value
	Value	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$51,625	$51,625	$51,625	$0	$0
Interest bearing deposits in financial institutions – maturities of 90 days or more	5,406	5,406	5,406	0	0
Securities available for sale	79,150	79,150	4,292	74,041	817
Loans and leases, net	252,070	253,070	0	0	253,070
Federal Home Loan Bank stock	931	931	0	0	931
Accrued interest receivable	1,119	1,119	1,119	0	0

Financial liabilities:
Deposits	$(358,594)	$(358,529)	$(251,899)	$(106,630)	$0
Securities sold under repurchase agreements	(19,262)	(19,208)	0	(19,208)	0
Subordinated debentures	(10,310)	(4,723)	0	0	(4,723)
Advances from borrowers for taxes and insurance	(1,335)	(1,335)	(1,335)	0	0
Accrued interest payable	(1,205)	(1,205)	(1,205)	0	0

Note 16 – Fair Value Measurement (Continued)
(Table amounts in $ 000s)

December 31, 2011	Carrying	Estimated Fair Value
	Value	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$37,833	$37,833	$37,833	$0	$0
Securities available for sale	87,140	87,140	4,261	81,934	945
Loans and leases, net	303,729	313,338	0	0	313,338
Federal Home Loan Bank stock	1,801	1,801	0	0	1,801
Accrued interest receivable	1,401	1,401	1,401	0	0

Financial liabilities:
Deposits	$(397,631)	$(397,885)	$(245,314)	$(152,571)	$0
Securities sold under repurchase agreements	(19,455)	(19,417)	0	(19,417)	0
Subordinated debentures	(10,310)	(4,375)	0	0	(4,375)
Advances from borrowers for taxes and insurance	(1,222)	(1,222)	(1,222)	0	0
Accrued interest payable	(1,127)	(1,127)	(1,127)	0	0

On an annual basis the Company validates the measurement of the fair values of its securities with an independent securities valuation firm. This independent securities valuation firm determines the fair values of the securities portfolio that is then compared to the fair value using the methods above. When this validation was last done on September 30, 2012, the difference between the fair value reported and the fair value determined by the independent securities valuation firm was considered immaterial.

Below shows information regarding the Company’s securities that were measured at fair value on a recurring basis at year-end 2012 and 2011, and the valuation techniques used by the Company to determine fair values.

Securities Available for Sale		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2012	Total	(Level 1)	(Level 2)	(Level 3)

States and political subdivisions	$2,592	$0	$1,775	$817
Mortgage-backed securities	72,266	0	72,266	0
Equity securities	4,292	4,292	0	0

At December 31, 2012	$79,150	$4,292	$74,041	$817

December 31, 2011

States and political subdivisions	$3,117	$0	$2,172	$945
Mortgage-backed securities	79,762	0	79,762	0
Equity securities	4,261	4,261	0	0

At December 31, 2011	$87,140	$4,261	$81,934	$945

Note 16 – Fair Value Measurement (Continued)
(Table amounts in $ 000s)

The Company’s change in level 3 securities measured at fair value on a recurring basis were as follows:

Level 3 Securities Available for Sale	2012	2011	2010

Balance at beginning of year	$945	$20	$37
Total realized and unrealized losses included in income	0	(163)	(659)
Total realized income included in other comprehensive income	0	143	642
Net purchase, sales, calls and maturities	(128)	0	0
Net transfers into Level 3	0	945	0

Balance at end of year	$817	$945	$20

During 2011, the fair value of a security having a carrying value of $945,000 at year-end 2011 could no longer be determined using significant other observable inputs, or Level 2, as it consisted of a local nonrated municipal issue. At year-ends 2012 and 2011, fair value was determined using significant unobservable inputs, or Level 3, based on an outside investment broker’s analysis of the financial condition of the municipality issuing the security.

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are held to maturity loans or other real estate owned that are considered impaired per accounting principles. The Company has estimated the fair value of these impaired assets using Level 3 inputs, specifically discounted cash flow projections or fair value of collateral less costs to sell.

During 2012, 2011 and 2010, the Company recorded adjustments to certain collateral dependent loans that were measured for impairment in accordance with accounting guidelines. Such amounts are generally based on the estimated underlying collateral values less estimated costs to sell that support these loans. During 2012, 2011 and 2010, the Company also recorded adjustments to certain cash flow dependent loans consisting primarily of troubled debt restructured loans that were measured for impairment in accordance with accounting guidelines. In the case of the cash flow dependent troubled debt restructured loans, impairment was determined by comparing the discounted cash flows based on the concessions with the Company’s recorded investment. The Company made allocations for impaired loans totaling $11,729,000, $6,303,000 and $9,776,000 in 2012, 2011 and 2010, respectively.

Impaired Loans		Fair Value Measurements at Reporting Date Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
At December 31 2012	$39,410	$0	$0	$39,410

At December 31, 2011	$40,744	$0	$0	$40,744

Note 16 – Fair Value Measurement (Continued)
(Table amounts in $ 000s)

The following table presents quantitative information about level 3 fair value for impaired loans measured at fair value on a non-recurring basis at December 31, 2012:

Impaired Loans:				Range
		Valuation		(Weighted
	Fair Value	Technique(s)	Unobservable Input(s)	Average)

Commercial	$12	Sales comparison	Discount on market value	10%-10% (10%)
		approach	and selling costs

Real estate-construction	6,764	Sales comparison	Discount on market value	8%-8% (8%)
		approach	and selling costs

Real estate-mortgage 1-4 family	2,359	Sales comparison	Discount on market value	8%-8% (8%)
		approach	and selling costs

Real estate-mortgage 5+ family	734	Sales comparison	Discount on market value	8%-8% (8%)
		approach	and selling costs

Real estate-mortgage commercial	29,043	Sales comparison	Discount on market value	6%-8% (8%)
		approach	and selling costs

Home equity	498	Sales comparison	Discount on market value	8%-8% (8%)
		approach	and selling costs

Total at December 31, 2012	$39,410

During 2012, 2011 and 2010, the Company recorded adjustments to certain properties carried as other real estate owned that were measured for impairment in accordance with accounting guidelines. Such amounts are generally based on the estimated underlying fair values of the properties less estimated costs to sell. In cases where the carrying values of the properties exceed the estimated fair values of the properties less estimated costs, an impairment loss was recognized. These adjustments recorded as write-downs of other real estate owned totaled $4,867,000, $4,018,000 and $3,791,000 in 2012, 2011 and 2010, respectively.

Impaired Other Real Estate Owned		Fair Value Measurements at Reporting Date Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
At December 31 2012	$11,509	$0	0	11,509

At December 31, 2011	$18,300	$0	0	18,300

Note 16 – Fair Value Measurement (Continued)
(Table amounts in $ 000s)

The following table presents quantitative information about level 3 fair value for impaired other real estate owned measured at fair value on a non-recurring basis at December 31, 2012:

Impaired Other Real Estate Owned				Range
		Valuation		(Weighted
	Fair Value	Technique(s)	Unobservable Input(s)	Average)

Real estate - vacant land	$3,373	Sales comparison	Discount on market value	6%-36% (16%)
		approach	and selling costs

Real estate - 1-4 family	1,456	Sales comparison	Discount on market value	3%-6% (5%)
		approach	and selling costs

Real estate - 5+ family	987	Sales comparison	Discount on market value	6%-6% (6%)
		approach	and selling costs

Real estate - commercial	5,693	Sales comparison	Discount on market value	3%-6% (6%)
		approach	and selling costs

Total at December 31, 2012	$11,509

Note 17 - Parent Company Condensed Financial Statements
(Table amounts in $ 000s)

Following are condensed parent company financial statements.

Condensed Balance Sheets
December 31,	2012	2011

Assets
Cash on deposit at subsidiary bank - noninterest bearing	$299	$538
Investment in wholly-owned subsidiary bank	29,844	40,989
Investment in wholly-owned subsidiary company	43	26
Other assets	358	339

Total assets	$30,544	$41,892

Liabilities and Stockholders' Equity
Accounts payable and other liabilities	$4,301	$3,043
Subordinated debentures	10,310	10,310
Total liabilities	14,611	13,353
Stockholders' equity	15,933	28,539

Total liabilities and stockholders' equity	$30,544	$41,892

Condensed Statements of Operations
Years ended December 31,	2012	2011	2010

Operating income
Other operating income	$14	$7	$11
Operating expenses
Interest expense	256	234	381
Other operating expenses	354	354	438
Total operating expenses	610	588	819
Loss before income taxes and equity in undistributed loss of wholly-owned subsidiaries	(596)	(581)	(808)
Income tax benefit	0	0	0
Loss before equity in undistributed loss of wholly owned subsidiaries	(596)	(581)	(808)
Equity in undistributed loss of NorStates Bank	(12,001)	(6,106)	(5,554)
Equity in undistributed earnings of NorProperties, Inc	17	0	0

Net loss	$(12,580)	$(6,687)	$(6,362)

Note 17 - Parent Company Condensed Financial Statements (Continued)
(Table amounts in $ 000s)

Condensed Statements of Cash Flows
Years ended December 31,	2012	2011	2010

Cash flows from operating activities
Loss	$(12,580)	$(6,687)	$(6,362)
Adjustments to reconcile net income to net cash from operating activities
Equity in undistributed loss of NorStates Bank	12,001	6,106	5,554
Equity in undistributed earnings of NorProperties, Inc	(17)	0	0
Restricted stock awards expense	106	238	0
Increase in other assets	(19)	(14)	(322)
Increase (decrease) in other liabilities	270	(237)	1,238
Net cash (used) provided from operating activities	(239)	(594)	108

Net cash used from investing activities	0	0	0

Net cash provided from financing activities	0	0	0

(Decrease) increase in cash and cash equivalents	(239)	(594)	108
Cash and cash equivalents at beginning of year	538	1,132	1,024

Cash and cash equivalents at end of year	$299	$538	$1,132

Note 18 - Quarterly Financial Data (Unaudited)
(Table amounts in $ 000s, except per share data)

2012				Loss per
	Interest	Net Interest	Net	Share Basic
	Income	Income	Loss	and Diluted (1)

First quarter (2)	$4,648	$4,284	$(2,840)	$(0.73)
Second quarter (3)	4,436	4,179	(2,531)	(0.66)
Third quarter (4)	4,043	3,816	(2,069)	(0.55)
Fourth quarter (5)	4,013	3,805	(5,140)	(1.27)

Total	$17,140	$16,084	$(12,580)	$(3.21)

2011				Loss per
	Interest	Net Interest	Net	Share Basic
	Income	Income	Loss	and Diluted (1)

First quarter (6)	$5,449	$4,648	$(1,102)	$(0.32)
Second quarter (7)	5,296	4,668	(2,282)	(0.60)
Third quarter (8)	5,064	4,543	(1,686)	(0.46)
Fourth quarter (9)	5,070	4,638	(1,617)	(0.44)

Total	$20,879	$18,497	$(6,687)	$(1.81)

(1)
Earnings per share for the quarters and fiscal year have been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of rounding and differences to average shares outstanding from quarter to quarter.

Note 18 - Quarterly Financial Data (Unaudited) (Continued)
(Table amounts in $ 000s, except per share data)

(2)
During the first quarter 2012, the Company recognized $2.0 million of write-downs on other real estate owned as the values of these properties decreased. A provision for loan and lease losses of $1.4 million was made as real estate values on properties used as collateral for nonperforming loans declined. The Company also recognized a net loss on the sale of other real estate owned of $216,000.

(3)
During the second quarter 2012, there was a provision for loan and lease losses of $2.6 million as collateral values declined. The Company also recognized $723,000 of write-downs on other real estate owned as the values of these properties decreased.

(4)
During the third quarter of 2012, there was a provision for loan and lease losses of $2.1 million as collateral values declined. The Company also recognized $1.2 million of write-downs on other real estate owned as the values of these properties decreased. The Company reversed $238,000 of loan interest income as loans were placed on nonaccrual status.

(5)
During the fourth quarter of 2012, there was a provision for loan and lease losses of $5.0 million as collateral values declined. The Company also recognized $1.0 million of write-downs on other real estate owned as the values of these properties decreased.

(6)
During the first quarter 2011, there was a provision for loan and lease losses of $1.2 million as collateral values declined. The Company also recognized $673,000 of write-downs on other real estate owned as the values of these properties decreased. The Company recognized impairment write-downs of $163,000 on its collateralized debt obligations and equity securities carried in the Company’s securities portfolio.

(7)
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

(8)
During the third quarter of 2011, the Company had a provision for loan and lease losses of $2.0 million as collateral values declined. The Company recognized a write-down to its other real estate owned of $797,000. The Company recognized gains on the sale of securities of $135,000.

(9)
During the fourth quarter 2011, the Company recognized a write-down to its other real estate owned of $1.9 million as the value of these properties declined. The provision for loan and lease losses was $1.2 million as collateral values declined. The Company recognized gains on the sale of securities of $250,000.

Note 19 – Consent Order and Written Agreement

On April 16, 2010, the Bank and the FDIC and the IDFPR entered into a joint Consent Order. Pursuant to the 2010 Consent Order, the Bank, among other things, has agreed to undertake the following:

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

Note 19 – Consent Order and Written Agreement (Continued)

(4)
prohibit the extension of additional credit to or for the benefit of any existing borrower with a loan that has been previously charged-off or classified “loss” by the examiners, as well as prohibit the extension of additional credit in any amount in excess of $10,000 to any existing borrower with an outstanding loan classified as “substandard”, “doubtful” or “special mention” unless the Board of Directors or a committee thereof determines the loan to be in the best interests of the Bank;

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

On January 14, 2013 the 2010 Consent Order was terminated and was replaced by the 2013 Consent Order. The 2013 Consent Order requires the Bank, among other things, to undertake the following:

(1)	continued oversight and supervision by the Board of Directors of the Bank and its management, including monitoring compliance with the Consent Order;

(2)	maintain a Tier 1 Capital to average assets ratio of at least 8% and a total risk-based capital ratio of at least 12%;

(3)	provide an updated written capital plan detailing the steps the Bank will take to comply with the minimum capital requirements;

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

Note 19 – Consent Order and Written Agreement (Continued)

(5)
continue to maintain, implement and adhere to written plans to reduce the Bank’s risk position for each classified asset and delinquent loan in excess of $1,000,000, and to manage concentrations of credit, including the ongoing measurement and monitoring and the setting of concentration limits commensurate with the Bank’s capital levels and overall risk profile;

(6)	not declare or pay any dividend without the prior consent of the FDIC and IDFPR;

(7)	continue to implement its written profit plan and develop a budget that includes the reduction of discretionary expenses and improvement in the Bank’s overall earnings; and

(8)	not increase its assets by more than 5% during any three-month period without preapproval, and no more than 15% annually.

Because the 2013 Consent Order establishes specific capital amounts to be maintained by the Bank, the Bank may not be considered better than “adequately capitalized” for capital adequacy purposes, even if the Bank exceeds the levels of capital set forth in the 2013 Consent Order. At December 31, 2012, the Bank’s Tier 1 to average assets ratio and total risked-based capital ratio were 6.67 percent and 12.11 percent, respectively. The Bank’s Tier 1 Capital to average assets ratio was below the capital levels required by the 2013 Consent Order of 8.00 percent while the Bank’s total risked-based capital ratio was above the 12.00 percent level required by the 2013 Consent Order.

As an adequately capitalized institution, the Bank may not accept, renew or roll over brokered deposits without prior approval of the FDIC. Brokered deposits also include deposits with rates of interest that are more than 75 basis points above the rate applicable to the applicable market of the Bank as determined by the FDIC.

Any material failure to comply with the provisions of the 2013 Consent Order could result in additional enforcement actions by the FDIC as allowed by 12 U.S.C. §1818 and the IDFPR. While the Company intends to take such actions as may be necessary to enable the Bank to comply with the requirements of the 2013 Consent Order, there can be no assurance that the Bank will be able to comply fully with the provisions of the 2013 Consent Order, or that efforts to comply with the 2013 Consent Order will not have adverse effects on the operations and financial condition of the Company and the Bank.

On March 17, 2011, the Company and the Federal Reserve Bank entered into a Written Agreement. Pursuant to the Written Agreement, the Company, among other things, has agreed to undertake the following:

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

Note 20 – Management Plans

Management and the Board of Directors are committed to complying with the terms of the 2013 Consent Order and Written Agreement, and have already taken, and continue to take, numerous steps to address these matters. The Bank reports to the FDIC and the IDFPR and the Company reports to the Federal Reserve quarterly regarding its progress in complying with the provisions included in the respective 2013 Consent Order and Written Agreement. Compliance with the terms of the 2013 Consent Order and the Written Agreement will be an ongoing priority for management of the Bank and Company.

The Bank continues to dedicate significant resources to effectively identify, monitor, and manage problem assets and reduce real estate loan concentrations. A liquidity policy has been developed to identify the sources of liquid assets available to meet the Bank’s contingency funding needs. Dividends have already been restricted and the Company has suspended its dividend payments on its Series A Preferred Stock issued to the Treasury Department as is permissible under the terms of the TARP Capital Purchase Program and has suspended interest payments on its subordinated debentures as is permissible under the terms of the debenture agreement.

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

Management and the Board of Directors are committed to complying with the terms of the Written Agreement and 2013 Consent Order and have already taken, and will continue to take, numerous steps to address the matters outlined.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework”. Based on that assessment, management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was effective based on the criteria established in “Internal Control-Integrated Framework”.

/s/ Scott Yelvington	/s/ Steven Neudecker
Scott Yelvington	Steven Neudecker
President and Chief Executive Officer	Vice President and Chief Financial Officer

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

Directors - The information required by this item with respect to Directors of the Company is set forth under the caption “Directors and Executive Officers” in the Company’s definitive proxy statement, relating to its 2013 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of December 31, 2012 and is incorporated herein by reference as if set forth in full herein as permitted by the General Instruction G(3) to Form 10-K.

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

The Company has adopted a code of ethics in connection with the rules of the SEC. This code applies to the directors and officers of the Company and its subsidiaries. A copy of the code of ethics is filed as an exhibit to this report as Exhibit 14. The Company will file on Form 8-K any amendments to, or waivers from, the code of ethics applicable to any of its directors or executive officers.

Item 11.	Executive Compensation.

The information called for by this item is set forth under the captions “Compensation Discussion and Analysis”, “Summary Executive Officer Compensation”, “Director Compensation”, “Employee Benefits and Compensation Committee Report”, and “Summary Compensation Table” in the Company’s Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information, as of December 31, 2012, relating to our equity compensation plan pursuant to which equity awards are authorized for issuance.

	Equity Compensation Plan Information
Equity Compensation Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Approved by securities holders(1)	0	$0	201,500
Not approved by security holders	0	0	0
Total	0	$0	201,500

(1)	Includes shares authorized for issuance under the Company’s 2009 Restricted Stock Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

101.1
The following financial statements from the Northern States Financial Corporation Annual Report on Form 10-K for the year ended December 31, 2012, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of cash flows, (iv) condensed consolidated statements of stockholders’ equity, (v) the notes to condensed consolidated financial statements.**

*Exhibits 10.3 through 10.5 and 10.8 and 10.9 are management contracts or compensatory plans or arrangements.

** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files submitted under Exhibit 101.1 are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, on this 11th day of March 2013.

NORTHERN STATES FINANCIAL CORPORATION
(Registrant)
Scott Yelvington,
President and Chief Executive Officer
/s/ Scott Yelvington	(Principal Executive Officer)

Steven Neudecker,
Vice President and Chief Financial Officer
/s/ Steven Neudecker	(Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

Each director of the Registrant, whose signature appears below, hereby appoints Scott Yelvington and Steven Neudecker and each of them severally, as his or her attorney-in-fact, to sign in his or her name and on his or her behalf, as a director of the Registrant, and to file with the Commission any and all Amendments to this Report on Form 10-K, on this 11th day of March 2013.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on this 11th day of March 2013.

Theodore A. Bertrand, Director	/s/ Theodore A. Bertrand

Jack H. Blumberg, Director	/s/ Jack H. Blumberg

Frank J. Furlan, Director	/s/ Frank J. Furlan

James A. Hollensteiner, Director	/s/ James A. Hollensteiner

Allan J. Jacobs, Director	/s/ Allan J. Jacobs

P. David Kuhl, Director	/s/ P. David Kuhl

Barbara Jo Martin, Director	/s/ Barbara Jo Martin

Raymond M. Mota, Director	/s/ Raymond M. Mota

Charles W. Smith, Director	/s/ Charles W. Smith

Scott Yelvington, Director	/s/ Scott Yelvington

NORTHERN STATES FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2012

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

101.1
The following financial statements from the Northern States Financial Corporation Annual Report on Form 10-K for the year ended December 31, 2012, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of cash flows, (iv) condensed consolidated statements of stockholders’ equity, (v) the notes to condensed consolidated financial statements. **

* Exhibits 10.3 through 10.5 and 10.8 and 10.9 are management contracts or compensatory plans or arrangements.

** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files submitted under Exhibit 101.1 are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.